Form 10-Q
period 2006-03-31
Community Partners Bancorp
filed 2006-05-11
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number: 000-51889

COMMUNITY PARTNERS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 Highway 35 South, Middletown, New Jersey	07748
(Address of Principal Executive Offices)	(Zip Code)

(732) 706-9009

(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, there were 6,284,270 shares of the registrant’s common stock, no par value, outstanding.

EXPLANATORY NOTE

Effective April 1, 2006 (the “Effective Time”), pursuant to the Agreement and Plan of Acquisition, dated as of August 16, 2005 (the “Plan of Acquisition”), among Community Partners Bancorp (the “Company”), Two River Community Bank (“Two River”) and The Town Bank (“Town Bank”), the Company acquired all of the shares of capital stock of each of Two River and Town Bank in exchange for shares of Company common stock. As a result, at the Effective Time, Two River and Town Bank became wholly-owned subsidiaries of the Company (the “Acquisition”).

The Company was formed for the purposes of effecting the Acquisition and to thereafter serve as a bank holding company for Two River and Town Bank. Accordingly, prior to the Effective Time, the Company had no business operations.

This Quarterly Report on Form 10-Q contains the unaudited interim financial statements of Two River for the three months ended March 31, 2006. As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities will be reported by the Company at Two River’s historical cost. Town Bank’s assets and liabilities will be recorded at their respective fair values as of the time of the acquisition. Any excess of the purchase price and costs of acquisition over the fair value of Town Bank’s tangible and identifiable intangible assets and liabilities will be recorded as goodwill. Operations relating to the business of Town Bank will be included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets of Two River Community Bank as of March 31, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Income of Two River Community Bank for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	2

	Consolidated Statements of Shareholders’ Equity of Two River Community Bank for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	3

	Consolidated Statements of Cash Flows of Two River Community Bank for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	28

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO RIVER COMMUNITY BANK

CONSOLIDATED BALANCE SHEETS

March 31, 2006 (Unaudited) and December 31, 2005

(In thousands, except share data)

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$8,501	$5,827
Federal funds sold	1,454	—

Total cash and cash equivalents	9,955	5,827

Securities available-for-sale	36,737	34,114
Securities held-to-maturity (fair value of $5,823 and $5,836 at March 31, 2006 and December 31, 2005, respectively)	5,840	5,841

Loans	227,839	216,327
Less allowance for loan losses	(2,496)	(2,380)

Net loans	225,343	213,947

Bank-owned life insurance	3,705	3,667
Premises and equipment, net	2,324	2,390
Accrued interest receivable	1,026	973
Other assets	1,977	1,517

	$286,907	$268,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits
Non-interest bearing	$50,946	$50,301
Interest bearing	200,859	186,148

Total deposits	251,805	236,449

Securities sold under agreements to repurchase	7,858	5,197
Short-term borrowings	1,450	1,514
Accrued interest payable	182	71
Other liabilities	1,416	1,278

Total liabilities	262,711	244,509

SHAREHOLDERS’ EQUITY
Common stock, $2.00 par value; authorized 10,000,000 shares; issued and outstanding 3,936,595 shares at March 31, 2006 and December 31, 2005	7,873	7,873
Additional paid-in capital	14,310	14,310
Retained earnings	2,636	2,153
Accumulated other comprehensive loss	(623)	(569)

Total shareholders’ equity	24,196	23,767

Total liabilities and shareholders’ equity	$286,907	$268,276

See notes to consolidated financial statements.

TWO RIVER COMMUNITY BANK

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, including fees	$3,860	$2,916
Investment securities	443	429
Federal funds sold	26	7

Total Interest Income	4,329	3,352

INTEREST EXPENSE
Deposits	1,446	706
Securities sold under agreements to repurchase	45	35
Short-term borrowings	22	45

Total Interest Expense	1,513	786

Net Interest Income	2,816	2,566
PROVISION FOR LOAN LOSSES	116	142

Net Interest Income after Provision for Loan Losses	2,700	2,424

NON-INTEREST INCOME:
Service fees on deposit accounts	148	112
Other loan customer service fees	92	92
Earnings from investment in life insurance	38	39
Other income	20	9

Total Non-Interest Income	298	252

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,222	1,093
Occupancy and equipment	412	395
Professional	54	58
Advertising	75	66
Data processing	55	64
Insurance	50	52
Other operating	395	265

Total Non-Interest Expenses	2,263	1,993

Income before Income Taxes	735	683
INCOME TAX EXPENSE	252	253

Net Income	$483	$430

EARNINGS PER SHARE:
Basic	$0.12	$0.11
Diluted	$0.12	$0.10

Weighted average shares outstanding (in thousands):
Basic	3,937	3,926
Diluted	4,089	4,124

See notes to consolidated financial statements.

TWO RIVER COMMUNITY BANK

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2005	$7,873	$14,310	$2,153	$(569)	$23,767

Comprehensive income:
Net income	—	—	483	—	483
Change in net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(54)	(54)

Total comprehensive income					429

Balance, March 31, 2006	$7,873	$14,310	$2,636	$(623)	$24,196

Balance December 31, 2004	$7,806	$14,119	$61	$(177)	$21,809

Comprehensive income:
Net income	—	—	430	—	430
Change in net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	(398)	(398)

Total comprehensive income					32

Options exercised (33,601 shares)	67	58	—	—	125

Balance, March 31, 2005	$7,873	$14,177	$491	$(575)	$21,966

See notes to consolidated financial statements.

TWO RIVER COMMUNITY BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Cash flows from operating activities:
Net income	$483	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	177
Provision for loan losses	116	142
Net amortization of premiums and discounts	8	16
Net increase in investment in life insurance	(38)	(39)
Commercial loan participations originated for sale	(992)	(487)
Proceeds from sales of commercial loan participations	992	487
Increase in assets:
Accrued interest receivable	(53)	(88)
Other assets	(433)	(178)
Increase in liabilities:
Accrued interest payable	111	14
Other liabilities	138	292

Net cash provided by operating activities	498	766

Cash flows from investing activities:
Purchase of securities available for sale	(3,308)	(150)
Proceeds from repayments and maturities of securities available for sale	597	1,252
Net increase in loans	(11,512)	(12,179)
Purchases of premises and equipment	(100)	(116)

Net cash used in investing activities	(14,323)	(11,193)

Cash flows from financing activities:
Net increase in deposits	15,356	12,364
Net increase in securities sold under agreements to repurchase	2,661	63
Net repayments on short-term borrowings	(64)	—
Proceeds from exercise of stock options	—	125

Net cash provided by financing activities	17,953	12,552

Net increase in cash and cash equivalents	4,128	2,125
Cash and cash equivalents - beginning	5,827	10,370

Cash and cash equivalents - ending	$9,955	$12,495

Supplementary cash flow information:
Interest paid	$1,402	$772
Income taxes paid	$125	$12

See notes to consolidated financial statements.

TWO RIVER COMMUNITY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Community Partners Bancorp Special Financial Report on Form 10-K filed with the Securities and Exchange Commission on May 9, 2006.

The accompanying consolidated financial statements include the accounts of Two River Community Bank (“Two River”) and its wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

NOTE 2 – FORMATION OF BANK HOLDING COMPANY AND ACQUISITION

On August 16, 2005, Two River and The Town Bank (“Town Bank”) entered into a definitive agreement and plan of acquisition pursuant to which Two River would acquire Town Bank. The agreement called for an all-stock transaction in which the two banks would become independently operated, wholly-owned subsidiaries of Community Partners Bancorp (the “Company”), with substantially all of each bank’s board of directors and management team remaining in place. The transaction received approval of the shareholders of each bank on March 28, 2006.

Effective April 1, 2006, pursuant to the agreement and plan of acquisition, the Company acquired all the shares of common stock of each of Two River and Town Bank in exchange for shares of Company common stock. Each share of Two River common stock was converted into one share of Company common stock. Town Bank shareholders received 1.25 shares of Company common stock in exchange for each share of Town Bank common stock, plus cash in lieu of fractional shares. An aggregate of 3,936,595 shares of Company common stock, representing approximately 62.6% of the Company’s outstanding shares, were issued to Two River shareholders and an aggregate of approximately 2,347,791 shares of Company common stock, representing approximately 37.4% of the Company’s outstanding shares, were issued to shareholders of Town Bank.

As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities will be reported by the Company at Two River’s historical cost. Town Bank’s assets and liabilities will be recorded at their respective fair values as of the time of the acquisition. Any excess of the purchase price and costs of acquisition over the fair value of

Town Bank’s tangible and identifiable intangible assets and liabilities will be recorded as goodwill. Operations relating to the business of Town Bank will be included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

The aggregate value of the Company common stock issued to Town Bank shareholders was approximately $38.0 million, based on Two River’s average share price of $16.16 at the announcement date in August 2005. Town Bank had approximately $177.0 million in total assets, $137.5 million in net loans, $10.0 million in investments, $159.7 million in deposits, and $16.3 million of shareholders’ equity at the effective time of the acquisition. Management is currently evaluating the fair market value of the tangible and identifiable intangible assets and liabilities acquired in the acquisition.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued relating to outstanding stock options. Potential common shares related to stock options are determined using the treasury stock method.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$483	$430

Weighted average common shares outstanding	3,936,595	3,925,968
Effect of dilutive securities, stock options	152,032	197,758

Weighted average common shares outstanding used to calculate diluted earnings per share	4,088,627	4,123,726

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.12	$0.10

NOTE 4 - COMPREHENSIVE INCOME

The components of other comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Unrealized holding losses on available-for-sale securities	$(81)	$(603)
Less: Reclassification adjustments for gains (losses) included in net income	—	—

	(81)	(603)
Tax effect	27	205

Net unrealized losses	$(54)	$(398)

NOTE 5 - STOCK BASED COMPENSATION

Prior to January 1, 2006, Two River accounted for stock option plans under the recognition and measurement principles of APB Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was recognized in Two River’s consolidated statements of earnings through December 31, 2005, as all options granted under Two River’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires the fair value of share-based payment transactions to be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. Two River adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified-prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of Statement No. 123(R), of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified- prospective method.

Two River adopted Statement No. 123(R) as of January 1, 2006, with no impact to Two River’s financial condition and results of operations. Two River had issued stock option grants in prior periods; however, all of Two River’s outstanding option grants were fully vested as of December 31, 2005. Accordingly, as of January 1, 2006, Two River had no unrecognized compensation cost remaining associated with existing stock option grants. Also, Two River made no modifications to outstanding stock option grants prior to the adoption of Statement No. 123(R), there were no changes in valuation methodologies or assumptions compared to those used by Two River prior to January 1, 2006.

In November 2005, the FASB issued final FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital “APIC” pool) from the method defined in FAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123(R) using either the modified-retrospective or modified-prospective method. Up to one year from the initial adoption of FAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes it election, it must follow the guidance in FAS 123(R). We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not yet determined which method we will adopt, or the expected impact on our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amended SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was required to be applied upon initial adoption of Statement No. 123(R). Two River does not have any option grants that allow for cash settlement.

Two River did not issue any stock option grants, restricted stock grants or any other share-based compensation awards during the quarter ended March 31, 2006. Also, Two River did not adopt any new share-based compensation plans during that period. No stock options were exercised in the quarter ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if Two River had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(Dollars in thousands, except per share data)
Net income, as reported	$430
Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(104)

Pro forma net income	$326

Basic earnings per share:
As reported	$0.11
Pro forma	$0.08

Diluted earnings per share:
As reported	$0.10
Pro forma	$0.08

NOTE 6 - GUARANTEES

Two River does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by Two River to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Two River generally holds collateral and/or personal guarantees supporting these commitments. Two River had $2,627,000 of commercial and similar letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

NOTE 7 – NEW ACCOUNTING STANDARDS

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Two River, the effective date was the first quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in their first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for Two River as of the first quarter of fiscal 2006. The provisions of FSP FAS 13-1 did not have an impact on Two River’s financial condition or results of operations.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. Statement No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Statement No. 154 replaces APB Opinion 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have a material impact on Two River’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Two River is required to adopt the provisions of SFAS No. 155, as applicable beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on Two River’s financial position and results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for Two River will be as a of the beginning of fiscal 2007. Two River does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

In January 2006, Two River adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The adoption of FIN 47 did not materially impact Two River’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. When used in this and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause results to differ materially from such forward-looking statements include, but are not limited to,

•	our ability to achieve sufficient operational integration of the banks,

•	changes in the direction of the economy in New Jersey,

•	the direction of interest rates,

•	effective income tax rates,

•	loan prepayment assumptions,

•	continued levels of loan quality and origination volume,

•	continued relationships with major customers including sources for loans, and

•	the effects of general economic conditions and legal and regulatory barriers and structure.

Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. We assume no obligation for updating any such forward-looking statements at any time.

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in our Special Financial Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on May 9, 2006.

Critical Accounting Policies and Estimates

The following discussion is based upon Two River’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Two River to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to Two River’s consolidated financial statements included in our Special Financial Report on Form 10-K for the year ended December 31, 2005 contains a summary of Two River’s significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our financial statements.

Allowance for Loan Losses. Management believes Two River’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application have been periodically reviewed with Two River’s board of directors and management expects to periodically review them with the Company’s board of directors on a going-forward basis.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies may require Two River to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Two River’s loans are secured by real estate in New Jersey, primarily in Monmouth County. Accordingly, the collectibility of a substantial portion of the carrying value of Two River’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or Two River’s local market areas experience economic shock. Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond Two River’s control.

Investment Securities Impairment Valuation. Management evaluates securities for other-than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Two River to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Deferred Tax Assets and Liabilities. Two River recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that Two River may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Overview

For the three months ended March 31, 2006, net interest income increased $0.2 million, or 7.7% to $2.8 million, as compared to $2.6 million for the same period in 2005. Net income rose from $430 thousand for the three months ended March 31, 2005 to $483 thousand for the three months ended March 31, 2006, an increase of $53 thousand, or 12.3%. Basic and diluted earnings per share were $0.12 for the three months ended March 31, 2006 compared to $0.11 per basic share and $0.10 per diluted share for the same period in 2005.

Total assets increased to $286.9 million at March 31, 2006, compared to $268.3 million at December 31, 2005, an increase of $18.6 million, or 6.9%. The increase in total assets was primarily in loans outstanding.

Loans, net of the allowance for loan losses, totaled $225.3 million at March 31, 2006, an increase of $11.4 million, or 5.3% compared to $213.9 million at year- end December 31, 2005. The allowance for loan losses totaled $2.5 million, or 1.10% of total loans at March 31, 2006, compared to $2.4 million, or 1.10% of total loans at December 31, 2005.

Deposits increased by $15.4 million or 6.5% to $251.8 million at March 31, 2006 compared to $236.4 million at December 31, 2005. This increase, primarily in certificates of deposit, was the result of promotional marketing programs directed at gaining new customers.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) At or For the Three Months ended March 31, 2006	At or For the Year ended December 31, 2005
Performance Ratios:
Return on average assets	0.70%	0.82%
Return on average shareholders’ equity	8.13%	9.16%
Average equity to average assets	8.61%	9.00%
Dividend payout	0.00%	0.00%

Share-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” during the first quarter of fiscal 2006. We elected the modified-prospective transition method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Two River adopted Statement No. 123(R) as of January 1, 2006, with no impact on Two River’s financial condition and results of operations. Two River had issued stock option grants in prior periods; however, all of Two River’s outstanding option grants were fully vested as of December 31, 2005. Accordingly, as of January 1, 2006, Two River had no unrecognized compensation cost remaining associated with existing stock option grants. Also, Two River made no modifications to outstanding stock option grants prior to the adoption of Statement No. 123(R) and there were no changes in valuation methodologies or assumptions compared to those used by Two River prior to January 1, 2006.

Two River did not issue any stock option grants, restricted stock grants or any other share-based compensation awards during the quarter ended March 31, 2006. Also, Two River did not adopt any new share-based compensation plans during 2006. The Company may adopt stock compensation plans in the future. Any impact that the adoption of Statement 123(R) will have on the Company’s financial condition or results of operations will be determined by share-based payments granted in future periods.

The guidance in SFAS 123(R) and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 5 of the consolidated financial statements for further information regarding the SFAS 123(R) disclosures.

Results of Operations

Two River’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest earning assets consist primarily of deposits and borrowed funds. Two River’s net income is also affected by its provision for loan losses, other income and other expenses. Other income consists primarily of service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

Net Interest Income

Interest income for the three months ended March 31, 2006 increased by $977 thousand, or 29.1%, from the same 2005 period. Interest and fees on loans increased by $944 thousand, or 32.4%, to $3.9 million for the three months ended March 31, 2006 compared to $2.9 million for the same 2005 period. This increase was primarily due to the growth experienced in our loan portfolio as new loan originations exceeded principal repayments. The average balance of the loan portfolio for the three months ended March 31, 2006 increased by $38.4 million, or 20.9%, to $221.9 million from $183.5 million for the same 2005 period. The average annualized yield on the loan portfolio was 7.06% for the three months ended March 31, 2006 compared to 6.44% for the three months ended March 31, 2005.

Interest income on federal funds sold and other short-term investments increased by $19 thousand, or 271.4%, from $7 thousand recorded for the three months ended March 31, 2005, to $26 thousand for the three months ended March 31, 2006. For the three months ended March 31, 2006, federal funds sold and other short-term investments had an average interest earning balance of $2.4 million with an average annualized yield of 4.37%. For the three months ended March 31, 2005, this category had average interest earning balances of $1.1 million with an average annualized yield of 2.40%. The increase in market interest rates throughout 2005 and 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $443 thousand for the three months ended March 31, 2006 compared to $429 thousand for three months ended March 31, 2005. For the three months ended March 31, 2006, investment securities had an average balance of $42.2 million with an average annualized yield of 4.20% compared to an average balance of $43.2 million with an average annualized yield of 3.97% for the three months ended March 31, 2005. The new purchases made during 2005 and 2006 had higher yields than those securities existing in the portfolio. The new purchases accounted for the increase in the average yield in the portfolio.

Interest expense on interest bearing liabilities amounted to $1.5 million for the three months ended March 31, 2006, compared to $786 thousand for the same 2005 period, an increase of $727 thousand, or 92.5%. During 2005 and 2006, management employed several programs to attract new funds to Two River in order to fund the growth in the loan portfolio. These programs included interest bearing demand, savings deposits and certificates of deposits. The average balance of these accounts was $192.8 million for the three months ended March 31, 2006 compared to $155.4 million for the three months ended March 31, 2005, or an increase of $37.4 million or 24.1%. For the three months ended March 31, 2006, the average interest cost for all interest bearing liabilities was 3.04% compared to 1.87% for the three months ended March 31, 2005. The overall higher level of market interest rates during 2006 along with management’s strategy to increase deposits accounted for this increase.

The average balance of short-term borrowings was $1.9 million with an average rate paid of 4.78% for the three months ended March 31, 2006 compared to an average balance of $6.9 million with an average rate paid of 2.67% for the comparable 2005 period. Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows during 2005. Two River also offers repurchase agreements to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2006 decreased to $7.2 million with an average rate of 2.54% compared to $8.3 million with an average rate of 1.71% during the same prior year quarter. The higher interest rates paid during 2006 resulted from overall market conditions.

Net interest income increased $250 thousand, or 9.7%, to $2.8 million for the three months ended March 31, 2006 compared to $2.6 million for the same 2005 period.

This increase was due to changes in interest income and interest expense described previously. The net interest margin decreased to 4.29% for the three months ended March 31, 2006 from 4.57% for the three months ended March 31, 2005. This decrease is also attributed to the changes in interest income and interest expense previously discussed.

The following table reflects, for the periods presented, the components of our net interest income, setting forth: (1) average assets, liabilities, and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our yield on interest-earning assets. Yields on tax-exempt assets have not been calculated on a fully tax-exempt basis.

	Three Months Ended March 31,2006			Three Months Ended March 31, 2005
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(Dollars in thousands, except percentages)
ASSETS
Interest Earning Assets:
Federal funds sold	$2,384	$26	4.37%	$1,112	$7	2.40%
Investment securities	42,183	443	4.20%	43,223	429	3.97%
Loans (1) (2)	221,874	3,860	7.06%	183,505	2,916	6.44%

Total Interest Earning Assets	266,441	4,329	6.59%	227,840	3,352	5.97%

Non-Interest Earning Assets:
Allowance for loan losses	(2,424)			(1,994)
All other assets	16,008			15,478

Total Assets	$280,025			$241,324

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$29,059	110	1.53%	$25,577	58	0.92%
Savings deposits	39,934	241	2.45%	64,120	334	2.11%
Money market deposits	43,064	321	3.02%	35,740	131	1.48%
Time deposits.	80,714	774	3.89%	29,928	183	2.48%
Repurchase agreements	7,173	45	2.54%	8,264	35	1.71%
Short-term borrowings	1,907	22	4.78%	6,913	45	2.67%

Total Interest Bearing Liabilities	201,851	1,513	3.04%	170,542	786	1.87%

Non-Interest Bearing Liabilities:
Demand deposits	52,416			47,419
Other liabilities	1,656			1,160

Total Non-Interest Bearing Liabilities	54,072			48,579

Shareholders’ Equity	24,102			22,203

Total Liabilities and Shareholders’ Equity	$280,025			$241,324

NET INTEREST INCOME		$2,816			$2,566

NET INTEREST SPREAD (3)			3.55%			4.10%

NET INTEREST MARGIN(4)			4.29%			4.57%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$8	$11	$19
Investment securities	(10)	24	14
Loans (net of unearned income)	610	334	944

Total Interest Income	608	369	977

Interest Paid On:
NOW deposits	8	44	52
Savings deposits	(126)	33	(93)
Money market deposits	27	163	190
Time deposits	311	280	591
Repurchase agreement	(5)	15	10
Short-term borrowings	(33)	10	(23)

Total Interest Expense	182	545	727

Net Interest Income	$426	$(176)	$250

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2006 decreased by $26 thousand, or 18.3%, to $116 thousand as compared to the same 2005 period. In management’s opinion, the allowance for loan losses, totaling $2.5 million at March 31, 2006 is adequate to cover losses inherent in the portfolio. The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio. At March 31, 2006, Two River had no non-accrual loans. The provision for loan losses decreased in the three months ended March 31, 2006 due to lower loan growth in the first quarter of 2006 compared to the first quarter of 2005. Gross loans grew $11.5 million in the first quarter of 2006 compared to $12.2 million in the first quarter of 2005. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2006, non-interest income amounted to $298 thousand compared to $252 thousand for the same period one year ago. This increase of $46 thousand, or 18.3%, is primarily attributable to a higher level of new product service charges on deposits attributable to the growth of Two River.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2006 increased $270 thousand, or 13.5%, to $2.3 million compared to $2.0 million for the same period one year ago. Salary and employee benefits increased $129 thousand, or 11.8%, as a result of additions to staff to support the growth of Two River along with higher salaries and health insurance costs. Advertising expense increased by $9 thousand, or 13.6%, as a result of our new branch openings as Two River expanded its marketing efforts for new deposits. Data processing fees decreased by $9 thousand, or 14.1%, as our service processor passed through cost reductions resulting from efficiencies realized by relocation of processing centers. Occupancy and equipment expense rose by $17 thousand, or 4.3%, primarily due to the opening of our ninth branch in September 2005. Other operating expenses increased by $130 thousand, or 49.0%, due to the opening of the new branch office and general business growth. We anticipate continued increases in non-interest expense for the remainder of 2006 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other operational costs associated with the formation of the Company and the acquisition of Town Bank.

Income Taxes

Two River recorded income tax expense of $252 thousand for the three months ended March 31, 2006 compared to $253 thousand for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 was 34.3% compared to 37.0% for the same 2005 period. The reduction in the effective tax rate realized during the first quarter of 2006 resulted from a higher level of tax-exempt income generated by volume and rate increases in our tax-exempt investment securities.

Financial Condition

General

Total assets increased to $286.9 million at March 31, 2006, compared to $268.3 million at December 31, 2005, an increase of $18.6 million, or 6.9%. This growth is primarily attributable to an increase in loans outstanding of $11.5 million, or 5.3%, from $216.3 million recorded at December 31, 2005 to $227.8 million for March 31, 2006. For the same period, investment securities increased by $2.6 million, or 6.5%.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.

Investments totaled $42.6 million at March 31, 2006 compared to $40.0 million at December 31, 2005, an increase of $2.6 million, or 6.5%. The increase in investment securities resulted from deposit growth in excess of our loan growth. For each of the three month periods ended March 31, 2006 and 2005, there were no sales of securities. Management considers unrealized losses in portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2006 or December 31, 2005.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$60,160	26.4%	$55,480	25.7%
Real estate – construction	42,117	18.5%	42,657	19.7%
Real estate – commercial	104,358	45.8%	97,815	45.2%
Real estate – residential	2,621	1.2%	2,625	1.2%
Consumer	18,472	8.1%	17,569	8.1%
Other	111	0.0%	181	0.1%

Total loans	$227,839	100.0%	$216,327	100.0%

For the three months ended March 31, 2006, loans increased by $11.5 million, or 5.3%, to $227.8 million from $216.3 million at December 31, 2005. This growth was primarily recorded in the real estate - commercial portfolio, which increased by $6.5 million, or 6.7%, to $104.4 million from $97.8 million. Commercial and industrial loans rose by $4.7 million, or 8.5%, from $55.5 million at December 31, 2005 to $60.2 million at March 31, 2006.

The increase in the commercial real estate and commercial and industrial loan portfolios is largely the result of the relatively low rate environment on the local business market and Two River’s loan marketing efforts.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At March 31, 2006 and December 31, 2005, Two River had no non-accrual loans, no loans past due 90 days or more, and no restructured loans. Two River also had no other real estate owned due to foreclosure at March 31, 2006.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2006 and 2005 and for the year ended December 31, 2005.

	March 31,		December 31, 2005
	2006	2005
	(in thousands, except percentages)
Balance at beginning of period	$2,380	$1,927	$1,927
Provision charged to expense	116	142	453
Charge-offs	—	—	—

Balance of allowance at end of period	$2,496	$2,069	$2,380

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance at year-end as a percent of loans at period-end	1.10%	1.10%	1.10%

The allowance for loan losses is a valuation reserve available for losses incurred or expected on extensions of credit. Credit losses primarily arise from Two River’s loan portfolio, but may also be derived from other credit related sources including commitments to extend credit. Additions are made to the allowance through periodic provisions which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside independent loan review auditors, by our Directors Loan Committee, and by the board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be un-collectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review Two River’s allowance for loan losses. These agencies may require Two River to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, Two River invested in $3.5 million of bank-owned life insurance. Two River invests in bank-owned life insurance as a source of funding for employee benefit expenses. Bank-owned life insurance involves purchasing of life insurance by the bank on a chosen group of officers. The bank is owner and beneficiary of the policies. Increases in the cash surrender value of this investment is recorded in other income in the statements of income. Bank-owned life insurance amounted to $3.7 million at March 31, 2006 and December 31, 2005.

Premises and Equipment

Premises and equipment totaled $2.3 million and $2.4 million at March 31, 2006 and December 31, 2005, respectively. The decrease in the bank’s investment in premises and equipment was due to normal recurring depreciation in excess of new investments in premises and equipment.

LIABILITIES

Deposits

Deposits are the primary source of funds used by Two River in lending and for general corporate purposes. In addition to deposits, Two River may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowing from financial intermediaries. The level of deposit liabilities may vary significantly and are dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. Two River’s deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout Two River’s market area. We attempt to control the flow of deposits primarily by pricing Two River’s deposit offerings to be competitive with other financial institutions in its market area, but not necessarily offering the highest rate.

At March 31, 2006, total deposits amounted to $251.8 million, reflecting an increase of $15.4 million, or 6.5%, from December 31, 2005. The deposit growth during 2006 was primarily due to the expansion and maturation of Two River’s branch system. Two River also generated a significant increase in certificates of deposit balances through promotional activities at its branches. Certificates of deposit represented 34.9% of Two River’s total deposits at March 31, 2006, up from 31.6% at December 31, 2005. Banks generally prefer to increase non-interest bearing deposits, as this lowers the institution’s costs of funds. However, due to market rate increases and competitive pressures, we have found certificates of deposit promotions, targeted to obtain new customers and new deposits, to be Two River’s most efficient and cost effective source to fund its loan growth.

Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Core deposits at March 31, 2006 accounted for 83.6% of total deposits compared to 86.7% at December 31, 2005. During 2006, Two River marketed a certificate of deposit program in its local market area for the purpose of increasing deposits to fund the loan portfolio. This program accounted for the decline in the core deposit ratio.

Short-Term Borrowings

Two River utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an amount up to $5.0 million. These borrowings are priced on a daily basis. There were no borrowings under this line at March 31, 2006 and December 31, 2005. Two River also maintains secured borrowing lines with the Federal Home Loan Bank of New York in an amount of up to $27.4 million. At March 31, 2006 and December 31, 2005, borrowings under this line amounted to $1.5 million.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Two River may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $7.9 million at March 31, 2006 from $5.2 million at December 31, 2005.

Liquidity

Liquidity defines Two River’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors. The liquidity needs of Two River are primarily met by cash on hand; Two River’s federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. Two River invests the funds not needed to meet its cash requirements in overnight federal funds sold. With adequate deposit inflows over the past three months coupled with the above mentioned cash resources, management is maintaining short-term assets which is believed to be adequate.

Off-Balance Sheet Arrangements

Two River’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Two River.

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Commercial lines of credit	$34,077	$37,267
One-to-four family residential lines of credit	8,219	7,995
Commitments to grant commercial and construction loans secured by real-estate	28,098	34,761
Commercial letters of credit	2,627	2,712

	$73,021	$82,735

Capital

Shareholders’ equity increased by $429 thousand, or 1.8%, to $24.2 million at March 31, 2006 compared to $23.8 million at December 31, 2005. The primary reason for this increase was $483 thousand of net income recorded for the three months ended March 31, 2006. This increase was partially offset by increased other comprehensive losses amounting to $54 thousand, which resulted from unrealized losses in our available-for-sale investment securities portfolio.

Two River is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on Two River’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Two River must meet specific capital guidelines that involve quantitative measures of Two River’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Two River’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Two River to maintain minimum amounts and ratios, set forth in the following tables of total capital and Tier 1 capital to risk weighted assets, and of Tier 1 Capital to average assets leverage ratio. At March 31, 2006, management believes that the bank has met all capital adequacy requirements to which it is subject.

As of September 30, 2005, the most recent notifications from the State of New Jersey Department of Banking and the Federal Deposit Insurance Corporation categorized Two River as “well capitalized” under the regulatory framework for prompt corrective action. To be considered well capitalized, Two River must maintain minimum total risked based, Tier 1 risk based and leverage ratios as set forth in the following tables.

(dollars in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
Total capital (to risk-weighted assets)	$27,315	11.03%	$19,816	>8.00%	$24,771	>10.00%
Tier I capital (to risk-weighted assets)	24,819	10.02%	9,908	>4.00%	14,863	> 6.00%
Tier I capital (to average assets)	24,819	8.86%	8,400	>3.00%	14,000	> 5.00%

December 31, 2005
Total capital (to risk-weighted assets)	$26,716	11.40%	$18,751	>8.00%	$23,440	>10.00%
Tier I capital (to risk-weighted assets)	24,336	10.38%	9,376	>4.00%	14,064	> 6.00%
Tier I capital (to average assets)	24,336	9.16%	7,972	>3.00%	13,286	> 5.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

In the course of its normal business operations, Two River is exposed to a material amount of interest rate risk. Two River has no foreign currency exchange risk, no commodity price risk or material equity price risk. Financial instruments, which are sensitive to changes in market interest rates, include fixed and variable-rate loans, fixed income securities, mortgage backed securities, collateralized mortgage obligations, interest-bearing deposits and other borrowings. Two River does not conduct asset trading activities.

Interest Rate Sensitivity

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the re-pricing characteristics of assets and liabilities. Our net income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, we seek to manage, to the extent possible, the re-pricing characteristics of our assets and liabilities. The ratio between assets and liabilities re-pricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Asset/Liability Committee (ALCO), which is comprised of senior management and Board members. We have instituted policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities. In addition, we annually review our interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

To manage our interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of our interest-sensitive assets and liabilities that mature or re-price within given periods. A positive gap (asset-sensitive) indicates that more assets re-price during a given period compared to liabilities, while a negative gap (liability-sensitive) has the opposite effect. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to affect net interest income adversely. We employ net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

At March 31, 2006, we maintained a one-year asset sensitive cumulative gap of 11.59% of total assets, or $33.3 million.

The method used to analyze interest rate sensitivity has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they re-price or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of provisions which may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals we experience in the event of a change in interest rates may differ significantly from the maturity dates of the loans. Finally, the ability of borrowers to service their debts may decrease in the event of an interest rate increase.

Two River’s Asset Liability Committee policy has established that interest rate sensitivity will be considered acceptable if the change in net interest income is within 6.00% of net interest income from the unchanged interest rate scenario over a twelve month time horizon.

At March 31, 2006, Two River’s income simulation model indicates the level of interest rate risk as presented below.

(dollars in thousands)	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
	Dollar risk	Percent of risk	Dollar risk	Percent of risk
Twelve month horizon:

Net interest income	$499	4.32%	$(433)	-3.75%

To measure the impacts of longer-term asset and liability mismatches beyond two years, Two River utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At March 31, 2006 and December 31, 2005, Two River’s variance in the economic value equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the negative 3% guideline, as shown in the tables below.

Market capitalization should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions. Calculated core deposit premiums may be less than what is available in an outright sale. The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

The following tables set forth certain information relating to Two River’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at March 31, 2006 and December 31, 2005.

Market Risk Analysis (dollars in thousands):

March 31, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$24,638	$25,959	$20,958
Change	—	1,321	(4,157)
Change as a Percentage of Assets	—	0.5%	(1.3)%

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$22,957	$24,859	$18,800
Change	—	1,902	(4,157)
Change as a Percentage of Assets	—	0.7%	(1.5)%

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officers have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.

Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

Competition may decrease our growth or profits.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in our principal service area. Our competitors may have greater resources, higher lending limits or larger branch systems than we do. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We plan to continue to grow rapidly and there are risks associated with rapid growth.

We intend to continue to expand our business and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We may fail to achieve sufficient operational integration between the two banks to make their combination under a single holding company a financial success.

Our success will depend on, among other things, our ability to realize anticipated cost savings and to integrate the operations of Two River and Town Bank in a manner that does not materially disrupt the existing customer relationships of either bank or result in decreased revenues from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Two River and Town Bank have operated and, for a period after the completion of the acquisition, will continue to operate, independently. We will face significant challenges in consolidating Two River and Town Bank functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Two River and Town Bank personnel. The integration of Two River and Town Bank is likely to be costly, complex and time consuming, and our management will have to devote substantial resources and efforts to it.

The integration process could result in the disruption of each bank’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect their ability to maintain relationships with customers, suppliers, employees and others with whom they have business dealings or to achieve the anticipated benefits of the acquisition.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any bank.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with non-performing loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in our portfolio that will result in losses but that have not been identified as non-performing or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become non-performing assets or that we will be able to limit losses on those loans that are identified.

We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

We may be adversely affected by government regulation.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

Item 6. Exhibits.

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Registration Statement on Form S-4 filed on November 10, 2005)

3(ii)	By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-4 filed on November 10, 2005)

31.1*	Certification of Barry B. Davall, chief executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Michael J. Gormley, chief financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Barry B. Davall, chief executive officer of the Company, and Michael J. Gormley, chief financial officer of the Company

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: May 11, 2006	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)