Form 10-Q
period 2006-06-30
Community Partners Bancorp
filed 2006-08-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

  (732) 706-9009

(Issuer's Telephone Number, Including Area Code)

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

As of August 3, 2006, there were 6,321,801 shares of the registrant’s common stock, no par value, outstanding.

EXPLANATORY NOTE

Effective April 1, 2006, Community Partners Bancorp acquired all of the shares of capital stock of each of Two River Community Bank and The Town Bank in exchange for shares of Community Partners common stock, and Two River and Town Bank became wholly-owned subsidiaries of Community Partners. Two River is the acquiring company for accounting purposes and its assets and liabilities are reported by Community Partners at Two River’s historical cost. Town Bank’s assets and liabilities were recorded by Community Partners at their respective fair values as of April 1, 2006. Operations relating to the business of Town Bank are included in Community Partners’ financial statements only prospectively from April 1, 2006. Thus, reported earnings and balance sheet figures of Community Partners prior to April 1, 2006 include those of Two River and do not include those of Town Bank. Current period performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for corresponding prior year and prior quarter periods, as a significant portion of the increases in reported earnings and balance sheet figures are due to the inclusion of Town Bank in the current but not the prior periods.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS
June 30, 2006 (Unaudited) and December 31, 2005
(In thousands, except share data)

	(Unaudited)June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$9,916	$5,827
Federal funds sold	18,769	-

Total cash and cash equivalents	28,685	5,827

Securities available-for-sale	51,829	34,114
Securities held-to-maturity (fair value of $5,759 and $5,836 at June 30, 2006 and December 31, 2005, respectively)	5,838	5,841

Loans	388,661	216,327
Less allowance for loan losses	(4,289)	(2,380)

Net loans	384,372	213,947

Bank-owned life insurance	3,744	3,667
Premises and equipment, net	4,657	2,390
Accrued interest receivable	1,997	973
Other assets	3,459	1,517
Intangible assets, net of accumulated amortization of $96	26,506	-

	$511,087	$268,276
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$78,506	$50,301
Interest bearing	354,198	186,148

Total deposits	432,704	236,449

Securities sold under agreements to repurchase	9,132	5,197
Short-term borrowings	1,092	1,514
Accrued interest payable	607	71
Other liabilities	2,066	1,278

Total liabilities	445,601	244,509

SHAREHOLDERS' EQUITY
Common stock – authorized 25,000,000 shares, no par value, issued and outstanding 6,304,120 shares at June 30, 2006 and authorized 10,000,000 shares, $2 par value, issued and outstanding 3,936,595 at December 31, 2005	62,619	7,873
Preferred stock – authorized 6,500,000 shares of no par value, issued and outstanding, none at June 30, 2006 and none at December 31, 2005	-	-
Additional paid-in capital	-	14,310
Retained earnings	3,722	2,153
Accumulated other comprehensive loss	(855)	(569)

Total shareholders' equity	65,486	23,767

Total liabilities and shareholders' equity	$511,087	$268,276

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$7,222	$3,137	$11,082	$6,053
Investment securities	625	413	1,068	842
Federal funds sold	225	24	251	31
Total Interest Income	8,072	3,574	12,401	6,926
INTEREST EXPENSE:
Deposits	3,181	862	4,627	1,568
Securities sold under agreements to repurchase	70	39	115	74
Short-term borrowings	18	50	40	95
Total Interest Expense	3,269	951	4,782	1,737
Net Interest Income	4,803	2,623	7,619	5,189
PROVISION FOR LOAN LOSSES	257	136	373	278
Net Interest Income after Provision for
Loan Losses	4,546	2,487	7,246	4,911
NON-INTEREST INCOME:
Service fees on deposit accounts	146	74	294	186
Other loan customer service fees	142	95	234	187
Earnings from investment in life insurance	45	39	83	78
Other income	75	103	95	112
Total Non-Interest Income	408	311	706	563
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,677	1,105	2,899	2,198
Occupancy and equipment	528	386	941	781
Professional	97	57	151	115
Advertising	114	66	189	133
Data processing	146	60	201	124
Outside services fees	131	74	217	141
Amortization of identifiable intangibles	96	-	96	-
Other operating	441	268	799	517
Total Non-Interest Expenses	3,230	2,016	5,493	4,009

Income before Income Taxes	1,724	782	2,459	1,465
INCOME TAX EXPENSE	638	289	890	542

Net Income	$1,086	$493	$1,569	$923

EARNINGS PER SHARE:
Basic	$0.17	$0.12	$0.30	$0.23
Diluted	$0.16	$0.12	$0.29	$0.22
Weighted average shares outstanding (in thousands):
Basic	6,485	4,055	5,277	4,049
Diluted	6,685	4,276	5,455	4,269

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)

	Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2005	3,936,595	$7,873	$14,310	$2,153	$(569)	$23,767

Comprehensive income:
Net income	-	-	-	1,569	-	1,569
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	(286)	(286)

Total comprehensive income						1,283

Merger of Two River Community Bank:
Exchange of common stock	-	14,310	(14,310)	-	-	-

Acquisition of The Town Bank:
Issuance of common stock	2,347,675	38,173	-	-	-	38,173
Fair value of stock options	-	2,167	-	-	-	2,167
Dissenter shares acquired	(2,733)	(41)	-	-	-	(41)
Options exercised	22,583	137	-	-	-	137

Balance, June 30, 2006	6,304,120	$62,619	$-	$3,722	$(855)	$65,486

Balance December 31, 2004	3,902,994	$7,806	$14,119	$61	$(177)	$21,809

Comprehensive income:
Net income	-	-	-	923	-	923
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	(9)	(9)

Total comprehensive income						914

Options exercised	33,601	67	58	-	-	125

Balance, June 30, 2005	3,936,595	$7,873	$14,177	$984	$(186)	$22,848

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$1,569	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	333
Provision for loan losses	373	278
Intangible amortization	96	-
Net amortization of premiums and discounts	17	29
Deferred income taxes	(269)	-
Net increase in investment in life insurance	(77)	(78)
Commercial loan participations originated for sale	(1,593)	(487)
Proceeds from sales of commercial loan participations	1,593	487
(Increase) decrease in assets:
Accrued interest receivable	(230)	(78)
Other assets	259	(262)
Increase (decrease) in liabilities:
Accrued interest payable	186	15
Other liabilities	(5,770)	189
Net cash provided by (used in) operating activities	(3,376)	1,349

Cash flows from investing activities:
Purchase of securities held to maturity	-	(431)
Purchase of securities available for sale	(8,569)	(535)
Proceeds from repayments and maturities of securities available for sale	4,199	5,411
Net increase in loans	(33,505)	(24,422)
Purchases of premises and equipment	(324)	(167)
Net cash used in investing activities	(38,199)	(20,144)

Cash flows from financing activities:
Net increase in deposits	35,500	20,876
Net increase in securities sold under agreements to repurchase	3,935	924
Net repayments on short-term borrowings	(422)	-
Proceeds from exercise of stock options	137	125
Acquisition of dissenter shares	(41)	-
Cash acquired in acquisition	25,324	-
Net cash provided by financing activities	64,433	21,925

Net increase in cash and cash equivalents	22,858	3,130
Cash and cash equivalents – beginning	5,827	10,370

Cash and cash equivalents - ending	$28,685	$13,500

Supplementary cash flow information:
Interest paid	$4,596	$1,722
Income taxes paid	$857	$581

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiaries, Two River Community Bank (“Two River”) and The Town Bank (“Town Bank”) and Two River’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Effective April 1, 2006 (the “Effective Time”), pursuant to the Agreement and Plan of Acquisition, dated as of August 16, 2005 (the “Plan of Acquisition”), among Community Partners, Two River and Town Bank, the Company acquired all of the shares of capital stock of each of Two River and Town Bank in exchange for shares of Company common stock. As a result, at the Effective Time, Two River and Town Bank became wholly-owned subsidiaries of the Company (the “Acquisition”).

The Company was formed for the purposes of effecting the Acquisition and to thereafter serve as a bank holding company for Two River and Town Bank. Accordingly, prior to the Effective Time, the Company had no business operations.

This Quarterly Report on Form 10-Q contains the unaudited interim consolidated financial statements of Community Partners for the six months ended June 30, 2006. As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost. Accordingly, the Company’s financial statements consist of only Two River’s for the periods prior to April 1, 2006. Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition. Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period and six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Community Partners Special Financial Report on Form 10-K filed with the Securities and Exchange Commission on May 9, 2006.

NOTE 2 – FORMATION OF BANK HOLDING COMPANY AND ACQUISITION

On August 16, 2005, Two River and Town Bank entered into a definitive agreement and plan of acquisition pursuant to which Two River would acquire Town Bank. The agreement called for an all-stock transaction in which the two banks would become independently operated, wholly-owned subsidiaries of Community Partners, with substantially all of each bank’s board of directors and management team remaining in place. The transaction received approval of the shareholders of each bank on March 28, 2006.

Effective April 1, 2006, pursuant to the agreement and plan of acquisition, the Company acquired all the shares of common stock of each of Two River and Town Bank in exchange for shares of Company common stock. Each share of Two River common stock was converted into one share of Company common stock. Town Bank shareholders received 1.25 shares of Company common stock in exchange for each share of Town Bank common stock, plus cash in lieu of fractional shares. An aggregate of 3,936,595 shares of Company common stock, representing approximately 62.7% of the Company’s outstanding shares, were issued to Two River shareholders and an aggregate of 2,344,942 shares of Company common stock, representing approximately 37.3% of the Company’s outstanding shares, were issued to shareholders of Town Bank.

As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities will be reported by the Company at Two River’s historical cost. The Company used the purchase method of accounting to record the acquisition of Town Bank. Accordingly, Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition. The excess of the purchase price and costs of acquisition over the fair value of Town Bank’s tangible and identifiable intangible assets and liabilities were recorded as goodwill. Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

The purchase price of Town Bank includes the value of Company common stock issued, in the amount of $38.2 million, in exchange for all the outstanding common stock of Town Bank. The value of the common shares issued was determined based on the average market price of Two River common shares two days before and two days after the date of the announcement of entry into the Plan of Acquisition, August 16, 2005. The Company also converted 160,183 Town Bank vested employee stock options into Community Partners stock options (200,229 options after the 1.25 exchange ratio) with a fair value of $2.2 million. The fair value of Community Partners options that were issued in exchange for the Town Bank options was estimated using a Black-Scholes option pricing model. The more significant assumptions used in the estimation of fair value of Community Partners stock options issued in the exchange for the Town Bank stock options include a risk-free interest rate of 4.85%, a dividend yield of 0%, a weighted average expected life of 3.5 years and volatility of 30.14% . The risk-free interest rate was based on the comparable term Treasury rate. The remaining contractual life of the options to be converted is approximately 6.5 years, therefore a weighted average expected life of 3.5 years was deemed to be reasonable. Volatility was calculated based on Two River’s share prices over the last 3.5 years. All of Town Bank’s outstanding stock options vested immediately due to the acquisition; therefore, there are no unvested stock options that convert. In addition, options of Town Bank valued at $236 thousand were exchanged for cash under a severance agreement with one of the executives of Town Bank.

The following table summarizes the preliminary purchase price allocation of Town Bank based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At April 1,
2006
Assets:
Cash and cash equivalents	$ 25,324
Investment securities	13,872
Net loans	137,293
Core deposit intangible	2,106
Other assets	4,912
Total identifiable assets	183,507

Liabilities:
Total deposits	160,755
Other liabilities	5,066
Total liabilities	165,821

Net assets acquired	17,686

The following table provides the calculation of goodwill:

	April 1, 2006
	(Dollars in thousands
	except per share amounts)
Purchase Price:
Town Bank common stock outstanding	1,878,140
Exchange ratio	1.25

Community Partners common stock issued	2,347,675
Average purchase price per Two River common share	$16.26
Purchase price assigned to shares exchanged		$38,173
Town Bank fractional shares exchanged for cash		2
Fair value of vested employee stock options		2,167
Cash out of vested employee stock options		236
Transaction costs		1,604
Total Purchase Price		$42,182
Net Assets Acquired:
Town Bank shareholders’ equity	$16,271
Estimated adjustments to reflect assets acquired at fair value:
Loans	(825)
Premises and equipment	639
Deferred tax assets	575
Identifiable intangibles – core deposit premium	2,106
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	(1,080)
Net Assets Acquired		17,686
Goodwill		$24,496

Discussed below is certain unaudited pro forma information for the periods ended June 30, 2006 and 2005 as if Town Bank had been acquired on January 1, 2005. These results combine historical results of Town Bank into Community Partners’ consolidated statements of income. While certain adjustments have been made for the estimated impact of the application of purchase accounting, the results shown below are not necessarily indicative of what would have occurred had the merger taken place on the indicated dates (in thousands, except per share data).

	Pro forma
	Three Months
	Ended June 30,	Six Months Ended June 30,
	2005	2006	2005
Net interest income	$4,289	$9,401	$8,424
Other income	344	743	633
Net income	996	1,805	1,930

Basic earnings per common share	$0.16	$0.28	$0.30
Diluted earnings per common share	$0.15	$0.27	$0.29

The following table summarizes the impact of the (amortization)/accretion of the fair value adjustments made in connection with the combination on Community Partners consolidated results of operations for the following years (in thousands):

			Net increase in
Projected future amounts for the years ended	Core deposit	Net	income before
December 31,	intangible	amortization	taxes
2006	$(287)	$742	$455
2007	(354)	900	546
2008	(316)	200	(116)
2009	(278)	40	(238)
2010	(239)	21	(218)
2011 and thereafter	(632)	(278)	(910)

The following methods and periods were used for the accretion/amortization of the fair value adjustments:
        Loans – level yield method over the estimated average life of the loans.
        Investment securities – straight line method over a two year period.
        Premises - straight line method over thirty years.
        Certificates of deposit – level yield method over the estimated life of the certificates.
        Core deposit intangible – accelerated method over a ten year period.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$1,086	$493	$1,569	$923

Weighted average common shares
outstanding	6,485,028	4,054,693	5,276,574	4,049,250
Effect of dilutive securities, stock options	199,505	221,014	178,167	219,761

Weighted average common shares
outstanding used to calculate diluted
earnings per share	6,684,533	4,275,707	5,454,741	4,269,011

Basic earnings per share	$0.17	$0.12	$0.30	$0.23
Diluted earnings per share	$0.16	$0.12	$0.29	$0.22

NOTE 4 - COMPREHENSIVE INCOME

The components of other comprehensive income (loss) for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Unrealized holding losses on available-for-
sale securities	$(432)	$589	$(513)	$(14)
Less: Reclassification adjustments for
gains (losses) included in net income	-	-	-	-

Tax effect	200	(200)	227	5

Net unrealized losses	$(232)	$389	$(286)	$(9)

NOTE 5 - STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement principles of APB Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires the fair value of share-based payment transactions to be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified-prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption of Statement No. 123(R), of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified- prospective method.

The Company adopted Statement No. 123(R) as of January 1, 2006, with no impact to Community Partners financial condition and results of operations. The Company had issued stock option grants in prior periods; however, all outstanding option grants were fully vested as of December 31, 2005. Accordingly, as of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, Community Partners made no modifications to outstanding stock option grants prior to the adoption of Statement No. 123(R), and there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

In November 2005, the FASB issued final FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital “APIC” pool) from the method defined in FAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123(R) using either the modified-retrospective or modified-prospective method. Up to one year from the initial adoption of FAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123(R). We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not yet determined which method we will adopt, or the expected impact on our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amended SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was required to be applied upon initial adoption of Statement No. 123(R). The Company does not have any option grants that allow for cash settlement.

Community Partners did not issue any stock option grants, restricted stock grants or any other share-based compensation awards during the quarter ended June 30, 2006. Also, the Company did not adopt any new share-based compensation plans during that period. During the quarter and six months ended June 30, 2006, there were 22,583 stock options exercised.

Information regarding the Company’s stock option plans as of June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	579,396	$ 10.79
Options exercised	(22,583)	6.07
Town Bank options converted	200,229	6.49
Options forfeited	(2,500)	17.25

Options outstanding, end of quarter	754,542	$9.77	6.39 years	$1,501,539
Options exercisable, end of quarter	754,542	$9.77	6.39 years	$1,501,539
Option price range at end of quarter	$3.66 to $17.25
Option price range for exercised shares	$3.66 to $17.25

The total intrinsic value of stock options exercised was $132,118 during the first half of 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three months and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands, except per share data)

Net income, as reported	$493	$923
Total stock-based compensation expense
determined under fair-value based method for all
awards, net of related tax effects	(103)	(207)

Pro forma net income	$390	$716

Basic earnings per share:
As reported	$0.12	$0.23
Pro forma	$0.10	$0.18

Diluted earnings per share:
As reported	$0.12	$0.22
Pro forma	$0.09	$0.17

NOTE 6 - GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2006 we had $6,379,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

NOTE 7 – STOCK DIVIDEND

On July 18, 2006, Community Partners’ Board of Directors approved a 3% stock dividend payable September 1, 2006 to shareholders of record as of August 18, 2006. All share and per share data has been retroactively adjusted to reflect this dividend.

NOTE 8 – NEW ACCOUNTING STANDARDS

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date was the first quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in their first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for the Company as of the first quarter of fiscal 2006. The provisions of FSP FAS 13-1 did not have an impact on the Company’s financial condition or results of operations.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. Statement No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Statement No. 154 replaces APB Opinion 20, “Accounting

Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets– An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

In January 2006, Two River adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

Factors that may cause results to differ materially from such forward-looking statements include, but are not limited to,

•	our ability to achieve sufficient operational integration of our two banks,

•	changes in the direction of the economy in New Jersey,

•	the direction of interest rates,

•	effective income tax rates,

•	loan prepayment assumptions,

•	continued levels of loan quality and origination volume,

•	continued relationships with major customers including sources for loans, and

•	the effects of general economic conditions and legal and regulatory barriers and structure.

Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. We do not plan to update any of our forward-looking statements based on changes in assumptions, changes in results or other events subsequent to the date of this Quarterly Report on Form 10-Q, other than as included in our future required SEC filings.

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in our Special Financial Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on May 9, 2006.

Critical Accounting Policies and Estimates

The following discussion is based upon Community Partners’ financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in our Special Financial Report on Form 10-K for the year ended December 31, 2005 contains a summary of our significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our financial statements.

Allowance for Loan Losses. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application have been periodically reviewed with Two River’s and Town Bank’s board of directors and management expects to periodically review them with the Company’s board of directors on a going-forward basis.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the information available to it, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies may require our bank subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Two River’s and Town Bank’s loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or Two River’s and Town Bank’s local market areas experience economic shock. Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Investment Securities Impairment Valuation. . Management evaluates securities for other-than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Deferred Tax Assets and Liabilities. Community Partners recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Overview

Reported earnings and balance sheet figures of Community Partners prior to April 1, 2006, include those of Two River and do not include those of Town Bank. Town Bank’s operations are included in reported earnings only prospectively from April 1, 2006. Current period performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for corresponding prior year and prior quarter periods, as a significant portion of the increases in reported earnings and balance sheet figures are due to the inclusion of Town Bank in the current but not the prior periods.

For the three months ended June 30, 2006, net interest income increased $2.2 million, or 84.6% to $4.8 million, as compared to $2.6 million for the same period in 2005. Net income rose from $493 thousand for the three months ended June 30, 2005 to $1.1 million for the three months ended June 30, 2006, an increase of $593 thousand, or 120.3% . Basic and diluted earnings per share were $0.17 and $0.16, respectively, for the three months ended June 30, 2006 compared to $0.12 per basic share and diluted share for the same period in 2005.

For the six months ended June 30, 2006, net interest income increased $2.4 million, or 46.2% to $7.6 million, as compared to $5.2 million for the same period in 2005. Net income rose from $923 thousand for the six months ended June 30, 2005 to $1.6 million for the six months ended June 30, 2006, an increase of $646 thousand, or 70.0% . Basic and diluted earnings per share were $0.30 and $0.29, respectively, for the six months ended June 30, 2006 compared to $0.23 per basic share and $0.22 per diluted share for the same period in 2005.

Total assets increased to $511.1 million at June 30, 2006, compared to $268.3 million at December 31, 2005, an increase of $242.8 million, or 90.5% . The increase in total assets was primarily the result of our acquisition of Town Bank as of April 1, 2006.

Loans, net of the allowance for loan losses, totaled $384.4 million at June 30, 2006, an increase of $170.5 million, or 79.7% compared to $213.9 million at year-end December 31, 2005. The allowance for loan losses totaled $4.3 million, or 1.10% of total loans at June 30, 2006, compared to $2.4 million, or 1.10% of total loans at December 31, 2005.

Deposits increased by $196.3 million or 83.0% to $432.7 million at June 30, 2006 compared to $236.4 million at December 31, 2005. These increases in loan and deposit balances resulted primarily from the acquisition of Town Bank and to a lesser extent the growth of our other banking subsidiary, Two River.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized)
	At or For the	At or For the
	Six Months	Year ended
	ended June 30,	December 31,
	2006	2005
Performance Ratios:
Return on average assets	0.81%	0.82%
Return on average shareholders' equity	7.05%	9.16%
Return on average tangible
shareholders' equity	10.00%	9.16%
Average equity to average assets	11.46%	9.00%
Average tangible equity to average
tangible assets	8.36%	9.00%

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

The Company adopted Statement No. 123(R) as of January 1, 2006, with no impact on our financial condition and results of operations. The Company had issued stock option grants in prior periods; however, all of our outstanding option grants were fully vested as of December 31, 2005. Accordingly, as of January 1, 2006, the Company had no unrecognized compensation cost remaining associated with existing stock option grants. Also, Community Partners made no modifications to outstanding stock option grants prior to the adoption of Statement No. 123(R) and there were no changes in valuation methodologies or assumptions compared to those used by the Company prior to January 1, 2006.

Community Partners did not issue any stock option grants, restricted stock grants or any other share-based compensation awards during the six months ended June 30, 2006. Also, the Company did not adopt any new share-based compensation plans during 2006. The Company may adopt stock compensation plans in the future. Any impact that the adoption of Statement 123(R) will have on Community Partners’ financial condition or results of operations will be determined by share-based payments granted in future periods.

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

Results of Operations

Community Partners’ principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest earning assets consist primarily of deposits and borrowed funds. The Company’s net income is also affected by its provision for loan losses, other income and other expenses. Other income consists primarily of service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

RESULTS OF OPERATIONS for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net Interest Income

Interest income for the three months ended June 30, 2006 increased by $4.5 million, or 125.0%, to $8.1 million, from $3.6 million in the same 2005 period. Interest and fees on loans increased by $4.1 million, or 132.3%, to $7.2 million for the three months ended June 30, 2006 compared to $3.1 million for the same 2005 period. This increase was primarily due to the acquisition of Town Bank on April 1, 2006 and to a lesser extent the growth experienced in our loan portfolio as new loan originations exceeded principal repayments. Town Bank’s interest income on loans for the three months ended June 30, 2006 was $3.0 million. The average balance of the loan portfolio for the three months ended June 30, 2006 increased by $187.6 million, or 97.7%, to $379.7 million from $192.1 million for the same 2005 period. The average annualized yield on the loan portfolio was 7.63% for the three months ended June 30, 2006 compared to 6.55% for the three months ended June 30, 2005.

Interest income on federal funds sold and other short-term investments increased by $201 thousand, or 837.5%, from $24 thousand recorded for the three months ended June 30, 2005, to $225 thousand for the three months ended June 30, 2006. For the three months ended June 30, 2006, federal funds sold and other short-term investments had an average interest earning balance of $18.5 million with an average annualized yield of 4.88% . For the three months ended June 30, 2005, this category had average interest earning balances of $3.4 million with an average annualized yield of 2.85% . The increase in market interest rates throughout 2005 and 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $625 thousand for the three months ended June 30, 2006 compared to $413 thousand for three months ended June 30, 2005. Town Bank’s interest income on investments accounted for $172 thousand of the increase. For the three months ended June 30, 2006, investment securities had an average balance of $57.3 million with an average annualized yield of 4.37% compared to an average balance of $40.7 million with an average annualized yield of 4.06% for the three months ended June 30, 2005. Investment securities purchased during 2005 and 2006 generally had higher yields than those securities existing in the portfolio. The new purchases accounted for the increase in the average yield in the portfolio.

Interest expense on interest bearing liabilities amounted to $3.3 million for the three months ended June 30, 2006, compared to $951 thousand for the same 2005 period, an increase of $2.3 million, or 241.9% . Town

Bank's interest expense for the three months ended June 30, 2006 accounted for $1.4 million of this increase. Also, during 2005 and 2006, management employed several programs to attract new funds to the Company in order to fund the growth in the loan portfolio. These programs included interest bearing demand, savings deposits and certificates of deposits. The average balance of these accounts was $347.9 million for the three months ended June 30, 2006 compared to $164.5 million for the three months ended June 30, 2005, or an increase of $183.4 million, or 111.5% . For the three months ended June 30, 2006, the average interest cost for all interest bearing liabilities was 3.66% compared to 2.13% for the three months ended June 30, 2005. The acquisition of Town Bank and the overall higher level of market interest rates during 2006 along with management’s strategy to increase deposits accounted for these increases.

The average balance of short-term borrowings was $1.3 million with an average rate paid of 5.41% for the three months ended June 30, 2006 compared to an average balance of $6.5 million with an average rate paid of 3.10% for the comparable 2005 period. Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows during 2005. The Company also offers repurchase agreements to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2006 increased to $8.8 million with an average rate of 3.20% compared to $8.4 million with an average rate of 1.87% during the same prior year quarter. The higher interest rates paid during 2006 resulted from overall market conditions.

Net interest income increased $2.2 million, or 84.6%, to $4.8 million for the three months ended June 30, 2006 compared to $2.6 million for the same 2005 period. Town Bank’s net interest income of $1.9 million during the three months ended June 30, 2006 accounted for the majority of the increase.

The increase in net interest income was also due to changes in interest income and interest expense described previously. The net interest margin decreased to 4.23% for the three months ended June 30, 2006 from 4.45% for the three months ended June 30, 2005. This decrease is also attributed to the changes in interest income and interest expense previously discussed.

The following tables reflect, for the periods presented, the components of our net interest income, setting forth: (1) average assets, liabilities, and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our yield on interest-earning assets. Yields on tax-exempt assets have not been calculated on a fully tax-exempt basis.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands, except percentages)
ASSETS
Interest Earning Assets:
Federal funds sold	$18,478	$225	4.88%	$3,383	$24	2.85%
Investment securities	57,259	625	4.37%	40,735	413	4.06%
Loans (1) (2)	379,659	7,222	7.63%	192,120	3,137	6.55%

Total Interest Earning Assets	455,396	8,072	7.11%	236,238	3,574	6.07%

Non-Interest Earning Assets:
Allowance for loan losses	(4,158)			(2,097)
All other assets	51,236			16,759

Total Assets	$502,474			$250,900

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$42,948	209	1.95%	$27,241	72	1.06%
Savings deposits	46,908	257	2.20%	59,854	328	2.20%
Money market deposits	60,095	476	3.18%	29,315	114	1.56%
Time deposits	197,946	2,239	4.54%	48,121	348	2.90%
Repurchase agreements	8,761	70	3.20%	8,361	39	1.87%
Short-term borrowings	1,335	18	5.41%	6,468	50	3.10%

Total Interest Bearing Liabilities	357,993	3,269	3.66%	179,360	951	2.13%

Non-Interest Bearing Liabilities:
Demand deposits	75,815			47,892
Other liabilities	3,212			1,354

Total Non-Interest Bearing Liabilities	79,027			49,246

Shareholders' Equity	65,454			22,294

Total Liabilities and Shareholders' Equity	$502,474			$250,900

NET INTEREST INCOME		$4,803			$2,623

NET INTEREST SPREAD (3)			3.45%			3.94%

NET INTEREST MARGIN(4)			4.23%			4.45%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands, except percentages)
ASSETS
Interest Earning Assets:
Federal funds sold	$10,476	$251	4.83%	$2,254	$31	2.77%
Investment securities	49,763	1,068	4.29%	41,972	842	4.01%
Loans (1) (2)	301,203	11,082	7.42%	187,836	6,053	6.50%

Total Interest Earning Assets	361,442	12,401	6.92%	232,062	6,926	6.02%

Non-Interest Earning Assets:
Allowance for loan losses	(3,296)			(2,045)
All other assets	33,719			16,122

Total Assets	$391,865			$246,139

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$36,042	319	1.78%	$26,414	130	0.99%
Savings deposits	43,445	498	2.31%	61,975	662	2.15%
Money market deposits	51,627	797	3.11%	32,510	245	1.52%
Time deposits	139,653	3,013	4.35%	39,075	531	2.74%
Repurchase agreements	7,971	115	2.91%	8,313	74	1.80%
Short-term borrowings	1,025	40	7.87%	6,689	95	2.86%

Total Interest Bearing Liabilities	279,763	4,782	3.45%	174,976	1,737	2.00%

Non-Interest Bearing Liabilities:
Demand deposits	64,176			47,657
Other liabilities	3,034			1,257

Total Non-Interest Bearing Liabilities	67,210			48,914

Shareholders' Equity	44,892			22,249

Total Liabilities and Shareholders' Equity	$391,865			$246,139

NET INTEREST INCOME		$7,619			$5,189

NET INTEREST SPREAD (3)			3.47%			4.02%

NET INTEREST MARGIN(4)			4.25%			4.51%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2005			June 30, 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest Earned On:
Federal funds sold	$107	$94	$201	$113	$107	$220
Investment securities	168	44	212	156	70	226
Loans (net of unearned income)	3,062	1,023	4,085	3,653	1,376	5,029

Total Interest Income	3,337	1,161	4,498	3,922	1,553	5,475

Interest Paid On:
NOW deposits	42	95	137	47	142	189
Savings deposits	(71)	-	(71)	(198)	34	(164)
Money market deposits	120	242	362	144	408	552
Time deposits	1,083	808	1,891	1,367	1,115	2,482
Repurchase agreement	2	29	31	(3)	44	41
Short-term borrowings	(40)	8	(32)	(80)	25	(55)

Total Interest Expense	1,136	1,182	2,318	1,277	1,768	3,045

Net Interest Income	$2,201	$(21)	$2,180	$2,645	$(215)	$2,430

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2006 increased by $121 thousand, or 89.0%, to $257 thousand as compared to the same 2005 period. In management’s opinion, the allowance for loan losses, totaling $4.3 million at June 30, 2006 is adequate to cover losses inherent in the portfolio. The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio. At June 30, 2006, the Company had $17 thousand of non-accrual loans. The provision for loan losses increased in the three months ended June 30, 2006 due to increased loan originations in the second quarter of 2006 due to the acquisition of Town Bank as of April 1, 2006. Net loan originations were $22.0 million in the second quarter of 2006 compared to $12.2 million in the second quarter of 2005. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2006, non-interest income amounted to $408 thousand compared to $311 thousand for the same period one year ago. This increase of $97 thousand, or 31.2%, is primarily attributable to a higher level of new product service charges on deposits attributable to the growth of the Company, and to a lesser extent, the acquisition of Town Bank. Town Bank’s non-interest income for the three months ended June 30, 2006 was $49 thousand.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2006 increased $1.2 million, or 60.0%, to $3.2 million compared to $2.0 million for the same period one year ago. Town Bank’s non-interest expense was $942 thousand for the three months ended June 30, 2006. The Company’s salary and employee benefits increased $572 thousand, or 51.8%, primarily as a result of the acquisition of Town Bank, which accounted for $435 thousand of the increase, and additions to staff to support the growth of the Company, along with higher salaries and health insurance costs. Advertising expense increased by $48 thousand, or 72.7% . Data processing fees increased by $86 thousand, or 143.3% . Occupancy and equipment expense rose by $142 thousand, or 36.8% . Professional expenses increased by $40 thousand, or 70.2% . Outside service fees and insurance costs increased by $55 thousand, or 43.3% . Other operating expenses increased by $176 thousand, or 82.2% . Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $96 thousand in costs for the second quarter of 2006. The foregoing expenses increased primarily due to the acquisition of Town Bank, and to a lesser extent the continued general business growth. We anticipate continued increases in non-interest expense for the remainder of 2006 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other operational costs associated with the formation of the Company.

Income Taxes

The Company recorded income tax expense of $638 thousand for the three months ended June 30, 2006 compared to $289 thousand for the three months ended June 30, 2005. The increase is due to higher pre-tax income. The effective tax rate for the three months ended June 30, 2006 was 37.0% compared to 37.0% for the same 2005 period.

RESULTS OF OPERATIONS for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net Interest Income

Interest income for the six months ended June 30, 2006 increased by $5.5 million, or 79.7%, from the same 2005 period. Interest and fees on loans increased by $5.0 million, or 82.0%, to $11.1 million for the six months ended June 30, 2006 compared to $6.1 million for the same 2005 period. This increase was primarily due to the acquisition of Town Bank effective April 1, 2006 and also to the growth experienced in our loan portfolio as new loan originations exceeded principal repayments. Town Bank’s interest income on loans of $3.0 million is included in the Company’s results since April 1, 2006. The average balance of the loan portfolio for the six months ended June 30, 2006 increased by $113.4 million, or 60.4%, to $301.2 million from $187.8 million for the same 2005 period. The average annualized yield on the loan portfolio was 7.42% for the six months ended June 30, 2006 compared to 6.50% for the six months ended June 30, 2005.

Interest income on federal funds sold and other short-term investments increased by $220 thousand, or 709.7%, from $31 thousand recorded for the six months ended June 30, 2005, to $251 thousand for the six months ended June 30, 2006. For the six months ended June 30, 2006, federal funds sold and other short-term investments had an average interest earning balance of $10.5 million with an average annualized yield of 4.83% . For the six months ended June 30, 2005, this category had average interest earning balances of $2.3 million with an average annualized yield of 2.77% . The increase in market interest rates throughout 2005 and 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $1.1 million for the six months ended June 30, 2006 compared to $842 thousand for six months ended June 30, 2005. Town Bank’s interest income on investments accounted for $172 thousand of the increase since the acquisition on April 1, 2006. For the six months ended June 30, 2006, investment securities had an average balance of $49.8 million with an average annualized yield of 4.29% compared to an average balance of $42.0 million with an average annualized yield of 4.01% for the six months ended June 30, 2005. The new purchases made during 2005 and 2006 generally had higher yields than those securities existing in the portfolio. The new purchases accounted for the increase in the average yield in the portfolio.

Interest expense on interest bearing liabilities amounted to $4.8 million for the six months ended June 30, 2006, compared to $1.7 million for the same 2005 period, an increase of $3.1 million, or 182.4% . Town Bank’s interest expense of $1.4 million accounted for a portion of this increase since the acquisition on April 1, 2006. Also, during 2005 and 2006, management employed several programs to attract new funds to the Company in order to fund the growth in the loan portfolio. These programs included interest bearing demand, savings deposits and certificates of deposits. The average balance of these accounts was $270.8 million for the six months ended June 30, 2006 compared to $160.0 million for the six months ended June 30, 2005, or an increase of $110.8 million, or 69.3% . For the six months ended June 30, 2006, the average interest cost for all interest bearing liabilities was 3.45% compared to 2.00% for the six months ended June 30, 2005. The acquisition of Town Bank and the overall higher level of market interest rates during 2006 along with management’s strategy to increase deposits accounted for these increases.

The average balance of short-term borrowings was $1.0 million with an average rate paid of 7.87% for the six months ended June 30, 2006 compared to an average balance of $6.7 million with an average rate paid of 2.86% for the comparable 2005 period. Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows during 2005. The Company also offers repurchase agreements to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first half of 2006 decreased to $8.0 million with an average rate of 2.91% compared to $8.3 million with an average rate of 1.80% during the same prior year period. The higher interest rates paid during 2006 resulted from overall market conditions.

Net interest income increased $2.4 million, or 46.2%, to $7.6 million for the six months ended June 30, 2006 compared to $5.2 million for the same 2005 period. Town Bank's net interest income of $1.9 million included in the Company's results since acquisition accounted for a majority of this increase. The increase in net interest income was also due to changes in interest income and interest expense described previously. The net interest margin decreased to 4.25% for the six months ended June 30, 2006 from 4.51% for the six months ended June 30, 2005. This decrease is also attributed to the changes in interest income and interest expense previously discussed.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2006 increased by $95 thousand, or 34.2%, to $373 thousand as compared to the same 2005 period. In management’s opinion, the allowance for loan losses, totaling $4.3 million at June 30, 2006 is adequate to cover losses inherent in the portfolio. The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio. At June 30, 2006, the Company had $17 thousand of non-accrual loans. The provision for loan losses increased in the six months ended June 30, 2006 due to the acquisition of Town Bank as of April 1, 2006 and the combined growth of both bank's loan portfolios. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the six months ended June 30, 2006, non-interest income amounted to $706 thousand compared to $563 thousand for the same period one year ago. This increase of $143 thousand, or 25.4%, is primarily attributable to a higher level of new product service charges on deposits attributable to the growth of the Company, and to a lesser extent, the acquisition of Town Bank.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2006 increased $1.5 million, or 37.5%, to $5.5 million compared to $4.0 million for the same period one year ago. Town Bank’s non-interest expense of $942 thousand included in the Company’s results since acquisition on April 1, 2006 accounted for much of this increase. Salary and employee benefits increased $701 thousand, or 31.9%, primarily as a result of the acquisition of Town Bank and additions to staff to support the growth of the Company, along with higher salaries and health insurance costs. Advertising expense increased by $56 thousand, or 42.1% . Data processing fees increased by $77 thousand, or 62.1% . Occupancy and equipment expense rose by $160 thousand, or 20.5% . Professional expenses increased by $36 thousand, or 31.3% . Outside service fees and insurance costs increased by $73 thousand, or 29.8% . Other operating expenses increased by $286 thousand, or 69.2% . Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $96 thousand in costs for the period ended June 30, 2006. The foregoing expenses increased primarily due to the acquisition of Town Bank, the costs of being a public company, and to a lesser extent the continued general business growth. We anticipate continued increases in non-interest expense for the remainder of 2006 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other operational costs associated with the formation of the Company. The Company also expects professional fees to increase in the future due to costs associated with complying with Section 404 of the Sarbanes-Oxley Act.

Income Taxes

The Company recorded income tax expense of $890 thousand for the six months ended June 30, 2006 compared to $542 thousand for the six months ended June 30, 2005. The increase is due to higher pre-tax income. The effective tax rate for the six months ended June 30, 2006 was 36.2% compared to 37.0% for the same 2005 period.

Financial Condition

General

Total assets increased to $511.1 million at June 30, 2006, compared to $268.3 million at December 31, 2005, an increase of $242.8 million, or 90.5% . The increase in total assets was primarily the result of our acquisition of Town Bank as of April 1, 2006. Town Bank’s total assets at April 1, 2006 were $207.6 million after recording purchase accounting adjustments resulting from the acquisition. These adjustments included $24.5 million for recorded goodwill and $2.1 million pertaining to core deposit intangibles.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.

Investments totaled $57.7 million at June 30, 2006 compared to $40.0 million at December 31, 2005, an increase of $17.7 million, or 44.3% . The increase in investment securities resulted primarily from the acquisition of Town Bank and to a lesser extent deposit growth in excess of our loan growth. Town Bank had $13.9 million of investment securities at April 1, 2006. For each of the six month periods ended June 30, 2006 and 2005, there were no sales of securities. Management considers unrealized losses in portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2006 or December 31, 2005.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$ 90,768	23.3%	$ 55,480	25.7%
Real estate – construction	98,299	25.3%	42,657	19.7%
Real estate – commercial	127,025	32.7%	97,815	45.2%
Real estate – residential	48,553	12.5%	2,625	1.2%
Consumer	23,807	6.1%	17,569	8.1%
Other	209	0.1%	181	0.1%
Total loans	$388,661	100.0%	$216,327	100.0%

For the six months ended June 30, 2006, loans increased by $172.4 million, or 79.7%, to $388.7 million from $216.3 million at December 31, 2005. This growth was primarily recorded in the real estate - construction portfolio, which increased by $55.6 million, or 130.2%, to $98.3 million from $42.7 million. Real estate – residential loans increased by $46.0 million, or 1,769.2% from $2.6 million at December 31, 2005 to $48.6 million at June 30, 2006. Real estate – commercial loans increased by $29.2 million, or 29.9% from $97.8 million at December 31, 2005 to $127.0 million at June 30, 2006. Commercial and industrial loans rose by $35.3 million, or 63.6%, from $55.5 million at December 31, 2005 to $90.8 million at June 30, 2006.

The increase in the real estate based and commercial and industrial loan portfolios is largely the result of the acquisition of Town Bank, which had $137.3 million of loans at April 1, 2006, and secondarily due to the relatively low rate environment on the local business market and the Company’s loan marketing efforts.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At June 30, 2006, the Company had $17 thousand of non-accrual loans, no loans past due 90 days or more, and no restructured loans. At December 31, 2005, the Company had no non-accrual loans, no loans past due 90 days or more, and no restructured loans. The Company also had no other real estate owned due to foreclosure at June 30, 2006 and December 31, 2005.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2006 and 2005 and for the year ended December 31, 2005.

			December
	June 30,		31,
	2006	2005	2005
	(in thousands, except percentages)

Balance at beginning of period	$2,380	$1,927	$1,927
Acquisition of Town Bank	1,536	-	-
Provision charged to expense	373	278	453
Charge-offs	-	-	-

Balance of allowance at end
of period	$4,289	$2,205	$2,380

Ratio of net charge-offs to
average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as
a percent of loans at
period-end	1.10%	1.10%	1.10%

The allowance for loan losses is a valuation reserve available for losses incurred or expected on extensions of credit. Credit losses primarily arise from the Company’s loan portfolio, but may also be derived from other credit related sources including commitments to extend credit. Additions are made to the allowance through periodic provisions which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by each bank subsidiary’s officers, by their outside independent loan review auditors, by their Directors Loan Committee, and by their board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, each bank subsidiary’s management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be un-collectible and charged against the reserve, less any recoveries on such loans). Although management at each bank subsidiary attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review each bank subsidiary’s allowance for loan losses. These agencies may require a subsidiary to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance. The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses. Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers. The Company is owner and beneficiary of the policies. Increases in the cash surrender value of this investment is recorded in other income in the statements of income. Bank-owned life insurance amounted to $3.7 million at June 30, 2006 and December 31, 2005.

Premises and Equipment

Premises and equipment totaled $4.7 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively. The increase in the Company’s investment in premises and equipment was due primarily to the acquisition of Town Bank at April 1, 2006.

Other Assets

Other assets totaled $3.5 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively. The increase in the Company’s other assets was due primarily to the acquisition of Town Bank at April 1, 2006.

Intangible Assets

Intangible assets totaled $26.5 million at June 30, 2006 and the Company had no intangible assets at December 31, 2005. The Company’s intangible assets at June 30, 2006 were comprised of $24.5 million of goodwill and $2.0 million of core deposit intangibles, net of accumulated amortization of $96 thousand, which were recorded as a result of the acquisition of Town Bank at April 1, 2006.

LIABILITIES

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, Community Partners may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowing from financial intermediaries. The level of deposit liabilities may vary significantly and are dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout the Company’s market area. We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in its market area, but not necessarily offering the highest rate.

At June 30, 2006, total deposits amounted to $432.7 million, reflecting an increase of $196.3 million, or 83.0%, from December 31, 2005. The deposit growth during 2006 was primarily due to the acquisition of Town Bank, which had $160.8 million of deposits at April 1, 2006, and secondarily to the expansion and maturation of our branch system. The Company also generated a significant increase in certificates of deposit balances, money market account balances and other interest-bearing deposit products through promotional activities at its branches. Banks generally prefer to increase non-interest bearing deposits, as this lowers the institution’s costs of funds. However, due to market rate increases and competitive pressures, we have found certificates of deposit promotions and other interest-bearing deposit products, targeted to obtain new customers and new deposits, to be our most efficient and cost effective source to fund our loan growth.

Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Core deposits at June 30, 2006 accounted for 78.1% of total deposits compared to 86.7% at December 31, 2005. During 2006, the Company marketed certificates of deposit products in its local market areas for the purpose of increasing deposits to fund the loan portfolio. This program accounted for the decline in the core deposit ratio.

Short-Term Borrowings

Each bank subsidiary utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an amount up to $5.0 million. These borrowings are priced on a daily basis. There were no borrowings under this line at June 30, 2006 and December 31, 2005. The Two River bank subsidiary also maintains secured borrowing lines with the Federal Home Loan Bank of New York in an amount of up to $27.4 million. At June 30, 2006 and December 31, 2005, borrowings under this line amounted to $1.1 million and $1.5 million, respectively.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $9.1 million at June 30, 2006 from $5.2 million at December 31, 2005.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors. The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. Each independently operated bank subsidiary invests the funds not needed to meet its cash requirements in overnight federal funds sold. With adequate deposit inflows over the past six months coupled with the above mentioned cash resources, management is maintaining short-term assets which is believed to be adequate.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of June 30, 2006 and December 31, 2005:

		December
	June 30,	31,
	2006	2005

Commercial lines of credit	$37,571	$37,267
One-to-four family residential lines of credit	18,099	7,995
Commitments to grant commercial and construction
loans secured by real-estate	23,178	34,761
Commercial and financial letters of credit	6,379	2,712

	$85,227	$82,735

Capital

Shareholders’ equity increased by $41.7 million, or 175.2%, to $65.5 million at June 30, 2006 compared to $23.8 million at December 31, 2005. The primary reason for this increase was the acquisition of Town Bank which accounted for $40.3 million of the increase. Options exercised amounting to $137 thousand were partially offset by the cancellation of dissenter shares which amounted to $41 thousand. Net income for the six month period ended June 30, 2006 added $1.6 million to shareholders’ equity. This increase was partially offset by increased other comprehensive losses amounting to $286 thousand, which resulted from unrealized losses in our available-for-sale investment securities portfolio.

The Company and each bank subsidiary are subject to various regulatory and capital requirements administered by the federal banking agencies. Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Federal Deposit Insurance Corporation (which regulates each bank subsidiary), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each bank subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and each bank subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each bank subsidiary to maintain minimum amounts and ratios, set forth in the following tables of total capital and Tier 1 capital to risk weighted assets, and of Tier 1 Capital to average assets leverage ratio. At June 30, 2006, management believes that the Company and each bank subsidiary have met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and its bank subsidiaries, Two River and Town Bank, at June 30, 2006 and December 31, 2005 are presented below.

	Tier I		Tier I
	Capital to		Capital to		Total Capital to
	Average Assets Ratio		Risk Weighted		Risk Weighted
	(Leverage Ratio)		Asset Ratio		Asset Ratio
	June 30,	December	June 30,	December	June 30,	December
	2006	31, 2005	2006	31, 2005	2006	31, 2005
Community Partners	8.42%	9.16%	9.78%	10.38%	10.82%	11.40%
Two River	8.40%	9.16%	9.62%	10.38%	10.62%	11.40%
Town Bank	8.49%	9.99%	10.12%	11.56%	11.24%	12.64%

“Adequately capitalized” institution
(under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution
(under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

In the course of its normal business operations, the Company is exposed to a material amount of interest rate risk. The Company has no foreign currency exchange risk, no commodity price risk or material equity price risk. Financial instruments, which are sensitive to changes in market interest rates, include fixed and variable-rate loans, fixed income securities, mortgage backed securities, collateralized mortgage obligations, interest-bearing deposits and other borrowings. Community Partners does not conduct asset trading activities.

Interest Rate Sensitivity

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the re-pricing characteristics of assets and liabilities. Our net income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, we seek to manage, to the extent possible, the repricing characteristics of our assets and liabilities. The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Corporate Asset/Liability Committee (ALCO), which is comprised of senior management and Board members of the Company. We have instituted policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities. In addition, we annually review our interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

To manage our interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of our interest-sensitive assets and liabilities that mature or re-price within given periods. A positive gap (asset-sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability-sensitive) has the opposite effect. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to affect net interest income adversely. We employ net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

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

The Company’s Asset Liability Committee policy has established that interest rate sensitivity will be considered acceptable if the change in net interest income is within 6.00% of net interest income from the unchanged interest rate scenario over a twelve month time horizon.

At June 30, 2006, the income simulation model for each of our subsidiaries indicates the level of interest rate risk as presented below. At June 30, 2006, the parent company (Community Partners) had no assets or liabilities which would affect this analysis.

	Gradual change in interest rates
(dollars in thousands)	200 basis point increase		200 basis point decrease
	Dollar	Percent of	Dollar	Percent of
	risk	risk	risk	risk
Twelve month horizon:

Net interest income:
Two River	$492	4.45%	$(144)	(1.30)%
Town Bank	$694	9.06%	$(574)	(7.49)%

The percent of risk for Town Bank, given an upward or downward movement of 200 basis points, is not within our ALCO policy guidelines at June 30, 2006. The ALCO is monitoring Town Bank’s asset/liability structure and considering courses of action designed to bring Town Bank into compliance.

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At June 30, 2006, Two River’s and Town Bank’s variance in the economic value of equity as a percentage of equity with an instantaneous and sustained parallel shift of 200 basis points is within the regulatory guideline (maximum change of 30% for 200 basis point change), as shown in the tables below.

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

The following table sets forth certain information relating to Two River’s and Town Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at June 30, 2006.

Market Risk Analysis

(dollars in thousands)

Change in Interest Rates	Flat	-200bp	+200bp

Two River
Economic Value of Portfolio Equity	$23,054	$26,338	$17,885
Change	-	$3,284	$(5,169)
Change as a Percentage of Equity	-	14.2%	(22.4)%

Town Bank
Economic Value of Portfolio Equity	$41,545	$40,226	$42,355
Change	-	(1,319)	810
Change as a Percentage of Equity	-	(3.2)%	0.6%

At June 30, 2006, the parent company (Community Partners) had no assets or liabilities which would affect this analysis.

Item 4.

Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

	3(i)		Amended and Restated Certificate of Incorporation of the Registrant
(incorporated by reference to Exhibit 3(i) to the Registrant’s
Registration Statement on Form S-4 filed on November 10, 2005)

	3(ii)		By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)
to the Registrant’s Registration Statement on Form S-4 filed on
November 10, 2005)

	10.1		Amended and Restated Severance Agreement between The Town
Bank and Edwin Wojtaszek, dated as of December 4, 2002
(incorporated by reference to Exhibit 10.1 to the Registrant’s
Current Report on Form 8-K filed on July 24, 2006)

	10.2		Amended and Restated Severance Agreement between The Town
Bank and Robert W. Dowens, Sr., dated as of December 4, 2002
(incorporated by reference to Exhibit 10.2 to the Registrant’s
Current Report on Form 8-K filed on July 24, 2006)

	31.1	*	Certification of Barry B. Davall, chief executive officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Michael J. Gormley, chief financial officer of the
Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Barry B. Davall, chief executive officer of the Company, and
Michael J. Gormley, chief financial officer of the Company
______________________
	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: August 14, 2006	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)