Form 10-Q
period 2006-09-30
Community Partners Bancorp
filed 2006-11-13
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).     Yes ☐ No ☒

As of November 1, 2006, there were 6,511,582 shares of the registrant’s common stock, no par value, outstanding.

EXPLANATORY NOTE

Effective April 1, 2006, Community Partners Bancorp acquired all of the shares of capital stock of each of Two River Community Bank and The Town Bank in exchange for shares of Community Partners common stock, and Two River and Town Bank became wholly-owned subsidiaries of Community Partners. Two River is the acquiring company for accounting purposes and its assets and liabilities are reported by Community Partners at Two River’s historical cost. Town Bank’s assets and liabilities were recorded by Community Partners at their respective fair values as of April 1, 2006. Operations relating to the business of Town Bank are included in Community Partners’ financial statements only prospectively from April 1, 2006. Thus, reported earnings and balance sheet figures of Community Partners prior to April 1, 2006 include those of Two River and do not include those of Town Bank. Current period performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for corresponding prior periods, as a significant portion of the increases in reported earnings and balance sheet figures are due to the inclusion of Town Bank in the second and third quarter of 2006 but not the prior periods.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

				Page
PART I.			FINANCIAL INFORMATION

Item	1	.	Financial Statements	1

			Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

			Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2006 and 2005	2

			Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2006 and 2005	3

			Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2005	4

			Notes to Consolidated Financial Statements (unaudited)	5

Item	2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	.	Quantitative and Qualitative Disclosures About Market Risk	33

Item	4.	.	Controls and Procedures	36

PART II			OTHER INFORMATION

Item	1	A.	Risk Factors	37

Item	6.	.	Exhibits	40

SIGNATURES				41

PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS
September 30, 2006 (Unaudited) and December 31, 2005
(In thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$9,015	$5,827
Federal funds sold	3,993	-

Total cash and cash equivalents	13,008	5,827

Securities available-for-sale	48,186	34,114
Securities held-to-maturity (fair value of $5,861 and $5,836
at September 30, 2006 and December 31, 2005, respectively)	5,837	5,841

Loans	401,018	216,327
Less allowance for loan losses	(4,446)	(2,380)

Net loans	396,572	213,947

Bank-owned life insurance	3,782	3,667
Premises and equipment, net	4,838	2,390
Accrued interest receivable	2,017	973
Other assets	3,272	1,517
Intangible assets, net of accumulated amortization of $191	26,411	-

	$503,923	$268,276
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$76,715	$50,301
Interest bearing	343,152	186,148

Total deposits	419,867	236,449

Securities sold under agreements to repurchase	8,630	5,197
Short-term borrowings	5,825	1,514
Accrued interest payable	592	71
Other liabilities	1,864	1,278

Total liabilities	436,778	244,509

SHAREHOLDERS' EQUITY
Common stock – authorized 25,000,000 shares, no par value, issued and outstanding 6,511,582 shares at September 30, 2006 and authorized
10,000,000 shares, $2 par value, issued and outstanding 3,936,595 at
December 31, 2005	64,729	7,873
Preferred stock – authorized 6,500,000 shares of no par value, issued and
outstanding, none at September 30, 2006 and none at December 31, 2005	-	-
Additional paid-in capital	-	14,310
Retained earnings	2,827	2,153
Accumulated other comprehensive loss	(411)	(569)

Total shareholders' equity	67,145	23,767

Total liabilities and shareholders' equity	$503,923	$268,276

See notes to consolidated financial statements.

     COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$7,774	$3,389		$18,856	$9,442
Investment securities	650	401		1,718	1,243
Federal funds sold	115	10		366	41
Total Interest Income	8,539	3,800		20,940	10,726
INTEREST EXPENSE:
Deposits	3,450	991		8,077	2,559
Securities sold under agreements to repurchase	93	40		208	114
Short-term borrowings	41	27		81	122
Total Interest Expense	3,584	1,058		8,366	2,795
Net Interest Income	4,955	2,742		12,574	7,931
PROVISION FOR LOAN LOSSES	164	35		537	313
Net Interest Income after Provision for
Loan Losses	4,791	2,707		12,037	7,618
NON-INTEREST INCOME:
Service fees on deposit accounts	148	125		442	338
Other loan customer service fees	33	68		187	236
Earnings from investment in life insurance	42	39		125	117
Other income	159	76		334	180
Total Non-Interest Income	382	308		1,088	871
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,744	1,119		4,643	3,317
Occupancy and equipment	594	382		1,535	1,163
Professional	95	57		302	172
Advertising	114	77		303	209
Data processing	138	60		339	184
Outside services fees	115	83		332	224
Amortization of identifiable intangibles	95	-		191	-
Other operating	560	292		1,303	810
Total Non-Interest Expenses	3,455	2,070		8,948	6,079

Income before Income Taxes	1,718	945		4,177	2,410
INCOME TAX EXPENSE	644	353		1,534	895

Net Income	$1,074	$592		$2,643	$1,515

EARNINGS PER SHARE:
Basic	$0.17	$0.15	*	$0.46	$0.37	*
Diluted	$0.16	$0.14	*	$0.45	$0.36	*
Weighted average shares outstanding (in thousands):
Basic	6,509	4,055	*	5,692	4,051	*
Diluted	6,695	4,272	*	5,873	4,260	*

See notes to consolidated financial statements.
*	References to share amounts and per-share amounts were restated to reflect the 3% stock dividend distributed to shareholders on September 1, 2006.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Outstanding	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2005	3,936,595	$7,873	$14,310	$2,153	$(569)	$23,767

Comprehensive income:
Net income	-	-	-	2,643	-	2,643
Change in net unrealized gain (loss)
on securities available for sale,
net of tax	-	-	-	-	158	158

Total comprehensive income						2,801

Merger of Two River Community Bank:
Exchange of common stock	-	14,310	(14,310)	-	-	-

Acquisition of The Town Bank:
Issuance of common stock	2,347,675	38,173	-	-	-	38,173
Fair value of stock options	-	2,167	-	-	-	2,167
Dissenter shares acquired	(2,733)	(41)	-	-	-	(41)
Options exercised	40,266	246	-	-	-	246
Tax benefit from exercised non-qualified
stock options	-	32	-	-	-	32

Stock dividend – 3%	189,779	1,969	-	(1,969)	-	-

Balance, September 30, 2006	6,511,582	$64,729	$-	$2,827	$(411)	$67,145

Balance December 31, 2004	3,902,994	$7,806	$14,119	$61	$(177)	$21,809

Comprehensive income:
Net income	-	-	-	1,515	-	1,515
Change in net unrealized gain (loss)
on securities available for sale,
net of tax	-	-	-	-	(145)	(145)

Total comprehensive income						1,370

Options exercised	33,601	67	58	-	-	125

Balance, September 30, 2005	3,936,595	$7,873	$14,177	$1,576	$(322)	$23,304

See notes to consolidated financial statements

     COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$2,643	$1,515
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	594	499
Provision for loan losses	537	313
Intangible amortization	191	-
Net amortization of securities premiums and discounts	29	43
Deferred income taxes	(513)	-
Net increase in investment in life insurance	(115)	(117)
Commercial loan participations originated for sale	(9,312)	(2,765)
Proceeds from sales of commercial loan participations	9,312	2,765
(Increase) decrease in assets:
Accrued interest receivable	(250)	(46)
Other assets	446	(402)
Increase (decrease) in liabilities:
Accrued interest payable	171	15
Other liabilities	(5,972)	379
Net cash provided by (used in) operating activities	(2,239)	2,199

Cash flows from investing activities:
Purchase of securities held to maturity	-	(1,078)
Purchase of securities available for sale	(8,909)	(1,544)
Proceeds from repayments and maturities of securities available for sale	8,891	6,761
Net increase in loans	(45,869)	(26,764)
Purchases of premises and equipment	(629)	(402)
Cash acquired in acquisition	25,324	-
Net cash used in investing activities	(21,192)	(23,027)

Cash flows from financing activities:
Net increase in deposits	22,663	23,709
Net increase (decrease) in securities sold under agreements to repurchase	3,433	(839)
Net increase (decrease) in short-term borrowings	4,311	(1,000)
Proceeds from exercise of stock options	246	125
Acquisition of dissenter shares	(41)	-
Net cash provided by financing activities	30,612	21,995

Net increase in cash and cash equivalents	7,181	1,167
Cash and cash equivalents – beginning	5,827	10,370

Cash and cash equivalents - ending	$13,008	$11,537

Supplementary cash flow information:
Interest paid	$7,845	$2,780
Income taxes paid	$1,815	$911

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

This Quarterly Report on Form 10-Q contains the unaudited interim consolidated financial statements of Community Partners for the nine months ended September 30, 2006. As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost. Accordingly, the Company’s financial statements consist of only Two River’s for the periods prior to April 1, 2006. Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition. Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

Because the reported earnings and balance sheet figures for the Company prior to April 1, 2006 do not include Town Bank, a significant portion of the increases in these categories are due to the inclusion of Town Bank in the second and third quarter of 2006 but not the prior periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period and nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Community Partners Special Financial Report on Form 10-K filed with the Securities and Exchange Commission on May 9, 2006.

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

The purchase price of Town Bank includes the value of Company common stock issued, in the amount of $38.2 million, in exchange for all the outstanding common stock of Town Bank. The value of the common shares issued was determined based on the average market price of Two River common shares two days before and two days after the date of the announcement of entry into the Plan of Acquisition, August 16, 2005. The Company also converted 160,183 Town Bank vested employee stock options into Community Partners stock options (200,229 options after the 1.25 exchange ratio) with a fair value of $2.2 million. The fair value of Community Partners options that were issued in exchange for the Town Bank options was estimated using a Black-Scholes option pricing model. The more significant assumptions used in the estimation of fair value of Community Partners stock options issued in the exchange for the Town Bank stock options include a risk-free interest rate of 4.85%, a dividend yield of 0%, a weighted average expected life of 3.5 years and volatility of 30.14% . The risk-free interest rate was based on the comparable term Treasury rate. The remaining contractual life of the options to be converted is approximately 6.5 years, therefore a weighted average expected life of 3.5 years was deemed to be reasonable. Volatility was calculated based on Two River’s share prices over the last 3.5 years. All of Town Bank’s outstanding stock options vested immediately due to the acquisition; therefore, there were no unvested stock options that converted. In addition, options of Town Bank valued at $236 thousand were exchanged for cash under a severance agreement with one of the executives of Town Bank.

The following table summarizes the preliminary purchase price allocation of Town Bank based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At April 1,
2006
Assets:
Cash and cash equivalents	$25,324
Investment securities	13,872
Net loans	137,293
Core deposit intangible	2,106
Other assets	4,912
Total identifiable assets	183,507

Liabilities:
Total deposits	160,755
Other liabilities	5,066
Total liabilities	165,821

Net assets acquired	17,686

The following table provides the calculation of goodwill:

	April 1, 2006
	(Dollars in thousands
	except per share amounts)
Purchase Price:
Town Bank common stock outstanding	1,878,140
Exchange ratio	1.25

Community Partners common stock issued	$2,347,675
Average purchase price per Two River common share	16.26
Purchase price assigned to shares exchanged		$38,173
Town Bank fractional shares exchanged for cash		2
Fair value of vested employee stock options		2,167
Cash out of vested employee stock options		236
Transaction costs		1,604
Total Purchase Price		$42,182
Net Assets Acquired:
Town Bank shareholders’ equity	$16,271
Estimated adjustments to reflect assets acquired at fair value:
Loans	(825)
Premises and equipment	639
Deferred tax assets	575
Identifiable intangibles – core deposit premium	2,106
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	(1,080)
Net Assets Acquired		17,686
Goodwill		$24,496

Discussed below is certain unaudited pro forma information for the periods ended September 30, 2006 and 2005 as if Town Bank had been acquired on January 1, 2005. These results combine historical results of Town Bank into Community Partners’ consolidated statements of income. While certain adjustments have been made for the estimated impact of the application of purchase accounting, the results shown below are not necessarily indicative of what would have occurred had the merger taken place on the indicated dates (in thousands, except per share data).

	Pro forma
	Three Months
	Ended
	September 30,	Nine Months Ended September 30,
	2005	2006	2005
Net interest income	$4,521	$14,356	$12,945
Other income	349	1,125	982
Net income	1,031	2,879	2,961

Basic earnings per common share	$0.16	$0.44	$0.46
Diluted earnings per common share	$0.15	$0.43	$0.44

The following table summarizes the impact of the (amortization)/accretion of the fair value adjustments made in connection with the combination on Community Partners consolidated results of operations for the following years (in thousands):

			Net increase (decrease)
Projected future amounts for the years ended	Core deposit	Net	in income before
December 31,	intangible	amortization	taxes
2006	$ (287)	$742	$455
2007	(354)	900	546
2008	(316)	200	(116)
2009	(278)	40	(238)
2010	(239)	21	(218)
2011 and thereafter	(632)	(278)	(910)

The following methods and periods were used for the accretion/amortization of the fair value adjustments:

Loans	–	level yield method over the estimated average life of the loans.
Investment securities	–	straight line method over a two year period.
Premises	–	straight line method over thirty years.
Certificates of deposit	–	level yield method over the estimated life of the certificates.
Core deposit intangible	–	accelerated method over a ten year period.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued relating to outstanding stock options. Potential common shares related to stock options are determined using the treasury stock method. All share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on July 18, 2006 and paid on September 1, 2006 to shareholders of record as of August 18, 2006.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$1,074	$592		$2,643	$1,515

Weighted average common shares
outstanding	6,508,976	4,054,693	*	5,691,991	4,051,085	*
Effect of dilutive securities, stock options	185,928	217,081	*	180,681	209,102	*

Weighted average common shares
outstanding used to calculate diluted
earnings per share	6,694,904	4,271,774	*	5,872,672	4,260,187	*

Basic earnings per share	$0.17	$0.15	*	$0.46	$0.37	*
Diluted earnings per share	$0.16	$0.14	*	$0.45	$0.36	*

*	References to share amounts and per-share amounts were restated to reflect the 3% stock dividend distributed to shareholders on September 1, 2006.

NOTE 4 - COMPREHENSIVE INCOME

The components of other comprehensive income (loss) for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)

Unrealized holding gains (losses) on
available-for-sale securities	$720	$(205)	$207	$(219)
Less: Reclassification adjustments for
gains (losses) included in net income	-	-	-	-

Tax effect	(276)	69	(49)	74

Net unrealized gains (losses)	$444	$(136)	$158	$(145)

NOTE 5 - STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement principles of APB Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Community Partners did not issue any stock option grants, restricted stock grants or any other share-based compensation awards during the quarter ended or nine months ended September 30, 2006. Also, the Company did not adopt any new share-based compensation plans during that period. During the nine months ended September 30, 2006, there were 40,266 stock options exercised.

Information regarding the Company’s stock option plans as of September 30, 2006 was as follows, as adjusted for the 3% stock dividend paid September 1, 2006 to shareholders of record as of August 18, 2006.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Price	Life	Value

Options outstanding, beginning of year	596,778	$10.48
Options exercised	(41,474)	5.94
Town Bank options converted	206,236	6.30
Options forfeited	(2,575)	16.75

Options outstanding, end of quarter	758,965	$9.57	6.14 years	$2,201,850
Options exercisable, end of quarter	758,965	$9.57	6.14 years	$2,201,850
Option price range at end of quarter	$3.55 to $16.75
Option price range for exercised shares	$3.55 to $16.75

The total intrinsic value of stock options exercised was $228,740 during the first three quarters of 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the three months and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except per share data)

Net income, as reported	$592	$1,515
Total stock-based compensation expense
determined under fair-value based method
for all awards, net of related tax effects	(77)	(284)

Pro forma net income	$515	$1,231

Basic earnings per share:
As reported	$0.15	*	$0.37	*
Pro forma	$0.13	*	$0.30	*
Diluted earnings per share:
As reported	$0.14	*	$0.36	*
Pro forma	$0.12	*	$0.29	*

*	References to share amounts and per-share amounts were restated to reflect the 3% stock dividend distributed to shareholders on September 1, 2006.

NOTE 6 - GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2006, the Company had $5,961,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

NOTE 7 – STOCK DIVIDEND

On July 18, 2006, Community Partners’ Board of Directors approved a 3% stock dividend payable September 1, 2006 to shareholders of record as of August 18, 2006. All share and per share data has been retroactively adjusted to reflect this dividend.

NOTE 8 – NEW ACCOUNTING STANDARDS

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date was the first quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on the Company’s financial position or results of operations.

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

In January 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on the Company’s consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

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

Factors that may cause results to differ materially from such forward-looking statements include, but are not limited to, those listed under “Risk Factors” in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2006, such as our ability to achieve sufficient operational integration of our two banks, changes in the direction of the economy nationally or in New Jersey, changes in the direction of interest rates,
  increases in competition,
  changes in effective income tax rates,
  loan prepayment assumptions,
  risks associated with rapid growth,
  continued levels of loan quality and origination volume,
  continued relationships with major customers including sources for loans, and the effects of general economic conditions and legal and regulatory barriers and structure.

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

Allowance for Loan Losses. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application have been periodically reviewed with Two River’s, Town Bank’s and the Company’s boards of directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the information available to it, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies may require our bank subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Two River’s and Town Bank’s loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline. Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Purchase Accounting for Business Combinations. In June of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” These standards eliminated the pooling-of-interests method of accounting (“pooling”) in favor of purchase accounting. Further, these standards were promulgated to ensure that post-merger financial statements of combined entities are prepared in a manner that best represents the underlying economics of a business combination.

These standards necessitate the application of accounting policies and procedures that entail the use of assumptions, estimates, and judgments that are critical to the presentation of financial information, including the ongoing valuation of intangibles. Goodwill and other intangible assets are reviewed for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The impact of the acquisition of Town Bank on Community Partners' consolidated results suggests that the application of these standards, since the date of that acquisition, is substantially more critical to the presentation of Community Partners' financial information.

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

Overview

Reported earnings and balance sheet figures of Community Partners prior to April 1, 2006 include those of Two River Community Bank and do not include those of Town Bank. Town Bank’s operations are included in reported earnings only prospectively from April 1, 2006. Current period performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for corresponding prior periods, as a significant portion of the increases in reported earnings and balance sheet figures are due to the inclusion of Town Bank in the second and third quarter of 2006 but not the prior periods.

For the three months ended September 30, 2006, net interest income increased $2.3 million, or 85.2% to $5.0 million, as compared to $2.7 million for the same period in 2005. Net income rose from $592 thousand for the three months ended September 30, 2005 to $1.1 million for the three months ended September 30, 2006, an increase of $482 thousand, or 81.4% . Basic and diluted earnings per share were $0.17 and $0.16, respectively, for the three months ended September 30, 2006 compared to $0.15 per basic share and $0.14 per diluted share for the same period in 2005.

For the nine months ended September 30, 2006, net interest income increased $4.7 million, or 59.5% to $12.6 million, as compared to $7.9 million for the same period in 2005. Net income rose from $1.5 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006, an increase of $1.1 million, or 73.3% . Basic and diluted earnings per share were $0.46 and $0.45, respectively, for the nine months ended September 30, 2006 compared to $0.37 per basic share and $0.36 per diluted share for the same period in 2005.

Total assets increased to $503.9 million at September 30, 2006, compared to $268.3 million at December 31, 2005, an increase of $235.6 million, or 87.8% . The increase in total assets was primarily the result of our acquisition of Town Bank as of April 1, 2006.

Loans, net of the allowance for loan losses, totaled $396.6 million at September 30, 2006, an increase of $182.7 million, or 85.4% compared to $213.9 million at year-end December 31, 2005. The allowance for loan losses totaled $4.4 million, or 1.11% of total loans at September 30, 2006, compared to $2.4 million, or 1.10% of total loans at December 31, 2005.

Deposits increased by $183.5 million or 77.6% to $419.9 million at September 30, 2006 compared to $236.4 million at December 31, 2005. These increases in loan and deposit balances resulted primarily from the acquisition of Town Bank and to a lesser extent the growth of our other banking subsidiary, Two River Community Bank.

Net income for the linked quarters ended September 30, 2006 and June 30, 2006 amounted to $1.1 million for each quarter. Total assets at September 30, 2006 amounted to $503.9 million, a decrease of $7.2 million, or 1.4%, from the $511.1 million in total assets reported at June 30, 2006. The relatively stable operating performance of the Company during the linked quarters reflects management’s determination to focus on the operational integration between Two River and Town Bank in order to make their combination under a single holding company a financial success. Additionally, management is assessing the current real estate market downturn in our New Jersey market areas, and adjusting requirements for new borrowers accordingly. At September 30, 2006 our loan portfolio had $12 thousand of consumer loans past due 90 days or more and still accruing and no non-accrual or restructured loans. The Company has no loans to Kara Homes or Solomon Dwek related entities, both of which, according to public reports, are in financial difficulty and have extensive borrowings with other financial institutions throughout New Jersey.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized)
	At or For the
	Nine Months	At or For the
	ended	Year ended
	September 30,	December 31,
	2006	2005
Performance Ratios:
Return on average assets	0.82%	0.82%
Return on average shareholders' equity	6.78%	9.16%
Return on average tangible
shareholders' equity	10.34%	9.16%
Average equity to average assets	12.09%	9.00%
Average tangible equity to average
tangible assets	8.28%	9.00%

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

Community Partners did not issue any stock option grants, restricted stock grants or any other share-based compensation awards during the nine months ended September 30, 2006. Also, the Company did not adopt any new share-based compensation plans during 2006. The Company may adopt stock compensation plans in the future. Any impact that the adoption of Statement 123(R) will have on the Company’s financial condition or results of operations will be determined by share-based payments granted in future periods.

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

RESULTS OF OPERATIONS for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Interest Income

Interest income for the three months ended September 30, 2006 increased by $4.7 million, or 123.7%, to $8.5 million, from $3.8 million in the same 2005 period. Interest and fees on loans increased by $4.4 million, or 129.4%, to $7.8 million for the three months ended September 30, 2006 compared to $3.4 million for the same 2005 period. This increase was primarily due to the acquisition of Town Bank on April 1, 2006 and to a lesser extent the growth experienced in our loan portfolio as new loan originations exceeded principal repayments. Town Bank’s interest income on loans for the three months ended September 30, 2006 was $3.4 million. The average balance of the loan portfolio for the three months ended September 30, 2006 increased by $195.4 million, or 97.5%, to $395.8 million from $200.4 million for the same 2005 period. The average annualized yield on the loan portfolio was 7.79% for the three months ended September 30, 2006 compared to 6.71% for the three months ended September 30, 2005.

Interest income on federal funds sold and other short-term investments increased by $105 thousand, or 1,050.0%, from $10 thousand recorded for the three months ended September 30, 2005, to $115 thousand for the three months ended September 30, 2006. For the three months ended September 30, 2006, federal funds sold and other short-term investments had an average interest earning balance of $8.6 million with an average annualized yield of 5.33% . For the three months ended September 30, 2005, this category had average interest earning balances of $1.2 million with an average annualized yield of 3.37% . The increase in market interest rates throughout 2005 and 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $650 thousand for the three months ended September 30, 2006 compared to $401 thousand for three months ended September 30, 2005. Town Bank’s interest income on investments accounted for $169 thousand of the increase. For the three months ended September 30, 2006, investment securities had an average balance of $56.4 million with an average annualized yield of 4.61% compared to an average balance of $40.0 million with an average annualized yield of 4.01% for the three months ended September 30, 2005. Investment securities purchased during 2005 and 2006 generally had higher yields than those securities existing in the portfolio. The new purchases accounted for the increase in the average yield in the portfolio.

Interest expense on interest bearing liabilities amounted to $3.6 million for the three months ended September 30, 2006, compared to $1.1 million for the same 2005 period, an increase of $2.5 million, or 227.3% . Town Bank’s interest expense for the three months ended September 30, 2006 accounted for $1.5 million of this increase. Also, during 2005 and 2006, management employed several programs to attract new funds to the Company in order to fund the growth in the loan portfolio. These programs included promotional interest rates on interest bearing demand, savings deposits, money market deposits and certificates of deposits. The average balance of these accounts was $349.5 million for the three months ended September 30, 2006 compared to $171.8 million for the three months ended September 30, 2005, or an increase of $177.7 million, or 103.4% . For the three months ended September 30, 2006, the average interest cost for all interest bearing liabilities was 3.92% compared to 2.29% for the three months ended September 30, 2005. The acquisition of Town Bank and the overall higher level of market interest rates during 2006 along with management’s strategy to increase deposits accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

The average balance of short-term borrowings was $3.0 million with an average rate paid of 5.42% for the three months ended September 30, 2006 compared to an average balance of $2.9 million with an average rate paid of 3.74% for the comparable 2005 period. Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold. The Company also offers repurchase agreements to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2006 increased to $10.2 million with an average rate of 3.61% compared to $8.3 million with an average rate of 1.91% during the same prior year quarter. The higher interest rates paid during 2006 resulted from overall market conditions.

Net interest income increased $2.3 million, or 85.2%, to $5.0 million for the three months ended September 30, 2006 compared to $2.7 million for the same 2005 period. Town Bank’s net interest income of $2.0 million during the three months ended September 30, 2006 accounted for the majority of the increase.

The increase in net interest income was also due to changes in interest income and interest expense described previously. The net interest margin decreased to 4.27% for the three months ended September 30, 2006 from 4.50% for the three months ended September 30, 2005. This decrease is also attributed to the changes in interest income and interest expense previously discussed.

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

	Three Months Ended September 30,2006			Three Months Ended September 30, 2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$8,567	$115	5.33%	$1,178	$10	3.37%
Investment securities	56,439	650	4.61%	39,989	401	4.01%
Loans (1) (2)	395,836	7,774	7.79%	200,385	3,389	6.71%

Total Interest Earning Assets	460,842	8,539	7.35%	241,552	3,800	6.24%

Non-Interest Earning Assets:
Allowance for loan losses	(4,365)			(2,217)
All other assets	51,522			16,884

Total Assets	$507,999			$256,219

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$42,264	220	2.07%	$30,219	87	1.14%
Savings deposits	40,196	232	2.29%	59,204	351	2.35%
Money market deposits	65,536	567	3.43%	28,651	132	1.83%
Time deposits	201,519	2,431	4.79%	53,713	421	3.11%
Repurchase agreements	10,212	93	3.61%	8,287	40	1.91%
Short-term borrowings	2,999	41	5.42%	2,865	27	3.74%

Total Interest Bearing Liabilities	362,726	3,584	3.92%	182,939	1,058	2.29%

Non-Interest Bearing Liabilities:
Demand deposits	75,803			48,628
Other liabilities	3,163			1,431
Total Non-Interest Bearing Liabilities	78,966			50,059
Shareholders' Equity	66,307			23,221
Total Liabilities and Shareholders' Equity	$507,999			$256,219

NET INTEREST INCOME		$4,955			$2,742
NET INTEREST SPREAD (3)			3.43%			3.95%
NET INTEREST MARGIN(4)			4.27%			4.50%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Three Months Ended September 30,2006			Three Months Ended September 30, 2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$9,832	$366	4.98%	$1,891	$41	2.90%
Investment securities	52,013	1,718	4.40%	41,304	1,243	4.02%
Loans (1) (2)	333,094	18,856	7.57%	192,066	9,442	6.57%

Total Interest Earning Assets	394,939	20,940	7.09%	235,261	10,726	6.10%

Non-Interest Earning Assets:
Allowance for loan losses	(3,656)			(2,104)
All other assets	39,718			16,379

Total Assets	$431,001			$249,536

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$38,139	539	1.89%	$27,696	217	1.05%
Savings deposits	42,350	730	2.30%	61,042	1,013	2.22%
Money market deposits	56,314	1,364	3.24%	31,209	377	1.62%
Time deposits	160,501	5,444	4.53%	44,008	952	2.89%
Repurchase agreements	8,726	208	3.19%	8,304	114	1.84%
Short-term borrowings	1,690	81	6.41%	5,401	122	3.02%

Total Interest Bearing Liabilities	307,720	8,366	3.63%	177,660	2,795	2.10%

Non-Interest Bearing Liabilities:
Demand deposits	68,094			47,984
Other liabilities	3,078			1,316

Total Non-Interest Bearing Liabilities	71,172			49,300

Shareholders' Equity	52,109			22,576

Total Liabilities and Shareholders' Equity	$431,001			$249,536

NET INTEREST INCOME		$12,574			$7,931

NET INTEREST SPREAD (3)			3.46%			4.00%

NET INTEREST MARGIN(4)			4.26%			4.51%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2005			September 30, 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest Earned On:
Federal funds sold	$63	$42	$105	$172	$153	$325
Investment securities	165	84	249	325	150	475
Loans (net of unearned income)	3,306	1,079	4,385	6,933	2,481	9,414

Total Interest Income	3,534	1,205	4,739	7,430	2,784	10,214

Interest Paid On:
NOW deposits	35	98	133	82	240	322
Savings deposits	(113)	(6)	(119)	(310)	27	(283)
Money market deposits	170	265	435	303	684	987
Time deposits	1,158	852	2,010	2,520	1,972	4,492
Repurchase agreement	9	44	53	6	88	94
Short-term borrowings	1	13	14	(84)	43	(41)

Total Interest Expense	1,260	1,266	2,526	2,517	3,054	5,571

Net Interest Income	$2,274	$(61)	$2,213	$4,913	$(270)	$4,643

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2006 increased by $129 thousand, or 368.6%, to $164 thousand as compared to the same 2005 period. In management’s opinion, the allowance for loan losses, totaling $4.4 million at September 30, 2006 is adequate to cover losses inherent in the portfolio. The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio. At September 30, 2006, the Company had no non-accrual loans and $12 thousand of consumer loans past due 90 days or more and still accruing. The provision for loan losses increased in the three months ended September 30, 2006 due to increased loan originations resulting from the acquisition of Town Bank as of April 1, 2006. Net loan originations were $12.3 million in the third quarter of 2006 compared to $2.3 million in the third quarter of 2005. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2006, non-interest income amounted to $382 thousand compared to $308 thousand for the same period one year ago. This increase of $74 thousand, or 24.0%, is primarily attributable to a higher level of new product service charges on deposits, increased ATM surcharge fees, a higher level of fees on residential mortgages originated for other institutions, the continued growth of the Company and the acquisition of Town Bank. Town Bank’s non-interest income for the three months ended September 30, 2006 was $44 thousand.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2006 increased $1.4 million, or 66.7%, to $3.5 million compared to $2.1 million for the same prior year period. Town Bank’s non-interest expense was $1.0 million for the three months ended September 30, 2006. The Company’s salary and employee benefits increased $625 thousand, or 55.9%, primarily as a result of the acquisition of Town Bank, which accounted for $436 thousand of the increase, and additions to staff to support the growth of the Company, along with higher salaries and health insurance costs. Advertising expense increased by $37 thousand, or 48.1% . Data processing fees increased by $78 thousand, or 130.0% . Occupancy and equipment expense rose by $212 thousand, or 55.5% . Professional expenses increased by $38 thousand, or 66.7% . Outside service fees and insurance costs increased by $32 thousand, or 38.6% . Other operating expenses increased by $268 thousand, or 91.8% . Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $95 thousand in costs for the third quarter of 2006. The foregoing expenses increased primarily due to the acquisition of Town Bank, and to a lesser extent the continued general business growth of the Company. We anticipate continued increases in non-interest expense for the remainder of 2006 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the integration of the operations of the two banks and operation of the Company.

Income Taxes

The Company recorded income tax expense of $644 thousand for the three months ended September 30, 2006 compared to $353 thousand for the three months ended September 30, 2005. The increase is due to higher pre-tax income. The effective tax rate for the three months ended September 30, 2006 was 37.5% compared to 37.4% for the same 2005 period.

RESULTS OF OPERATIONS for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net Interest Income

Interest income for the nine months ended September 30, 2006 increased by $10.2 million, or 95.3%, from the same 2005 period. Interest and fees on loans increased by $9.5 million, or 101.1%, to $18.9 million for the nine months ended September 30, 2006 compared to $9.4 million for the same 2005 period. This increase was primarily due to the acquisition of Town Bank effective April 1, 2006 and also to the growth experienced in our loan portfolio as new loan originations exceeded principal repayments. Town Bank’s interest income on loans of $6.4 million is included in the Company’s results since April 1, 2006. The average balance of the loan portfolio for the nine months ended September 30, 2006 increased by $141.0 million, or 73.4%, to $333.1 million from $192.1 million for the same 2005 period. The average annualized yield on the loan portfolio was 7.57% for the nine months ended September 30, 2006 compared to 6.57% for the nine months ended September 30, 2005.

Interest income on federal funds sold and other short-term investments increased by $325 thousand, or 792.7%, from $41 thousand recorded for the nine months ended September 30, 2005, to $366 thousand for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, federal funds sold and other short-term investments had an average interest earning balance of $9.8 million with an average annualized yield of 4.98% . For the nine months ended September 30, 2005, this category had average interest earning balances of $1.9 million with an average annualized yield of 2.90% . The increase in market interest rates throughout 2005 and 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $1.7 million for the nine months ended September 30, 2006 compared to $1.2 million for nine months ended September 30, 2005. Town Bank’s interest income on investments accounted for $341 thousand of the increase since the acquisition on April 1, 2006. For the nine months ended September 30, 2006, investment securities had an average balance of $52.0 million with an average annualized yield of 4.40% compared to an average balance of $41.3 million with an average annualized yield of 4.02% for the nine months ended September 30, 2005. The new purchases made during 2005 and 2006 generally had higher yields than those securities existing in the portfolio. The new purchases accounted for the increase in the average yield in the portfolio.

Interest expense on interest bearing liabilities amounted to $8.4 for the nine months ended September 30, 2006, compared to $2.8 million for the same 2005 period, an increase of $5.6 million, or 200.0% . Town Bank’s interest expense of $2.9 million accounted for a portion of this increase since the acquisition on April 1, 2006. Also, during 2005 and 2006, management employed several programs to attract new funds to the Company in order to fund the growth in the loan portfolio. These programs included promotional interest rates on interest bearing demand, savings deposits, money market deposits and certificates of deposits. The average balance of these accounts was $297.3 million for the nine months ended September 30, 2006 compared to $164.0 million for the nine months ended September 30, 2005, or an increase of $133.3 million, or 81.3% . For the nine months ended September 30, 2006, the average interest cost for all interest bearing liabilities was 3.63% compared to 2.10% for the nine months ended September 30, 2005. The acquisition of Town Bank and the overall higher level of market interest rates during 2006 along with management’s strategy to increase deposits accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

The average balance of short-term borrowings was $1.7 million with an average rate paid of 6.41% for the nine months ended September 30, 2006 compared to an average balance of $5.4 million with an average rate paid of 3.02% for the comparable 2005 period. Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold. The Company also offers repurchase agreements to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first three quarters of 2006 increased to

$8.7 million with an average rate of 3.19% compared to $8.3 million with an average rate of 1.84% during the same prior year period. The higher interest rates paid during 2006 resulted from overall market conditions.

Net interest income increased $4.7 million, or 59.5%, to $12.6 million for the nine months ended September 30, 2006 compared to $7.9 million for the same 2005 period. Town Bank’s net interest income of $3.9 million included in the Company’s results since acquisition accounted for a majority of this increase. The increase in net interest income was also due to changes in interest income and interest expense described previously. The net interest margin decreased to 4.26% for the nine months ended September 30, 2006 from 4.51% for the nine months ended September 30, 2005. This decrease is also attributed to the changes in interest income and interest expense previously discussed.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2006 increased by $224 thousand, or 71.6%, to $537 thousand as compared to the same 2005 period. In management’s opinion, the allowance for loan losses, totaling $4.4 million at September 30, 2006 is adequate to cover losses inherent in the portfolio. The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio. At September 30, 2006, the Company had no non-accrual loans and $12 thousand of consumer loans past due 90 days or more and still accruing. The provision for loan losses increased in the nine months ended September 30, 2006 primarily due to increased loan originations in 2006 compared to 2005 resulting from the acquisition of Town Bank as of April 1, 2006. Net loan originations were $45.9 million for the nine months ended September 30, 2006 compared to $26.8 million in the same period of 2005. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the nine months ended September 30, 2006, non-interest income amounted to $1.1 million compared to $871 thousand for the same period one year ago. This increase of $217 thousand, or 24.9%, is primarily attributable to a higher level of new product service charges on deposits, increased ATM surcharge fees, a higher level of fees on residential mortgages originated for other institutions, the continued growth of the Company and the acquisition of Town Bank. Town Bank’s non-interest income for the period ended September 30, 2006 was $93 thousand.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2006 increased $2.8 million, or 45.9%, to $8.9 million compared to $6.1 million for the same period one year ago. Town Bank’s non-interest expense of $1.9 million included in the Company’s results since acquisition on April 1, 2006 accounted for much of this increase. Salary and employee benefits increased $1.3 million, or 40.0%, primarily as a result of the acquisition of Town Bank and additions to staff to support the growth of the Company, along with higher salaries and health insurance costs. Advertising expense increased by $94 thousand, or 45.0% . Data processing fees increased by $155 thousand, or 84.2% . Occupancy and equipment expense rose by $372 thousand, or 32.0% . Professional expenses increased by $130 thousand, or 75.6% . Outside service fees and insurance costs increased by $108 thousand, or 48.2% . Other operating expenses increased by $493 thousand, or

60.1% . Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $191 thousand in costs for the period ended September 30, 2006. The foregoing expenses increased primarily due to the acquisition of Town Bank, the costs of being a public company, and to a lesser extent the continued general business growth of the Company. We anticipate continued increases in non-interest expense for the remainder of 2006 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other operational costs associated with the formation of the Company. The Company also expects professional fees to increase in the future due to costs associated with complying with Section 404 of the Sarbanes-Oxley Act.

Income Taxes

The Company recorded income tax expense of $1.5 million for the nine months ended September 30, 2006 compared to $895 thousand for the nine months ended September 30, 2005. The increase is due to higher pre-tax income. The effective tax rate for the nine months ended September 30, 2006 was 36.7% compared to 37.1% for the same 2005 period.

Financial Condition

General

Total assets increased to $503.9 million at September 30, 2006, compared to $268.3 million at December 31, 2005, an increase of $235.6 million, or 87.8% . The increase in total assets was primarily the result of our acquisition of Town Bank as of April 1, 2006. Town Bank’s total assets at April 1, 2006 were $207.6 million after recording purchase accounting adjustments resulting from the acquisition. These adjustments amounted to $24.5 million for recorded goodwill and $2.1 million pertaining to core deposit intangibles.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.

Investments totaled $54.0 million at September 30, 2006 compared to $40.0 million at December 31, 2005, an increase of $14.0 million, or 35.0% . The increase in investment securities resulted primarily from the acquisition of Town Bank and to a lesser extent deposit growth in excess of our loan growth. Town Bank had $13.9 million of investment securities at April 1, 2006. For each of the nine month periods ended September 30, 2006 and 2005, there were no sales of securities. During the nine months ended September 30, 2006, the Company had $8.9 million of cash flows in proceeds from repayments and maturities of securities and purchased $8.9 million in securities. Management considers unrealized losses in the securities portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of September 30, 2006 or December 31, 2005.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$89,977	22.4%	$55,480	25.7%
Real estate – construction	109,294	27.3%	42,657	19.7%
Real estate – commercial	130,544	32.6%	97,815	45.2%
Real estate – residential	49,795	12.4%	2,625	1.2%
Consumer	21,256	5.3%	17,569	8.1%
Other	152	0.0%	181	0.1%
Total loans	$401,018	100.0%	$216,327	100.0%

For the nine months ended September 30, 2006, loans increased by $184.7 million, or 85.4%, to $401.0 million from $216.3 million at December 31, 2005. This growth was primarily recorded in the real estate - construction portfolio, which increased by $66.6 million, or 156.0%, to $109.3 million from $42.7 million. Real estate – residential loans increased by $47.2.0 million, or 1,815.4% from $2.6 million at December 31, 2005 to $49.8 million at September 30, 2006. Real estate – commercial loans increased by $32.7 million, or 33.4% from $97.8 million at December 31, 2005 to $130.5 million at September 30, 2006. Commercial and industrial loans rose by $34.5 million, or 62.2%, from $55.5 million at December 31, 2005 to $90.0 million at September 30, 2006.

The increase in the real estate based and commercial and industrial loan portfolios is largely the result of the acquisition of Town Bank, which had $139.7 million of loans at April 1, 2006, and secondarily due to the relatively low rate environment on the local business market and the Company’s loan marketing efforts. The Company has no loans to Kara Homes or Solomon Dwek related entities, both of which, according to public reports, are in financial difficulty and have extensive borrowings with other financial institutions throughout New Jersey.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At September 30, 2006, the Company had no non-accrual loans, no restructured loans, and $12 thousand of consumer loans past due 90 days or more and still accruing. At December 31, 2005, the Company had no non-accrual loans, no loans past due 90 days or more, and no restructured loans. The Company also had no other real estate owned due to foreclosure at September 30, 2006 and December 31, 2005.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2006 and 2005 and for the year ended December 31, 2005.

	September 30,		December 31,
	2006	2005	2005
	(in thousands, except percentages)

Balance at beginning of
period	$2,380	$1,927	$1,927
Acquisition of Town Bank	1,536	-	-
Provision charged to expense	537	313	453
Charge-offs	(7)	-	-

Balance of allowance at end
of period	$4,446	$2,240	$2,380

Ratio of net charge-offs to
average
loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as
a percent of loans at
period-end	1.11%	1.10%	1.10%

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by each bank subsidiary’s officers, outside independent loan review auditors, Directors Loan Committee, and Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, each bank subsidiary’s management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be un-collectible and charged against the reserve, less any recoveries on such loans). Although management at each bank subsidiary attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review each bank subsidiary’s allowance for loan losses. These agencies may require a subsidiary to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance. The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses. Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers. The Company is owner and beneficiary of the policies. Increases in the cash surrender value of this investment is recorded in other income in the statements of income. Bank-owned life insurance amounted to $3.8 million at September 30, 2006 and $3.7 million at December 31, 2005.

Premises and Equipment

Premises and equipment totaled $4.8 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively. The increase in the Company’s investment in premises and equipment was due primarily to the acquisition of Town Bank at April 1, 2006.

Other Assets

Other assets totaled $3.3 million and $1.5 million at September 30, 2006 and December 31, 2005, respectively. The increase in the Company’s other assets was due primarily to the acquisition of Town Bank at April 1, 2006.

Intangible Assets

Intangible assets totaled $26.4 million at September 30, 2006 and the Company had no intangible assets at December 31, 2005. The Company’s intangible assets at September 30, 2006 were comprised of $24.5 million of goodwill and $1.9 million of core deposit intangibles, net of accumulated amortization of $191 thousand, which were recorded as a result of the acquisition of Town Bank at April 1, 2006.

LIABILITIES

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, Community Partners may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowing from financial intermediaries. The level of deposit liabilities may vary significantly and are dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout the Company’s market area. We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in our market area, but not necessarily offering the highest rate.

At September 30, 2006, total deposits amounted to $419.9 million, reflecting an increase of $183.5 million, or 77.6%, from December 31, 2005. The deposit growth during 2006 was primarily due to the acquisition of Town Bank, which had $159.7 million of deposits at April 1, 2006, and secondarily to the expansion and maturation of our branch system. The Company also generated a significant increase in certificates of deposit balances, money market account balances and other interest-bearing deposit products through promotional activities at its branches. Banks generally prefer to increase non-interest bearing deposits, as this lowers the institution’s costs of funds. However, due to market rate increases and competitive pressures, we have found certificates of deposit promotions and other interest-bearing deposit products, targeted to obtain new customers and new deposits, to be our most efficient and cost effective source to fund our loan growth.

Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Core deposits at September 30, 2006 accounted for 75.7% of total deposits compared to 86.7% at December 31, 2005. During 2006, the Company marketed certificates of deposit products in its local market areas for the purpose of increasing deposits to fund the loan portfolio. This program accounted for the decline in the core deposit ratio.

Short-Term Borrowings

Each bank subsidiary utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an aggregate amount up to $12.0 million. These borrowings are priced on a daily basis. There was $5.8 million of borrowings under this line at September 30, 2006 and none at December 31, 2005. The Two River bank subsidiary also maintains secured borrowing lines with the Federal Home Loan Bank of New York in an amount of up to $57.4 million. At September 30, 2006, there were no borrowings under this line and at December 31, 2005, borrowings under this line amounted to $1.5 million.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $8.6 million at September 30, 2006 from $5.2 million at December 31, 2005.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of our Company’s asset and liability management structure is the level of liquidity which is available to meet the needs of our customers and requirements of creditors. The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. Each independently operated bank subsidiary invests the funds not needed to meet its cash requirements in overnight federal funds sold. With adequate deposit inflows over the past nine months coupled with the above mentioned cash resources, management is maintaining short-term assets which we believed to be adequate.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Commercial lines of credit	$36,717	$37,267
One-to-four family residential lines of credit	17,460	7,995
Commitments to grant commercial and construction
loans secured by real-estate	29,137	34,761
Commercial and financial letters of credit	5,961	2,712

	$89,275	$82,735

Capital

Shareholders’ equity increased by $43.3 million, or 181.9%, to $67.1 million at September 30, 2006 compared to $23.8 million at December 31, 2005. The primary reason for this increase was the acquisition of Town Bank which accounted for $40.3 million of the increase. Shareholders’ equity was also increased by stock options exercised amounting to $246 thousand and $32 thousand of tax benefits from exercised non-qualified stock options. Net income for the nine month period ended September 30, 2006 added $2.6 million to shareholders’ equity. Additionally, shareholders’ equity was further increased by $158 thousand, which resulted from unrealized gains in our available-for-sale investment securities portfolio.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each bank subsidiary to maintain minimum amounts and ratios, set forth in the following tables of total capital and Tier 1 capital to risk weighted assets, and of Tier 1 Capital to average assets leverage ratio. At September 30, 2006, management believes that the Company and each bank subsidiary have met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and its bank subsidiaries, Two River and Town Bank, at September 30, 2006 and December 31, 2005 are presented below.

	Tier I		Tier I
	Capital to		Capital to		Total Capital to
	Average Assets Ratio		Risk Weighted		Risk Weighted
	(Leverage Ratio)		Asset Ratio		Asset Ratio
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005
Community Partners	8.60%	9.16%	9.87%	10.38%	10.93%	11.40%
Two River	8.44%	9.16%	9.95%	10.38%	10.97%	11.40%
Town Bank	8.87%	9.99%	9.75%	11.56%	10.86%	12.64%

“Adequately capitalized” institution
(under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution
(under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

At September 30, 2006, the income simulation model for each of our subsidiaries indicates the level of interest rate risk as presented below. At September 30, 2006, the parent company (Community Partners) had no assets or liabilities which would affect this analysis.

	Gradual change in interest rates
(dollars in thousands)	200 basis point increase		200 basis point decrease
	Dollar	Percent of	Dollar	Percent of
	risk	risk	risk	risk
Twelve month horizon:

Net interest income:
Two River	$373	3.26%	$(102)	(0.89)%
Town Bank	$645	7.86%	$(557)	(6.79)%

The percent of risk for Town Bank, given an upward or downward movement of 200 basis points, is not within our ALCO policy guidelines at September 30, 2006. The ALCO is monitoring Town Bank’s asset/liability structure and considering courses of action designed to bring Town Bank into compliance. At June 30, 2006, the percent of risk for Town Bank, given an upward or downward movement of 200 basis points, was 9.06% and (7.49)%, respectively.

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by management. At September 30, 2006, Two River’s and Town Bank’s variance in the economic value of equity as a percentage of equity with an instantaneous and sustained parallel shift of 200 basis points is within the regulatory guideline (maximum change of 30% for 200 basis point change), as shown in the tables below.

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

The following table sets forth certain information relating to Two River’s and Town Bank’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing and the instruments fair value at September 30, 2006.

Market Risk Analysis

(dollars in thousands)

Change in Interest Rates	Flat	-200bp	+200bp

Two River
Economic Value of Portfolio Equity	$24,259	$28,381	$18,824
Change	-	$4,122	$(5,435)
Change as a Percentage of Equity	-	17.0%	(22.4)%

Town Bank
Economic Value of Portfolio Equity	$42,465	$41,465	$42,990
Change	-	(1,000)	525
Change as a Percentage of Equity	-	(2.4)%	1.2%

At September 30, 2006, Community Partners, the parent company of the banks, had no assets or liabilities which would affect this analysis.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.         Exhibits.

3(i)		Amended and Restated Certificate of Incorporation of the Registrant
(incorporated by reference to Exhibit 3(i) to the Registrant’s
Registration Statement on Form S-4 filed on November 10, 2005)

3(ii)		By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)
to the Registrant’s Registration Statement on Form S-4 filed on
November 10, 2005)

10.1		Amendment No. 1 to Amended and Restated Severance Agreement
between The Town Bank and Edwin Wojtaszek, dated as of
September 20, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25,
2006)

10.2		Amendment No. 1 to Amended and Restated Severance Agreement
between The Town Bank and Robert W. Dowens, Sr., dated as of
September 20, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 25,
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

COMMUNITY PARTNERS BANCORP

Date: November 10, 2006	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2006	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)