Form 10-K
period 2006-12-31
Community Partners Bancorp
filed 2007-04-02
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

1250 Highway 35 South, Middletown, NJ 07748
(Address of Principal Executive Offices, including Zip Code)

(732) 706-9009
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $67,833,350.

As of March 27, 2007, 6,511,582 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed by the registrant within 120 days after the end of the registrant’s most recent fiscal year are incorporated by reference into Part III of this report.

FORM 10-K

TABLE OF CONTENTS

PART I

i

PART I

Item 1. Business.

Community Partners Bancorp

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, the section captioned “Forward-looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other statements set forth in this report.

Community Partners Bancorp (“Community Partners,” the “Company,” “we,” “us” and “our”) is a business corporation organized under the laws of the State of New Jersey in August 2005. The principal place of business of Community Partners is located at 1250 Highway 35 South, Middletown, New Jersey 07748 and its telephone number is (732) 706-9009.

Community Partners was organized to effect the acquisition and become the holding company of two New Jersey chartered commercial banks, Two River Community Bank (“Two River”), located in Middletown, New Jersey, and The Town Bank (“Town Bank”), located in Westfield, New Jersey. Throughout this document, we refer to each of Two River and Town Bank as a “Bank” and we refer to them together as the “Banks”. At the effective time of the acquisition, each Bank became a wholly-owned subsidiary of Community Partners.

Other than its investment in the Banks, Community Partners currently conducts no other significant business activities. Community Partners may determine to operate its own business or acquire other commercial banks, thrift institutions or bank holding companies, or engage in or acquire such other activities or businesses as may be permitted by applicable law, although it has no present plans or intentions to do so. When we refer to the business conducted by Community Partners in this document, including any lending or other banking activities, we are referring to the business that Community Partners conducts through the Banks.

Subject to regulatory approval and/or consent, it is expected that Community Partners will receive a cash infusion from Two River for working capital and other purposes. Additional financial resources may be available to Community Partners in the future through borrowings, debt or equity financings, or dividends from the Banks or from acquired entities or new businesses. Dividends from either Bank to Community Partners will be subject to regulatory limitations, and other actions by which Community Partners may acquire cash or assets may also be subject to compliance with regulatory restrictions.

As of December 31, 2006, the Company had consolidated assets of $520.5 million, total deposits of $441.9 million and shareholders’ equity of $68.3 million.

 Employees

As of December 31, 2006, Community Partners had 113 full-time and 12 part-time employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes that, in general, its employee relations are good.

The Banks

Two River is a New Jersey state chartered commercial bank which engages in the business of commercial and retail banking. As a community bank, Two River offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals principally in the Monmouth County, New Jersey area. Two River also offers its customers numerous banking products such as safety deposit boxes, a night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, federal payroll tax deposits, telephone and internet banking and merchant card services.

We believe that Two River customers still want to do business with a banker and that they want to feel that they are important to that banker. To accomplish this objective, Two River emphasizes to its employees the importance of delivering exemplary customer service and seeking out opportunities to build further relationships with the Bank’s customers. Two River’s deposits are insured by the Bank Insurance Fund of the FDIC up to the statutory limits.

Two River has established a website on the Internet at www.tworiverbank.com.

Town Bank was organized in 1998 as a New Jersey state chartered commercial bank in Westfield, New Jersey by a group of prominent local business and community leaders to provide community banking as an alternative to larger financial institutions. Town Bank commenced operations in October 1998, and conducts business from two banking locations in Westfield. Town Bank provides a wide-range of commercial and consumer banking products and services, including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. Town Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to the statutory limits.

Town Bank has established a website on the Internet at www.townbank.com.

Market Analysis and Competition

Our market strategy is focused on delivering to individuals and small and medium-sized businesses exceptional client service and effective financial advice through friendly and personal banking professionals who understand and care about the broad financial needs and objectives of its clients.

Two River operates ten branch offices and an operations center in Monmouth County, New Jersey. Two River’s principal office is located on the west side of Route 35 South, just to the north of its intersection with New Monmouth Road in Middletown, Monmouth County, New Jersey. Branch offices are located in Atlantic Highlands, Cliffwood, Middletown Township, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), Wall Township, and West Long Branch, New Jersey. Each branch is within 75 miles of the metropolitan areas of both New York City and Philadelphia, with a diverse population and growing economy.

Town Bank operates two branch offices in Westfield, Union County, New Jersey. Town Bank’s primary trade area includes the town of Westfield as well as the immediately contiguous portions of Clark, Cranford, Fanwood, Garwood, Mountainside and Scotch Plains in Union County, New Jersey. The Westfield area is a bedroom community for New York City, approximately 25 miles to the east, and is easily accessible by major highways or rail.

Competition

We expect that for the near future, our primary business will be the ownership of the Banks. Therefore, the competitive conditions to be faced by Community Partners will be those faced by the member Banks. In addition, many banks and other financial institutions have formed, or are in the process of forming, holding companies. It is likely that these holding companies will attempt to acquire commercial banks, thrift institutions or companies engaged in bank-related activities. We are therefore likely to face competition in undertaking any such acquisitions and in operating subsequent to any such acquisitions.

Both Banks face substantial competition for deposits and creditworthy borrowers. They compete with both New Jersey and regionally based commercial banks, savings banks and savings and loan associations, most of which have assets, capital and lending limits greater in amount than of the Banks. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

Products and Services

The Banks offer a full range of retail and commercial banking services to our customers. This includes a wide variety of business loans and consumer lending products; checking, savings, money market and certificates of deposit; corporate services for businesses and professionals; safe deposit boxes; ACH services; debit card and ATM services; and check deposit pick-up. Other service products include traveler’s checks, money orders, treasurer’s checks, and direct deposit facilities. We also offer customers the convenience of a full complement of internet banking services which allow them to check account balances, view account activity, transfer funds, place stop-payment orders, and pay their bills any time of the day or night. Deposits are insured up to applicable legal limits.

Lending Activities

The Banks engage in a variety of lending activities, which are primarily categorized as commercial and residential real estate - consumer lending. The strategy is to focus its lending activities on small/medium business customers and retain customers by offering them a wide range of products and personalized service. Commercial and real estate mortgage lending (consisting of commercial real estate, commercial business, construction and other commercial lending) are currently our main lending focus. Sources to fund loans are derived primarily from deposits, although we do occasionally borrow on a short-term basis to fund loan growth or meet deposit outflows.

The Banks presently generate the vast majority of our loans in the State of New Jersey, with a significant portion in Union and Monmouth County. Loans are generated through marketing efforts, its present customers, walk-in customers, referrals, the directors, founders and advisory boards of the member Banks. The Banks have been able to maintain a high overall credit quality through the establishment and adherence to prudent lending policies and practices and sound management. There is an established written loan policy for each of its categories of loans. These loan policies have been adopted by the board of directors of each member Bank and are reviewed annually. Any loan to Bank or Company directors or their affiliates must be reviewed and approved by the Bank’s board of directors in accordance with the loan policy for such loans as well as applicable state and federal law.

In managing the growth and quality of its loan portfolio, we have focused on: (i) the application of prudent underwriting criteria; (ii) the active involvement by senior management and the Bank board of directors in the loan approval process; (iii) the active monitoring of loans to ensure that repayments are made in a timely manner and early detection of potential problem loans; and (iv) a loan review process by an independent loan review firm, which conducts in-depth reviews of portions of the loan portfolio on a quarterly basis.

Our principal earning assets are loans originated or participated in by the Banks. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned, acquired thru foreclosure or a deed in lieu of foreclosure. Because the vast majority of the Banks’ loans are made to borrowers located in Union and Monmouth County, New Jersey, each loan or group of loans presents a geographical risk and credit risk based upon the condition of the local economy. The local economy is influenced by outside conditions such as housing prices, employment conditions and changes in interest rates.

 Commercial and Construction Loans

Our commercial loan portfolio consists primarily of commercial business loans to small and medium sized businesses and individuals for business purposes and commercial real estate loans.

Commercial and industrial loans are usually made to finance the purchase of inventory and new or used equipment or for short-term working capital. Generally, these loans are secured, but these loans are sometimes granted on an unsecured basis. To further enhance its security position, we generally require personal guarantees of principal owners. These loans are made on both a line of credit basis and on a fixed-term basis ranging from one to five years in duration. At December 31, 2006 and December 31, 2005, commercial and industrial loans comprised 24.0% and 25.6%, respectively, of our total loan portfolio.

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. These loans are generally offered on a fixed or variable rate basis with 5 to 20 year maturities, subject to rate re-adjustments every five years, and a 10 to 20 year amortization schedule. At December 31, 2006 and December 31, 2005, commercial real estate loans comprised 38.0% and 45.3%, respectively, of our total loan portfolio.

Construction and land development loans are made on a short-term basis for both residential and non-residential properties and are secured by land and property. Construction loans are usually for a term of 6 to 12 months. Funds for construction loans are disbursed as phases of construction are completed and after the construction is inspected by an independent third party. At December 31, 2006 and December 31, 2005, construction loans comprised 26.8% and 19.7%, respectively, of our total loan portfolio.

We have established written underwriting guidelines for commercial loans. In granting commercial loans, we look primarily to the borrower’s cash flow as the principal source of loan repayment. Collateral and personal guarantees of the principals of the entities to which we lend are consistent with the requirements of our loan policy.

Commercial loans are often larger and may involve greater risks than other types of lending. Since payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Construction loans involve the additional risk of non-completion by the borrower. We are also involved with off-balance sheet financial instruments which include collateralized commercial and standby letters of credit meeting the financial needs of their customers. We seek to minimize these risks through its underwriting and monitoring guidelines. There can be no assurances, however, of success in the efforts to minimize these risks.

Residential Real Estate and Consumer Loans

We offer a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit and loans, personal loans, automobile loans and overdraft protection. Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate with a maximum ratio of loan to value ratio of 80%. Lines of credit are available to qualified applicants in amounts up to $250,000 for up to 15 years. We also offer fixed rate home equity loans in amounts up to $250,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers and real estate collateral supporting the mortgage debt. At December 31, 2006 and December 31, 2005, consumer and residential real estate loans comprised 11.2% and 9.3%, respectively, of our total loan portfolio.

 Asset Quality

As we continue to grow and leverage our capital, we envision that loans will continue to be our principal earning assets. An inherent risk in lending is the borrower’s ability to repay the loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure.

Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. When a loan is classified as non-accruing, interest accruals cease and all past due interest is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal unless we determine that the financial condition of the borrower and other factors merit recognition of such payments as interest. At December 31, 2006 and 2005, the Company had no non-accrual loans.

We utilize a risk system, consisting of multiple grading categories, as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve or reasons which might bear on ultimate collectibility.

In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected.

A loan is classified “doubtful” when it has all the weaknesses inherent in one classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and of such little value that the asset’s continuance as an asset on the balance sheet is not warranted.

In addition to non-performing loans and loans past due 90 days or more and still accruing interest categories, we maintain a list of performing loans where management has identified problems which potentially could cause such loans to be placed on non-accrual status in future periods. Loans on this watch list are subject to heightened scrutiny and more frequent review by management. The balance of potential problem loans at December 31, 2006 totaled approximately $17.4 million.

 Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized. Risks from the loan portfolio are analyzed on a continuous basis by loan officers, and periodically by our outside independent loan review auditors, directors on the Loan Committee and the Bank board of directors as a whole.

A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans).

Although management attempts to maintain the allowance at a level deemed sufficient to cover any losses, future additions to the allowance may be necessary based upon any changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses, and may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

Investment Portfolio

Our investment portfolio consists primarily of obligations of U.S. Government sponsored agencies as well as municipal and government authority bonds, with high grade corporate bonds accounting for less than 10% of the portfolio. Government regulations limit the type and quality of instruments in which the company may invest its funds.

We conduct our asset/liability management through consultation with members of our board of directors, senior management and an outside financial advisor. The asset/liability investment committee, commonly known as an ALCO committee, which is comprised of the president, chief financial officer and certain members of our board of directors. The ALCO committee, in consultation with our board of directors, is responsible for the review of interest rate risk and evaluates future liquidity needs over various time periods.

We have established a written investment policy which is reviewed annually by the ALCO committee and our board of directors. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for its investment portfolio.

The ALCO committee is responsible for monitoring the Company’s investment portfolio and ensuring that investments comply with the investment policy. The ALCO committee may from time to time consult with investment advisors. Each Bank president and its chief financial officer may purchase or sell securities in accordance with the guidelines of the ALCO committee. Each Bank’s board of directors reviews the components of the investment portfolio on a monthly basis.

 Deposits

We emphasize relationships with commercial and individual customers and seek to obtain transaction accounts, which are frequently non-interest bearing deposits or lower cost interest bearing checking and money market deposit accounts.

Deposits are the primary source of funds used in lending and other general business purposes. In addition to deposits, we may derive additional funds from principal repayments on loans, the sale of investment securities and borrowing from other financial institutions. Loan amortization payments have historically been a relatively predictable source of funds. The level of deposit liabilities can vary significantly and is influenced by prevailing interest rates, money market conditions, general economic conditions and competition. As another means of funding our growth, we have the option of generating additional capital through the issuance of trust preferred capital securities.

Community Partners deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. Deposits are obtained from individuals, partnerships, corporations and unincorporated businesses in the company’s market area. We attempt to control the flow of deposits primarily by pricing its accounts to remain generally competitive with other financial institutions in its market area.

Business Growth Strategy

Our plan for growth emphasizes expanding our market presence in the communities located between Union County and Monmouth County, New Jersey by adding strategically located new offices and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. We believe that this strategy will continue to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economies of scale and other efficiencies Our efforts include opening retail banking offices in the Middlesex county area and other attractive markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing our customary superior service, our core deposits will naturally increase.

Supervision and Regulation

Overview

Two River, Town Bank and Community Partners operate within a system of banking laws and regulations intended to protect bank customers and depositors. These laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of Community Partners, Two River and Town Bank. In addition, Community Partners is subject to federal laws and regulations and the corporate laws and regulations of the state of its incorporation, New Jersey. Two River and Town Bank, New Jersey state chartered banks, are also subject to The New Jersey Banking Act. The following descriptions summarize the key banking and other laws and regulations to which Two River and Town Bank are subject, and to which Community Partners is subject as a registered bank holding company. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of Community Partners, Two River and Town Bank.

Community Partners is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, would permit bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Community Partners does not intend to seek a “financial holding company” designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. We believe that seeking such a designation for Community Partners would not position it to compete more effectively in the offering of products and services currently offered by the Banks.

Two River and Town Bank are each commercial banks chartered under the laws of the State of New Jersey. As such, they are subject to regulation, supervision and examination by the New Jersey Department of Banking and Insurance, or NJDOBI, and by the Federal Deposit Insurance Corporation, or FDIC. Each of these agencies regulates aspects of activities conducted by the Banks and Community Partners, as discussed below. Neither Bank is a member of the Federal Reserve Bank of New York.

 Dividend Restrictions

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Banks. Dividend payments by the Banks to the Company are subject to the New Jersey Banking Act of 1948 (the “Banking Act”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act and the FDIA, the Banks may not pay any dividends if after paying the dividend, the Bank would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

Neither Two River nor Town Bank has ever declared any cash dividends and neither entity contemplates the payment of such dividends in the future, except to fund expenses of Community Partners. Community Partners did not pay any cash dividends to shareholders in 2006 and does not contemplate the payment of cash dividends to shareholders in 2007. On July 18, 2006, Community Partners declared a 3% stock dividend, which was paid on September 1, 2006 to shareholders of record as of August 18, 2006.

Transactions with Affiliates

Banking laws and regulations impose certain restrictions on the ability of bank holding companies to borrow from and engage in other transactions with their subsidiary banks. Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (i) 10% of the bank’s capital stock and surplus per non-bank affiliated borrower, and (ii) 20% of the bank’s capital stock and surplus aggregated as to all non-bank affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions.

Liability of Commonly Controlled Institutions and “Source of Strength” Doctrine

The Federal Deposit Insurance Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by Community Partners being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Community Partners. Capital loans by a bank holding company to a bank subsidiary are subordinate in right of repayment to deposits and other bank indebtedness. If a bank holding company declares bankruptcy, its bankruptcy trustee must fulfill any commitment made by the bank holding company to sustain the capital of its subsidiary banks.

 Deposit Insurance

Our subsidiary banks’ deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. Our subsidiary banks will not be entitled to this credit as neither were in existence as of December 31, 1996.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 ba sis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

 Capital Adequacy

The Federal Reserve Board and the FDIC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. These guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments. Under the risk-based capital and leverage ratio guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These risk-based capital requirements identify concentration of credit risk, and facilitate management of those risks.

To derive total risk-weighted assets, bank assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are converted to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I Capital” consists of common shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust preferred securities. “Tier II Capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, and preferred stock that does not qualify as Tier I Capital, plus a limited amount of loan and lease loss allowances and a limited amount of unrealized holding gains on equity securities. “Tier III Capital” consists of qualifying unsecured subordinated debt. “Total Capital” is the sum of Tier I, Tier II and Tier III Capital. The sum of Tier II and Tier III Capital may not exceed the amount of Tier I Capital.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2006, Community Partners’ ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 10.73% and 9.68%, respectively.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company’s Tier I Capital (excluding intangibles) to its total assets (excluding intangibles). Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board’s risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2006, Community Partners’ leverage ratio was 8.52%.

The primary federal regulator for each of the Banks, the FDIC, also has implemented risk-based capital guidelines for insured depository institutions. Like the Federal Reserve Board’s requirements, the FDIC’s required minimum ratio of total capital to risk-weighted assets is 8.0%. At least half of the total capital is required to be Tier I Capital. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2006, Two River’s ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 10.54% and 9.55%, respectively. At December 31, 2006, Town Bank’s ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 11.29% and 10.14%, respectively.

 Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Community Partners’ financial condition. Under the Prompt Corrective Action Regulations, the Banks must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Prompt Corrective Action Regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The Federal Deposit Insurance Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category by which the institution is classified. Institutions categorized as “undercapitalized” or worse may be subject to requirements to file a capital plan with their primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes “critically undercapitalized,” it generally must be placed in receivership or conservatorship within 90 days.

The Prompt Corrective Action Regulations provide that an institution is “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The institution also may not be subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution. An institution is deemed “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution. An institution is “significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution, and is “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not to treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than an institution’s capital levels.

At December 31, 2006, Two River and Town Bank were each “well capitalized” based on the ratios and guidelines noted above. However, the capital categories of these banks are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of their overall financial condition or prospects.

Unsafe and Unsound Practices

Notwithstanding its Prompt Corrective Action category dictated by risk-based capital ratios, the Federal Deposit Insurance Act permits the appropriate bank regulatory agency to reclassify an institution if it determines, after notice and a hearing, that the condition of the institution is unsafe or unsound, or if it deems the institution to be engaging in an unsafe or unsound practice. Also, if a federal regulatory agency with jurisdiction over a depository institution believes that the depository institution will engage, is engaging, or has engaged in an unsafe or unsound practice, the regulator may require that the bank cease and desist from such practice, following notice and a hearing on the matter.

The USA PATRIOT Act

On October 26, 2001, the President of the United States signed into law certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001. Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as Two River and Town Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for an institution and adversely affect its reputation. The banks and Community Partners adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and each of them will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and by the Treasury Department regulations.

 Community Reinvestment Act

The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank’s failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions. In the latest CRA examination report with respect to Two River, dated February 23, 2006, Two River received a rating of Satisfactory. In the latest CRA examination report with respect to Town Bank, dated January 5, 2006, Town Bank received a rating of Satisfactory.

Consumer Privacy

In addition to fostering the development of “financial holding companies,” the Gramm-Leach-Bliley Act modified laws relating to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including both banks and, following the acquisition, Community Partners, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so. It has never been the policy of either bank, and it is not expected to be the policy of Community Partners, to release such information except as may be required by law.

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank’s capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable collateral. However, no loan to one borrower may exceed 25% of a bank’s statutory capital, notwithstanding collateral pledged to secure it.

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is not fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000.

Depositor Preference Statute

Under federal law, depositors, certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against the institution, in the event of a “liquidation or other resolution” of the institution by a receiver.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”) became effective in early 2000. The Modernization Act:

•

allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than is permissible for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

•

allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in, if the bank meets certain management, capital and Community Reinvestment Act standards;

•

allows insurers and other financial services companies to acquire banks and removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

The Modernization Act modified other financial laws, including laws related to financial privacy and community reinvestment.

The Modernization Act also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

 Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements affecting corporate governance, accounting and corporate reporting for companies with publicly traded securities.

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
•	independence requirements for audit committee members;
•	disclosure of whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;
•	independence requirements for outside auditors;
•

a prohibition by a company’s registered public accounting firm from performing statutorily mandated audit services for the company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date;

•	certification of financial statements and reports on Forms 10-K, 10-KSB, 10-Q, and 10-QSB by the chief executive officer and the chief financial officer;
•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;
•	two-business day filing requirements for insiders filing Forms 4;
•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;
•	“real time” filing of periodic reports;
•	posting of certain SEC filings and other information on the company website;
•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;
•	restrictions on the use of non-GAAP financial measures;
•	the formation of a public accounting oversight board; and
•	various increased criminal penalties for violations of securities laws.

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Exchange Act, include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report which is included in the company’s annual report, attesting to the effectiveness of management’s internal control assessment. Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules, we are not required to provide management’s report on internal control over financial reporting until we file our annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2008.

Each of the national stock exchanges, including the Nasdaq Capital Market where our common stock is listed, have implemented corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the nominating, corporate governance, and audit committees. The rule changes are intended to, among other things, make the board of directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors. These increased burdens have increased our legal and accounting fees and the amount of time that our board of directors and management must devote to corporate governance issues.

Overall Impact of New Legislation and Regulations

Various legislative initiatives are from time to time introduced in Congress and in the New Jersey State Legislature. It cannot be predicted whether or to what extent the business and condition of Community Partners, Two River and Town Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.

Item 1A. Risk Factors.

Our common stock is speculative in nature and involves a significant degree of risk. The risk factors below are not listed in order of importance.

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

Deterioration in local, regional, national or global economic conditions in Middlesex, Monmouth or Union County in New Jersey could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services Middlesex, Monmouth or Union County in New Jersey. Therefore, we are particularly vulnerable to adverse local economic conditions.

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

Two River and Town Bank have operated, and are continuing to operate, independently. We continue to face significant challenges in consolidating Two River and Town Bank functions, integrating the organizations, procedures and operations in a timely and efficient manner and retaining key Two River and Town Bank personnel. The integration of Two River and Town Bank has been and continues to be costly, complex and time consuming, and our management continues to devote substantial resources and efforts to it.

The ongoing integration process may result in the disruption of each Bank’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect their ability to maintain relationships with customers, suppliers, employees and others with whom they have business dealings or to achieve the anticipated benefits of the acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The following table provides certain information with respect to properties:

Office Location	Address	Description	Opened
Two River Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	700 sq. ft. ground floor of downtown space (leased)	03/02

Cliffwood:	Angel Street & Route 35 Aberdeen, NJ	2,500 sq. ft. building (leased)	11/04

Navesink:	East Pointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	City Centre Plaza 100 Water Street Red Bank, NJ	512 sq. ft. in strip shopping center (leased)	09/02

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Operations Center:	178 Office Max Plaza Suite 3-A Eatontown, NJ	7,200 sq. ft. Operations office space (leased)	06/02

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	3,400 sq. ft. stand-alone building (leased)	10/06

Town Bank Main Office:	520 South Avenue Westfield, NJ	3,000 sq. ft. stand-alone building (leased)	10/98

Downtown Office	44 Elm Street Westfield, NJ	3,000 sq. ft. building (owned)	04/01

Town Bank has acquired a parcel of vacant land at 245-249 North Avenue in Cranford, New Jersey and has obtained approvals from New Jersey state and federal banking authorities to open a bank branch there. Town Bank is pursuing municipal site plan and other approvals to construct the facility and anticipates opening the location for business in early 2008. Town Bank also leases vacant land in Fanwood, New Jersey for an approved branch location. The landlord has municipal approval to construct a building of approximately 3,000 square feet.

Item 3. Legal Proceedings.

We may be involved, from time to time, as plaintiff or defendant in legal actions arising in the normal course of its business. At December 31, 2006, we were not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”. The following are the high and low sales prices per share prospective from April 4, 2006, the date the Company’s common stock began trading on the Nasdaq Capital Market.

	2006
	High	Low
First Quarter	$--	$--	(1)
Second Quarter	15.05	9.95	(1)
Third Quarter	12.04	10.44	(1)
Fourth Quarter	11.40	9.73	(1)

(1) Prices have been retroactively adjusted for the 3% stock dividend declared on July 18, 2006 and paid on September 1, 2006 to shareholders of record as of August 18, 2006.

As of March 27, 2007, there were approximately 516 holders of the Company’s common stock.

The Company paid a 3% stock dividend on September 1, 2006 to shareholders of record as of August 18, 2006. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company intends to retain its earnings in order to provide capital for the continuing growth of the Banks.

Stock Performance Graph

The following graph compares the performance of the Company’s common stock with the performance of the Nasdaq Composite Index and a the Nasdaq Bank Index from April 1, 2006 through December 31, 2006. The graph assumes that $100 was invested on April 1, 2006 in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Bank Index and that all dividends were reinvested.

	4/11/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06

Community Partners Bancorp	100.00	93.41	84.25	86.15	82.42	84.89	79.23	74.10	75.32	75.83
Nasdaq Composite	100.00	99.83	93.50	93.15	89.81	93.72	96.55	101.14	103.91	103.69
Nasdaq Bank	100.00	103.34	94.14	97.31	100.20	107.48	110.73	121.40	126.23	127.60

Item 6. Selected Financial Data.

In connection with our acquisition of Two River and Town Bank, the former Two River shareholders received a majority of the voting rights of the combined entity (Community Partners). Accordingly, Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost, and the Company’s financial statements consist of only Two River’s for the periods prior to April 1, 2006. Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition as described in Note 2 to the Notes to Consolidated Financial Statements. Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction. See Note 1 to the Notes to Consolidated Financial Statements on Page F-8.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

For years ended December 31	2006	2005	2004	2003	2002
	(In thousands, except per share data and percentages)

Highlights
Net income	$3,699	$2,092	$1,325	$1,250	$743
Return on average assets	0.82%	0.82%	0.64%	0.84%	0.68%
Return on avg. tangible assets	0.85%	0.82%	0.64%	0.84%	0.68%
Return on average equity	6.60%	9.16%	8.08%	9.52%	6.16%
Return on avg. tangible equity	10.27%	9.16%	8.08%	9.52%	6.16%
Net interest margin	4.24%	4.49%	4.39%	4.67%	4.79%

Income Statement Data
Net interest income	$17,560	$10,740	$8,725	$6,666	$4,989
Provision for loan losses	649	453	458	322	491
Non-interest income	1,486	1,228	820	578	474
Non-interest expenses	12,515	8,197	6,969	5,244	4,126

Balance Sheet Data at December 31
Total Assets	$520,520	$268,276	$235,470	$168,885	$132,224
Total Deposits	441,918	236,449	199,955	141,048	109,717
Total Loans, net of deferred fees	416,904	216,327	176,000	133,759	104,252
Shareholders’ Equity	68,319	23,767	21,809	13,543	12,526
Intangible Assets	26,543	0	0	0	0
Allowance for Loan Losses	4,567	2,380	1,927	1,469	1,147

Share Information (1)
Earnings per share – Basic	$0.63	$0.52	$0.35	$0.35	$0.21
Earnings per share – Diluted	$0.61	$0.49	$0.33	$0.33	$0.20
Book value per share	$10.49	$5.86	$5.43	$3.76	$3.48
Tangible book value per share	$6.42	$5.86	$5.43	$3.76	$3.48
Average diluted shares outstanding	6,078	4,252	4,020	3,808	3,718

Capital Ratios
Total capital to risk-weighted assets	10.73%	11.40%	12.24%	10.49%	12.11%
Tier 1 capital to risk-weighted assets	9.68%	10.38%	11.25%	9.47%	11.08%
Tier 1 capital to average assets	8.52%	9.16%	9.61%	8.39%	9.80%

(1) All share information has been restated for the effect of a 3% stock dividend declared on July 18, 2006 and paid on September 1, 2006 to shareholders of record as of August 18, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following management’s discussion and analysis of financial condition and results of operation is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006. The following information should be read in conjunction with the audited consolidated financial statements as of and for the period ended December 31, 2006, including the related notes thereto.

Forward-Looking Statements

When used in this and in future filings by us with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer of ours, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of ours of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed below under “Risk Factors”; changes in the direction of the economy nationally or in New Jersey; changes in effective income tax rates; continued relationships with major customers including sources for loans; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; and the effects of general economic conditions and legal and regulatory barriers and structure. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of our business and operations are described in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

 Critical Accounting Policies and Estimates

The following discussion is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to our audited consolidated financial statements for December 31, 2006 contains a summary of the Company’s significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Loan Losses. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application are periodically reviewed with our audit committee and board of directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County. Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock. Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control.

Stock Based Compensation. Prior to January 1, 2006, our stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation.” No stock-based employee compensation cost was recognized in our statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement No. 123(R) replaced Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment,” using the modified-prospective transition method. Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R). We had no nonvested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006.

Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the year ended December 31, 2006. Also, Community Partners did not adopt any new share-based compensation plans during 2006.

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

These standards necessitate the application of accounting policies and procedures that entail the use of assumptions, estimates, and judgments that are critical to the presentation of financial information, including the ongoing valuation of intangibles. Goodwill and other intangible assets are reviewed for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The magnitude of the acquisition of Town Bank on our consolidated results suggests that the application of these standards since the date of that acquisition is substantially more critical to the presentation of financial information.

Deferred Tax Assets and Liabilities. We recognize deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Executive Summary

Effective April 1, 2006, Community Partners acquired all of the shares of capital stock of each of Two River and The Town Bank in exchange for shares of Community Partners common stock, and Two River and Town Bank became wholly-owned subsidiaries of Community Partners. Two River is the acquiring company for accounting purposes and its assets and liabilities are reported by Community Partners at Two River’s historical cost. Town Bank’s assets and liabilities were recorded by Community Partners at their respective fair values as of April 1, 2006. Operations relating to the business of Town Bank are included in Community Partners’ financial statements only prospectively from April 1, 2006. Thus, reported earnings and balance sheet figures of Community Partners prior to April 1, 2006 include those of Two River and do not include those of Town Bank. Current period performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for corresponding prior periods, as a significant portion of the increases in reported earnings and balance sheet figures are due to the inclusion of Town Bank in the periods subsequent to March 31, 2006 but not the prior periods.

For the year ended December 31, 2006, net interest income increased $6.9 million, or 64.5%, to $17.6 million from $10.7 million recorded for the year ended December 31, 2005. Net income totaled $3.7 million for the year ended December 31, 2006 compared to $2.1 million for the year ended December 31, 2005, an increase of $1.6 million or 76.2%. Basic earnings per share were $0.63 for the year ended December 31, 2006 compared to $0.52 per share for the same period in 2005. Diluted earnings per share for the year ended December 31, 2006 amounted to $0.61 compared to $0.49 per diluted share for the year ended December 31, 2005. Our 2006 results were positively affected by the inclusion of Town Bank’s operations in reported earnings prospectively from April 1, 2006. Included in the consolidated results of operations of Community Partners for 2006 was net income amounting to $1.7 million attributable to the operations of Town Bank.

All per share amounts have been retroactively adjusted to reflect the 3% stock dividend paid by Community Partners on September 1, 2006.

For the year ended December 31, 2005, net interest income increased $2.0 million, or 23.0%, to $10.7 million from $8.7 million recorded for the year ended December 31, 2004. Net income totaled $2.1 million for the year ended December 31, 2005 compared to $1.3 million for the year ended December 31, 2004, an increase of $767 thousand, or 57.9%. Basic earnings per share were $0.52 for the year ended December 31, 2005 compared to $0.35 per share for the same period in 2004. Diluted earnings per share for the year ended December 31, 2005 amounted to $0.49 compared to $0.33 per diluted share for the year ended December 31, 2004.

Total assets increased by $252.2 million, or 94.0% to $520.5 million at December 31, 2006 from $268.3 million at December 31, 2005. The increase in total assets was primarily the result of our acquisition of Town Bank as of April 1, 2006. At March 31, 2006, Town Bank’s total assets amounted to $208.0 million. The remainder of our growth during 2006 consisted primarily of increased loans outstanding.

The loan portfolio, net of the allowance for loan losses, grew to $412.3 million at December 31, 2006, an increase of $198.4 million, or 92.8% from the December 31, 2005 level of $213.9 million. The allowance for loan losses totaled $4.6 million, or 1.10% of total loans at December 31, 2006 compared to $2.4 million, or 1.10% of loans outstanding at December 31, 2005. Acquired loan growth consists of Town Bank’s net loans at March 31, 2006 of $137.3 million. Organic loan growth for 2006 was $61.1 million.

Deposits rose to $441.9 million at December 31, 2006 from $236.4 million at December 31, 2005, an increase of $205.5 million, or 86.9%. The increase in deposits is primarily attributable to the acquisition of Town Bank and to a lesser extent the result of gaining market share in our Company’s trade area. Town Bank’s total deposits were $160.8 million at March 31, 2006. Organic deposit growth was $44.7 million for 2006.

The following table provides information on our performance ratios for the dates indicated.

	2006	2005	2004
Performance Ratios:
Return on average assets	0.82%	0.82%	0.64%
Return on average tangible assets	0.85%	0.82%	0.64%
Return on average shareholders’ equity	6.60%	9.16%	8.08%
Return on average tangible shareholders’ equity	10.27%	9.16%	8.08%
Average equity to average assets	12.38%	9.00%	7.88%
Average tangible equity to average tangible assets	8.32%	9.00%	7.88%
Dividend payout	0.00%	0.00%	0.00%

Results of Operations

Our principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest earning assets consist primarily of deposits and borrowed funds. Our net income is also affected by our provision for loan losses, other income and other expenses. Other income consists primarily of service charges, commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

 Net Income

For the year ended December 31, 2006, net income increased to $3.7 million, or $0.63 per share for basic and $0.61 per share for diluted shares, compared to net income of $2.1 million, or $0.52 per share for basic and $0.49 per share for diluted shares in 2005.

Our net income was primarily due to a $6.9 million, or 64.5%, increase in net interest income. The improvement in net interest income is attributable primarily to the inclusion of Town Bank’s operating results subsequent to the date of acquisition, and to a lesser extent, to our continued strong growth, which is made possible by establishing a sound foundation through the strategic utilization of our resources. Town Bank’s net interest income included in our consolidated operations amounted to $6.0 million for 2006.

Non-interest expenses increased $4.3 million, or 52.4%, to $12.5 million for the year ended December 31, 2006 from $8.2 million for the year ended December 31, 2005. Town Bank’s non-interest expenses amounted to $3.0 million during the period subsequent to the date of acquisition. Additional increases in non-interest expenses resulted as we increased our support staff and deployed other resources in order to continue our strategic plan.

 Net Interest Income

For the year ended December 31, 2006, we recognized net interest income of $17.6 million, as compared to $10.7 million for the year ended December 31, 2005. We achieved this increase by increasing our average balance of interest earning assets by $175.1 million, or 73.2%, to $414.2 million for the year ended December 31, 2006 from $239.1 million for the year ended December 31, 2005 as a result of the acquisition, while our net interest spread and net interest margin declined by 52 basis points and 25 basis points, respectively, to 3.42% and 4.24% for the year ended December 31, 2006 from 3.94% and 4.49% for the year ended December 31, 2005, as a result of increasingly competitive market conditions.

For the year ended December 31, 2006, our total interest income increased to $29.8 million from $14.8 million for the year ended December 31, 2005. This $15.0 million, or 101.4% increase, was driven primarily by increased volume, as volume-related increases in interest income of $11.1 million were further increased by rate-related increases of $3.9 million for the year ended December 31, 2006 as compared to the prior fiscal year. Most of the interest-income increases came from our loan portfolio, which accounted for $10.4 million of the $11.1 million volume-related increase, and $3.5 million of the $3.9 million rate-related increase, as our average loans outstanding increased by $156.1 million, or 79.4%, to $352.7 million for the year ended December 31, 2006 from $196.6 million for the year ended December 31, 2005. The increase in the average balances of interest-earning assets was due primarily to the acquisition of Town Bank and strong organic growth. The average yield on our interest-earning assets increased by 100 basis points to 7.19% for the year ended December 31, 2006 from 6.19% for the prior year. The increase in market interest rates throughout 2005 and 2006 accounted for the improvement in yield.

Total interest expense increased to $12.2 million for the year ended December 31, 2006 period from $4.1 million for the year ended December 31, 2005. This 197.6% increase in interest expense is primarily due to a $143.3 million increase in our average balance of interest-bearing liabilities, which increased to $323.9 million for the year ended December 31, 2006 from $180.6 million for the year ended December 31, 2005. The increase in the average balance of interest-bearing liabilities was due primarily to the acquisition of Town Bank. In addition, faced with steadily increasing interest rates during 2006, we priced and marketed our deposit products in a manner designed to obtain the increased funds we needed for loan growth without significantly shrinking our net interest margin. For the year ended December 31, 2006, the average rate on our interest-bearing liabilities was 3.78% compared to 2.25% in the prior fiscal year. The 153 basis point increase in our interest-bearing liabilities, partially off-set by the 100 basis point increase in our interest-earning assets, resulted in our net interest margin decreasing to 4.24% for the 2006 fiscal year from 4.49% for the 2005 fiscal year.

The following table reflects, for the periods presented, the components of our net interest income, setting forth: (1) average assets, liabilities, and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our yield on interest-earning assets. There have been no tax equivalent adjustments made to yields.

	Years ended December 31
	2006			2005			2004

			Average			Average			Average
		Interest	rates		Interest	rates		Interest	rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(In thousands, except percentages)
ASSETS
Interest Earning Assets:
Federal Funds Sold	$9,335	$467	5.00%	$1,680	$52	3.10%	$8,429	$108	1.28%
Investment Securities	52,177	2.328	4.46%	40,831	1,639	4.01%	36,292	1,443	3.98%
Loans (net of unearned income) (1) (2)	352,662	27,004	7.66%	196,554	13,104	6.67%	154,195	9,705	6.29%

Total Interest Earning Assets	414,174	29,799	7.19%	239,065	14,795	6.19%	198,916	11,256	5.66%

Non-Interest Earning Assets:
Allowance for Loan Loss	(3,865)			(2,150)			(1,675)
All Other Assets	42,563			16,701			10,972

Total Assets	$452,872			$253,616			$208,213

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW Deposits	$38,174	735	1.93%	$28,148	306	1.09%	$24,507	147	0.60%
Savings Deposits	40,851	943	2.31%	58,649	1,333	2.27%	62,637	1,314	2.10%
Money Market Deposits	60,400	2,033	3.37%	32,415	613	1.89%	34,554	503	1.46%
Time Deposits	173,310	8,094	4.67%	48,243	1,477	3.06%	21,680	446	2.06%
Securities sold under agreements to repurchase	8,814	293	3.32%	7,865	153	1.95%	7,581	116	1.53%
Short-term Borrowings	2,378	141	5.93%	5,292	173	3.27%	398	5	1.26%

Total Interest Bearing Liabilities	323,927	12,239	3.78%	180,612	4,055	2.25%	151,357	2,531	1.67%

Non-Interest Bearing Liabilities:
Demand Deposits	69,909			48,754			39,522
Other Liabilities	2,981			1,417			928

Total Non-Interest Bearing Liabilities	72,890			50,171			40,450

Shareholders’ Equity	56,055			22,833			16,406

Total Liabilities and Shareholders’ Equity	$452,872			$253,616			$208,213

NET INTEREST INCOME
		$17,560			$10,740			$8,725

NET INTEREST SPREAD (3)			3.42%			3.94%			3.99%

NET INTEREST MARGIN (4)			4.24%			4.49%			4.39%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-bearing assets and liabilities and the amount of the change that can be attributed to changes in interest rates.

			Year ended December 31,

	2006 vs. 2005			2005 vs. 2004

	Increase (decrease) due to change in

	Average	Average		Average	Average
	volume	rate	Net	volume	rate	Net
	(In thousands)
Interest Earned On:
Federal Funds Sold	$237	$178	$415	$(86)	$30	$(56)
Investment Securities	455	234	689	180	16	196
Loans (net of unearned fees)	10,408	3,492	13,900	2,666	733	3,399

Total Interest Income	11,100	3,904	15,004	2,760	779	3,539

Interest Paid On:
NOW Deposits	109	320	429	22	137	159
Savings Deposits	(405)	15	(390)	(84)	103	19
Money Market Deposits	529	891	1,420	(31)	141	110
Time Deposits	3,829	2,788	6,617	546	485	1,031
Securities sold under agreements to repurchase	18	122	140	4	33	37
Short-term Borrowing	(95)	63	(32)	61	107	168

Total Interest Expense	3,985	4,199	8,184	518	1,006	1,524

Net Interest Income	$7,115	$(295)	$6,820	$2,242	$(227)	$2,015

Provision for Loan Losses

Our provision for loan losses recorded for the year ended December 31, 2006 was $649,000, compared to $453,000 for the year ended December 31, 2005. The increase in the provision for 2006 was primarily due to higher loan growth and the assumption of Town Bank’s loan loss provision in 2006 compared to 2005. Loan growth in 2006 was approximately $62 million compared to $40 million in 2005. In addition, the provision reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $4.6 million, or 1.10% of total loans at December 31, 2006, compared to $2.4 million, or 1.10% of total loans, at December 31, 2005. The $2.2 million increase in the allowance for loan losses for the year ended December 31, 2006 is a result of the growth of our loan portfolio, which accounted for $649,000 of the increase, and the acquisition of Town Bank, which accounted for $1.5 million of the increase. We will continue to review the need for additions to our allowance for loan losses based upon our review of the loan portfolio, the level of delinquencies and general market and economic conditions.

 Non-Interest Income

Non-interest income amounted to $1.5 million for the year ended December 31, 2006, compared to $1.2 million for the year ended December 31, 2005, an increase of $258,000, or 21.0%. The increase was primarily attributable to an increase in service fees on deposits of $189,000, or 40.6%, and an increase in other income of $183,000, or 72.6%. The growth in service fees on deposits reflects the growth in transaction account deposits and activity and the increase in other income reflects increased ATM surcharge fees and a higher level of fees on residential mortgages originated for other institutions. These increases are attributable to our continued growth and the acquisition of Town Bank. Partially off-setting these increases was a reduction in other loan customer service fees, which decreased by $113,000 from $343,000 during 2005 to $230,000 during 2006. The reduction in other loan customer service fees resulted from a reduction in the amount of loan pre-payment penalty fees collected as commercial loan pre-payments and refinancing with other institutions slowed during 2006.

 Non-Interest Expense

The following table provides a summary of non-interest expense by category for the years ended December 31, 2006 and 2005.

	Year ended
	December 31,
				%
	2006	2005	Increase	Increase
(dollars in thousands)			(Decrease)	(Decrease)
Salaries and employee benefits	$6,545	$4,490	$2,055	45.8%
Occupancy and equipment expenses	2,117	1,580	537	34.0%
Professional fees	473	190	283	148.9%
Advertising and marketing expenses	325	288	37	12.8%
Data processing expenses	609	228	381	167.1%
Insurance	232	211	21	10.0%
Amortization of identifiable intangibles	287	-	287	-
Other operating expenses	1,927	1,210	717	59.3%

Total non-interest expenses	$12,515	$8,197	$4,318	52.7%

Non-interest expense was $12.5 million for the year ended December 31, 2006, compared to $8.2 million for the year ended December 31, 2005, an increase of $4.3 million, or 52.4%. Salaries and employee benefits increased $2.1 million, or 45.8%, to $6.5 million from $4.5 million primarily as a result of the acquisition of Town Bank, which accounted for $1.4 million of the increase, and additions to staff to support our growth, along with higher salaries and health insurance costs. The number of our full-time equivalent employees increased from 73 at December 31, 2004, to 80 at December 31, 2005, and to 126 at December 31, 2006. Occupancy and equipment expenses, advertising and marketing expenses, insurance and other operating expenses increased by $1.3 million, or 39.9%, due to the general growth of our business and the inclusion of Town Bank’s operations subsequent to March 31, 2006. Professional fees increased by $283,000, or 148.9%, to $473,000 for the year ended December 31, 2006 from $190,000 for the year ended December 31, 2005 primarily as a result of the formation of the bank holding company, the acquisition of Town Bank and the increased costs of being a public company. Data processing expenses increased by $381,000, or 167.1%, to $609,000 for the year ended December 31, 2006 from $228,000 for the year ended December 31, 2005 as a result of expenses associated with converting Town Bank to the Company’s core processing servicer and our general growth. Subsequent to the acquisition of Town Bank as of April 1, 2006, we began amortizing identifiable intangible assets and incurred $287,000 in costs during 2006. At December 31, 2006, the balance of $1.8 million in core deposit intangibles remains to be amortized through March, 2016.

We anticipate continued significant increases in non-interest expense in 2007 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the integration of the operations of the two banks and the operation of the Company.

 Income Tax Expenses

For the year ended December 31, 2006, we recorded $2.2 million in income tax expense, compared to $1.2 million for the year ended December 31, 2005. The increase in income tax expense is due to higher pre-tax income. The effective tax rate for 2006 was 37.1%, compared to 36.9% for 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Income

For the year ended December 31, 2005, net income increased to $2.1 million or $0.52 per share for basic and $0.49 per diluted share, compared to net income of $1.3 million or $0.35 per share for basic and $0.33 per diluted share for the same period in 2004.

The increase in net income was primarily due to a $2.0 million, or 23.0% increase in net interest income. The improvement in net interest income is attributable to our strong growth in 2005.

Net Interest Income

For the year ended December 31, 2005, we recognized net interest income of $10.7 million as compared to $8.7 million for the year ended December 31, 2004. The increase in net interest income for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was largely due to an increase in the average balance of interest earning assets, which increased $40.2 million, or 20.2%, to $239.1 million for the year ended December 31, 2005 from $198.9 million for the year ended December 31, 2004. The increase reflects an increase in average loans outstanding of $42.4 million, or 27.5%, to $196.6 million for the year ended December 31, 2005 from $154.2 million for the year ended December 31, 2004, and an increase in average investment securities of $4.5 million, or 12.4%, to $40.8 million for the year ended December 31, 2005 from $36.3 million for the year ended December 31, 2004, and was partially offset by a decrease of $6.7 million, or 79.8%, in average federal funds sold to $1.7 million for the year ended December 31, 2005 from $8.4 million for the year ended December 31, 2004.

Primarily as a result of the increase in the average balance of interest earning assets, our interest income increased to $14.8 million, or 31%, for the year ended December 31, 2005 from $11.3 million for the year ended December 31, 2004. The improvement in interest income was primarily due to volume-related increases in income from the loan portfolio of $2.7 million and volume-related increases in income of $180,000 in the investment securities portfolio, partially offset by volume-related decreases in income of $86,000 in federal funds sold. In addition to the net volume-related increases, rate-related increases amounting to $779,000 resulted as the average yield on our interest-earning assets increased to 6.19% for the year ended December 31, 2005 from 5.66% for the prior year.

Total interest expense increased 64.0% to $4.1 million for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. The increase in interest expense is primarily related to the increase in the average balance of interest-bearing liabilities, which increased $29.2 million to $180.6 million for the 2005 fiscal year compared to $151.4 million for the 2004 fiscal year. Volume-related increases in interest expense accounted for $518,000 of increased expense and was further increased by $1.0 million attributable to net rate-related increases in interest expense. The volume related increases in interest-bearing liabilities were the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to fund loan growth. These decisions, along with market rate increases on deposits for the year ended December 31, 2005 as compared to the prior fiscal year, resulted in the increase in the cost of interest-bearing liabilities to 2.25% for the year ended December 31, 2005 from 1.67% for year ended December 31, 2004.

Please refer to the Average Balance Sheet in the preceding discussion and the Rate/Volume Analysis comparing the years ended December 31, 2005 and 2004.

Provision for Loan Losses

Our provision for loan losses recorded for the year ended December 31, 2005 was $453,000 compared to $458,000 for the year ended December 31, 2004. The provision is the result of our review of several factors. We had no loan charge-offs during the periods ended December 31, 2005 and December 31, 2004. Loan growth for the year ended December 31, 2005 was approximately $40 million compared to $42 million for the year ended December 31, 2004. The provision also reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $2.4 million, or 1.10% of total loans at December 31, 2005, compared to $1.9 million, or 1.10% of total loans, at December 31, 2004.

 Non-Interest Income

Non-interest income amounted to $1.2 million for the year ended December 31, 2005, compared to $820,000 for the year ended December 31, 2004, an increase of $408,000, or 49.8%. The increase was primarily attributable to an increase in earnings from investment in life insurance which increased $154,000 to $167,000 for the year ended December 31, 2005 from $13,000 for the year ended December 31, 2004, and increased other income which increased $113,000 to $252,000 for the year ended December 31, 2005 from $139,000 for the year ended December 31, 2004. We invested in $3.5 million of bank-owned life insurance during December 2004, and we recorded an entire year of earnings for the year ended December 31, 2005. The increase in other income during 2005 resulted primarily from fees on residential mortgages originated for other institutions, a service first instituted by the Company during 2005. Service fees on deposits increased $76,000 for the year ended December 31, 2005 compared to the prior year and other loan customer service fees increased $65,000 during the same comparable periods. The growth in service fees on deposits and other loan customer service fees reflects the growth in transaction account deposits and activity and increases in non-interest related loan fees.

Non-Interest Expense

The following table provides a summary of non-interest expense by category for the two years ended December 31, 2005 and 2004.

	Year ended
	December 31,
				%
	2005	2004	Increase	Increase
(dollars in thousands)			(Decrease)	(Decrease)
Salaries and employee benefits	$4,490	$3,773	$717	19.0%
Occupancy and equipment expenses	1,580	1,367	213	15.6%
Professional fees	190	188	2	1.06%
Advertising and marketing expenses	288	236	52	22.0%
Data processing expenses	228	235	(7)	-3.0%
Insurance	211	217	(6)	-2.8%
Amortization of identifiable intangibles	-	-	-	-
Other operating expenses	1,210	953	257	26.9%

Total non-interest expenses	$8,197	$6,969	$1,228	17.6%

Non-interest expense amounted to $8.2 million for the year ended December 31, 2005, compared to $7.0 million for the year ended December 31, 2004, an increase of $1.2 million, or 17.1%. The increase was due primarily to increases in employee expenses as well as increases in occupancy expenses, equipment expenses and other costs generally attributable to our growth. Of this increase, salary and employee benefits increased $717,000, or 19.0%, and reflected increases in the number of employees from 73 full-time equivalents at December 31, 2004 to 80 full-time equivalents at December 31, 2005. The increase in personnel is attributable to the acquisition of support personnel required due to our growth and for the opening of two new branch offices during November, 2004 and September, 2005.

Occupancy and equipment expenses increased $213,000, or 15.6%, to $1.6 million for the year ended December 31, 2005. The increase was attributable to the opening of two new branch offices during November 2004 and September 2005, which resulted in increased lease expense and increased maintenance costs.

All other operating expenses increased $298,000, or 16.3%, to $2.1 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004.

We anticipate that the expense of our expanding branch system, combined with increased expenses associated with our expanding lending activities, as well as increased costs associated with our ongoing efforts to penetrate our target markets, will continue to increase non-interest expense in subsequent years.

Income Tax Expenses

For the year ended December 31, 2005, we recorded $1.2 million in income tax expense compared to $793,000 for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2005 was 36.9% compared to 37.4% for the year ended December 31, 2004.

Financial Condition

December 31, 2006 Compared to December 31, 2005

 General

At December 31, 2006, our total assets were $520.5 million, an increase of $252.2 million, or 94.0%, over total 2005 year-end assets of $268.3 million. At December 31, 2006, our total loans were $416.9 million, an increase of $200.6 million, or 92.7%, from the $216.3 million reported at December 31, 2005. Investment securities increased to $52.4 million at December 31, 2006, from $40.0 million at December 31, 2005, an increase of $12.4 million, or 31.0%. At December 31, 2006, we had $6.1 million of federal funds sold compared to no federal funds sold at December 31, 2005. Our fixed assets increased by $2.8 million, or 116.7%, to $5.2 million at December 31, 2006 from $2.4 million at December 31, 2005. At December 31, 2006, we recorded goodwill amounting to $24.7 million and core deposit intangibles amounting to $2.1 million as a result of our acquisition of Town Bank. At March 31, 2006, the total assets of Town Bank amounted to $208.0 million.

Liabilities

We had total deposits of $441.9 million at December 31, 2006, an increase of $205.5 million, or 86.9%, over total deposits of $236.4 million at December 31, 2005. Deposits are our primary source of funds. The deposit growth during 2006 was primarily due to the acquisition of Town Bank, which had $160.7 million of deposits at March 31, 2006, and to the expansion and maturation of our existing branch system, which had organic deposit growth of $44.8 million for the year ended December 31, 2006. We also generated a significant increase in our deposit products through promotional activities at our branches, which were targeted to gain market penetration as we expanded our branch office network. During 2006, our primary promotional products were interest-bearing deposits. At December 31, 2006, our non-interest bearing deposits represented 16.3% of our total deposits, down from 21.3% at year-end 2005. As long as our quality loan demand remains strong, we intend to raise the most cost effective funding available within our market area.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, municipal securities and a limited amount of corporate debt securities.

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires, among other things, that debt and equity securities be classified as available-for-sale or held-to-maturity. Management determines the appropriate classification at the time of purchase. Based on an evaluation of the probability of the occurrence of future events, we determine if we have the ability and intent to hold the investment securities to maturity, in which case we classify them as held-to-maturity. All other investments are classified as available-for-sale.

Securities classified as available-for-sale must be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of taxes. Gains or losses on the sales of securities available-for-sale are recognized upon realization utilizing the specific identification method. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of undivided profits and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner that approximates the interest method.

Investments totaled $52.4 million at December 31, 2006 compared to $40.0 million at December 31, 2005, an increase of $12.4 million, or 31.0%. The increase in investment securities was from the acquisition of Town Bank, which had $13.9 million of investment securities at March 31, 2006. For the years ended December 31, 2006 and 2005, we had no sales of securities.

The following table sets forth the carrying value of the securities portfolio as of December 31, 2006, 2005 and 2004 (in thousands).

	December 31,
	2006	2005	2004
Investment securities available-for-sale:
U.S. Government agency securities	$24,538	$18,864	$19,347
Municipal securities	3,537	1,144	1,074
Mortgage backed securities	14,534	12,983	18,083
Corporate debt securities and other	1,829	840	1,372

	44,438	33,831	39,876
Federal Home Loan Bank stock	243	253	—
ACBB stock	75	30	—

	$44,756	$34,114	$39,876

Investment securities held-to-maturity:
U.S. Government agency securities	$1,000	$1,000	$1,000
Municipal securities	4,836	4,841	2,840
Corporate debt securities and other	1,796	—	—

	$7,632	$5,841	$3,840

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2006 is as follows. Securities available-for-sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2006	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available-for-sale:
U.S. Government agency securities	$7,989	4.31%	$10,257	4.54%	$5,478	5.45%	$1,001	6.61%	$24,725	4.75%
Municipal securities	2,453	3.42%	—	—	—	—	1,062	4.45%	3,515	3.73%
Mortgage backed securities	—	—	2,977	3.95	1,077	4.70%	10,795	4.76%	14,849	4.59%
Corporate debt securities and other	352	4.02%	—	—	973	5.26%	490	6.51%	1,815	5.36%

	10,794	4.10%	13,234	4.41	7,528	5.32%	13,348	4.94%	44,904	4.65%
Federal Home Loan Bank stock	—	—	—	—	—	—	243	4.00%	243	4.00%
ACBB stock	—	—	—	—	—	—	75	4.00%	75	4.00%

	$10,794	4.10%	$13,234	4.41	$7,528	5.32%	$13,666	4.92%	$45,222	4.64%

Investment securities held-to-maturity:
U.S. Government agency securities	$1,000	3.10%	$—	—	$—	—	$—	—	$1,000	3.10%
Municipal securities	—	—	—	—	1,176	3.46%	3,660	4.21%	4,836	4.03%
Corporate debt securities and other	—	—	—	—	—	—	1,796	6.14%	1,796	6.14%

	$1,000	3.10%	$—	—	$1,176	3.46%	$5,456	4.85%	$7,632	4.41%

 Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$99,994	24.0%	$55,480	25.6%	$44,128	25.1%
Real estate-construction	112,088	26.8%	42,657	19.7%	27,631	15.7%
Real estate-commercial	158,523	38.0%	97,934	45.3%	90,168	51.2%
Real estate-residential	2,477	0.6%	2,625	1.2%	318	0.2%
Consumer	44,218	10.6%	17,569	8.1%	13,673	7.7%
Other	117	0.0%	181	0.1%	150	0.1%

Total loans	$417,417	100.0%	$216,446	100.0%	$176,068	100.0%

	December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$37,628	28.1%	$27,599	26.5%
Real estate—construction	17,849	13.4%	12,439	11.9%
Real estate—commercial	66,818	49.9%	51,940	49.8%
Real estate—residential	325	0.3%	919	0.9%
Consumer	11,154	8.3%	11,269	10.8%
Other	36	0.0%	120	0.1%

Total loans	$133,810	100.0%	$104,286	100.0%

Net loans increased by $198.4 million, or 92.8%, from $213.9 million recorded at December 31, 2005 compared to $412.3 million at December 31, 2006. The growth was recorded in all loan categories except for residential real estate, which is not a core loan product of ours. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 38.0% of our total loans outstanding. These loans increased by $60.6 million, or 61.9%, to $158.5 million at December 31, 2006, compared to $97.9 million at December 31, 2005. Real estate construction loans increased by $69.4 million, or 162.5%, to $112.1 million at December 31, 2006, and comprised 26.8% of our total loans outstanding. Commercial and industrial loans increased $44.5 million to $100.0 million at year-end 2006 compared to $55.5 million at year-end 2005, an increase of 80.2% and comprised 24.0% of our portfolio. Consumer loans increased by $26.6 million, or 151.1%, to $44.2 million at December 31, 2006 compared to $17.6 million at December 31, 2005, and comprised 10.6% of our 2006 loan portfolio.

The increases in the loan portfolio categories are largely the result of the acquisition of Town Bank, which had $137.3 million of loans outstanding at March 31, 2006, the date of acquisition.

The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans which have fixed and variable rates as of December 31, 2006.

(in thousands)
As of December 31, 2006	Due within 1 year	Due 1–5 years	Due after 5 years	Total
Commercial and industrial	$53,391	$28,851	$17,752	$99,994
Real estate—construction	68,911	32,934	10,243	112,088
Real estate—commercial	756	12,114	145,653	158,523

Total	$123,058	$73,899	$173,648	$370,605

Fixed rate loans	$12,045	$40,577	$36,190	$88,812
Variable rate loans	111,013	33,322	137,458	281,793

Total	$123,058	$73,899	$173,648	$370,605

Asset Quality

 Non-Performing Loans

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more, or have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At December 31, 2006 and 2005, the Company had no non-accrual loans. At December 31, 2004 and 2003, we had a $94,000 non-accrual loan and no non-accrual loans at December 31, 2002. The Company had no loans past due 90 days or more and still accruing, no restructured loans and no other real estate owned at December 31, 2006, 2005, 2004, 2003 and 2002.

 Potential Problem Loans (“Watch List”)

The Company maintains a list of loans where management has identified problems which potentially could cause such loans to be placed on non-accrual status in future periods. Loans on this watch list are subject to heightened scrutiny and more frequent review by management. The balance of watch list loans at December 31, 2006 totaled approximately $17.4 million.

 Allowance for Loan Losses

The following table summarizes our allowance for loan losses for each of the five years ended December 31, 2006.

	Years ended December 31,
	2006	2005	2004
	(in thousands, except percentages)
Balance at beginning of year	$2,380	$1,927	$1,469
Acquisition of Town Bank	1,536	—	—
Provision charged to expense	649	453	458
Loans recovered. net	2	—	—

Balance of allowance at end of year	$4,567	$2,380	$1,927

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%
Balance of allowance at period-end as a percent of loans at year-end	1.10%	1.10%	1.10%
Ratio of allowance at period-end to non-performing loans	—	—	2,050.00%

	Years ended December 31,
	2003	2002
	(in thousands, except percentages)
Balance at beginning of year	$1,147	$657
Provision charged to expense	322	491
Charge-offs, net	—	(1)
Balance of allowance at end of year	$1,469	$1,147

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%

Balance of allowance at period-end as a percent of loans at year-end	1.10%	1.10%

Ratio of allowance at period-end to non-performing loans	1,562.77%	—%

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside independent loan review auditors, by our Directors Loan Committee, and by the board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be un-collectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

 Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans at December 31, 2006, 2005, 2004, 2003 and 2002 (dollars in thousands).

	December 31,
	2006			2005			2004
	Amount	Percent of		Amount	Percent of		Amount	Percent of
		Allowance to total allowance	Loans to total loans		Allowance to total allowance	Loans to total loans		Allowance to total allowance	Loans to total loans
Balance applicable to
Commercial and industrial	$1,297	28.4%	24.0%	$703	29.5%	25.6%	$569	29.5%	25.1%
Real estate—construction	1,241	27.1%	26.8%	499	21.0%	19.7%	300	15.5%	15.7%
Real estate—commercial	1,665	36.5%	38.0%	1,005	42.2%	45.3%	938	48.7%	51.2%
Real estate— residential	18	0.4%	0.6%	21	0.9%	1.2%	3	0.2%	0.2%
Consumer	346	7.6%	10.6%	152	6.4%	8.1%	117	6.1%	7.7%
Other	—	0.0%	0.0%	—	0.0%	0.1%	—	0.0%	0.1%

Total	$4,567	100.0%	100.0%	$2,380	100.0%	100.0%	$1,927	100.0%	100.0%

	December 31,
	2003			2002
	Amount	Percent of		Amount	Percent of
		Allowance to total allowance	Loans to total loans		Allowance to total allowance	Loans to total loans
Balance applicable to

Commercial and industrial	$484	32.9%	28.1%	$360	31.4%	26.5%
Real estate—construction	194	13.2%	13.4%	137	11.9%	11.9%
Real estate—commercial	693	47.2%	49.9%	545	47.5%	49.8%
Real estate— residential	3	0.2%	0.3%	8	0.7%	0.9%
Consumer	95	6.5%	8.3%	97	8.5%	10.8%
Other	—	0.0%	0.0%	—	0.0%	0.1%

Total	$1,469	100.0%	100.0%	$1,147	100.0%	100.0%

Bank-Owned Life Insurance

During 2004, we invested in $3.5 million of bank-owned life insurance as a source of funding for employee benefit expenses, primarily for the Company’s Salary Continuation Plan for certain directors and executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Expenses related to the plan were approximately $143,000, $143,000, and $23,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers. We are the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of income.

Premises and Equipment

Premises and equipment totaled $5.2 million and $2.4 million at December 31, 2006 and 2005, respectively. The $2.8 million, or 116.7% increase in our investment in premises and equipment in 2006 over 2005 was due primarily to the acquisition of Town Bank, which had $2.5 million of recorded investment in premises and equipment at March 31, 2006.

 Deposits

Deposits are the primary source of funds used by us in lending and for general corporate purposes. The level of deposit liabilities may vary significantly and are dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. Our deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area. We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in our market area but not necessarily offering the highest rate. The deposit growth experienced since our inception was primarily due to the expansion and maturation of our branch system. We also generated significant increases in our deposit and customer base through promotional activities at our branches, which were targeted to gain market penetration as we expanded our branch office network. During 2006, we acquired Town Bank, which had $160.8 million of deposits at March 31, 2006.

One of our primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Total deposits increased $205.5 million, or 86.9% from December 31, 2005, to the December 31, 2006 of $441.9 million. Excluding Town Bank deposits acquired, deposits increased $44.7 million in 2006.

Core deposits at December 31, 2006 accounted for 73.7% of total deposits compared to 86.7% at December 31, 2005. During 2006, we marketed a certificate of deposit program in our local market area for the purpose of increasing deposits to fund the loan portfolio. This program accounted for the decline in the core deposit ratio.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,
(dollars in thousands)	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$69,909	0.00%	$48,754	0.00%	$39,522	0.00%
Interest-bearing demand (NOW)	38,174	1.93%	28,148	1.09%	24,507	0.60%
Savings deposits	40,851	2.31%	58,649	2.27%	62,637	2.10%
Money Market Deposits	60,400	3.37%	32,415	1.89%	34,554	1.46%
Time deposits	173,310	4.67%	48,243	3.06%	21,680	2.06%

Total	$382,644	3.09%	$216,209	1.72%	$182,900	1.32%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2006 (in thousands).

December 31, 2006
Due in three months or less	$65,243
Due over three months through twelve months	48,382
Due over one year through three years	2,442
Due over three years	228

Total certificates of deposit $100,000 and over	$116,295

Short-Term Borrowings

The Banks have unsecured lines of credit totaling $12,000,000 with another financial institution that bears interest at a variable rate and is renewed annually. There were no borrowings under these lines of credit at December 31, 2006 and 2005. Two River also has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $57,000,000. There were no borrowings from the Federal Home Loan Bank at December 31, 2006. Short-term borrowings were $300,000 at December 31, 2006. Advances from the Federal Home Loan Bank are secured by qualifying assets of Two River.

Short-term borrowings consist of federal funds purchased and short-term borrowings from the Federal Home Loan Bank and are summarized as following.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Short-term borrowings:
Balance at year-end	$—	$1,514	$5,000
Average during the year	2,615	5,292	398
Maximum month-end balance	6,894	8,503	8,078
Weighted average rate during the year	5.39%	3.27%	1.29%
Weighted average rate at December 31	—%	4.04%	2.44%

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities.

Repurchase agreements are summarized as following.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Repurchase agreements:
Balance at year-end	$7,802	$5,197	$7,761
Average during the year	8,814	7,865	7,581
Maximum month-end balance	12,216	9,801	9,549
Weighted average rate during the year	3.33%	1.94%	1.53%
Weighted average rate at December 31	3.71%	2.48%	1.54%

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of an institution’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors. Our liquidity needs are primarily met by cash on hand, federal funds sold, maturing investment securities and short-term borrowings on a temporary basis. We invest the funds not needed to meet our cash requirements in overnight federal funds sold. With adequate deposit inflows over the past year coupled with the above mentioned cash resources, and the acquisition of Town Bank, we believe the level of short-term assets are adequate.

 Contractual Obligations

In the normal course of business we become party to various outstanding contractual obligations that will require future cash outflows. The following table sets forth our contractual obligations outstanding as of December 31, 2006:

(in thousands)	Total	Within one year	One to three years	Four to five years	After five years
As of December 31, 2006
Minimum annual rentals on noncancellable operating	$6,207	$685	$1,371	$949	$3,202
Remaining contractual maturities of time deposits	221,650	214,390	6,227	1,033	—
Non-qualified Salary Continuation Plan	3,075	—	30	60	2,985

	$230,932	$215,075	$7,628	$2,042	$6,187

Off-Balance Sheet Arrangements

Our financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2006:

December 31, 2006
Commercial lines of credit	$51,138
One-to-four family residential lines of credit	28,543
Commitments to grant commercial and construction loans secured by real estate	34,500
Commercial letters of credit	4,192

$118,373

Capital

Our shareholders’ equity increased by $44.5 million or 187.0% to $68.3 million at December 31, 2006 compared to $23.8 million at December 31, 2005. The primary reason for this increase was the acquisition of Town Bank effective April 1, 2006 which accounted for $40.3 million of the increase. Net income recorded during 2006 further increased equity by $3.7 million. Also contributing to the increase was $278 thousand attributable to the exercised stock options. Further increasing stockholders’ equity was $276,000 in increased other comprehensive income which resulted from unrealized gains in our available-for-sale investment securities portfolio.

Capital Resources

The Bank subsidiaries are required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve balance was $525,000 at December 31, 2006.

The Company (on a consolidated basis) and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2006 that the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the bank subsidiaries met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Community Partners (on a consolidated basis) and its bank subsidiaries’ actual capital amounts and ratios at December 31, 2006 and 2005 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Community Partners Bancorp	$46,636	10.73%	$ >34,771	>8.00%	$ NA	N/A
Two River Community Bank	29,021	10.54%	>22,027	>8.00%	>27,534	>10.00%
The Town Bank	18,062	11.29%	>12,799	>8.00%	>15,998	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	42,069	9.68%	>17,384	>4.00%	N/A	N/A
Two River Community Bank	26,300	9.55%	>11,015	>4.00%	>16,524	>6.00%
The Town Bank	16,215	10.14%	>6,396	>4.00%	>9,595	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	42,069	8.52%	>19,751	>4.00%	N/A	N/A
Two River Community Bank	26,300	8.41%	>12,509	>4.00%	>15,636	>5.00%
The Town Bank	16,215	8.94%	>7,255	>4.00%	>9,069	>5.00%

As of December 31, 2005
Total capital (to risk-weighted assets)
Two River Community Bank	$26,716	11.40%	$ >18,751	>8.00%	$ >23,440	>10.00%
Tier 1 capital (to risk-weighted assets)
Two River Community Bank	24,336	10.38%	> 9,376	>4.00%	>14,064	>6.00%
Tier 1 capital (to average assets)
Two River Community Bank	24,336	9.16%	>10,627	>4.00%	>13,286	>5.00%

The Banks are subject to certain legal and regulatory limitations on the amount of dividends that they may declare without prior regulatory approval. No dividends were paid by the subsidiaries during 2006. Under Federal Reserve regulations, the bank subsidiaries are limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

The prompt corrective action regulations define specific capital categories based upon an institution’s capital ratios. The capital categories in descending order are “well capitalized”, “adequately capitalized”, “under capitalized”, “significantly undercapitalized”, and “critically undercapitalized.” Institutions categorized as “undercapitalized” or lower are subject to certain restrictions, not able to pay dividends and management fees, restricted on asset growth and executive compensation and also are subject to increased supervisory monitoring, among other matters. The regulators may impose other restrictions. Once an institution becomes “critically undercapitalized” it must be placed in receivership or conservatorship within 90 days. To be considered “adequately capitalized,” an institution must generally have Tier 1 capital to total asset ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risked based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio, Tier 1 capital, net of all intangibles, to tangible capital of 2% or less.

Under the risk based capital guideline regulations, a banking organization’s assets and certain off balance sheet items are classified into categories, with the least capital required for the category deemed to have the least risk, and the most capital required for the category deemed to have the most risk. Under current regulations, banking organizations are required to maintain total capital of 8.00% of risk weighted assets, of which 4.00% must be in core or Tier 1 capital.

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

At December 31, 2006, we maintained a one-year positive cumulative gap of 10.9% of total assets, or $56.6 million, which is within the Company’s board of directors’ approved guidelines.

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

The Company’s Asset Liability Committee policy has established that interest rate sensitivity will be considered acceptable if the change in net interest income is within 10.00% of net interest income from the unchanged interest rate scenario over a twelve month time horizon.

At December 31, 2006, the Company’s income simulation model indicates the level of interest rate risk as presented below.

	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar risk	Percent of risk	Dollar risk	Percent of risk
Twelve month horizon:
Net interest income	$(890)	-4.37%	$1,123	5.52%

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by Management. At December 31, 2006 and 2005, the Company’s variance in the EVPE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the Company’s negative 3% guideline, as shown in the tables below.

The market capitalization of the Company should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions. Calculated core deposit premiums may be less than what is available in an outright sale. The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

Market Risk Analysis

December 31, 2006

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$ 66,939	$ 68,702	$ 62,587
Change	(1,380)	383	(5,732)
Change as a % of assets	-0.3%	0.1%	-1.1%

December 31, 2005

Change in Interest Rates	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$ 22,957	$ 24,859	$ 18,800
Change	(810)	1,093	(4,967)
Change as a % of assets	-0.3%	0.4%	-1.9%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item 7A is provided on page 42 hereof under the heading “Interest Rate Sensitivity.”

 Item 8. Financial Statements and Supplementary Data.

Reference is made to Item 15(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided on pages F-1 through F-35 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officers have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because the Company is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Company is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Under current rules, because the Company is neither a “large accelerated filer” nor an “accelerated filer”, the Company is not required to provide management’s report on internal control over financial reporting until the Company files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Company files its annual report for 2008. The Company currently expects to comply with these requirements at such time as the Company is required to do so.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the captions “Stock Ownership of Management and Principal Shareholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Certain Transactions With Management.”

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements of Community Partners Bancorp

Reports of independent registered public accounting firm

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Income – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits

Exhibit No.			Description
2

Agreement and Plan of Acquisition, dated as of August 16, 2005, among the Registrant, Two River Community Bank, and The Town Bank (incorporated by reference to Annex A to the Joint Proxy Statement-Prospectus included in the Registrant’s Registration Statement on Form S-4/A filed with the SEC on February 8, 2006 (the “February S-4/A”))

3	(i)

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 the Community Partners Bancorp Registration Statement on Form S-4 filed with the SEC on November 10, 2005 (the “S-4”))

3	(ii)		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the S-4)
4.1

Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on January 6, 2006 (the “January S-4/A”))

4.2			Warrant Agreement, dated as of June 28, 2004, by and between Two River Community Bank and Registrar and Transfer Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the S-4)
10.1

Form of Shareholder Agreement, dated as of August 16, 2005, by and between Two River Community Bank and each director of Town Bank, in their capacities as shareholders of The Town Bank (incorporated by reference to Exhibit A to Annex A to the Joint Proxy Statement-Prospectus included in the February S-4/A)

10.2		#

Form of Affiliate Agreement by and between the Registrant and certain affiliates of each of Two River Community Bank and of The Town Bank (incorporated by reference to Exhibit B to Annex A to the Joint Proxy Statement-Prospectus included in the February S-4/A)

10.3		#

Form of Change in Control Agreement between Two River Community Bank and each of Barry B. Davall, William D. Moss, Michael J. Gormley, Antha J. Stephens, and Alan B. Turner (incorporated by reference to Exhibit 10.3 to the S-4)

10.4		#	Supplemental Executive Retirement Agreement, dated January 1, 2005, between Two River Community Bank and Barry B. Davall (incorporated by reference to Exhibit 10.4 to the S-4)
10.5		#	Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the S-4)

Exhibit No.		Description
10.6	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.6 to the S-4)
10.7	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Antha Stephens (incorporated by reference to Exhibit 10.7 to the S-4)
10.8	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.8 to the S-4)
10.9	#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)
10.10	#	Two River Community Bank 2003 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)
10.11	#	Two River Community Bank 2001 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.11 to the S-4)
10.12	#	Two River Community Bank 2001 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the S-4)
10.13

Services agreement between Two River Community Bank and Phoenix International Ltd., Inc. dated November 18, 1999, and subsequent amendment #1 dated February 1, 2005 (incorporated by reference to Exhibit 10.24 to the S-4)

10.14		Services agreement between Two River Community Bank and Online Resources Corporation/Quotien, dated March 17, 2003 (incorporated by reference to Exhibit 10.25 to the S-4)
10.15	#	The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.26 to the S-4)
10.16	#	The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.27 to the S-4)
10.17	#	The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.28 to the S-4)
10.18	#	The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.29 to the S-4)
10.19	#	The Town Bank 1999 Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the S-4)
10.20	#	The Town Bank 2000 Director Stock Option Plan (incorporated by reference to Exhibit 10.31 to the S-4)

Exhibit No.		Description
10.21	#	The Town Bank 2001 Director Stock Option Plan (incorporated by reference to Exhibit 10.32 to the S-4)
10.22	#

Amended and Restated Severance Agreement between The Town Bank and Edwin Wojtaszek, made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2006)

10.23	#

Amended and Restated Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2006)

10.24	#

Fifth Amendment to Severance Agreement between The Town Bank and Edwin Wojtaszek, made as of December 4, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2006)

10.25	#

Fifth Amendment to Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as of December 4, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2006)

10.26

Internet Master Services Agreement dated as of June 11, 2003 (including all addenda, schedules and exhibits, as amended from time to time) by and between The Town Bank and Aurum Technology Inc. (incorporated by reference to Exhibit 10.36 to the S-4)

10.27

Information Technology Services Agreement effective as of June 18, 2003 by and between The Town Bank and Aurum Technology Inc. d/b/a Fidelity Integrated Financial Solutions (incorporated by reference to Exhibit 10.37 to the S-4)

10.28

MAC(R) Network Participation Agreement dated as of September 20, 2000 by and between The Town Bank and Money Access Service Inc. (predecessor in interest to Star Networks Inc.) (including all addenda, schedules and exhibits, as amended from time to time) (incorporated by reference to Exhibit 10.38 to the S-4)

10.29	#

Retention Agreement dated as of December 16, 2005, by and among The Town Bank, Community Partners Bancorp and Nicholas A. Frungillo, Jr. (incorporated by reference to Exhibit 10.44 to the January S-4/A)

10.30	#

Second Amendment dated December 27, 2005 to Severance Agreement between The Town Bank and Edwin Wojtaszek, made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.46 to the January S-4/A)

10.31	#

Second Amendment dated December 27, 2005 to Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.47 to the January S-4/A)

Exhibit No.	Description
10.32	#

Second Amendment dated December 27, 2005 to Severance Agreement between The Town Bank and Nicholas A. Frungillo, Jr., made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.48 to the January S-4/A)

10.33	#	Amendment dated January 4, 2006 to The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.49 to the January S-4/A)
10.34	#	Amendment dated January 4, 2006 to The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.50 to the January S-4/A)
10.35	#	Amendment dated January 4, 2006 to The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.51 to the January S-4/A)
10.36	#	Amendment dated January 4, 2006 to The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.52 to the January S-4/A)
10.37	#	Severance Agreement between The Town Bank and Edwin Wojtaszek, made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.33 to the S-4)
10.38	#	Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.34 to the S-4)
10.39	#	Severance Agreement between The Town Bank and Nicholas A. Frungillo, Jr., made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.35 to the S-4)
21	*	Subsidiaries of the Registrant
31.1	*	Certification of Barry B. Davall, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
32	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Barry B. Davall, Chief Executive Officer of the Registrant, and Michael J. Gormley, Chief Financial Officer of the Registrant

_____________________
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

(b)	Exhibits.

Exhibits required by Section 601 of Regulation S-K (see (a) above)

(c)	Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

COMMUNITY PARTNERS BANCORP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Community Partners Bancorp

Middletown, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Allentown, Pennsylvania

March 12, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Community Partners Bancorp

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Community Partners Bancorp (parent of Two River Community Bank) for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Community Partners Bancorp referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
January 21, 2005 (except for Note lE and Note IP
            as to which the date is January 31, 2006)

Community Partners Bancorp

Consolidated Balance Sheets
	December 31,
	2006	2005
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$9,036	$5,827
Federal funds sold	6,141	-

Cash and Cash Equivalents	15,177	5,827

Securities available for sale	44,756	34,114
Securities held to maturity (fair value 2006 $7,638; 2005 $5,836)	7,632	5,841

Loans	416,904	216,327
Allowance for loan losses	(4,567)	(2,380)

Net Loans	412,337	213,947

Bank owned life insurance	3,821	3,667
Premises and equipment, net	5,248	2,390
Accrued interest receivable	2,345	973
Goodwill and other intangible assets, net of accumulated amortization of $287	26,543	-
Other assets	2,661	1,517

Total Assets	$520,520	$268,276
Liabilities and Shareholders’ Equity
LIABILITIES
Deposits:
Noninterest-bearing	$72,119	$50,301
Interest-bearing	369,799	186,148

Total Deposits	441,918	236,449

Securities sold under agreements to repurchase	7,802	5,197
Short-term borrowings	-	1,514
Accrued interest payable	587	71
Other liabilities	1,894	1,278

Total Liabilities	452,201	244,509
SHAREHOLDERS’ EQUITY
Preferred stock, no par value;6,500,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,511,582 shares issued and outstanding at December 31, 2006; $2.00 par value; authorized 10,000,000
shares; 3,936,595 shares issued and outstanding at December 31, 2005	64,728	7,873
Additional paid-in capital	-	14,310
Retained earnings	3,884	2,153
Accumulated other comprehensive loss	(293)	(569)

Total Shareholders’ Equity	68,319	23,767

Total Liabilities and Shareholders’ Equity	$520,520	$268,276

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Income
	Years Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$27,004	$13,104	$9,705
Investment securities	2,328	1,639	1,443
Federal funds sold	467	52	108

Total Interest Income	29,799	14,795	11,256
Interest Expense
Deposits	11,805	3,729	2,410
Securities sold under agreements to repurchase	293	153	116
Short-term borrowings	141	173	5

Total Interest Expense	12,239	4,055	2,531

Net Interest Income	17,560	10,740	8,725

Provision for Loan Losses	649	453	458

Net Interest Income after Provision for Loan Losses	16,911	10,287	8,267
Non-Interest Income
Service fees on deposit accounts	655	466	390
Other loan customer service fees	230	343	278
Earnings from investment in life insurance	166	167	13
Other income	435	252	139

Total Non-Interest Income	1,486	1,228	820
Non-Interest Expenses
Salaries and employee benefits	6,545	4,490	3,773
Occupancy and equipment	2,117	1,580	1,367
Professional	473	190	188
Advertising	325	288	236
Data processing	609	228	235
Insurance	232	211	217
Amortization of identifiable intangibles	287	-	-
Other operating	1,927	1,210	953

Total Non-Interest Expenses	12,515	8,197	6,969

Income before Income Taxes	5,882	3,318	2,118

Income Tax Expense	2,183	1,226	793

Net Income	$3,699	$2,092	$1,325
Earnings Per Share
Basic	$0.63	$0.52	$0.35
Diluted	$0.61	$0.49	$0.33

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Shareholders’ Equity
					Accumulated
					Other
				Retained	Compre-
			Additional	Earnings	hensive	Total
	Outstanding	Common	Paid-In	(Accumu-	Income	Shareholders’
(Dollars in Thousands)	Shares	Stock	Capital	lated Deficit)	(Loss)	Equity

Balance - December 31, 2003	3,495,989	$6,992	$7,875	$(1,264)	$(60)	$13,543

Comprehensive income:
Net income	-	-	-	1,325	-	1,325
Change in net unrealized gain (loss)
on securities available for sale, net of
reclassification adjustment and tax
effect	-	-	-	-	(117)	(117)
Total Comprehensive Income						1,208

Issuance of common stock, net of offering
expenses	400,000	800	6,232	-	-	7,032
Options exercised	7,005	14	12	-	-	26

Balance - December 31, 2004	3,902,994	7,806	14,119	61	(177)	21,809

Comprehensive income:
Net income	-	-	-	2,092	-	2,092
Change in net unrealized gain (loss)
on securities available for sale, net of
reclassification adjustment and tax
effect	-	-	-	-	(392)	(392)
Total Comprehensive Income						1,700
Options exercised	33,601	67	58	-	-	125
Tax benefit - exercised non-qualified stock
options		-	133	-	-	133
Balance - December 31, 2005	3,936,595	7,873	14,310	2,153	(569)	23,767

Comprehensive income:
Net income	-	-	-	3,699	-	3,699
Change in net unrealized gain (loss)
on securities available for sale, net of
reclassification adjustment and tax
effect	-	-	-	-	276	276
Total Comprehensive Income						3,975
Merger of Two River Community Bank:
Exchange of common stock	-	14,310	(14,310)	-	-	-
Acquisition of The Town Bank:
Issuance of common stock	2,347,675	38,173	-	-	-	38,173
Fair value of stock options	-	2,167	-	-	-	2,167
Dissenter shares acquired	(2,733)	(41)	-	-	-	(41)
Stock Dividend – 3%	189,779	1,968	-	(1,968)	-	-
Options exercised	40,266	246	-	-	-	246
Tax benefit – exercised non-qualified stock
options	-	32	-	-	-	32
Balance - December 31, 2006	6,511,582	$64,728	$-	$3,884	$(293)	$68,319

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2006	2005	2004
		(In Thousands)
Cash Flows from Operating Activities
Net income	$3,699	$2,092	$1,325
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	845	674	621
Provision for loan losses	649	453	459
Intangible amortization	287	-	-
Deferred income taxes	(265)	(42)	(182)
Net (accretion) amortization of premiums and discounts	(13)	54	72
Loss on sale of bank premises and equipment	-	5	-
Commercial loan participations originated for sale	(9,756)	(5,617)	(7,690)
Proceeds from sales of commercial loan participations	9,756	5,617	7,690
Tax benefit of options exercised	-	133	-
(Increase) decrease in assets:
Accrued interest receivable	(578)	(149)	(283)
Other assets	189	(869)	291
Increase (decrease) in liabilities:
Accrued interest payable	166	50	(32)
Other liabilities	(2,017)	354	(78)
Net Cash Provided by Operating Activities	2,962	2,755	2,193
Cash Flows from Investing Activities
Purchase of securities held to maturity	(1,796)	(2,004)	(3,825)
Purchase of securities available for sale	(12,834)	(3,284)	(19,147)
Proceeds from repayments and maturities of securities available for sale	12,553	8,401	6,313
Net increase in loans	(61,746)	(40,327)	(42,241)
Purchase of bank owned life insurance	-	-	(3,500)
Purchase of premises and equipment	(1,155)	(670)	(1,664)
Proceeds from sale of property and equipment	-	17	-
Cash acquired in acquisition	25,324	-	-
Net Cash Used in Investing Activities	(39,654)	(37,867)	(64,064)
Cash Flows from Financing Activities
Net increase in deposits	44,714	36,494	58,907
Net increase (decrease) in securities sold under agreements to repurchase	2,605	(2,564)	1,306
Net repayments on short-term borrowings	(1,514)	(3,486)	(1,784)
Net proceeds from common stock issued	-	-	7,032
Proceeds from exercise of stock options	246	125	26
Tax benefit of options exercised	32	-	-
Acquisition of dissenter shares	(41)	-	-
Net Cash Provided by Financing Activities	46,042	30,569	65,487
Net Increase (Decrease) in Cash and Cash Equivalents	9,350	(4,543)	3,616
Cash and Cash Equivalents - Beginning	5,827	10,370	6,754
Cash and Cash Equivalents - Ending	$15,177	$5,827	$10,370
Supplementary Cash Flows Information
Interest paid	$12,073	$4,005	$2,563
Income taxes paid	$2,811	$1,251	$1,114
See notes to consolidated financial statements.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Organization and Basis of Presentation

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

As the former Two River shareholders received a majority of the voting rights of the combined entity (Community Partners), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost. Accordingly, the Company’s financial statements consist of only Two River’s for the periods prior to April 1, 2006. Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition as described in Note 2. Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

B. Nature of Operations

Community Partners is a bank holding company whose principal activity is the ownership of Two River and Town Bank. Through its banking subsidiaries, the Company provides banking services to small and medium-sized businesses, professionals and individual consumers primarily in Monmouth County, New Jersey and Union County, New Jersey. The Company competes with other banking and financial institutions in its market communities.

The Company and its bank subsidiaries are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Banks’ businesses are susceptible to being affected by state and federal legislation and regulations.

C. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal material estimates that are particularly susceptible to significant change in the near term relate to: the allowance for loan losses, certain intangible assets, such as goodwill and core deposit intangible and the valuation of deferred tax assets.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

D. Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Monmouth County, New Jersey and Union County, New Jersey. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. Although the Company actively manages the diversification of its loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the local economy. The loan portfolio includes commercial real estate, which is comprised of owner occupied and investment real estate, including general office, medical, manufacturing and retail space. Construction loans, short-term in nature, comprise another portion of the portfolio, along with commercial and industrial loans. The latter includes lines of credit and equipment loans. From time to time, the Company may purchase or sell an interest in a loan from or to another lender (participation loan) in order to manage its portfolio risk. Loans purchased by the Company are typically located in central New Jersey and meet the Company’s own independent underwriting guidelines. The Company does not have any significant concentrations in any one industry or customer.

E. Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits, and federal funds sold. Generally federal funds are purchased and sold for one-day periods.

F. Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.

Securities classified as held to maturity are those securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This restricted stock is carried at cost.

G. Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

H. Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the princip al and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential, and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

I. Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company sold only commercial loan participations to other banks in the amount of $9,756,000, $5,617,000, and $7,690,000 during the years ended December 31, 2006, 2005 and 2004, respectively. No gains or losses were recognized on these participations sold. The Company had no loan participations held for sale at December 31, 2006 and 2005. The balance of participations sold to other banks that are serviced by the Company was $21,075,000 and $8,027,000 at December 31, 2006 and 2005, respectively. No servicing asset or liability has been recognized due to immateriality.

J. Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company’s wholly-owned trust on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income generated from the increase in cash surrender value of the policies is included in non-interest income on the income statement.

K. Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their estimated life or the lease term.

L. Advertising

The Company expenses advertising costs as incurred.

M. Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company and its subsidiaries file a consolidated federal income tax return.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

N. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

O. Earnings per Share

On July 18, 2006, the Company declared a 3% stock dividend on common stock outstanding payable September 1, 2006 to shareholders of record on August 18, 2006. The stock dividend resulted in the issuance of 189,779 additional common shares. All share amounts and per share data have been adjusted for the effect on the stock dividend.

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of the stock dividend. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if certain outstanding securities exercisable for common stock were exercised and converted into common stock. Potential common shares relate solely to outstanding stock options, and are determined using the treasury stock method.

P. Stock-Based Compensation

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation.” No stock-based employee compensation cost was recognized in the Company’s statements of income through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement No. 123(R) replaced Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment,” using the modified-prospective transition method. Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R). The Company had no nonvested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006.

Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the year ended December 31, 2006. Also, the Company did not adopt any new share-based compensation plans during 2006.

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was $9.98 and $8.61, respectively, as adjusted for the 3% stock dividend in 2006.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share, as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the years ended December 31, 2005 and 2004:

	2005	2004
	(In Thousands Except Per Share Data)
Net income, as reported	$2,092	$1,325
Deduct stock-based compensation expense under fair value
based method for all awards, net of related tax effects	(284)	(1,679)

Pro Forma Net Income (Loss)	$1,808	$(354)

Earnings (loss) per share – basic
As reported	$0.52	$0.35
Pro forma	$0.45	$(0.09)

Earnings (loss) per share – diluted
As reported	$0.49	$0.33
Pro forma	$0.43	$(0.09)

For purposes of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of -0-% for 2005 and 2004; 4.45%, and 4.19%, risk-free interest rate for 2005 and 2004; volatility of 41.2% and 31.9% for 2005 and 2004, respectively, and expected lives of ten years.

Q. Reclassification

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with the presentation used in the 2006 financial statements. These reclassifications had no effect on net income.

R. Goodwill and Other Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is no longer amortized but is reviewed at least annually for impairment. Other intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment at least annually utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each of its reporting units and compare it to the carrying value, including goodwill, of such reporting units. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.

The Company evaluates its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

S. Segment Reporting

The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, automated teller machine networks, and internet banking services, the Company offers a full array of commercial and retail financial services, including taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, and consumer banking operations of the Company. As such, discrete financial information is not available and segment reporting would not be meaningful.

T. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position and results of operations

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a significant effect on its consolidated financial statements.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS No. 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS No. 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement No. 123(R). The adoption of this FASB Staff Position did not have an impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a significant effect on its consolidated financial statements.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of consolidated operations or consolidated financial condition.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (EIFT) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is continuing to evaluate the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Community Partners Bancorp

Notes to Consolidated Financial Statements

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

The purchase price of Town Bank includes the value of Company common stock issued, in the amount of $38.2 million, in exchange for all the outstanding common stock of Town Bank. The value of the common shares issued was determined based on the average market price of Two River common shares two days before and two days after the date of the announcement of entry into the Plan of Acquisition, August 16, 2005. The Company also converted 160,183 Town Bank vested employee stock options into Community Partners stock options (200,229 options after the 1.25 exchange ratio) with a fair value of $2.2 million. The fair value of Community Partners options that were issued in exchange for the Town Bank options was estimated using a Black-Scholes option pricing model. The more significant assumptions used in the estimation of fair value of Community Partners stock options issued in the exchange for the Town Bank stock options include a risk-free interest rate of 4.85%, a dividend yield of 0%, a weighted average expected life of 3.5 years and volatility of 30.14%. The risk-free interest rate was based on the comparable term Treasury rate. The remaining contractual life of the options to be converted is approximately 6.5 years, therefore a weighted average expected life of 3.5 years was deemed to be reasonable. Volatility was calculated based on Two River’s share prices over the last 3.5 years. All of Town Bank’s outstanding stock options vested immediately due to the acquisition; therefore, there were no nonvested stock options that converted. In addition, options of Town Bank valued at $200 thousand were exchanged for cash under a severance agreement with one of the executives of Town Bank.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 2 – Formation of Bank Holding Company and Acquisition (Continued)

The following table summarizes the purchase price allocation of Town Bank based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At April 1, 2006
Assets:
Cash and cash equivalents	$25,324
Investment securities	13,872
Net loans	137,293
Core deposit intangible	2,106
Premises and equipment	2,548
Other assets	2,216
Total identifiable assets	183,359

Liabilities:
Total deposits	160,755
Other liabilities	5,066
Total liabilities	165,821

Net assets acquired	$17,538

The following table provides the calculation of goodwill:

	April 1, 2006
	(Dollars in thousands except per share amounts)
Purchase Price:
Town Bank common stock outstanding	1,878,140
Exchange ratio	1.25

Community Partners common stock issued	2,347,675
Average purchase price per Two River common share	$16.26
Purchase price assigned to shares exchanged		$38,173
Town Bank fractional shares exchanged for cash		2
Fair value of vested employee stock options		2,167
Cash out of vested employee stock options		200
Transaction costs		1,720
Total Purchase Price		$42,262
Net Assets Acquired:
Town Bank shareholders’ equity	$16,271
Estimated adjustments to reflect assets acquired at fair value:
Loans	(825)
Premises and equipment	639
Deferred tax assets	427
Identifiable intangibles – core deposit premium	2,106
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	(1,080)
Net Assets Acquired		17,538
Goodwill		$24,724

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 2 – Formation of Bank Holding Company and Acquisition (Continued)

The intangible asset and goodwill related to the acquisition are not deductible for income tax purposes.

Discussed below is certain unaudited pro forma information for the periods ended December 31, 2006 and 2005 as if Town Bank had been acquired on January 1, 2005. These results combine historical results of Town Bank into Community Partners’ consolidated statements of income. While certain adjustments have been made for the estimated impact of the application of purchase accounting, the results shown below are not necessarily indicative of what would have occurred had the merger taken place on the indicated dates (in thousands, except per share data).

	Pro Forma
(In thousands, except per share amounts)	Twelve Months Ended December 31,
	2006	2005
Net interest income	$18,759	$17,629
Other income	1,523	1,390
Net income	3,935	3,997

Basic earnings per common share	$0.61	$0.62
Diluted earnings per common share	$0.59	$0.59

The following table summarizes the impact of the (amortization)/accretion of the fair value adjustments made in connection with the combination on Community Partners consolidated results of operations for the following years (in thousands):

Projected future amounts for the years ended December 31,	Core deposit intangible		Net accretion (amortization)	Net increase (decrease) in income before taxes
2007	$	(354)	$900	$546
2008		(316)	200	(116)
2009		(278)	40	(238)
2010		(239)	21	(218)
2011		(201)	(11)	(212)
2012 and thereafter		(431)	(267)	(698)

The following methods and periods were used for the accretion/amortization of the fair value adjustments:

Loans	–	level yield method over the estimated average life of the loans.
Investment securities	–	straight line method over a two year period.
Premises	–	straight line method over thirty years.
Certificates of deposit	–	level yield method over the estimated life of the certificates.
Core deposit intangible	–	accelerated method over a ten year period.

The amortizable core deposit intangible asset related to the acquisition has a carrying value of $1,819,000 net of accumulated amortization of $287,000, as of December 31, 2006.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 3 - Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

December 31, 2006:
Securities available for sale:
U.S. Government agency securities	$24,725	$59	$(246)	$24,538
Municipal securities	3,515	23	(1)	3,537
Mortgage-backed securities	14,849	52	(367)	14,534
Corporate debt securities and others	1,815	17	(3)	1,829

	44,904	151	(617)	44,438
Federal Home Loan Bank stock	243	-	-	243
ACBB stock	75	-	-	75

	$45,222	$151	$(617)	$44,756

Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$(6)	$994
Municipal securities	4,836	30	(13)	4,853
Corporate debt securities and others	1,796	2	(7)	1,791

	$7,632	$32	$(26)	$7,638

December 31, 2005:
Securities available for sale:
U.S. Government agency securities	$19,288	$-	$(424)	$18,864
Municipal securities	1,123	21	-	1,144
Mortgage-backed securities	13,437	17	(471)	12,983
Corporate debt securities and others	845	-	(5)	840

	34,693	38	(900)	33,831
Federal Home Loan Bank stock	253	-	-	253
ACBB stock	30	-	-	30

	$34,976	$38	$(900)	$34,114

Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$(20)	$980
Municipal securities	4,841	35	(20)	4,856

	$5,841	$35	$(40)	$5,836

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 3 - Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2006, by contractual maturity, are shown. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Due in one year or less	$10,794	$10,757	$1,000	$994
Due in one year through five years	10,257	10,165	-	-
Due in five years through ten years	6,451	6,413	1,176	1,166
Due after ten years	2,553	2,569	5,456	5,478

	30,055	29,904	7,632	7,638
Mortgage-backed securities	14,849	14,534	-	-

	$44,904	$44,438	$7,632	$7,638

The Company had no sales of securities in 2006, 2005 and 2004.

Certain of the Company’s investment securities, totaling $14,211,000 and $8,944,000 at December 31, 2006 and 2005, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)

December 31, 2006:
U.S. Government agency
securities	$1,993	$(3)	$17,043	$(249)	$19,036	$(252)
Corporate debt securities	1,304	(9)	250	(1)	1,554	(10)
Municipal securities	2,551	(1)	848	(13)	3,399	(14)
Mortgage-backed securities	-	-	10,021	(367)	10,021	(367)

Total Temporarily
Impaired Securities	$5,848	$(13)	$28,162	$(630)	$34,010	$(643)

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 3 - Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)

December 31, 2005:
U.S. Government agency
securities	$5,202	$(95)	$13,642	$(349)	$18,844	$(444)
Corporate debt securities	250	(4)	490	(1)	740	(5)
Municipal securities	1,020	(9)	517	(11)	1,537	(20)
Mortgage-backed securities	4,171	(71)	7,892	(400)	12,063	(471)

Total Temporarily
Impaired Securities	$10,643	$(179)	$22,541	$(761)	$33,184	$(940)

Unrealized losses detailed above relate primarily to U.S. Government Agency and mortgage-backed securities and the decline in fair value is due only to interest rate fluctuations. The Company had 56 and 53 securities in an unrealized loss position at December 31, 2006 and 2005, respectively. The Company has the intent and ability to hold such investments until maturity or market price recovery. Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are other than temporarily impaired as of December 31, 2006 and 2005.

Note 4 - Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)

Commercial and industrial	$99,994	$55,480
Real estate - construction	112,088	42,657
Real estate - commercial	158,523	97,934
Real estate - residential	2,477	2,625
Consumer	44,218	17,569
Other	117	181

	417,417	216,446
Allowance for loan losses	(4,567)	(2,380)
Unearned fees	(513)	(119)

Net Loans	$412,337	$213,947

The Company had no loans on which the accrual of interest has been discontinued, and no loans past due 90 days or more and still accruing interest, at December 31, 2006 and 2005, respectively.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The recorded investment in impaired loans, not requiring an allowance for loan losses, was $0 and $367,000 December 31, 2006 and 2005, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $0 at December 31, 2006 and 2005. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was $0, $368,000 and $0 and the interest income recognized on these impaired loans was $0, $25,000 and $0, respectively.

Changes in the allowance for loan losses are as follows:

	2006	2005	2004
	(In Thousands)

Balance, beginning of year	$2,380	$1,927	$1,469
Acquisition of Town Bank	1,536	-	-
Provision charged to expenses	649	453	458
Loans recovered, net	2	-	-

Balance, end of year	$4,567	$2,380	$1,927

Note 5 - Bank Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are as follows:

	Estimated
	Useful Lives	2006	2005
		(In Thousands)

Land	Indefinite	$1,250	$-
Buildings	30 years	807	-
Leasehold improvements	5-15 years	2,527	2,095
Furniture, fixtures and equipment	3 - 7 years	2,635	2,085
Computer equipment and software	2 - 5 years	1,404	990
Construction in progress	-	250	-

		8,873	5,170

Less accumulated depreciation and
amortization		(3,625)	(2,780)

		$5,248	$2,390

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 6 - Deposits

The components of deposits at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)
Demand, non-interest bearing	$72,119	$50,301
Demand, interest bearing - NOW, money market and savings	148,149	111,421
Time, $100,000 and over	116,295	31,404
Time, other	105,355	43,323
	$441,918	$236,449

Included in time deposits, other, at December 31, 2005, are brokered deposits of $10,000,000. The Company had no brokered deposits at December 31, 2006.

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2007	$214,390
2008	5,201
2009	1,026
2010	819
2011	214

$221,650

Note 7 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at their safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
		(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$7,802	$5,197	$7,761
Average during the year	8,814	7,865	7,581
Maximum month-end balance	12,216	9,801	9,549
Weighted average rate during the year	3.33%	1.94%	1.53%
Weighted average rate at December 31	3.71%	2.48%	1.54%

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 8 - Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and short-term advances from the Federal Home Loan Bank. Information concerning short-term borrowings for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
		(Dollars In Thousands)

Short-term borrowings:
Balance at year-end	$-	$1,514	$5,000
Average during the year	2,615	5,292	398
Maximum month-end balance	6,894	8,503	8,078
Weighted average rate during the year	5.39%	3.27%	1.29%
Weighted average rate at December 31	-	4.04%	2.44%

The Company has unsecured lines of credit totaling $12,000,000 with another financial institution that bears interest at a variable rate and is renewed annually. There were no borrowings under these lines of credit at December 31, 2006 and 2005.

The Company has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $57,000,000. There were no borrowings from the Federal Home Loan Bank at December 31, 2006. Short-term borrowings were $300,000 at December 31, 2005. Advances from the Federal Home Loan Bank are secured by qualifying assets of Two River.

Note 9 - Shareholders’ Equity

On August 10, 2004 Two River completed a common stock offering of 400,000 units of its common stock and warrants at $18.00 per unit for $7,200,000. Gross proceeds of the offering were reduced by offering costs of $168,000. Each unit consisted of one share of common stock, par value $2.00, and one warrant to purchase one share of common stock at an exercise price of $20.50. Upon acquisition on April 1, 2006 of Two River by Community Partners, these warrants converted into warrants to purchase Community Partners common stock at the same per share exercise price. The warrants were exercisable during the period from May 1, 2006 through June 30, 2006 and expired without exercise.

Note 10 - Employee Benefit Plans

The Company maintains 401(k) plans for each of its subsidiary banks. Under the plans, all employees are eligible to contribute from 3% to a maximum of 20% of their annual salary. Annually the Company matches a percentage of employee contributions. The Company contributed $113,000, $87,000, and $66,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Each year, the Company may at its discretion elect to contribute profit sharing amounts into the Plans. For the year ended December 31, 2006, 2005, and 2004, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Salary Continuation Plan (the Plan) for certain directors and executive officers that provides for payments upon retirement, death or disability. The annual benefit is based on annual salary (as defined) and adjusted for earnings, if applicable. At December 31, 2006 and 2005, other liabilities included approximately $309,000 and $166,000, respectively, accrued under the plan. Expenses related to this Plan included in the consolidated statements of income are approximately $143,000, $143,000, and $23,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 11 - Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In Thousands)

Unrealized holding gains (losses) on available for
sale securities	$396	$(594)	$(161)
Tax effect	(120)	202	44

Net of Tax Amount	$276	$(392)	$(117)

Note 12 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
		(In Thousands)

Current	$2,072	$1,268	$975
Deferred	111	(42)	(182)

	$2,183	$1,226	$793

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of income is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(In Thousands)

Federal income tax at statutory rate	$2,000	34.0%	$1,128	34.0%	$720	34.0%
Tax exempt interest	(122)	(2.1)	(59)	(1.8)	(25)	(1.2)
Bank-owned life insurance income	(52)	(0.9)	(52)	(1.6)	-	-
State income taxes, net of federal
income tax benefit	344	5.8	173	5.2	92	4.3
Other	13	0.3	36	1.1	6	0.3

	$2,183	37.1%	$1,226	36.9%	$793	37.4%

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 12 - Federal Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets, as of December 31, 2006 and 2005, were as follows:

	2006	2005
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,084	$210
Depreciation and amortization	380	43
Deferred compensation	123	66
Unrealized loss on investment securities available for sale	170	292
Other	24	34

	1,781	645
Deferred tax liabilities:
Purchase accounting adjustments	(197)	-
Other	(20)	-

	(217)	-

Net Deferred Tax Asset	$1,564	$645

Note 13 - Earnings Per Share

	Years Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per Share Data)

Net income applicable to common stock	$3,699	$2,092	$1,325

Weighted average common shares outstanding	5,899	4,052	3,740
Effect of dilutive securities, stock options	179	200	280

Weighted average common shares outstanding used to
calculate diluted earnings per share	6,078	4,252	4,020

Basic earnings per share	$0.63	$0.52	$0.35

Diluted earnings per share	$0.61	$0.49	$0.33

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 14 - Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2022. Aggregate rent expense was $747,000, $537,000, and $477,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2006 are as follows (in thousands):

2007	$685
2008	712
2009	659
2010	519
2011	430
Thereafter	3,202

$6,207

Note 15 - Stock Option Plans

Both Two River and the Town Bank had stock option plans outstanding at the time of their acquisition by Community Partners for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. All stock options outstanding at the time of acquisition, April 1, 2006 were fully vested. In accordance with terms of the acquisition, Two River outstanding stock options were converted into options to purchase the same number of Community Partners common stock at the same per share exercise price.

Town Bank’s outstanding options were converted into options to purchase shares of common stock of Community Partners determined by multiplying the number of shares subject to the original option by the 1.25 exchange ratio, at an exercise price determined by dividing the exercise price of the original option by the 1.25 exchange ratio.

Stock options converted are subject to the same terms and conditions, including expiration date, vesting and exercise provisions that applied to the original options.

There are no shares available for grant under these prior plans. As of December 31, 2006 the Company has no share-based compensation plans outstanding.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 15 - Stock Option Plans (Continued)

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2006, 2005 and 2004, as adjusted for the 3% stock dividend in 2006:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Number of		Average	Contractual	Intrinsic
	Shares		Price	Life	Value
Options Outstanding, December 1, 2003	467,623		$7.10
Options granted	163,255		16.75
Options exercised	(7,216)		3.63
Options outstanding, December 31, 2004	623,662		9.71
Options granted	7,725		16.02
Options exercised	(34,609)		3.63
Options outstanding, December 31, 2005	596,778		10.48
Options exercised	(41,474)		5.94
Town Bank options converted	206,236		6.30
Options forfeited	(2,575)		16.75
Options outstanding, December 31, 2006	758,965		$9.57	5.89 years	$2,015,618
Options exercisable, end of year	758,965		$9.57	5.89 years	$2,015,618
Options outstanding – price range at end of year	$3.55	to
	$16.75

	$3.55	to
Options exercisable – price range at end of year	$16.75

The total intrinsic value of stock options exercised was $228,740, $400,158 and $103,949 during the years ended December 31, 2006, 2005 and 2004.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 15 - Stock Option Plans (Continued)

The following summarizes information about stock options outstanding at December 31, 2006.

			Options Outstanding

			Number	Weighted-
			Outstanding	Average
			at	Remaining	Weighted-
			December 31,	Contractual	Average
Range of Exercise Prices			2006	Life	Exercise Price

$3.55	-	$3.85	210,013	4.5 years	$3.65
$4.26	-	$4.99	48,002	6.5 years	4.64
$5.03	-	$5.92	38,169	5.5 years	5.34
$6.16	-	$6.95	36,073	3.5 years	6.22
$7.03	-	$9.40	28,545	4.0 years	7.75
$9.61	-	$13.20	212,692	6.0 years	12.31
$16.02	-	$16.75	168,405	7.7 years	16.71
$11.07	-	$11.65	17,066	7.9 years	11.62

			758,965

Note 16 - Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), were indebted to the banking subsidiaries. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Community Partners Bancorp relies on the directors and executive officers for the identification of their associates. These loans at December 31, 2006, were current as to principal and interest payments, and did not involve more than normal risk of collectibility. At December 31, 2006 and 2005, loans to related parties amounted to $16,476,000 and $8,230,000 respectively. During 2006 new loans and advances to such related parties totaled $4,477,000, repayments and other reductions aggregated $2,620,000, and $6,389,000 related party loans were acquired in the Town Bank acquisition.

A director of the bank is the principal of a company that provides leasehold improvement construction services for the Bank’s new offices. The bank paid $191,000, $143,000 and $741,000 for these construction services for the years ended December 31, 2006, 2005 and 2004 respectively. Such costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period. Construction costs incurred were comparable to similarly outfitted bank office space in the market area.

Note 17 - Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 17 - Financial Instruments with Off-Balance Sheet Risk (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit of approximately $114,181,000 and $80,023,000 at December 31, 2006 and 2005, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had standby letters of credit for customers aggregating $4,192,000 and $2,712,000 at December 31, 2006 and 2005, respectively. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,643,000 and $2,239,000 at December 31, 2006 and 2005, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued is not material as of December 31, 2006 and 2005.

Note 18 - Regulatory Matters

The bank subsidiaries are required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve balance was $525,000 at December 31, 2006.

The Company (on a consolidated basis) and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2006 that the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 18 - Regulatory Matters (Continued)

As of December 31, 2006, the bank subsidiaries met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Community Partners (on a consolidated basis) and its bank subsidiaries’ actual capital amounts and ratios at December 31, 2006 and 2005 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

									To be Well Capitalized
			For Capital Adequacy						under Prompt Corrective
	Actual		Purposes						Action Provisions
	Amount	Ratio		Amount		Ratio		Amount			Ratio
			(Dollars in Thousands)

As of December 31, 2006
Total capital (to risk-weighted assets)
Community Partners Bancorp	$46,636	10.73%	$	>	34,771	>	8.00%	$		N/A		N/A
Two River Community Bank	29,021	10.54%		>	22,027	>	8.00%		>	27,534	>	10.00%
The Town Bank	18,062	11.29%		>	12,799	>	8.00%		>	15,998	>	10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	42,069	9.68%		>	17,384	>	4.00%			N/A		N/A
Two River Community Bank	26,300	9.55%		>	11,015	>	4.00%		>	16,524	>	6.00%
The Town Bank	16,215	10.14%		>	6,396	>	4.00%		>	9,595	>	6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	42,069	8.52%		>	19,751	>	4.00%			N/A		N/A
Two River Community Bank	26,300	8.41%		>	12,509	>	4.00%		>	15,636	>	5.00%
The Town Bank	16,215	8.94%		>	7,255	>	4.00%		>	9,069	>	5.00%

As of December 31, 2005
Total capital (to risk-weighted assets)
Two River Community Bank	$26,716	11.40%	$	>	18,751	>	8.00%	$	>	23,440	>	10.00%
Tier 1 capital (to risk-weighted assets)
Two River Community Bank	24,336	10.38%		>	9,376	>	4.00%		>	14,064	>	6.00%
Tier 1 capital (to average assets)
Two River Community Bank	24,336	9.16%		>	10,627	>	4.00%		>	13,286	>	5.00%

The bank subsidiaries are subject to certain legal and regulatory limitations on the amount of dividends that they may declare without prior regulatory approval. No dividends were paid by the subsidiaries during 2006. Under Federal Reserve regulations, the bank subsidiaries are limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Note 19 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2006 and 2005:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Securities

Fair values for securities equal quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For restricted stock, the fair value is based on carrying value.

Loans Receivable

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates fair value.

Accrued Interest Payable

The carrying amount of accrued interest payable approximates fair value.

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Other Borrowed Funds

The carrying amount of securities sold under agreements to repurchase and short-term borrowings approximates fair value.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (Continued)

The estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$15,177	$15,177	$5,827	$5,827
Securities available for sale	44,756	44,756	34,114	34,114
Securities held to maturity	7,632	7,638	5,841	5,836
Loans receivable	416,904	416,894	216,327	216,959
Accrued interest receivable	2,345	2,345	973	973

Financial liabilities:
Deposits	441,918	442,062	236,449	236,103
Securities sold under agreements to repurchase	7,802	7,802	5,197	5,197
Short-term borrowings	-	-	1,514	1,514
Accrued interest payable	587	587	71	71

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding
letters of credit	-	-	-	-

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners Bancorp, is as follows:

Balance Sheet

December 31, 2006

(In Thousands)

Assets
Cash and cash equivalents	$90
Investments in subsidiaries	68,765
Other assets	482

Total assets	$69,337

Liabilities and Shareholders’ Equity
Other liabilities	$1,018
Shareholders’ equity	68,319

Total liabilities and shareholders’ equity	$69,337

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Statement of Income

Period from April 1, 2006 to December 31, 2006

(In Thousands)

Management fees from subsidiaries	$455
Other operating expenses	455

Income before undistributed income of subsidiaries	-

Equity in undistributed income of subsidiaries	3,216

Net income	$3,216

Statement of Cash Flows

Period from April 1, 2006 to December 31, 2006

(In Thousands)

Cash flows from operating activities:
Net income	$3,216
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed net income of subsidiaries	(3,216)
Other, net	90

Net cash provided by operating activities	90

Cash flows from financing activities:
Proceeds from options exercised	246
Tax benefit of options exercised	32
Acquisition of dissenter shares	(41)
Repayment of advances from subsidiaries	(237)

Net cash provided by financing activities	-

Increase in cash and cash equivalents	90

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of year	$90

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2006 and 2005, on a quarterly basis, for Community Partners Bancorp (in thousands, except per share data):

	2006
	Fourth		Second	First
	Quarter	Third Quarter	Quarter (1)	Quarter

Interest income	$8,859	$8,539	$8,072	$4,329
Interest expense	3,873	3,584	3,269	1,513

Net interest income	4,986	4,955	4,803	2,816
Provision for loan losses	112	164	257	116

Net interest after provision for loan
losses	4,874	4,791	4,546	2,700
Non-interest income	398	382	408	298
Non-interest expense	3,567	3,455	3,230	2,263

Income before income taxes	1,705	1,718	1,724	735
Income taxes	649	644	638	252

Net income	$1,056	$1,074	$1,086	$483
Net income per share:
Basic	$0.16	$0.17	$0.17	$0.12
Diluted	$0.16	$0.16	$0.16	$0.11

(1) Results beginning with the second quarter ended June 30, 2006 include the results of Town Bank.

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$4,069	$3,800	$3,574	$3,352
Interest expense	1,260	1,058	951	786

Net interest income	2,809	2,742	2,623	2,566
Provision for loan losses	140	35	136	142

Net interest after provision for
loan losses	2,669	2,707	2,487	2,424
Non-interest income	357	308	311	252
Non-interest expense	2,118	2,070	2,016	1,993

Income before income taxes	908	945	782	683
Income taxes	331	353	289	253

Net income	$577	$592	$493	$430
Net income per share:
Basic	$0.14	$0.15	$0.12	$0.11
Diluted	$0.14	$0.14	$0.12	$0.10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: April 2, 2007	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ BARRY B. DAVALL	President, Chief Executive Officer and Director	April 2, 2007
Barry B. Davall	(Principal Executive Officer)

/s/ CHARLES T. PARTON	Chairman of the Board	April 2, 2007
Charles T. Parton

/s/ JOSEPH F.X. O’SULLIVAN	Vice Chairman of the Board	April 2, 2007
Joseph F.X. O’Sullivan

/s/ MICHAEL W. KOSTELNIK, JR.	Director	April 2, 2007
Michael W. Kostelnik, Jr.

/s/ FRANK J. PATOCK, JR.	Director	April 2, 2007
Frank J. Patock, Jr.

/s/ ROBERT E. GREGORY	Director	April 2, 2007
Robert E. Gregory

/s/ FREDERICK H. KURTZ	Director	April 2, 2007
Frederick H. Kurtz

/s/ JOHN J. PERRI, JR.	Director	April 2, 2007
John J. Perri, Jr.

/s/ MICHAEL J. GORMLEY	Senior Vice President and Chief Financial Officer	April 2, 2007
Michael J. Gormley	(Principal Financial Officer)

/s/ MICHAEL BIS	Controller and Chief Accounting Officer	April 2, 2007
Michael Bis	(Principal Accounting Officer)

3.	Exhibits

Exhibit No.			Description
2

Agreement and Plan of Acquisition, dated as of August 16, 2005, among the Registrant, Two River Community Bank, and The Town Bank (incorporated by reference to Annex A to the Joint Proxy Statement-Prospectus included in the Registrant’s Registration Statement on Form S-4/A filed with the SEC on February 8, 2006 (the “February S-4/A”))

3	(i)

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 the Community Partners Bancorp Registration Statement on Form S-4 filed with the SEC on November 10, 2005 (the “S-4”))

3	(ii)		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the S-4)
4.1

Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on January 6, 2006 (the “January S-4/A”))

4.2			Warrant Agreement, dated as of June 28, 2004, by and between Two River Community Bank and Registrar and Transfer Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the S-4)
10.1

Form of Shareholder Agreement, dated as of August 16, 2005, by and between Two River Community Bank and each director of Town Bank, in their capacities as shareholders of The Town Bank (incorporated by reference to Exhibit A to Annex A to the Joint Proxy Statement-Prospectus included in the February S-4/A)

10.2		#

Form of Affiliate Agreement by and between the Registrant and certain affiliates of each of Two River Community Bank and of The Town Bank (incorporated by reference to Exhibit B to Annex A to the Joint Proxy Statement-Prospectus included in the February S-4/A)

10.3		#

Form of Change in Control Agreement between Two River Community Bank and each of Barry B. Davall, William D. Moss, Michael J. Gormley, Antha J. Stephens, and Alan B. Turner (incorporated by reference to Exhibit 10.3 to the S-4)

10.4		#	Supplemental Executive Retirement Agreement, dated January 1, 2005, between Two River Community Bank and Barry B. Davall (incorporated by reference to Exhibit 10.4 to the S-4)
10.5		#	Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the S-4)
10.6		#	Supplemental Executive Retirement Agreement between Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.6 to the S-4)

Exhibit No.		Description
10.7	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Antha Stephens (incorporated by reference to Exhibit 10.7 to the S-4)
10.8	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.8 to the S-4)
10.9	#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)
10.10	#	Two River Community Bank 2003 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)
10.11	#	Two River Community Bank 2001 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.11 to the S-4)
10.12	#	Two River Community Bank 2001 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the S-4)
10.13

Services agreement between Two River Community Bank and Phoenix International Ltd., Inc. dated November 18, 1999, and subsequent amendment #1 dated February 1, 2005 (incorporated by reference to Exhibit 10.24 to the S-4)

10.14		Services agreement between Two River Community Bank and Online Resources Corporation/Quotien, dated March 17, 2003 (incorporated by reference to Exhibit 10.25 to the S-4)
10.15	#	The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.26 to the S-4)
10.16	#	The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.27 to the S-4)
10.17	#	The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.28 to the S-4)
10.18	#	The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.29 to the S-4)
10.19	#	The Town Bank 1999 Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the S-4)
10.20	#	The Town Bank 2000 Director Stock Option Plan (incorporated by reference to Exhibit 10.31 to the S-4)
10.21	#	The Town Bank 2001 Director Stock Option Plan (incorporated by reference to Exhibit 10.32 to the S-4)

Exhibit No.		Description
10.22	#

Amended and Restated Severance Agreement between The Town Bank and Edwin Wojtaszek, made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2006)

10.23	#

Amended and Restated Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2006)

10.24	#

Fifth Amendment to Severance Agreement between The Town Bank and Edwin Wojtaszek, made as of December 4, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2006)

10.25	#

Fifth Amendment to Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as of December 4, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2006)

10.26

Internet Master Services Agreement dated as of June 11, 2003 (including all addenda, schedules and exhibits, as amended from time to time) by and between The Town Bank and Aurum Technology Inc. (incorporated by reference to Exhibit 10.36 to the S-4)

10.27

Information Technology Services Agreement effective as of June 18, 2003 by and between The Town Bank and Aurum Technology Inc. d/b/a Fidelity Integrated Financial Solutions (incorporated by reference to Exhibit 10.37 to the S-4)

10.28

MAC(R) Network Participation Agreement dated as of September 20, 2000 by and between The Town Bank and Money Access Service Inc. (predecessor in interest to Star Networks Inc.) (including all addenda, schedules and exhibits, as amended from time to time) (incorporated by reference to Exhibit 10.38 to the S-4)

10.29	#

Retention Agreement dated as of December 16, 2005, by and among The Town Bank, Community Partners Bancorp and Nicholas A. Frungillo, Jr. (incorporated by reference to Exhibit 10.44 to the January S-4/A)

10.30	#

Second Amendment dated December 27, 2005 to Severance Agreement between The Town Bank and Edwin Wojtaszek, made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.46 to the January S-4/A)

10.31	#

Second Amendment dated December 27, 2005 to Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.47 to the January S-4/A)

Exhibit No.	Description
10.32	#

Second Amendment dated December 27, 2005 to Severance Agreement between The Town Bank and Nicholas A. Frungillo, Jr., made as of December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.48 to the January S-4/A)

10.33	#	Amendment dated January 4, 2006 to The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.49 to the January S-4/A)
10.34	#	Amendment dated January 4, 2006 to The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.50 to the January S-4/A)
10.35	#	Amendment dated January 4, 2006 to The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.51 to the January S-4/A)
10.36	#	Amendment dated January 4, 2006 to The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.52 to the January S-4/A)
10.37	#	Severance Agreement between The Town Bank and Edwin Wojtaszek, made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.33 to the S-4)
10.38	#	Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.34 to the S-4)
10.39	#	Severance Agreement between The Town Bank and Nicholas A. Frungillo, Jr., made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.35 to the S-4)
21	*	Subsidiaries of the Registrant
31.1	*	Certification of Barry B. Davall, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
32	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Barry B. Davall, Chief Executive Officer of the Registrant, and Michael J. Gormley, Chief Financial Officer of the Registrant

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.