Form 10-Q
period 2007-03-31
Community Partners Bancorp
filed 2007-05-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, there were 6,520,023 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1

Consolidated Statements of Income (unaudited) for the three months ended March 31, 2007 and 2006	2

Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2007 and 2006	3

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 6.	Exhibits	29

SIGNATURES	30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY PARTNERS BANCORP CONSOLIDATED BALANCE SHEETS March 31, 2007 (Unaudited) and December 31, 2006 (In thousands, except share data)
		(Unaudited)
		March 31,	December 31,
		2007	2006
ASSETS
Cash and due from banks		$9,386	$9,036
Federal funds sold		31,120	6,141

Cash and cash equivalents		40,506	15,177

Securities available-for-sale		51,582	44,756
Securities held-to-maturity (fair value of $6,668 and $7,638 at March 31, 2007 and December 31, 2006, respectively)		6,631	7,632

Loans		417,737	416,904
Allowance for loan losses		(4,623)	(4,567)

Net loans		413,114	412,337

Bank-owned life insurance		3,852	3,821
Premises and equipment, net		5,060	5,248
Accrued interest receivable		2,237	2,345
Goodwill and other intangible assets, net of accumulated amortization of $383 and $287 at March 31, 2007 and December 31, 2006, respectively		26,447	26,543
Other assets		2,665	2,661

TOTAL ASSETS		$552,094	$520,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing		$87,076	$72,119
Interest bearing		378,517	369,799

Total deposits		465,593	441,918

Securities sold under agreements to repurchase		14,256	7,802
Short-term borrowings		161	-
Accrued interest payable		511	587
Other liabilities		2,295	1,894

Total liabilities		482,816	452,201

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding		-	-
Common stock, no par value; 25,000,000 shares authorized; 6,511,582 shares issued and outstanding		64,728	64,728
Retained earnings		4,785	3,884
Accumulated other comprehensive loss		(235)	(293)

Total shareholders’ equity		69,278	68,319

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$	$ 552,094	$520,520

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP CONSOLIDATED STATEMENTS OF INCOME (Unaudited) For the Three Months Ended March 31, 2007 and 2006 (In thousands, except per share data)
	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Loans, including fees	$8,105	$3,860
Investment securities	673	443
Federal funds sold	169	26
Total Interest Income	8,947	4,329
INTEREST EXPENSE:
Deposits	3,944	1,446
Securities sold under agreements to repurchase	99	45
Short-term borrowings	-	22
Total Interest Expense	4,043	1,513
Net Interest Income	4,904	2,816
PROVISION FOR LOAN LOSSES	56	116
Net Interest Income after Provision for Loan Losses	4,848	2,700
NON-INTEREST INCOME:
Service fees on deposit accounts	143	110
Other loan customer service fees	91	67
Earnings from investment in life insurance	31	38
Other income	135	83
Total Non-Interest Income	400	298
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,932	1,222
Occupancy and equipment	674	412
Professional	179	54
Insurance	127	50
Advertising	105	75
Data processing	147	55
Outside services fees	107	87
Amortization of identifiable intangibles	96	-
Other operating	442	308
Total Non-Interest Expenses	3,809	2,263

Income before Income Taxes	1,439	735
INCOME TAX EXPENSE	538	252

Net Income	$901	$483

EARNINGS PER SHARE:
Basic	$0.14	$0.12
Diluted	$0.13	$0.11
Weighted average shares outstanding (in thousands):
Basic	6,512	4,055
Diluted	6,679	4,211

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) For the Three Months Ended March 31, 2007 and 2006 (Dollars in thousands)
					Accumulated
			Additional		Other	Total
	Outstanding	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2006	6,511,582	$ 64,728	$ -	$ 3,884	$ (293)	$ 68,319

Comprehensive income:
Net income	-	-	-	901	-	901
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	58	58

Total comprehensive income						959

Balance, March 31, 2007	6,511,582	$ 64,728	$ -	$ 4,785	$ (235)	$ 69,278

Balance December 31, 2005	3,936,595	$ 7,873	$ 14,310	$ 2,153	$ (569)	$ 23,767

Comprehensive income:
Net income	-	-	-	483	-	483
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	(54)	(54)

Total comprehensive income						429

Balance, March 31, 2006	3,936,595	$ 7,873	$ 14,310	$ 2,636	$ (623)	$ 24,196

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Three Months Ended March 31, 2007 and 2006
	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$901	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255	166
Provision for loan losses	56	116
Intangible amortization	96	-
Net (accretion) amortization of securities premiums and discounts	(10)	8
Net increase in investment in life insurance	(31)	(38)
Commercial loan participations originated for sale	(2,434)	(992)
Proceeds from sales of commercial loan participations	2,434	992
(Increase) decrease in assets:
Accrued interest receivable	108	(53)
Other assets	(37)	(433)
Increase (decrease) in liabilities:
Accrued interest payable	(76)	111
Other liabilities	401	138
Net cash provided by operating activities	1,663	498

Cash flows from investing activities:
Purchase of securities available for sale	(11,495)	(3,308)
Proceeds from repayments and maturities of securities held to maturity	1,000	-
Proceeds from repayments and maturities of securities available for sale	4,771	597
Net increase in loans	(833)	(11,512)
Purchases of premises and equipment	(67)	(100)
Net cash used in investing activities	(6,624)	(14,323)

Cash flows from financing activities:
Net increase in deposits	23,675	15,356
Net increase in securities sold under agreements to repurchase	6,454	2,661
Net increase (decrease) in short-term borrowings	161	(64)
Net cash provided by financing activities	30,290	17,953

Net increase in cash and cash equivalents	25,329	4,128
Cash and cash equivalents – beginning	15,177	5,827

Cash and cash equivalents - ending	$40,506	$9,955

Supplementary cash flow information:
Interest paid	$4,119	$1,402
Income taxes paid	$225	$125

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

This Quarterly Report on Form 10-Q contains the unaudited interim consolidated financial statements of Community Partners for the three months ended March 31, 2007. As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost. Accordingly, the Company’s financial statements consist of only Two River’s for the periods prior to April 1, 2006. Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition. Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

Because the reported earnings for the Company prior to April 1, 2006 do not include Town Bank, a significant portion of the increases in these categories are due to the inclusion of Town Bank in the second quarter of 2006 and prospectively, but not the prior period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

NOTE 2 – ACQUISITION

Effective April 1, 2006, the Company acquired all of the outstanding shares of Town Bank common stock for shares of the Company’s common stock valued at $38.2 million. In accordance with SFAS No. 141, “Business Combinations,” the Company used the purchase method of accounting to record this transaction. Accordingly, operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction. A detailed disclosure of this transaction is included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

Discussed below is certain unaudited pro forma information for the period ended March 31, 2006, as if Town Bank had been acquired on January 1, 2006. These results combine historical results of Town Bank into Community Partners’ consolidated statements of income. While certain adjustments have been made for the estimated impact of the application of purchase accounting, the results shown below are not necessarily indicative of what would have occurred had the acquisition taken place on the indicated dates (in thousands, except per share data).

Pro forma
Three Months Ended March 31,
2006
Net interest income	$4,015
Other income	335
Net income	719

Basic earnings per common share	$0.11
Diluted earnings per common share	$0.11

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options. Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method. All share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on July 18, 2006 and paid on September 1, 2006 to shareholders of record as of August 18, 2006.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$901	$483

Weighted average common shares outstanding	6,511,582	4,054,693
Effect of dilutive securities, stock options	167,116	156,593

Weighted average common shares outstanding used to calculate diluted earnings per share	6,678,698	4,211,286

Basic earnings per share	$0.14	$0.12
Diluted earnings per share	$0.13	$0.11

NOTE 4 - COMPREHENSIVE INCOME

The components of other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 are as follows:

		Three Months Ended March 31,
		2007	2006
		(Dollars in thousands)

Unrealized holding gains (losses) on available-for-sale securities		$91	$(81)
Less:	Reclassification adjustments for gains (losses) included in net income	-	-
		91	(81)
Tax effect		(33)	27

Net unrealized gains (losses)		$58	$(54)

NOTE 5 - STOCK BASED COMPENSATION

Both Two River and the Town Bank had stock option plans outstanding at the time of their acquisition by Community Partners for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. All stock options outstanding at the time of acquisition, April 1, 2006, were fully vested. In accordance with terms of the acquisition, Two River outstanding stock options were converted into options to purchase the same number of shares of Community Partners common stock at the same per share exercise price.

Town Bank’s outstanding options were converted into options to purchase shares of Community Partners common stock determined by multiplying the number of Town Bank shares subject to the original option by the 1.25 exchange ratio, at an exercise price determined by dividing the exercise price of the original Town Bank option by the 1.25 exchange ratio.

Stock options converted are subject to the same terms and conditions, including expiration date, vesting and exercise provisions that applied to the original options. There are no shares available for grant under these prior plans.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan), subject to shareholder approval at the Company’s annual meeting to be held May 15, 2007. The Plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, restricted stock, or such other equity incentive awards as the Committee may determine. The number of shares of common stock to be reserved and available for awards under the Plan is 750,000.

The Plan provides that the Company may grant participants stock options, restricted stock, or such other awards as the Committee may determine. Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”). Awards may be granted under the Plan to directors and employees.

Shares delivered under the Plan shall be authorized and unissued shares, or treasury shares, or partly out of each, as shall be determined by the Board. The exercise price per share purchasable under either an ISO or a NQSO shall not be less than the fair market value of a share of stock on the date of grant of the option. The Committee shall determine the vesting period and term of each option, provided, that no ISO may have a term in excess of ten years from the date of grant.

Restricted Stock is stock which is subject to certain restrictions and to a risk of forfeiture. The Committee will determine the period over which any restricted stock which is issued under the Plan will vest, and will impose such restrictions on transferability, risk of forfeiture and other restrictions as the Committee may in its discretion determine. Unless restricted by the Committee, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends with respect to that stock.

Unless otherwise provided by the Committee in the award document or subject to other applicable restrictions, in the event of a Change in Control (as defined in the Plan) all non-forfeited options and awards carrying a right to exercise that was not previously exercisable and vested shall become fully exercisable and vested as of the time of the Change in Control, and all restricted stock and awards subject to risk of forfeiture shall become fully vested.

Community Partners did not issue any stock option awards, shares of, restricted stock or any other share-based compensation awards during 2006 or during the quarter ended March 31, 2007.

Information regarding the Company’s outstanding stock options as of March 31, 2007 was as follows.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	758,965	$ 9.57
Options exercised	-	-

Options outstanding, end of quarter	758,965	$9.57	5.89 years	$1,783,863
Options exercisable, end of quarter	758,965	$9.57	5.89 years	$1,783,863
Option price range at end of quarter	$3.55 to $16.75

NOTE 6 - GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2007, the Company had $4,714,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. Management believes that the current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

NOTE 7 – STOCK DIVIDEND

On July 18, 2006, Community Partners’ Board of Directors approved a 3% stock dividend payable September 1, 2006 to shareholders of record as of August 18, 2006. All share and per share data has been retroactively adjusted to reflect this dividend.

NOTE 8 – NEW ACCOUNTING STANDARDS

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007. Corporate tax returns for the years 2003 through 2006 remain open to examination by taxing authorities.

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is continuing to evaluate the impact of this statement on its consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007, such as the changes in interest rates or in national or local economic conditions in areas in which our operations are concentrated, increased competition, rapid growth, reliance on management and other key personnel, failure to achieve sufficient operational integration between Two River and Town Bank, and other such risks. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of Community Partners Bancorp (the “Company” or “Community Partners”), which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 contains a summary of our significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Loan Losses. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact our results of operations. This critical policy and its application are periodically reviewed with our audit committee and board of directors.

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

Deferred Tax Assets and Liabilities. We recognize deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that we may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable amount.

Overview

Reported earnings and balance sheet figures of Community Partners prior to April 1, 2006 include those of Two River Community Bank (“Two River”) and do not include those of The Town Bank (“Town Bank”). Town Bank’s operations are included in reported earnings only prospectively from April 1, 2006. Current period performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for corresponding prior period, as a significant portion of the increases in reported earnings are due to the inclusion of Town Bank in the periods subsequent to March 31, 2006 but not the prior periods.

For the three months ended March 31, 2007, net interest income increased $2.1 million, or 75.0% to $4.9 million, as compared to $2.8 million for the same period in 2006. Net income rose from $483 thousand for the three months ended March 31, 2006 to $901 thousand for the three months ended March 31, 2007, an increase of $418 thousand, or 86.5%. This $418 thousand increase was the result of Town Bank's $442 thousand in net income, partially offset by $24 thousand in lower net income for Two River for the period. For the three months ended March 31, 2007, Two River experienced lower earnings when compared to the three months ended

March 31,2006 due to expenses associated with consolidating the operations of both banks. Basic and diluted earnings per share for Community Partners were $0.14 and $0.13, respectively, for the three months ended March 31, 2007 compared to $0.12 per basic share and $0.11 per diluted share for the same period in 2006.

Total assets increased to $552.1 million at March 31, 2007, compared to $520.5 million at December 31, 2006, an increase of $31.6 million, or 6.1%. The increase in total assets was the result of growth in our primary funding sources, deposits and agreements to repurchase. The growth in these funding sources was invested primarily in Federal funds sold and investment securities. The deposit growth during the first quarter of 2007 includes a short-term demand deposit in the amount of $15.6 million that was recorded on March 30, 2007 and is expected to be withdrawn during the second quarter.

Loans, net of the allowance for loan losses, totaled $413.1 million at March 31, 2007, an increase of $777 thousand, or 0.2% compared to $412.3 million at year-end December 31, 2006. The allowance for loan losses totaled $4.6 million, or 1.11% of total loans at March 31, 2007, compared to $4.6 million, or 1.10% of total loans at December 31, 2006.

Deposits increased by $23.7 million or 5.4% to $465.6 million at March 31, 2007 compared to $441.9 million at December 31, 2006. The deposit growth during the first quarter of 2007 includes a short-term demand deposit in the amount of $15.6 million that was received on March 30, 2007 and is expected to be withdrawn sometime in the second quarter.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) At or For the Three Months ended March 31, 2007	At or For the Year ended December 31, 2006

Performance Ratios:
Return on average assets	0.69%	0.82%
Return on average tangible assets	0.72%	0.85%
Return on average shareholders’ equity	5.30%	6.60%
Return on average tangible shareholders’ equity	8.61%	10.27%
Average equity to average assets	12.95%	12.38%
Average tangible equity to average tangible assets	8.39%	8.32%
Dividend payout	0.00%	0.00%

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

RESULTS OF OPERATIONS for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net Interest Income

Interest income for the three months ended March 31, 2007 increased by $4.6 million, or 107.0%, to $8.9 million, from $4.3 million in the same 2006 period. Interest and fees on loans increased by $4.2 million, or 107.7%, to $8.1 million for the three months ended March 31, 2007 compared to $3.9 million for the same 2006 period. This increase was primarily due to the acquisition of Town Bank on April 1, 2006 and to a lesser extent the growth experienced in our loan portfolio as new loan originations exceeded principal repayments. Of the $4.2 million increase in interest and fees on loans, $3.5 million is attributable to Town Bank’s interest income on loans earned for the three months ended March 31, 2007. The average balance of the loan portfolio for the three months ended March 31, 2007 increased by $195.6 million, or 88.1%, to $417.5 million from $221.9 million for the same 2006 period. The average balance of the loan portfolio for Town Bank for the three months ended March 31, 2007 represented $166.9 million of the $195.6 million increase. The average annualized yield on the loan portfolio was 7.87% for the three months ended March 31, 2007 compared to 7.06% for the three months ended March 31, 2006.

Interest income on federal funds sold and other short-term investments increased by $143 thousand, or 550.0%, from $26 thousand for the three months ended March 31, 2006, to $169 thousand for the three months ended March 31, 2007. Town Bank’s interest income on federal funds sold and other short-term investments represented $11 thousand of this $143 thousand increase. For the three months ended March 31, 2007, federal funds sold and other short-term investments had an average interest earning balance of $12.4 million with an average annualized yield of 5.52%. For the three months ended March 31, 2006, this category had average interest earning balances of $2.4 million with an average annualized yield of 4.37%. The increase in market interest rates throughout 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $673 thousand for the three months ended March 31, 2007 compared to $443 thousand for three months ended March 31, 2006. The increase in investment securities interest income was primarily attributable to growth in the portfolio during the quarter. Town Bank’s interest income on investments accounted for $152 thousand of this $240 thousand increase. For the three months ended March 31, 2007, investment securities had an average balance of $56.4 million with an average annualized yield of 4.77% compared to an average balance of $42.2 million with an average annualized yield of 4.20% for the three months ended March 31, 2006. Investment securities purchased during 2006 and 2007 generally had higher yields than those securities existing in the portfolio.

Interest expense on interest bearing liabilities amounted to $4.0 million for the three months ended March 31, 2007, compared to $1.5 million for the same 2006 period, an increase of $2.5 million, or 166.7%. Town Bank’s interest expense for the three months ended March 31, 2007 accounted for $1.7 million of this $2.5 million increase. Also, during 2006 and 2007, management employed several programs to attract new funds to the Company and retain existing deposits in order to fund the balances in the loan portfolio. These programs included promotional interest rates on interest bearing demand, savings deposits, money market deposits and certificates of deposits, in addition to expanded marketing of our agreement to repurchase securities product. The average balance of these accounts was $387.5 million for the three months ended March 31, 2007 compared to $199.9 million for the three months ended March 31, 2006, an increase of $187.6 million, or 93.8%. Town Bank’s average balance of interest bearing liabilities represented $150 million of this $187.6 million increase. For the three months ended March 31, 2007, the average interest cost for all interest bearing liabilities was 4.23% compared to 3.04% for the three months ended March 31, 2006. The acquisition of Town Bank and the overall higher level of market interest rates during 2007, along with management’s strategy to increase deposits accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold. During the first quarter of 2007 and the first quarter of 2006, we had minimal need to access our short-term borrowing lines. The Company’s strategies for increasing and retaining deposits, managing loan originations within our Company’s acceptable credit criteria and loan category concentrations, and the acquisition of Town Bank as of April 1, 2006, have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2007 increased to $10.8 million with an average rate of 3.72% compared to $7.2 million with an average rate of 2.54% during the same prior year quarter. The higher interest rates paid during 2007 resulted from overall market conditions.

Net interest income increased $2.1 million, or 75.0%, to $4.9 million for the three months ended March 31, 2007 compared to $2.8 million for the same 2006 period. Town Bank’s net interest income of $2.0 million during the three months ended March 31, 2007 accounted for the majority of the increase.

The increase in net interest income was also due to changes in interest income and interest expense described previously. The net interest margin decreased to 4.09% for the three months ended March 31, 2007 from 4.29% for the three months ended March 31, 2006. This decrease is also attributed to the changes in interest income and interest expense previously discussed.

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

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$ 12,409	$ 169	5.52%	$ 2,384	$ 26	4.37%
Investment securities	56,403	673	4.77%	42,183	443	4.20%
Loans (1) (2)	417,546	8,105	7.87%	221,874	3,860	7.06%

Total Interest Earning Assets	486,358	8,947	7.46%	266,441	4,329	6.59%

Non-Interest Earning Assets:
Allowance for loan losses	(4,592)			(2,424)
All other assets	50,431			16,008

Total Assets	$ 532,197			$ 280,025

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$ 39,990	205	2.08%	$ 29,059	110	1.53%
Savings deposits	34,675	200	2.34%	39,934	241	2.45%
Money market deposits	83,253	808	3.94%	43,064	321	3.02%
Time deposits	218,802	2,731	5.06%	80,714	774	3.89%
Repurchase agreements	10,804	99	3.72%	7,173	45	2.54%
Short-term borrowings	16	-	-	1,907	22	4.78%

Total Interest Bearing Liabilities	387,540	4,043	4.23%	201,851	1,513	3.04%

Non-Interest Bearing Liabilities:
Demand deposits	72,668			52,416
Other liabilities	3,053			1,656

Total Non-Interest Bearing Liabilities	75,721			54,072

Shareholders’ Equity	68,936			24,102

Total Liabilities and Shareholders’ Equity	$ 532,197			$ 280,025

NET INTEREST INCOME		$ 4,904			$ 2,816

NET INTEREST SPREAD (3)			3.23%			3.55%

NET INTEREST MARGIN(4)			4.09%			4.29%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended March 31, 2007
	Compared to Three Months Ended
	March 31, 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$ 108	$ 35	$ 143
Investment securities	150	80	230
Loans (net of unearned income)	3,404	841	4,245

Total Interest Income	3,662	956	4,618

Interest Paid On:
NOW deposits	41	54	95
Savings deposits	(32)	(9)	(41)
Money market deposits	299	188	487
Time deposits	1,325	632	1,957
Repurchase agreement	23	31	54
Short-term borrowings	(22)	-	(22)

Total Interest Expense	1,634	896	2,530

Net Interest Income	$ 2,028	$ 60	$ 2,088

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2007 decreased by $60 thousand, or 51.7%, to $56 thousand as compared to the same 2006 period. The decrease was attributable to lower net loan growth in the first quarter of 2007 as compared to the first quarter of 2006. In management’s opinion, the allowance for loan losses, totaling $4.6 million at March 31, 2007 is adequate to cover losses inherent in the portfolio. The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio. At March 31, 2007, the Company had no non-accrual loans and two loans totaling $133 thousand past due 90 days or more and still accruing. As a Company policy, we do not become involved in any sub-prime lending activity. The provision for loan losses amounted to $56 thousand during the three months ended March 31, 2007 due to loan originations exceeding principal pay-downs. In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture. Net loan originations were $833 thousand in the first quarter of 2007 compared to $11.5 million in the first quarter of 2006. The decrease in net loan originations is reflective of management’s credit qualification criteria and the overall difficult economic environment within our market area. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2007, non-interest income amounted to $400 thousand compared to $298 thousand for the same period one year ago. This increase of $102 thousand, or 34.2%, is primarily attributable to a higher level of new product service charges on deposits, increased ATM surcharge fees, a higher level of fees on residential mortgages originated for other institutions, the continued growth of the Company.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2007 increased $1.5 million, or 65.2%, to $3.8 million compared to $2.3 million for the same prior year period. Town Bank’s non-interest expense was $1.3 million for the three months ended March 31, 2007. The Company’s salary and employee benefits increased $710 thousand, or 58.1%, primarily as a result of the acquisition of Town Bank, which accounted for $694 thousand of the increase, and to a lessor extent, additions of staff to support the growth of the Company, higher salaries and health insurance costs. Advertising expense increased by $30 thousand, or 40.0%. Data processing fees increased by $92 thousand, or 167.3%. Occupancy and equipment expense rose by $262 thousand, or 63.6%. Professional expenses increased by $125 thousand, or 231.5%. Outside service fees increased by $20 thousand, or 23.0%. Insurance costs increased by $77 thousand, or 154.0%. Other operating expenses increased by $134 thousand, or 43.5%. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $96 thousand in costs for the first quarter of 2007. The foregoing expenses increased primarily due to the acquisition of Town Bank, and to a lesser extent the continued general business growth of the Company. We anticipate continued increases in non-interest expense for the remainder of 2007 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of the two banks and operation of the Company.

Income Taxes

The Company recorded income tax expense of $538 thousand for the three months ended March 31, 2007 compared to $252 thousand for the three months ended March 31, 2006. The increase is due to higher pre-tax income. The effective tax rate for the three months ended March 31, 2007 was 37.4% compared to 34.3% for the same 2006 period. The lower effective tax rate experienced during the first quarter of 2006 resulted from the operations of Two River’s TRCB Investment Company, a New Jersey investment management subsidiary, which is taxed at a more favorable state tax rate than available to our other banking operations. The inclusion of Town Bank’s operating income in the first quarter of 2007 accounts for the increase in the effective tax rate, as Two River has a lower effective tax rate due to its investment management subsidiary.

Financial Condition

General

Total assets increased to $552.1 million at March 31, 2007, compared to $520.5 million at December 31, 2006, an increase of $31.6 million, or 6.1%. The increase in total assets was the result of growth in our primary funding sources, deposits and securities sold under agreements to repurchase. The growth in these funding sources were invested primarily in Federal funds sold, which increased $25.0 million, or 409.8%, to $31.1 million at March 31, 2007, from $6.1 million at December 31, 2006, and investment securities, which increased $5.8 million, or 11.1%, to $58.2 million at March 31, 2007 from $52.4 million at December 31, 2006. The deposit growth during the first quarter of 2007 includes a short-term demand deposit in the amount of $15.6 million that was received on March 30, 2007 and is expected to be withdrawn sometime in the second quarter, as discussed under the heading “Overview” above.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.

Investments totaled $58.2 million at March 31, 2007 compared to $52.4 million at December 31, 2006, an increase of $5.8 million, or 11.1%. The increase in investment securities resulted primarily from growth in deposit and securities sold under agreements to repurchase in excess of our loan and Federal funds sold growth. For each of the three month periods ended March 31, 2007 and 2006, there were no sales of securities. During the three months ended March 31, 2007, the Company had $5.8 million of cash flows in proceeds from repayments and maturities of securities and purchased $11.5 million in securities. Management considers unrealized losses in the securities portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2007 or December 31, 2006.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of March 31, 2007 and December 31, 2006.

	March 31,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$ 101,521	24.3%	$ 99,994	24.0%
Real estate – construction	110,224	26.4%	112,088	26.9%
Real estate – commercial	163,369	39.1%	158,523	38.0%
Real estate – residential	2,282	0.5%	2,477	0.6%
Consumer	40,723	9.8%	44,218	10.6%
Other	78	0.0%	117	0.0%
Unearned fees	(460)	-0.1%	(513)	-0.1%
Total loans	$ 417,737	100.0%	$ 416,904	100.0%

For the three months ended March 31, 2007, loans increased by $833 thousand, or 0.2%, to $417.7 million from $416.9 million at December 31, 2006. For the first three months of 2007, our loan portfolio remained relatively consistent in volume and composition, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At March 31, 2007, the Company had no non-accrual loans, no restructured loans, and two loans totaling $133 thousand past due 90 days or more and still accruing. The two loans are well secured with 1st mortgage liens with no expectation of loss of principal or interest.

At December 31, 2006, the Company had no non-accrual loans, no loans past due 90 days or more, and no restructured loans. The Company also had no other real estate owned due to foreclosure at March 31, 2007 and December 31, 2006.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006.

	March 31,		December 31,
	2007	2006	2006
	(in thousands, except percentages)

Balance at beginning of year	$ 4,567	$ 2,380	$ 2,380
Acquisition of Town Bank	-	-	1,536
Provision charged to expense	56	116	649
Loans recovered, net	-	-	2

Balance of allowance at end of period	$ 4,623	$ 2,496	$ 4,567

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as a percent of loans at period-end	1.11%	1.10%	1.10%

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Risks within the loan portfolio are analyzed on a continuous basis by the senior management of each subsidiary bank, outside independent loan review auditors, Directors Loan Committee, and board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, senior management of each subsidiary bank further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. Although management at each subsidiary bank attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review the allowance for loan losses of each subsidiary bank. These agencies may require a subsidiary to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance. The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses. Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers. The Company is owner and beneficiary of the policies. Increases in the cash surrender value of this investment are recorded in other income in the statements of income. Bank-owned life insurance increased by $31 thousand during the first quarter of 2007 as a result of increases in the cash surrender value of this investment, which amounted to $3.9 million at March 31, 2007.

Premises and Equipment

Premises and equipment totaled $5.1 million and $5.2 million at March 31, 2007 and December 31, 2006, respectively. The decrease in the Company’s premises and equipment was due to depreciation expenses amounting to $255 thousand which was partially off-set by purchases of premises and equipment amounting to $67 thousand during the first quarter of 2007.

Intangible Assets

Intangible assets totaled $26.4 million at March 31, 2007 compared to $26.5 million at December 31, 2006. The Company’s intangible assets at March 31, 2007 were comprised of $24.7 million of goodwill and $1.7 million of core deposit intangibles, net of accumulated amortization of $383 thousand. At December 31, 2006, the Company’s intangible assets were comprised of $24.7 million of goodwill and $1.8 million of core deposit intangibles, net of accumulated amortization of $287 thousand. The goodwill and core deposit intangibles were recorded as a result of the acquisition of Town Bank at April 1, 2006.

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

At March 31, 2007, total deposits amounted to $465.6 million, reflecting an increase of $23.7 million, or 5.4%, from December 31, 2006. The deposit growth during the first quarter of 2007 includes a short-term demand deposit in the amount of $15.6 million that was deposited March 30, 2007 and is expected to be withdrawn sometime in the second quarter, as discussed under the heading “Overview” above. Increases in certificates of deposit balances, money market account balances and other interest-bearing deposit products were generated through promotional activities at its branches. Banks generally prefer to increase non-interest bearing deposits, as this lowers the institution’s costs of funds. However, due to market rate increases and competitive pressures, we have found certificates of deposit promotions and other interest-bearing deposit products, targeted to obtain new customers and new deposits, to be our most efficient and cost effective source to fund our loan growth.

Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Core deposits at March 31, 2007 accounted for 76.3% of total deposits compared to 73.7% at December 31, 2006. Excluding the $15.6 million short-term demand deposit described above, core deposits accounted for 75.4% of total deposits at March 31, 2007. During the first three months of 2007, the Company marketed deposit products other than certificates of deposits in its local market areas for the purpose of increasing deposits to fund the loan portfolio. The Company found this strategy was able to provide a more cost effective source of funding. This program accounted for the increase in the core deposit ratio.

Short-Term Borrowings

Each subsidiary bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an aggregate amount up to $12.0 million. These borrowings are priced on a daily basis. There were no borrowings under this line at March 31, 2007 and December 31, 2006. Two River also maintains secured borrowing lines with the Federal Home Loan Bank of New York in an amount of up to $57.4 million. At March 31, 2007, there were $161 thousand of borrowings under this line and at December 31, 2006, the Company had no borrowings under this line.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $14.3 million at March 31, 2007 from $7.8 million at December 31, 2006, an increase of $6.5 million, or 83.3%. The increase was due to market penetration as the Company made our customer services available company-wide to both operating subsidiaries.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of our Company’s asset and liability management structure is the level of liquidity which is available to meet the needs of our customers and requirements of creditors. The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. Each subsidiary bank invests the funds not needed to meet its cash requirements in overnight federal funds sold. With adequate deposit inflows coupled with the above mentioned cash resources, management is maintaining short-term assets which we believed to be adequate.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Commercial lines of credit	$40,315	$51,138
One-to-four family residential lines of credit	26,937	28,543
Commitments to grant commercial and construction loans secured by real-estate	22,698	34,500
Commercial and financial letters of credit	4,714	4,192

	$94,664	$118,373

Capital

Shareholders’ equity increased by approximately $1.0 million, or 1.5%, to $69.3 million at March 31, 2007 compared to $68.3 million at December 31, 2006. Net income for the three month period ended March 31, 2007 added $901 thousand to shareholders’ equity. Additionally, shareholders’ equity was further increased by $58 thousand, which resulted from unrealized gains in our available-for-sale investment securities portfolio.

The Company and each subsidiary bank are subject to various regulatory and capital requirements administered by the federal banking agencies. Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Federal Deposit Insurance Corporation (which regulates subsidiary banks), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and each subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of total capital and Tier 1 capital to risk weighted assets, and of Tier 1 Capital to average assets leverage ratio. At March 31, 2007, management believes that the Company and each subsidiary bank have met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the subsidiary banks, Two River and Town Bank, at March 31, 2007 and December 31, 2006 are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	March 31, 2007	Dec. 31, 2006	March 31, 2007	Dec. 31, 2006	March 31, 2007	Dec. 31, 2006
Community Partners	8.49%	8.52%	9.74%	9.68%	10.78%	10.73%
Two River	8.29%	8.41%	9.55%	9.55%	10.54%	10.54%
Town Bank	9.08%	8.94%	10.32%	10.14%	11.46%	11.29%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s Asset Liability Committee policy has established that interest rate sensitivity will be considered acceptable if the change in net interest income is within 10.00% of net interest income from the unchanged interest rate scenario over a 12-month time horizon.

At March 31, 2007, the income simulation model for each of our subsidiaries indicates the level of interest rate risk as presented below. At March 31, 2007, Community Partners had no assets or liabilities which would affect this analysis.

(dollars in thousands)	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
	Dollar risk	Percent of risk	Dollar risk	Percent of risk
Twelve month horizon:

Net interest income:
Two River	$ 682	5.22%	$ (526)	(4.02)%
Town Bank	$ 595	7.35%	$ (537)	(6.64)%

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

At March 31, 2007, the Company’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the Company’s negative 3% guideline, as shown in the following table.The market capitalization of the Company should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions. Calculated core deposit premiums may be less than what is available in an outright sale. The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

Market Risk Analysis

Community Partners
Change in interest rate	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$ 69,149	$ 71,240	$ 64,822
Change	$ (129)	$ 1,962	$ (4,456)
Change as a Percentage of Assets	0.0%	0.4%	-0.8%

Item 4.	Controls and Procedures.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

_____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: May 14, 2007	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)