Form 10-Q
period 2007-06-30
Community Partners Bancorp
filed 2007-08-13
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of August 1, 2007, there were 6,527,005 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX
				Page
PART I.			FINANCIAL INFORMATION

Item	1	.	Financial Statements	1

			Consolidated Balance Sheets (unaudited)
			as of June 30, 2007 and December 31, 2006	1

			Consolidated Statements of Income (unaudited)
			for the three and six months ended June 30, 2007 and 2006	2

			Consolidated Statements of Shareholders’ Equity (unaudited)
			for the six months ended June 30, 2007 and 2006	3

			Consolidated Statements of Cash Flows (unaudited)
			for the six months ended June 30, 2007 and 2006	4

			Notes to Consolidated Financial Statements (unaudited)	5

Item	2	.	Management’s Discussion and Analysis of Financial Condition and
			Results of Operations	11

Item	3	.	Quantitative and Qualitative Disclosures About Market Risk	30

Item	4	.	Controls and Procedures	33

PART II			OTHER INFORMATION	33

Item	1	A.	Risk Factors	33

Item	4	.	Submission of Matters to a Vote of Security Holders	33

Item	6	.	Exhibits	34

SIGNATURES				35

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2007 and December 31, 2006
(In thousands, except per share data)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$9,124	$9,036
Federal funds sold	31,711	6,141

Cash and cash equivalents	40,835	15,177

Securities available-for-sale	49,024	44,756
Securities held-to-maturity (fair value of $6,587 and $7,638 at June 30, 2007 and December 31, 2006, respectively)	6,631	7,632

Loans	413,158	416,904
Allowance for loan losses	(4,624)	(4,567)

Net loans	408,534	412,337

Bank-owned life insurance	3,883	3,821
Premises and equipment, net	4,883	5,248
Accrued interest receivable	2,267	2,345
Goodwill and other intangible assets, net of accumulated amortization of $469 and $287 at June 30, 2007 and December 31, 2006, respectively	26,471	26,543
Other assets	2,862	2,661

TOTAL ASSETS	$545,390	$520,520

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$77,567	$72,119
Interest bearing	379,880	369,799

Total deposits	457,447	441,918

Securities sold under agreements to repurchase	15,241	7,802
Accrued interest payable	578	587
Other liabilities	2,112	1,894

Total liabilities	475,378	452,201

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,527,005 and 6,511,582 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	64,822	64,728
Retained earnings	5,814	3,884
Accumulated other comprehensive loss	(624)	(293)

Total shareholders' equity	70,012	68,319

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$545,390	$520,520

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$8,120	$7,222	$16,225	$11,082
Investment securities	695	625	1,368	1,068
Federal funds sold	333	225	502	251
Total Interest Income	9,148	8,072	18,095	12,401
INTEREST EXPENSE:
Deposits	3,952	3,181	7,896	4,627
Securities sold under agreements to repurchase	141	70	240	115
Short-term borrowings	-	18	-	40
Total Interest Expense	4,093	3,269	8,136	4,782
Net Interest Income	5,055	4,803	9,959	7,619
PROVISION FOR LOAN LOSSES	1	257	57	373
Net Interest Income after Provision for Loan Losses	5,054	4,546	9,902	7,246
NON-INTEREST INCOME:
Service fees on deposit accounts	147	130	290	240
Other loan customer service fees	94	83	185	150
Earnings from investment in life insurance	31	42	62	83
Other income	166	153	301	233
Total Non-Interest Income	438	408	838	706
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,993	1,677	3,925	2,899
Occupancy and equipment	631	528	1,305	941
Professional	180	156	359	210
Insurance	144	51	271	101
Advertising	104	114	209	189
Data processing	113	146	260	201
Outside services fees	112	131	219	217
Amortization of identifiable intangibles	86	96	182	96
Other operating	401	331	843	639
Total Non-Interest Expenses	3,764	3,230	7,573	5,493

Income before Income Taxes	1,728	1,724	3,167	2,459
INCOME TAX EXPENSE	699	638	1,237	890

Net Income	$1,029	$1,086	$1,930	$1,569

EARNINGS PER SHARE:
Basic	$0.15	$0.16	$0.29	$0.29
Diluted	$0.15	$0.16	$0.28	$0.28

Weighted average shares outstanding (in thousands):
Basic	6,715	6,680	6,711	5,435
Diluted	6,876	6,885	6,881	5,618

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Outstanding	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2006	6,511,582	$64,728	$-	$3,884	$(293)	$68,319

Comprehensive income:
Net income	-	-	-	1,930	-	1,930
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	(331)	(331)

Total comprehensive income						1,599

Options exercised	15,423	71	-	-	-	71

Tax benefit from exercised non-qualified
stock options	-	23	-	-	-	23

Balance, June 30, 2007	6,527,005	$64,822	$-	$5,814	$(624)	$70,012

Balance December 31, 2005	3,936,595	$7,873	$14,310	$2,153	$(569)	$23,767

Comprehensive income:
Net income	-	-	-	1,569	-	1,569
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	(286)	(286)

Total comprehensive income						1,283

Merger of Two River Community Bank:
Exchange of common stock	-	14,310	(14,310)	-	-	-

Acquisition of The Town Bank:
Issuance of common stock	2,347,675	38,173	-	-	-	38,173
Fair value of stock options	-	2,167	-	-	-	2,167
Dissenter shares acquired	(2,733)	(41)	-	-	-	(41)

Options exercised	22,583	137	-	-	-	137

Balance, June 30, 2006	6,304,120	$62,619	$-	$3,722	$(855)	$65,486

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$1,930	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	470
Provision for loan losses	57	373
Intangible amortization	182	96
Net (accretion) amortization of securities premiums and discounts	(11)	17
Net increase in investment in life insurance	(62)	(77)
Commercial loan participations originated for sale	(6,021)	(1,593)
Proceeds from sales of commercial loan participations	6,021	1,593
Decrease (increase) in assets:
Accrued interest receivable	78	(230)
Other assets	(102)	(10)
(Decrease) increase in liabilities:
Accrued interest payable	(9)	186
Other liabilities	218	(5,770)
Net cash provided by (used in) operating activities	2,795	(3,376)

Cash flows from investing activities:
Purchase of securities available for sale	(14,004)	(8,569)
Proceeds from repayments and maturities of securities held to maturity	1,000	-
Proceeds from repayments and maturities of securities available for sale	9,208	4,199
Net decrease (increase) in loans	3,746	(33,505)
Purchases of premises and equipment	(149)	(324)
Net cash used in investing activities	(199)	(38,199)

Cash flows from financing activities:
Net increase in deposits	15,529	35,500
Net increase in securities sold under agreements to repurchase	7,439	3,935
Net repayments on short-term borrowings	-	(422)
Proceeds and tax benefit from exercise of stock options	94	137
Acquisition and cancellation of dissenter stock	-	(41)
Cash acquired in acquisition	-	25,324
Net cash provided by financing activities	23,062	64,433

Net increase in cash and cash equivalents	25,658	22,858
Cash and cash equivalents – beginning	15,177	5,827

Cash and cash equivalents - ending	$40,835	$28,685

Supplementary cash flow information:
Interest paid	$8,145	$4,596
Income taxes paid	$1,294	$857

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

This Quarterly Report on Form 10-Q contains the unaudited interim consolidated financial statements of Community Partners for the three and six months ended June 30, 2007. As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost.  Accordingly, the Company’s financial statements consist of only Two River’s for the periods prior to April 1, 2006.  Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition.   Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

Because the reported earnings for the Company prior to April 1, 2006 do not include Town Bank, a significant portion of the increases in these categories are due to the inclusion of Town Bank in the second quarter of 2006 and prospectively, but not the prior period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period and six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options.  Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method.  All share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on July 17, 2007 and payable August 31, 2007 to shareholders of record as of August 10, 2007.

The following table sets forth the computations of basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$1,029	$1,086	$1,930	$1,569

Weighted average common shares outstanding	6,714,729	6,679,579	6,710,851	5,434,871
Effect of dilutive securities, stock options	161,139	205,490	169,673	183,513

Weighted average common shares outstanding used to calculate diluted earnings per share	6,875,868	6,885,069	6,880,524	5,618,384

Basic earnings per share	$0.15	$0.16	$0.29	$0.29
Diluted earnings per share	$0.15	$0.16	$0.28	$0.28

NOTE 4 - COMPREHENSIVE INCOME

The components of other comprehensive income (loss) for the three months and six months ended June 30, 2007 and 2006 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2007	2006	2007	2006
		(Dollars in thousands)

Unrealized holding losses on available-for-sale securities		$(631)	$(432)	$(540)	$(513)
Less:	Reclassification adjustments for gains (losses) included in net income	-	-	-	-
		(631)	(432)	(540)	(513)
Tax effect		242	200	209	227

Net unrealized losses		$(389)	$(232)	$(331)	$(286)

NOTE 5 - STOCK BASED COMPENSATION

Both Two River and Town Bank had stock option plans outstanding at the time of their acquisition by Community Partners for the benefit of their employees and directors.  The plans provided for the granting of both incentive and non-qualified stock options.  All stock options outstanding at the time of acquisition, April 1, 2006, were fully vested.  In accordance with terms of the acquisition, Two River outstanding stock options were converted into options to purchase the same number of shares of Community Partners common stock at the same per share exercise price.

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan), subject to shareholder approval.  The Plan, which was approved at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of common stock to be reserved and available for awards under the Plan will be 772,500 after adjusting for the 3% stock dividend declared on July 17, 2007 and payable on August 31, 2007 to shareholders of record on August 10, 2007.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees.

Shares delivered under the Plan will be issued out of authorized and un-issued shares, or treasury shares, or partly out of each, as determined by the Board.  The exercise price per share purchasable under either an ISO or a NQSO may not be less than the fair market value of a share of stock on the date of grant of the option.  The Committee will determine the vesting period and term of each option, provided that no ISO may have a term in excess of ten years after the date of grant.

Restricted Stock is stock which is subject to certain restrictions and to a risk of forfeiture.  The Committee will determine the period over which any restricted stock which is issued under the Plan will vest, and will impose such restrictions on transferability, risk of forfeiture and other restrictions as the Committee may in its discretion determine.  Unless restricted by the Committee, a participant granted restricted stock will have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends with respect to that stock.

Unless otherwise provided by the Committee in the award document or subject to other applicable restrictions, in the event of a Change in Control (as defined in the Plan) all non-forfeited options and awards carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested as of the time of the Change in Control, and all restricted stock and awards subject to risk of forfeiture will become fully vested.

Community Partners did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during 2006 or during the six months ended June 31, 2007.

The following table presents information regarding the Company’s outstanding stock options as of June 30, 2007.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	758,965	$9.57
Options exercised	15,423	4.51

Options outstanding, end of quarter	743,542	$9.68	5.64 years	$1,790,319
Options exercisable, end of quarter	743,542	$9.68	5.64 years	$1,790,319
Option price range at end of quarter	$3.55 to $16.75

NOTE 6 - GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2007, the Company had $5.105 million of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

NOTE 7 – STOCK DIVIDENDS

On July 17, 2007, Community Partners’ Board of Directors approved a 3% stock dividend payable August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three and six months ended June 30, 2007 and 2006 have been retroactively adjusted to reflect this dividend.

On July 18, 2006, Community Partners’ Board of Directors approved a 3% stock dividend payable September 1, 2006 to shareholders of record as of August 18, 2006.  All share and per share data has been retroactively adjusted to reflect this dividend.

NOTE 8 – NEW ACCOUNTING STANDARDS

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the six months ended June 30, 2007.  Corporate tax returns for the years 2003 through 2006 remain open to examination by taxing authorities.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10“Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. When used in this and in our future filings with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

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

Deferred Tax Assets and Liabilities.  We recognize deferred tax assets and liabilities for future tax effects of temporary differences.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  If management determines that we may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable amount.

Overview

Reported earnings and balance sheet figures of Community Partners prior to April 1, 2006 include those of Two River Community Bank (“Two River”) and do not include those of The Town Bank (“Town Bank”).  Town Bank’s operations are included in reported earnings only prospectively from April 1, 2006.  Current year-to-date performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for the corresponding prior year period, as a significant portion of the increases in reported earnings are due to the inclusion of Town Bank in the periods subsequent to March 31, 2006 but not the prior periods.

Community Partners reported net income of $1.0 million for the quarter ended June 30, 2007, or $0.15 per share for both basic and diluted, compared to net income of $1.1 million for the second quarter of 2006, or $0.16 for both basic and diluted earnings per share.  On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend payable August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three and six months ended June 30, 2007 and 2006 have been retroactively adjusted to reflect the stock dividend.

Net income for the quarter ended June 30, 2007 decreased by $57 thousand, or 5.2%, over the same prior year quarter.  The decrease in net income resulted from increased non-interest expenses incurred during the first six months of 2007 as we expanded our branch network and increased support staff.  These actions were taken in order to position ourselves for future growth.  On a linked quarter basis, net income for the second quarter of 2007 increased by $128 thousand, or 14.2%, over the first quarter of 2007.

For the six months ended June 30, 2007, net income increased to $1.9 million compared to $1.6 million for the six months ended June 30, 2006.  This represents an increase of $361 thousand, or 23.0%, in net income.  Basic and diluted earnings per share for the six months ended June 30, 2007 were $0.29 and $0.28, respectively, compared to basic and diluted earnings per share of $0.29 and $0.28, respectively, for the same prior year period.  Results of operations were significantly higher during the first six months of 2007 compared to the same prior year period as a result of the growth of the Company and the accretive effects of the acquisition of Town Bank.  Reported earnings of Community Partners Bancorp prior to April 1, 2006 include those of Two River and do not include those of Town Bank.

At June 30, 2007, assets totaled $545.4 million, an increase of $24.9 million, or 4.8%, over December 31, 2006 assets of $520.5 million.  The increase in total assets was the result of growth in our primary funding sources, deposits and securities sold under agreements to repurchase.  Total deposits increased to $457.4 million at June 30, 2007, compared to $441.9 million at December 31, 2006, an increase of $15.5 million, or 3.5%.  Deposit growth experienced during the first quarter of 2007 included a short-term demand deposit in the amount of $15.6 million that was received on March 30, 2007 and was withdrawn in the second quarter.  Agreements to repurchase increased to $15.2 million at June 30, 2007, compared to $7.8 million at December 31, 2006, an increase of $7.4 million, or 94.9%.  The growth in these funding sources was invested primarily in Federal funds sold and to a lesser extent, investment securities.

The Company’s loan portfolio, net of allowances for loan losses, decreased to $408.5 million at June 30, 2007, compared to $412.3 million at December 31, 2006, a decrease of $3.8 million, or 0.9%.  The allowance for loan losses totaled $4.6 million, or 1.12% of total loans at June 30, 2007, compared to $4.6 million, or 1.10% of total loans at December 31, 2006.  The decrease in loan volume reflects our efforts to maintain our high credit standards in a challenging market.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) At or For the Six Months ended June 30, 2007	At or For the Year ended December 31, 2006
Performance Ratios:
Return on average assets	0.72%	0.82%
Return on average tangible assets	0.76%	0.85%
Return on average shareholders' equity	5.60%	6.60%
Return on average tangible shareholders' equity	9.05%	10.27%
Average equity to average assets	12.91%	12.38%
Average tangible equity to average tangible assets	8.41%	8.32%
Dividend payout	0.00%	0.00%

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and federal funds sold.  Sources to fund interest earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses.  Other income consists primarily of service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

The quarter ended June 30, 2007 was the first completed fiscal quarter following the Company’s first full 12 months of operations with Town Bank as a subsidiary.

Net Interest Income

Interest income for the three months ended June 30, 2007 increased by $1.0 million, or 12.3%, to $9.1 million, from $8.1 million in the same 2006 period.  The increase in interest income was primarily due to volume related increases in income amounting to $750 thousand and rate related increases in income amounting to $326 thousand.  The volume related increases in income are attributable to the growth of the Company.  The increase in market interest rates throughout 2006 accounted for the improvement in yield.

Interest and fees on loans increased by $898 thousand, or 12.4%, to $8.1 million for the three months ended June 30, 2007 compared to $7.2 million for the same 2006 period.  Of the $898 thousand increase in interest and fees on loans, $666 thousand is attributable to volume related increases and $232 thousand is attributable to rate related increases.  The average balance of the loan portfolio for the three months ended June 30, 2007 increased by $34.9 million, or 9.2%, to $414.6 million from $379.7 million for the same 2006 period.  The average annualized yield on the loan portfolio was 7.85% for the three months ended June 30, 2007 compared to 7.63% for the three months ended June 30, 2006.

Interest income on federal funds sold and other short-term investments increased by $108 thousand, or 48.0%, from $225 thousand for the three months ended June 30, 2006, to $333 thousand for the three months ended June 30, 2007.  For the three months ended June 30, 2007, federal funds sold and other short-term investments had an average interest earning balance of $25.8 million with an average annualized yield of 5.18%.  For the three months ended June 30, 2006, this category had average interest earning balances of $18.5 million with an average annualized yield of 4.88%.  The increase in market interest rates throughout 2006 accounted for the improvement in yield.

Interest income on investment securities totaled $695 thousand for the three months ended June 30, 2007 compared to $625 thousand for three months ended June 30, 2006. The increase in investment securities interest income was primarily attributable to generally higher rates realized on new purchases of investment securities during 2006 and 2007.  For the three months ended June 30, 2007, investment securities had an average balance of $56.8 million with an average annualized yield of 4.90% compared to an average balance of $57.3 million with an average annualized yield of 4.37% for the three months ended June 30, 2006.

Interest expense on interest bearing liabilities amounted to $4.1 million for the three months ended June 30, 2007, compared to $3.3 million for the same 2006 period, an increase of $824 thousand, or 25.2%.  Of this increase in interest expense, $512 thousand was due to rate related increases on interest bearing liabilities and $312 thousand was due to volume related increases on interest bearing liabilities.  During the three months ended June 30, 2007, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours in our branch network, the offering of Health Savings Accounts, which is a unique specialized account used to pay for medical expense for individuals with high deductible health insurance coverage, and a revised deposit availability schedule.  In addition, products and services offered at Two River were offered to Town Bank customers as well.  The average balance of our deposit accounts and agreement to repurchase securities product was $390.1 million for the three months ended June 30, 2007 compared to $356.7 million for the three months ended June 30, 2006, an increase of $33.4 million, or 9.4%.  For the three months ended June 30, 2007, the average interest cost for all interest bearing liabilities was 4.21% compared to 3.66% for the three months ended June 30, 2006.  The overall higher level of market interest rates during the three months ended June 30, 2007, along with management’s strategy to increase deposits, accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

Management utilizes its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the second quarter of 2007 and the second quarter of 2006, we had minimal need to access our short-term borrowing lines.  The Company’s strategies for increasing and retaining deposits, managing loan originations within the Company’s acceptable credit criteria and loan category concentrations, and the acquisition of Town Bank as of April 1, 2006, have combined to enable the Company to meet its liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the second quarter of 2007 increased to $15.1 million with an average rate of 3.74% compared to $8.8 million with an average rate of 3.20% during the same prior year quarter.  The higher interest rates paid during the three months ended June 30, 2007 resulted from overall market conditions, which have been characterized by a rising interest rate environment.

Net interest income increased $252 thousand, or 5.2%, to $5.1 million for the three months ended June 30, 2007 compared to $4.8 million for the same 2006 period.  The increase in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 4.08% for the three months ended June 30, 2007 from 4.23% for the three months ended June 30, 2006.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

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

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$25,796	$333	5.18%	$18,478	$225	4.88%
Investment securities	56,770	695	4.90%	57,259	625	4.37%
Loans (1) (2)	414,645	8,120	7.85%	379,659	7,222	7.63%

Total Interest Earning Assets	497,211	9,148	7.38%	455,396	8,072	7.11%

Non-Interest Earning Assets:
Allowance for loan losses	(4,623)			(4,158)
All other assets	50,813			51,236

Total Assets	$543,401			$502,474

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$38,935	200	2.06%	$42,948	209	1.95%
Savings deposits	33,363	202	2.43%	46,908	257	2.20%
Money market deposits	99,173	1,008	4.08%	60,095	476	3.18%
Time deposits	203,537	2,542	5.01%	197,946	2,239	4.54%
Repurchase agreements	15,128	141	3.74%	8,761	70	3.20%
Short-term borrowings	9	-	0.00%	1,335	18	5.41%

Total Interest Bearing Liabilities	390,145	4,093	4.21%	357,993	3,269	3.66%

Non-Interest Bearing Liabilities:
Demand deposits	79,971			75,815
Other liabilities	3,317			3,212

Total Non-Interest Bearing Liabilities	83,288			79,027

Shareholders' Equity	69,968			65,454

Total Liabilities and Shareholders' Equity	$543,401			$502,474

NET INTEREST INCOME		$5,055			$4,803

NET INTEREST SPREAD (3)			3.17%			3.45%

NET INTEREST MARGIN(4)			4.08%			4.23%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$19,140	$502	5.29%	$10,476	$251	4.83%
Investment securities	56,588	1,368	4.83%	49,763	1,068	4.29%
Loans (1) (2)	416,087	16,225	7.86%	301,203	11,082	7.42%

Total Interest Earning Assets	491,815	18,095	7.42%	361,442	12,401	6.92%

Non-Interest Earning Assets:
Allowance for loan losses	(4,607)			(3,296)
All other assets	50,622			33,719

Total Assets	$537,830			$391,865

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$39,460	406	2.07%	$36,042	319	1.78%
Savings deposits	34,015	402	2.38%	43,445	498	2.31%
Money market deposits	91,257	1,816	4.01%	51,627	797	3.11%
Time deposits	211,128	5,272	5.04%	139,653	3,013	4.35%
Repurchase agreements	12,978	240	3.73%	7,971	115	2.91%
Short-term borrowings	12	-	0.00%	1,025	40	7.87%

Total Interest Bearing Liabilities	388,850	8,136	4.22%	279,763	4,782	3.45%

Non-Interest Bearing Liabilities:
Demand deposits	76,339			64,176
Other liabilities	3,186			3,034

Total Non-Interest Bearing Liabilities	79,525			67,210

Shareholders' Equity	69,455			44,892

Total Liabilities and Shareholders' Equity	$537,830			$391,865

NET INTEREST INCOME		$9,959			$7,619

NET INTEREST SPREAD (3)			3.20%			3.47%

NET INTEREST MARGIN(4)			4.08%			4.25%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2006			June 30, 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest Earned On:
Federal funds sold	$89	$19	$108	$208	$43	$251
Investment securities	(5)	75	70	146	154	300
Loans (net of unearned income)	666	232	898	4,227	916	5,143

Total Interest Income	750	326	1,076	4,581	1,113	5,694

Interest Paid On:
NOW deposits	(20)	11	(9)	30	57	87
Savings deposits	(74)	19	(55)	(108)	12	(96)
Money market deposits	310	222	532	612	407	1,019
Time deposits	63	240	303	1,542	717	2,259
Repurchase agreement	51	20	71	72	53	125
Short-term borrowings	(18)	-	(18)	(40)	-	(40)

Total Interest Expense	312	512	824	2,108	1,246	3,354

Net Interest Income	$438	$(186)	$252	$2,473	$(133)	$2,340

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2007 decreased by $256 thousand to $1 thousand as compared to the same 2006 period. The decrease was attributable to lower net loan originations in the second quarter of 2007 as compared to the second quarter of 2006.  In management’s opinion, the allowance for loan losses, totaling $4.6 million at June 30, 2007, is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At June 30, 2007, the Company had no non-accrual loans and no loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  The provision for loan losses amounted to $1 thousand during the three months ended June 30, 2007 due to principal pay-downs exceeding loan originations.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations were $22.0 million in the second quarter of 2006 compared to a decrease in loan volume amounting to $4.6 million in the second quarter of 2007.  The decrease in net loan originations is reflective of management’s credit qualification criteria and the overall difficult economic environment within our market area.  Management intends to continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2007, non-interest income amounted to $438 thousand compared to $408 thousand for the same period one year ago.  This increase of $30 thousand, or 7.4%, is primarily attributable to a higher level of new product service charges on deposits, increased ATM surcharge fees, a higher level of fees on residential mortgages originated for other institutions, and the continued growth of the Company.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2007 increased $534 thousand, or 16.5%, to $3.8 million compared to $3.2 million for the same prior year period.  The Company’s salary and employee benefits increased $316 thousand, or 18.8%, primarily as a result of additions of staff to support the growth of the Company, including a new branch, higher salaries and health insurance costs.  Advertising expense decreased by $10 thousand, or 8.8%.  Data processing fees decreased by $33 thousand, or 22.6%, due to efficiencies realized by the growth of the Company.  Occupancy and equipment expense rose by $103 thousand, or 19.5%, as we opened a new branch and positioned our back-office operations for future growth.  We also recently began to incur costs to developed a residential mortgage division anchored by experienced mortgage lenders who can offer an array of residential mortgage products to our customers and we anticipate offering the convenience of Remote Deposit Capture to select business customers in the early fall.  Professional expenses increased by $24 thousand, or 15.4%.  Outside service fees decreased by $19 thousand, or 14.5%.  Insurance costs increased by $93 thousand, or 182.4%, due primarily to increased FDIC insurance costs.  Other operating expenses increased by $70 thousand, or 21.1%, due primarily to the continued general business growth of the Company.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $86 thousand in costs for the second quarter of 2007 compared to $96 thousand for the same prior year quarter.  We anticipate continued increases in non-interest expense for the remainder of 2007 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of the two banks and operation of the Company.

Income Taxes

The Company recorded income tax expense of $699 thousand for the three months ended June 30, 2007 compared to $638 thousand for the three months ended June 30, 2006.  The increase is primarily due to higher pre-tax income.  The effective tax rate for the three months ended June 30, 2007 was 40.5% compared to 37.0% for the same 2006 period.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net Interest Income

The Company acquired Town Bank as of April 1, 2006.  Average balances used for yield calculation purposes for Town Bank during 2006 have been calculated from the date of acquisition, April 1, and averaged over the period of January 1, 2006 to June 30, 2006.

The Company’s interest income for the six months ended June 30, 2007 increased by $5.7 million, or 46.0%, to $18.1 million, from $12.4 million in the same 2006 period.  Interest and fees on loans increased by $5.1 million, or 45.9%, to $16.2 million for the six months ended June 30, 2007 compared to $11.1 million for the same 2006 period.  This increase was primarily due to the acquisition of Town Bank on April 1, 2006 and to a lesser extent the growth experienced in our loan portfolio as new loan originations exceeded principal repayments.  Of the $5.1 million increase in interest and fees on loans, $4.0 million is attributable to Town Bank’s increase in interest income on loans earned for the six months ended June 30, 2007 compared to the same prior year period.  The average balance of the loan portfolio for the six months ended June 30, 2007 increased by $114.9 million, or 38.1%, to $416.1 million from $301.2 million for the same 2006 period. The average balance of the loan portfolio for Town Bank for the six months ended June 30, 2007 was $165.6 million compared to $73.0 million for the same prior year six month average, representing an increase of $92.6 million.  The average annualized yield on the loan portfolio was 7.86% for the six months ended June 30, 2007 compared to 7.42% for the six months ended June 30, 2006.

Interest income on federal funds sold and other short-term investments increased by $251 thousand, or 100.0%, from $251 thousand for the six months ended June 30, 2006, to $502 thousand for the six months ended June 30, 2007.  Town Bank’s interest income on federal funds sold and other short-term investments represented $14 thousand of this $251 thousand increase. For the six months ended June 30, 2007, federal funds sold and other short-term investments had an average interest earning balance of $19.1 million with an average annualized yield of 5.29%.  For the six months ended June 30, 2006, this category had average interest earning balances of $10.5 million with an average annualized yield of 4.83%.  The increase in market interest rates throughout 2006, accounted for the improvement in yield.

Interest income on investment securities totaled $1.4 million for the six months ended June 30, 2007 compared to $1.1 for six months ended June 30, 2006. The increase in investment securities interest income was attributable to growth in the portfolio, which accounted for $146 thousand of the increase, and rate increases, which accounted for $154 thousand of the total increase of $300 thousand.  Town Bank’s increase in interest income on investments accounted for $151 thousand of the total $300 thousand increase.  For the six months ended June 30, 2007, investment securities had an average balance of $56.6 million with an average annualized yield of 4.83% compared to an average balance of $49.8 million with an average annualized yield of 4.29% for the six months ended June 30, 2006.  Investment securities purchased during the first six months of 2006 and 2007 generally had higher yields than those securities existing in the portfolio.

Interest expense on interest bearing liabilities amounted to $8.1 million for the six months ended June 30, 2007, compared to $4.8 million for the same 2006 period, an increase of $3.3 million, or 68.8%.  Town Bank’s increase in interest expense for the six months ended June 30, 2007 compared to the same prior year period accounted for $2.0 million of this $3.3 million increase.  Also, during the first six months of 2007, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, products and services offered at Two River were offered to Town Bank customers as well.  The average balance of our deposit accounts and agreement to repurchase securities product was $388.9 million for the six months ended June 30, 2007 compared to $278.7 million for the six months ended June 30, 2006, an increase of $110.2 million, or 39.5%. Town Bank’s average balance of interest bearing liabilities represented $83.0 million of this $110.2 million increase. For the six months ended June 30, 2007, the average interest cost for all interest bearing liabilities was 4.22% compared to 3.45% for the six months ended June 30, 2006.  The acquisition of Town Bank and the overall higher level of market interest rates during 2007, along with management’s strategy to increase deposits accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

Management utilized its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the first six of 2007 and the first six months of 2006, we had minimal need to access our short-term borrowing lines.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our Company’s acceptable credit criteria and loan category concentrations, and the acquisition of Town Bank as of April 1, 2006, have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the first six months of 2007 increased to $13.0 million with an average rate of 3.73% compared to $8.0 million with an average rate of 2.91% during the same prior year period.  The higher interest rates paid during 2007 resulted from overall market conditions.

Net interest income increased $2.4 million, or 31.6%, to $10.0 million for the six months ended June 30, 2007 compared to $7.6 million for the same 2006 period.  Town Bank’s increase in net interest income of $2.0 million during the six months ended June 30, 2007 compared to the same prior year period accounted for the majority of the increase.

The increase in net interest income was also due to changes in interest income and interest expense described previously.  The net interest margin decreased to 4.08% for the six months ended June 30, 2007 from 4.25% for the six months ended June 30, 2006.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2007 decreased by $316 thousand, or 84.7%, to $57 thousand as compared to the same 2006 period. The decrease was attributable to lower net loan growth in the first half of 2007 as compared to the first half of 2006.  In management’s opinion, the allowance for loan losses, totaling $4.6 million at June 30, 2007, is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At June 30, 2007, the Company had no non-accrual loans and no loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loans decreased $3.7 million in the first half of 2007 compared to an increase in net loans amounting to $33.5 million in the first half of 2006.  The decrease in net loan originations is reflective of management’s credit qualification criteria and the overall difficult economic environment within our market area. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the six months ended June 30, 2007, non-interest income amounted to $838 thousand compared to $706 thousand for the same period one year ago.  This increase of $132 thousand, or 18.7%, is primarily attributable to a higher level of new product service charges on deposits, increased ATM surcharge fees, a higher level of fees on residential mortgages originated for other institutions, and the continued growth of the Company.  Also attributing to the increase in non-interest income was the inclusion of results of operations of Town Bank in the Company’s consolidated results of operations during the six months ended June 30, 2007.  Town Bank’s non-interest income included in the Company’s consolidated results of operations amounted to $127 thousand during the first six months of 2007 compared to $49 thousand for the same prior year period, an increase of $78 thousand, or 159.2%.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2007 increased $2.1 million, or 38.2%, to $7.6 million compared to $5.5 million for the same prior year period.  Town Bank’s non-interest expenses included in the Company’s consolidated results of operations amounted to $2.6 million during the first six months of 2007 compared to $942 thousand for the same prior year period, an increase of $1.7 million, or 177.9%.

The Company’s salary and employee benefits increased $1.0 million, or 34.5%, primarily as a result of additions of staff to support the growth of the Company, higher salaries and health insurance costs, and the additional salary and employee benefits expenses incurred as a result of the acquisition of Town Bank as of April 1, 2006.

Advertising expense increased by $20 thousand, or 10.6%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  Data processing fees increased by $59 thousand, or 29.4%, for the first six months of 2007 as compared to the first six months of 2006, due primarily to Town Bank’s conversion related costs incurred during the first quarter of 2007.  Occupancy and equipment expense rose by $364 thousand, or 38.7%, for the first six months of 2007 as compared to the first six months of 2006, as we opened a new branch and positioned our back-office operations for future growth.  Professional expenses increased by $149 thousand, or 71.0%, for the first six months of 2007 as compared to the first six months of 2006, primarily due to the additional costs of being a public company. Outside service fees increased by $2 thousand, or 0.9%, for the first six months of 2007 as compared to the first six months of 2006.  Insurance costs increased by $170 thousand, or 168.3%, for the first six months of 2007 as compared to the first six months of 2006, due primarily to increased FDIC insurance costs.  Other operating expenses, which includes all other non-interest operating expenses, increased by $204 thousand, or 31.9%, for the first six months of 2007 as compared to the first six months of 2006, due primarily to the continued general business growth of the Company.

Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $182 thousand in costs for the first six months of 2007 compared to $96 thousand for the same prior year period.  We anticipate continued increases in non-interest expense for the remainder of 2007 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of the two banks and operation of the Company.

Income Taxes

The Company recorded income tax expense of $1.2 million for the six months ended June 30, 2007 compared to $890 thousand for the six months ended June 30, 2006.  The increase is due to higher pre-tax income.  The effective tax rate for the six months ended June 30, 2007 was 39.1% compared to 36.2% for the same 2006 period.

FINANCIAL CONDITION

General

Total assets increased to $545.4 million at June 30, 2007, compared to $520.5 million at December 31, 2006, an increase of $24.9 million, or 4.8%.  The increase in total assets was the result of growth in our primary funding sources, deposits and securities sold under agreements to repurchase.  The growth in these funding sources were invested primarily in Federal funds sold, which increased $25.6 million, or 419.7%, to $31.7 million at June 30, 2007, from $6.1 million at December 31, 2006, and investment securities, which increased $3.3 million, or 6.3%, to $55.7 million at June 30, 2007 from $52.4 million at December 31, 2006.

Deposit growth experienced during the first quarter of 2007 included a short-term demand deposit in the amount of $15.6 million that was received on March 30, 2007 and was withdrawn in the second quarter of 2007.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.

Investments totaled $55.7 million at June 30, 2007 compared to $52.4 million at December 31, 2006, an increase of $3.3 million, or 6.3%.  Investment securities purchases amounted to $14.0 million during the first six months of 2007.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $10.2 million during the first six months of 2007.  Additional funding resulted from our growth in deposits and securities sold under agreements to repurchase.  During each of the six month periods ended June 30, 2007 and 2006, there were no sales of securities.  Management considers unrealized losses in the securities portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2007 or December 31, 2006.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of June 30, 2007 and December 31, 2006.

	June 30,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$102,973	24.9%	$99,994	24.0%
Real estate – construction	104,755	25.4%	112,088	26.9%
Real estate – commercial	163,165	39.5%	158,523	38.0%
Real estate – residential	2,820	0.7%	2,477	0.6%
Consumer	39,781	9.6%	44,218	10.6%
Other	85	0.0%	117	0.0%
Unearned fees	(421)	-0.1%	(513)	-0.1%
Total loans	$413,158	100.0%	$416,904	100.0%

For the six months ended June 30, 2007, loans decreased by $3.7 million, or 0.9%, to $413.2 million from $416.9 million at December 31, 2006.  For the first six months of 2007, our loan portfolio remained relatively consistent in volume and composition, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.  At June 30, 2007, the Company had no non-accrual loans, no restructured loans, and no loans past due 90 days or more and still accruing.

At December 31, 2006, the Company had no non-accrual loans, no loans past due 90 days or more, and no restructured loans.  The Company also had no other real estate owned due to foreclosure at June 30, 2007 and December 31, 2006.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006.

	June 30,		December 31,
	2007	2006	2006
	(in thousands, except percentages)

Balance at beginning of year	$4,567	$2,380	$2,380
Acquisition of Town Bank	-	1,536	1,536
Provision charged to expense	57	373	649
Loans recovered, net	-	-	2

Balance of allowance at end of period	$4,624	$4,289	$4,567

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as a percent of loans at period-end	1.12%	1.10%	1.10%

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio.  Risks within the loan portfolio are analyzed on a continuous basis by the senior management of each subsidiary bank and each bank’s outside independent loan review auditors, Directors Loan Committee and board of directors.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.  Along with the risk system, senior management of each subsidiary bank further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management at each subsidiary bank attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers.  In addition, various regulatory agencies periodically review the allowance for loan losses of each subsidiary bank. These agencies may require a subsidiary to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance.  The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses.  Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers.  The Company is owner and beneficiary of the policies. Increases in the cash surrender value of this investment are recorded in other income in the statements of income.  Bank-owned life insurance increased by $62 thousand during the first six months of 2007 as a result of increases in the cash surrender value of this investment, which amounted to $3.9 million at June 30, 2007.

Premises and Equipment

Premises and equipment totaled $4.9 million and $5.2 million at June 30, 2007 and December 31, 2006, respectively.  The decrease in the Company’s premises and equipment was due to depreciation expenses amounting to $514 thousand which was partially offset by purchases of premises and equipment amounting to $149 thousand during the first six months of 2007.

Intangible Assets

Intangible assets totaled $26.5 million at June 30, 2007 compared to $26.5 million at December 31, 2006.  The Company’s intangible assets at June 30, 2007 were comprised of $24.8 million of goodwill and $1.6 million of core deposit intangibles, net of accumulated amortization of $469 thousand.  At December 31, 2006, the Company’s intangible assets were comprised of $24.7 million of goodwill and $1.8 million of core deposit intangibles, net of accumulated amortization of $287 thousand.  The goodwill and core deposit intangibles were recorded as a result of the acquisition of Town Bank on April 1, 2006.  Goodwill increased by $110 thousand in 2007 as a result of the finalization of purchase accounting adjustments pertaining to the acquisition of Town Bank.

LIABILITIES

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes.  In addition to deposits, the Company may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowing from financial intermediaries.  The level of deposit liabilities may vary significantly and are dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts.  Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout the Company’s market area.  We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in our market area, but we do not necessarily offer the highest rate.

At June 30, 2007, total deposits amounted to $457.4 million, reflecting an increase of $15.5 million, or 3.5%, from December 31, 2006.  The deposit growth during the first quarter of 2007 included a short-term demand deposit in the amount of $15.6 million that was deposited March 30, 2007 and was withdrawn during the second quarter of 2007.  Increases in certificates of deposit balances, money market account balances and other interest-bearing deposit products were generated through promotional activities at our branches.  Banks generally prefer to increase non-interest bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate increases and competitive pressures, we have found certificates of deposit promotions and other interest-bearing deposit products, which are targeted to obtain new customers and new deposits, to be our most efficient and cost-effective source to fund our loan growth.

Core deposits consist of all deposits, except certificates of deposits in excess of $100 thousand.  Core deposits at June 30, 2007 accounted for 77.5% of total deposits compared to 73.7% at December 31, 2006.  During the first six months of 2007, the Company marketed deposit products other than certificates of deposits in its local market areas for the purpose of increasing deposits to fund the loan portfolio.  The Company found this strategy was able to provide a more cost effective source of funding.  This program accounted for the increase in the core deposit ratio.

Short-Term Borrowings

Each subsidiary bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an aggregate amount up to $12.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at June 30, 2007 and December 31, 2006.  Two River also maintains secured borrowing lines with the Federal Home Loan Bank of New York in an amount of up to $57.4 million.  At June 30, 2007 and December 31, 2006, the Company had no borrowings under this line.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $15.2 million at June 30, 2007 from $7.8 million at December 31, 2006, an increase of $7.4 million, or 94.9%.  The increase was due to market penetration as the Company made our customer services available company-wide to both operating subsidiaries.

LIQUIDITY

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of our Company’s asset and liability management structure is the level of liquidity which is available to meet the needs of our customers and requirements of creditors.  The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  Each subsidiary bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold.  With adequate deposit inflows coupled with the above mentioned cash resources, management is maintaining short-term assets which we believed to be adequate.  At June 30, 2007, the Company had $31.7 million of Federal funds sold, compared to $6.1 million of Federal funds sold at December 31, 2006.  The increase in our Federal funds sold position resulted as our branch deposit generation exceeded our loan funding needs, and we experienced loan pay-downs, maturities and decreased demand by the high credit    quality loan customers we target.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Commercial lines of credit	$40,668	$51,138
One-to-four family residential lines of credit	25,732	28,543
Commitments to grant commercial and construction loans secured by real-estate	30,353	34,500
Commercial and financial letters of credit	5,105	4,192

	$101,858	$118,373

CAPITAL

Shareholders’ equity increased by approximately $1.7 million, or 2.5%, to $70.0 million at June 30, 2007 compared to $68.3 million at December 31, 2006.  Net income for the six month period ended June 30, 2007 added $1.9 million to shareholders’ equity.  Shareholders’ equity was also increased by stock options exercised amounting to $71 thousand and $23 thousand of tax benefits from exercised non-qualified stock options.  These increases in shareholders’ equity were partially off-set by an increase in net unrealized losses on securities available for sale, net of tax, amounting to $331 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of total capital and Tier 1 capital to risk weighted assets, and of Tier 1 Capital to average assets leverage ratio.  At June 30, 2007, management believes that the Company and each subsidiary bank have met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the subsidiary banks, Two River and Town Bank, at June 30, 2007 and December 31, 2006 are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	June 30, 2007	Dec. 31, 2006	June 30, 2007	Dec. 31, 2006	June 30, 2007	Dec. 31, 2006
Community Partners	8.42%	8.52%	10.07%	9.68%	11.13%	10.73%
Two River	8.22%	8.41%	9.84%	9.55%	10.84%	10.54%
Town Bank	8.95%	8.94%	10.68%	10.14%	11.84%	11.29%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

At June 30, 2007, the income simulation model for each of our subsidiaries indicates the level of interest rate risk as presented below.  At June 30, 2007, Community Partners had no assets or liabilities which would affect this analysis.

	Gradual change in interest rates
(dollars in thousands)	200 basis point increase		200 basis point decrease
	Dollar risk	Percent of risk	Dollar risk	Percent of risk
Twelve month horizon:

Net interest income:
Two River	$594	4.71%	$(501)	(3.97)%
Town Bank	$666	8.30%	$(471)	(5.87)%

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

 At June 30, 2007, the Company’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the Company’s negative 3% guideline, as shown in the following table. The market capitalization of the Company should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions.  Calculated core deposit premiums may be less than what is available in an outright sale.  The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

Market Risk Analysis

Community Partners
Change in interest rate (Dollars in thousands)	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$68,247	$68,562	$65,133
Change	$(1,765)	$(1,450)	$(4,879)
Change as a Percentage of Assets	-0.3%	-0.3%	-0.9%

Item 4.            Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.         Risk Factors

Our business is subject to various risks.  These risks are included in our 2006 Annual Report on Form 10-K under “Risk Factors”.  There has been no material change in such risk factors.

Item 4.            Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 15, 2007.

There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 5,955,970 shares of common stock of a total number of 6,511,582 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, each of Barry B. Davall, Charles T. Parton, Joseph F.X. O’Sullivan, Michael W. Kostelnik, Jr., Frank J. Patock, Jr., Robert E. Gregory, Frederick H. Kurtz and John J. Perri, Jr., CPA was re-elected as a director of the Company.  The results of the voting on the election of directors were as follows:

Elected Directors	Votes For	Votes Withheld
Barry B. Davall	5,753,746	202,224
Charles T. Parton	5,770,270	185,700
Joseph F.X. O’Sullivan	5,893,274	62,696
Michael W. Kostelnik, Jr.	5,836,987	118,983
Frank J. Patock, Jr.	5,829,952	126,018
Robert E. Gregory	5,895,157	60,813
Frederick H. Kurtz	5,821,307	134,663
John J. Perri, Jr., CPA	5,894,887	61,083

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve the adoption of Community Partners Bancorp 2007 Equity Incentive Plan. The proposal was approved by the shareholders with 3,655,909 shares voting in favor of the proposal and 533,071 shares voting against the proposal. There were 112,359 abstentions and 1,654,631 broker non-votes.

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify selection of Beard Miller Company LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.  The proposal was approved by the shareholders, with 5,878,986 shares voting in favor of the proposal and 24,788 shares voting against the proposal.  There were 52,196 abstentions and no broker non-votes.

Item 6.	Exhibits

	3(i)		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Registration Statement on Form S-4 filed on November 10, 2005)

	3(ii)		By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-4 filed on November 10, 2005)

	10.1		Community Partners Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on April 17, 2007)

	31.1	*	Certification of Barry B. Davall, Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*
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

COMMUNITY PARTNERS BANCORP

Date: August 13, 2007	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)