Form 10-Q
period 2007-09-30
Community Partners Bancorp
filed 2007-11-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 13, 2007, there were 6,722,784 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited)
	as of September 30, 2007 and December 31, 2006	1

	Consolidated Statements of Income (unaudited)
	for the three and nine months ended September 30, 2007 and 2006	2

	Consolidated Statements of Shareholders’ Equity (unaudited)
	for the nine months ended September 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited)
	for the nine months ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 6.	Exhibits	34

SIGNATURES		36

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2007 and December 31, 2006
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$8,466	$9,036
Federal funds sold	7,388	6,141

Cash and cash equivalents	15,854	15,177

Securities available-for-sale	60,443	44,756
Securities held-to-maturity (fair value of $6,984 and $7,638 at September 30, 2007 and December 31, 2006, respectively)	7,058	7,632

Loans	408,684	416,904
Allowance for loan losses	(4,624)	(4,567)

Net loans	404,060	412,337

Bank-owned life insurance	3,914	3,821
Premises and equipment, net	4,746	5,248
Accrued interest receivable	2,338	2,345
Goodwill and other intangible assets, net of accumulated amortization of $555 and $287 at September 30, 2007 and December 31, 2006, respectively	26,385	26,543
Other assets	2,918	2,661

TOTAL ASSETS	$527,716	$520,520

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$73,242	$72,119
Interest bearing	366,037	369,799

Total deposits	439,279	441,918

Securities sold under agreements to repurchase	13,895	7,802
Accrued interest payable	468	587
Other liabilities	2,610	1,894

Total liabilities	456,252	452,201

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; no shares Issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,722,784 and 6,511,582 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	66,552	64,728
Retained earnings	5,138	3,884
Accumulated other comprehensive loss	(226)	(293)

Total shareholders' equity	71,464	68,319

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$527,716	$520,520

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2007 and 2006
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$8,075	$7,774	$24,300	$18,856
Investment securities	786	650	2,154	1,718
Federal funds sold	282	115	784	366
Total Interest Income	9,143	8,539	27,238	20,940
INTEREST EXPENSE:
Deposits	3,891	3,450	11,787	8,077
Securities sold under agreements to repurchase	149	93	389	208
Short-term borrowings	-	41	-	81
Total Interest Expense	4,040	3,584	12,176	8,366
Net Interest Income	5,103	4,955	15,062	12,574
PROVISION FOR LOAN LOSSES	-	164	57	537
Net Interest Income after Provision for Loan Losses	5,103	4,791	15,005	12,037
NON-INTEREST INCOME:
Service fees on deposit accounts	149	148	439	442
Other loan customer service fees	62	33	247	187
Earnings from investment in life insurance	31	42	93	125
Other income	135	159	436	334
Total Non-Interest Income	377	382	1,215	1,088
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,981	1,744	5,906	4,643
Occupancy and equipment	663	594	1,968	1,535
Professional	163	95	522	302
Insurance	144	54	415	155
Advertising	104	114	313	303
Data processing	98	138	358	339
Outside services fees	109	115	328	332
Amortization of identifiable intangibles	86	95	268	191
Other operating	416	506	1,259	1,148
Total Non-Interest Expenses	3,764	3,455	11,337	8,948

Income before Income Taxes	1,716	1,718	4,883	4,177
INCOME TAX EXPENSE	662	644	1,899	1,534

Net Income	$1,054	$1,074	$2,984	$2,643

EARNINGS PER SHARE:
Basic	$0.16	$0.16	$0.44	$0.45
Diluted	$0.15	$0.16	$0.43	$0.44

Weighted average shares outstanding (in thousands):
Basic	6,723	6,704	6,715	5,863
Diluted	6,881	6,896	6,881	6,049

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Outstanding	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
Balance December 31, 2006	6,511,582	$64,728	$-	$3,884	$(293)	$68,319

Comprehensive income:
Net income	-	-	-	2,984	-	2,984
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	67	67

Total comprehensive income						3,051

Options exercised	15,423	71	-	-	-	71

Tax benefit from exercised non-qualified
stock options	-	23	-	-	-	23

Stock dividend – 3%	195,779	1,730	-	(1,730)	-	-

Balance, September 30, 2007	6,722,784	$66,552	$-	$5,138	$(226)	$71,464

Balance December 31, 2005	3,936,595	$7,873	$14,310	$2,153	$(569)	$23,767

Comprehensive income:
Net income	-	-	-	2,643	-	2,643
Change in net unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	158	158

Total comprehensive income						2,801

Merger of Two River Community Bank:
Exchange of common stock	-	14,310	(14,310)	-	-	-

Acquisition of The Town Bank:
Issuance of common stock	2,347,675	38,173	-	-	-	38,173
Fair value of stock options	-	2,167	-	-	-	2,167
Dissenter shares acquired	(2,733)	(41)	-	-	-	(41)

Options exercised	40,266	246	-	-	-	246
Tax benefit from exercised non-qualified
stock options	-	32	-	-	-	32

Stock dividend – 3%	189,779	1,969	-	(1,969)	-	-

Balance, September 30, 2006	6,511,582	$64,729	$-	$2,827	$(411)	$67,145

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$2,984	$2,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	763	594
Provision for loan losses	57	537
Intangible amortization	268	191
Net (accretion) amortization of securities premiums and discounts	(26)	29
Net increase in investment in life insurance	(93)	(115)
Commercial loan participations originated for sale	(11,930)	(9,312)
Proceeds from sales of commercial loan participations	11,930	9,312
Decrease (increase) in assets:
Accrued interest receivable	7	(250)
Other assets	(410)	(99)
(Decrease) increase in liabilities:
Accrued interest payable	(119)	171
Other liabilities	716	(5,972)
Net cash provided by (used in) operating activities	4,147	(2,271)

Cash flows from investing activities:
Purchase of securities held to maturity	(428)	-
Purchase of securities available for sale	(26,629)	(8,909)
Proceeds from repayments and maturities of securities held to maturity	1,000	-
Proceeds from repayments and maturities of securities available for sale	11,080	8,891
Net decrease (increase) in loans	8,220	(45,869)
Purchases of premises and equipment	(261)	(629)
Cash acquired in acquisition		25,324
Net cash used in investing activities	(7,018)	(21,192)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,639)	22,663
Net increase in securities sold under agreements to repurchase	6,093	3,433
Net increase in short-term borrowings	-	4,311
Proceeds and tax benefit from exercise of stock options	94	278
Acquisition and cancellation of dissenter stock	-	(41)
Net cash provided by financing activities	3,548	30,644

Net increase in cash and cash equivalents	677	7,181
Cash and cash equivalents – beginning	15,177	5,827

Cash and cash equivalents - ending	$15,854	$13,008

Supplementary cash flow information:
Interest paid	$12,295	$7,845
Income taxes paid	$1,835	$1,815

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiaries, Two River Community Bank (“Two River”) and The Town Bank (“Town Bank”) and Two River’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Employer’s Trust.  All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

This Quarterly Report on Form 10-Q contains the unaudited interim consolidated financial statements of Community Partners for the nine months ended September 30, 2007.  As the former Two River shareholders received a majority of the voting rights of the combined entity (the Company), Two River is the acquiring company for accounting purposes. Two River’s assets and liabilities are reported by the Company at Two River’s historical cost.  Accordingly, the Company’s financial statements consist of only those of Two River for the periods prior to April 1, 2006.  Town Bank’s assets and liabilities were recorded at their respective fair values as of the time of the acquisition.   Operations relating to the business of Town Bank are included in the Company’s financial statements only prospectively from April 1, 2006, the date of the transaction.

Because the reported earnings for the Company prior to April 1, 2006 do not include Town Bank, a significant portion of the increases in these categories are due to the inclusion of Town Bank in the second quarter of 2006 and prospectively, but not the prior period.  As such, current year-to-date performance, other than per share amounts and ratio analysis, is not generally comparable to reported results for the corresponding prior year period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period and nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options.  Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method.  All share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on July 17, 2007 and paid August 31, 2007 to shareholders of record as of August 10, 2007.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$1,054	$1,074	$2,984	$2,643

Weighted average common shares outstanding	6,722,784	6,704,245	6,714,872	5,862,751
Effect of dilutive securities, stock options	158,373	191,504	165,865	186,101

Weighted average common shares outstanding used to calculate diluted earnings per share	6,881,157	6,895,749	6,880,737	6,048,852

Basic earnings per share	$0.16	$0.16	$0.44	$0.45
Diluted earnings per share	$0.15	$0.16	$0.43	$0.44

NOTE 4 - COMPREHENSIVE INCOME

The components of other comprehensive income (loss) for the three months and nine months ended September 30, 2007 and 2006 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006
		(Dollars in thousands)

Unrealized holding gains on available-for-sale securities		$650	$720	$110	$207
Less:	Reclassification adjustments for gains (losses) included in net income	-	-	-	-
		650	720	110	207
Tax effect		(252)	(276)	(43)	(49)

Net unrealized gains		$398	$444	$67	$158

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan), subject to shareholder approval.  The Plan, which was approved at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of common stock to be reserved and available for awards under the Plan is 772,500 after adjusting for the 3% stock dividend paid on August 31, 2007 to shareholders of record as of August 10, 2007.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees.

Shares delivered under the Plan shall be authorized and un-issued shares, or treasury shares, or partly out of each, as shall be determined by the Board.  The exercise price per share purchasable under either an ISO or a NQSO shall not be less than the fair market value of a share of stock on the date of grant of the option.  The Committee shall determine the vesting period and term of each option, provided, that no ISO may have a term in excess of ten years from the date of grant.

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

Community Partners did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during 2006 or during the nine months ended September 30, 2007.

The following table presents information regarding the Company’s outstanding stock options as of September 30, 2007, as adjusted for the 3% stock dividend paid August 31, 2007 to shareholders of record as of August 10, 2007.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	781,736	$9.29
Options exercised	(15,886)	4.37

Options outstanding, end of quarter	765,850	$9.40	5.39 years	$1,619,079
Options exercisable, end of quarter	765,850	$9.40	5.39 years	$1,619,079
Option price range at end of quarter	$3.45 to $16.26

NOTE 6 - GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2007, the Company had $4,833,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

NOTE 7 – STOCK DIVIDENDS

On July 17, 2007, Community Partners’ Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three and nine months ended September 30, 2007 and 2006 have been retroactively adjusted to reflect this dividend.

On July 18, 2006, Community Partners’ Board of Directors approved a 3% stock dividend which was paid September 1, 2006 to shareholders of record as of August 18, 2006.  All share and per share data has been retroactively adjusted to reflect this dividend.

NOTE 8 – NEW ACCOUNTING STANDARDS

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the nine months ended September 30, 2007.  Corporate tax returns for the years 2003 through 2006 remain open to examination by taxing authorities.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

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

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience an economic downturn.  Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control.

Purchase Accounting for Business Combinations.  In June of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These standards eliminated the pooling-of-interests method of accounting (“pooling”) in favor of purchase accounting.  Further, these standards were promulgated to ensure that post-merger financial statements of combined entities are prepared in a manner that best represents the underlying economics of a business combination.

These standards necessitate the application of accounting policies and procedures that entail the use of assumptions, estimates, and judgments that are critical to the presentation of financial information, including the ongoing valuation of intangibles. Goodwill and other intangible assets are reviewed for impairment on an annual basis, or on a more frequent basis if events or circumstances indicate that there may be impairment.

Investment Securities Impairment Valuation.  Management evaluates securities for other-than- temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Community Partners reported net income of $1.1 million for the quarter ended September 30, 2007, or $0.16 per share for basic and $0.15 per share for diluted, compared to net income of $1.1 million for the third quarter of 2006, or $0.16 for both basic and diluted earnings per share.  On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three and nine months ended September 30, 2007 and 2006 have been retroactively adjusted to reflect the stock dividend.

Net income for the quarter ended September 30, 2007 decreased by $20 thousand, or 1.9%, over the same prior year quarter.  The decrease in net income resulted primarily from increased non-interest expenses incurred during the first nine months of 2007 as we expanded our branch network and increased support staff.  These actions were taken to position ourselves for future growth.  On a linked quarter basis, net income for the third quarter of 2007 increased by $25 thousand, or 2.4%, over the second quarter of 2007.

For the nine months ended September 30, 2007, net income increased to $3.0 million compared to $2.6 million for the nine months ended September 30, 2006.  This represents an increase of $341 thousand, or 12.9%, in net income.  Basic and diluted earnings per share for the nine months ended September 30, 2007 were $0.44 and $0.43, respectively, compared to basic and diluted earnings per share of $0.45 and $0.44, respectively, for the same prior year period.  Net income on an aggregate basis was higher during the first nine months of 2007 compared to the same prior year period as a result of the growth of the Company and the accretive effects of the acquisition of Town Bank.  Reported earnings of Community Partners prior to April 1, 2006 include those of Two River and do not include those of Town Bank.

At September 30, 2007, assets totaled $527.7 million, an increase of $7.2 million, or 1.4%, over December 31, 2006 assets of $520.5 million.  The increase in total assets was the result of growth in our securities sold under agreements to repurchase.  Total deposits decreased to $439.3 million at September 30, 2007, compared to $441.9 million at December 31, 2006, a decrease of $2.6 million, or 0.6%.  Agreements to repurchase increased to $13.9 million at September 30, 2007, compared to $7.8 million at December 31, 2006, an increase of $6.1 million, or 78.2%.  The growth in this funding source was invested primarily in investment securities.

The Company’s loan portfolio, net of allowances for loan losses, decreased to $404.1 million at September 30, 2007, compared to $412.3 million at December 31, 2006, a decrease of $8.2 million, or 2.0%.  The allowance for loan losses totaled $4.6 million, or 1.13% of total loans at September 30, 2007, compared to $4.6 million, or 1.10% of total loans at December 31, 2006.  The decrease in loan volume reflects our efforts to maintain our high credit standards in a challenging market.  As an alternative to funding lesser quality loans with proceeds from existing loan pay-downs, we increased our investment in investment securities.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) At or For the Nine Months ended September 30, 2007	At or For the Year ended December 31, 2006
Performance Ratios:
Return on average assets	0.74%	0.82%
Return on average tangible assets	0.78%	0.85%
Return on average shareholders' equity	5.71%	6.60%
Return on average tangible shareholders' equity	9.19%	10.27%
Average equity to average assets	12.97%	12.38%
Average tangible equity to average tangible assets	8.48%	8.32%
Dividend payout	0.00%	0.00%

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

RESULTS OF OPERATIONS for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net Interest Income

Interest income for the three months ended September 30, 2007 increased by $604 thousand, or 7.1%, to $9.1 million, from $8.5 million in the same 2006 period.  The increase in interest income was primarily due to volume related increases in income amounting to $536 thousand and rate related increases in income amounting to $68 thousand.  The volume related increases in income are attributable to the growth of the Company.  The increase in market interest rates throughout 2006 accounted for the improvement in yield.

Interest and fees on loans increased by $301 thousand, or 3.9%, to $8.1 million for the three months ended September 30, 2007 compared to $7.8 million for the same 2006 period.  Of the $301 thousand increase in interest and fees on loans, $307 thousand is attributable to volume related increases offset by $6 thousand attributable to rate related decreases as market rates began to decrease during the third quarter of 2007.  The Company experienced flat yields on our loan portfolio as the mix of loans changed and the competitive market for high quality loans increased.  The average balance of the loan portfolio for the three months ended September 30, 2007 increased by $15.7 million, or 4.0%, to $411.5 million from $395.8 million for the same 2006 period.  The average annualized yield on the loan portfolio was 7.79% for both quarters ended September 30, 2007 and 2006.

Interest income on federal funds sold and other short-term investments increased by $167 thousand, or 145.2%, from $115 thousand for the three months ended September 30, 2006, to $282 thousand for the three months ended September 30, 2007.  For the three months ended September 30, 2007, federal funds sold and other short-term investments had an average interest earning balance of $21.2 million with an average annualized yield of 5.29%.  For the three months ended September 30, 2006, this category had average interest earning balances of $8.6 million with an average annualized yield of 5.33%.  During these comparative periods, the Fed Funds target rate remained flat at 5.25% until September 18, 2007, when the Federal Reserve reduced the target rate by 50 basis points to 4.75%.

Interest income on investment securities totaled $786 thousand for the three months ended September 30, 2007 compared to $650 thousand for the three months ended September 30, 2006. The increase in investment securities interest income was primarily attributable to generally higher rates realized on new purchases of investment securities during 2006 and 2007.  For the three months ended September 30, 2007, investment securities had an average balance of $61.7 million with an average annualized yield of 5.10% compared to an average balance of $56.4 million with an average annualized yield of 4.61% for the three months ended September 30, 2006.

Interest expense on interest bearing liabilities amounted to $4.0 million for the three months ended September 30, 2007, compared to $3.6 million for the same 2006 period, an increase of $456 thousand, or 12.7%.  Of this increase in interest expense, $247 thousand was due to rate related increases on interest bearing liabilities and $209 thousand was due to volume related increases on interest bearing liabilities.  During 2007, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours throughout our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, products and services offered at Two River were offered to Town Bank customers as well.  The average balance of our deposit accounts and agreement to repurchase securities product was $388.8 million for the three months ended September 30, 2007 compared to $359.7 million for the three months ended September 30, 2006, an increase of $29.1 million, or 8.1%.  For the three months ended September 30, 2007, the average interest cost for all interest bearing liabilities was 4.12% compared to 3.92% for the three months ended September 30, 2006.  The overall competitively higher level of market interest rates during 2007, along with management’s strategy to increase deposits, accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

Management utilizes its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the third quarter of 2007 and the third quarter of 2006, we had minimal need to access our short-term borrowing lines.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our Company’s acceptable credit criteria and loan category concentrations, and the acquisition of Town Bank as of April 1, 2006, have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the third quarter of 2007 increased to $15.8 million with an average rate of 3.74% compared to $10.2 million with an average rate of 3.61% during the same prior year quarter.  The higher interest rates paid during the third quarter of 2007 resulted from highly competitive market conditions.

Net interest income increased $148 thousand, or 3.0%, to $5.1 million for the three months ended September 30, 2007 compared to $5.0 million for the same 2006 period.  The increase in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 4.10% for the three months ended September 30, 2007 from 4.27% for the three months ended September 30, 2006.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

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

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$21,163	$282	5.29%	$8,567	$115	5.33%
Investment securities	61,688	786	5.10%	56,439	650	4.61%
Loans (1) (2)	411,469	8,075	7.79%	395,836	7,774	7.79%

Total Interest Earning Assets	494,320	9,143	7.34%	460,842	8,539	7.35%

Non-Interest Earning Assets:
Allowance for loan losses	(4,624)			(4,365)
All other assets	50,195			51,522

Total Assets	$539,891			$507,999

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$ 38,643	189	1.94%	$42,264	220	2.07%
Savings deposits	31,994	197	2.44%	40,196	232	2.29%
Money market deposits	112,625	1,164	4.10%	65,536	567	3.43%
Time deposits	189,738	2,341	4.89%	201,519	2,431	4.79%
Repurchase agreements	15,813	149	3.74%	10,212	93	3.61%
Short-term borrowings	-	-	0.00%	2,999	41	5.42%

Total Interest Bearing Liabilities	388,813	4,040	4.12%	362,726	3,584	3.92%

Non-Interest Bearing Liabilities:
Demand deposits	76,996			75,803
Other liabilities	3,390			3,163

Total Non-Interest Bearing Liabilities	80,386			78,966

Shareholders' Equity	70,692			66,307

Total Liabilities and Shareholders' Equity	$539,891			$507,999

NET INTEREST INCOME		$5,103			$4,955

NET INTEREST SPREAD (3)			3.22%			3.43%

NET INTEREST MARGIN(4)			4.10%			4.27%

(1)           Included in interest income on loans are loan fees.
(2)           Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$19,822	$784	5.29%	$9,832	$366	4.98%
Investment securities	58,306	2,154	4.93%	52,013	1,718	4.40%
Loans (1) (2)	414,531	24,300	7.84%	333,094	18,856	7.57%

Total Interest Earning Assets	492,659	27,238	7.39%	394,939	20,940	7.09%

Non-Interest Earning Assets:
Allowance for loan losses	(4,613)			(3,656)
All other assets	50,478			39,718

Total Assets	$538,524			$431,001

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$39,184	594	2.03%	$38,139	539	1.89%
Savings deposits	33,334	599	2.40%	42,350	730	2.30%
Money market deposits	98,458	2,980	4.05%	56,314	1,364	3.24%
Time deposits	203,919	7,614	4.99%	160,501	5,444	4.53%
Repurchase agreements	13,933	389	3.73%	8,726	208	3.19%
Short-term borrowings	8	-	0.00%	1,690	81	6.41%

Total Interest Bearing Liabilities	388,836	12,176	4.19%	307,720	8,366	3.63%

Non-Interest Bearing Liabilities:
Demand deposits	76,561			68,094
Other liabilities	3,255			3,078

Total Non-Interest Bearing Liabilities	79,816			71,172

Shareholders' Equity	69,872			52,109

Total Liabilities and Shareholders' Equity	$538,524			$431,001

NET INTEREST INCOME		$15,062			$12,574

NET INTEREST SPREAD (3)			3.20%			3.46%

NET INTEREST MARGIN(4)			4.09%			4.26%

(1)           Included in interest income on loans are loan fees.
(2)           Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2006			September 30, 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest Earned On:
Federal funds sold	$169	$(2)	$167	$372	$46	$418
Investment securities	60	76	136	208	228	436
Loans (net of unearned income)	307	(6)	301	4,610	834	5,444

Total Interest Income	536	68	604	5,190	1,108	6,298

Interest Paid On:
NOW deposits	(19)	(12)	(31)	15	40	55
Savings deposits	(47)	12	(35)	(155)	24	(131)
Money market deposits	407	190	597	1,021	595	1,616
Time deposits	(142)	52	(90)	1,473	697	2,170
Repurchase agreement	51	5	56	124	57	181
Short-term borrowings	(41)	-	(41)	(81)	-	(81)

Total Interest Expense	209	247	456	2,397	1,413	3,810

Net Interest Income	$327	$(179)	$148	$2,793	$(305)	$2,488

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2007 decreased by $164 thousand, to $0, as compared to the same 2006 period. The decrease was attributable to lower net loan originations in the third quarter of 2007 as compared to the third quarter of 2006.  In management’s opinion, the allowance for loan losses, totaling $4.6 million at September 30, 2007 is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At September 30, 2007, the Company had no non-accrual loans and no loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  We had no additional provisions for loan losses during the three months ended September 30, 2007 due to principal pay-downs exceeding loan originations and no discernable deterioration in the existing loan portfolio which would have required additional provisions.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations decreased $12.4 million in the third quarter of 2006 compared to a decrease in loan volume amounting to $4.5 million in the third quarter of 2007.  The decrease in net loan originations reflect management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2007, non-interest income amounted to $377 thousand compared to $382 thousand for the same period one year ago.  This decrease of $5 thousand, or 1.3%, is primarily attributable to lower other miscellaneous income, which decreased by $24 thousand, or 15.1%, for the quarter ended September 30, 2007, compared to the same prior year quarter.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2007 increased $309 thousand, or 8.9%, to $3.8 million compared to $3.5 million for the same prior year period.  The Company’s salary and employee benefits increased $237 thousand, or 13.6%, primarily as a result of additions of staff to support the growth of the Company, including a new branch, higher salaries and health insurance costs.  Advertising expense decreased by $10 thousand, or 8.8%.  Data processing fees decreased by $40 thousand, or 29.0%, due to efficiencies realized by the integration of the two banks operations.  Occupancy and equipment expense rose by $69 thousand, or 11.6%, as we opened a new branch and positioned our back-office operations for future growth.  Professional expenses increased by $68 thousand, or 71.6%, primarily due to the additional costs of being a public company and preparing for Section 404 internal control compliance requirements.  Outside service fees decreased by $6 thousand, or 5.2%.  Insurance costs increased by $90 thousand, or 166.7%, due primarily to increased FDIC insurance costs.  Other operating expenses decreased by $90 thousand, or 17.8%, as we focused on the reduction of other non-interest expenses during a period of slowed loan originations.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $86 thousand in costs for the third quarter of 2007 compared to $95 thousand for the same prior year quarter.  We anticipate continued increases in non-interest expense for the remainder of 2007 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of the two banks and operation of the Company.

Income Taxes

The Company recorded income tax expense of $662 thousand for the three months ended September 30, 2007 compared to $644 thousand for the three months ended September 30, 2006.  The increase is primarily due to lower tax-exempt income during the third quarter of 2007 compared to the same prior year quarter.  Pre-tax income was $1.7 million for both quarters ended September 30, 2007 and 2006.  The effective tax rate for the three months ended September 30, 2007 was 38.6% compared to 37.5% for the same 2006 period.

RESULTS OF OPERATIONS for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net Interest Income

The Company acquired Town Bank as of April 1, 2006.  Average balances used for yield calculation purposes for Town Bank during 2006 have been calculated from the date of acquisition, April 1, and averaged over the period of January 1, 2006 to September 30, 2006.

The Company’s interest income for the nine months ended September 30, 2007 increased by $6.3 million, or 30.1%, to $27.2 million, from $20.9 million in the same 2006 period.  Interest and fees on loans increased by $5.4 million, or 28.6%, to $24.3 million for the nine months ended September 30, 2007 compared to $18.9 million for the same 2006 period.  This increase was primarily due to the acquisition of Town Bank on April 1, 2006 and to a lesser extent the growth experienced in our loan portfolio as new loan originations exceeded principal repayments.  The average annualized yield on the Company’s loan portfolio was 7.84% for the nine months ended September 30, 2007 compared to 7.57% for the nine months ended September 30, 2006.

Interest income on federal funds sold and other short-term investments increased by $418 thousand, or 114.2%, from $366 thousand for the nine months ended September 30, 2006, to $784 thousand for the nine months ended September 30, 2007.  For the nine months ended September 30, 2007, the Company’s federal funds sold and other short-term investments had an average interest earning balance of $19.8 million with an average annualized yield of 5.29%.  For the nine months ended September 30, 2006, this category had average interest earning balances of $9.8 million with an average annualized yield of 4.98%.  The increase in market interest rates throughout 2006 accounted for the improvement in yield.  The Federal Reserve had increased the Fed Funds target rate to 4.25% on December 13, 2005 and steadily increased it to 5.25% by June 29, 2006, where it remained until decreased to 4.75% on September 18, 2007.

Interest income on investment securities totaled $2.2 million for the nine months ended September 30, 2007 compared to $1.7 for the nine months ended September 30, 2006. The increase in investment securities interest income was attributable to growth in the portfolio, which accounted for $208 thousand of the increase, and rate increases, which accounted for $228 thousand of the total increase of $436 thousand.  For the nine months ended September 30, 2007, investment securities had an average balance of $58.3 million with an average annualized yield of 4.93% compared to an average balance of $52.0 million with an average annualized yield of 4.40% for the nine months ended September 30, 2006.  Investment securities purchased during 2006 and 2007 generally had higher yields than those securities existing in the portfolio.

Interest expense on interest bearing liabilities amounted to $12.2 million for the nine months ended September 30, 2007, compared to $8.4 million for the same 2006 period, an increase of $3.8 million, or 45.2%.  During 2007, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, products and services offered at Two River were offered to Town Bank customers as well.  The average balance of our interest bearing deposit accounts and agreement to repurchase securities product was $388.8 million for the nine months ended September 30, 2007 compared to $306.0 million for the nine months ended September 30, 2006, an increase of $82.8 million, or 27.1%.  For the nine months ended September 30, 2007, the average interest cost for all interest bearing liabilities was 4.19% compared to 3.63% for the nine months ended September 30, 2006.  The acquisition of Town Bank and the overall higher level of market interest rates during 2007, along with management’s strategy to increase deposits, accounted for the increases in interest expense on interest bearing liabilities and the average balance of these accounts.

Management normally utilizes its borrowing lines to fund the growth in the loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and federal funds sold.  During the first nine months of 2007 and the first nine months of 2006, we had minimal need to access our short-term borrowing lines.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our Company’s acceptable credit criteria and loan category concentrations, and the acquisition of Town Bank as of April 1, 2006, have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the first nine months of 2007 increased to $13.9 million with an average rate of 3.73% compared to $8.7 million with an average rate of 3.19% during the same prior year period.  The higher interest rates paid during 2007 resulted from overall market conditions as previously described.

Net interest income increased $2.5 million, or 19.8%, to $15.1 million for the nine months ended September 30, 2007 compared to $12.6 million for the same 2006 period.

The increase in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 4.09% for the nine months ended September 30, 2007 from 4.26% for the nine months ended September 30, 2006.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2007 decreased by $480 thousand, or 89.4%, to $57 thousand as compared to the same 2006 period. The decrease was attributable to a net decrease in loans amounting to $8.2 million during the first nine months of 2007 as compared to a net increase in loans amounting to $45.9 million during the first nine months of 2006.  In addition, we experienced no discernable deterioration in the existing loan portfolio which would have required additional provisions. In management’s opinion, the allowance for loan losses, totaling $4.6 million at September 30, 2007 is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At September 30, 2007, the Company had no non-accrual loans and no loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.    The decrease in the above described net loan originations is reflective of management’s credit qualification criteria and the overall difficult economic environment within our market area. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the nine months ended September 30, 2007, non-interest income amounted to $1.2 million compared to $1.1 million for the same period one year ago.  This increase of $127 thousand, or 11.7%, is primarily attributable to increases in other loan customer service fees and other income.  Other loan customer service fees increased by $60 thousand, or 32.1%, as we experienced a higher amount of loan pre-payments and collected a higher amount of penalty fees, during the first nine months of 2007 as compared to the same prior year period.  Other miscellaneous income increased by $102 thousand, or 30.5%, during the first nine months of 2007, as compared to the same prior year period, as we realized increased income from our merchant debit card and ATM fee surcharge to non-customers operations.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2007 increased $2.4 million, or 27.0%, to $11.3 million compared to $8.9 million for the same prior year period.  Town Bank’s non-interest expenses included in the Company’s consolidated results of operations amounted to $3.9 million during the first nine months of 2007 compared to $2.2 million for the same prior year period, an increase of $1.7 million, or 77.3%.

The Company’s salary and employee benefits increased $1.3 million, or 28.3%, primarily as a result of additions of staff to support the growth of the Company, higher salaries and health insurance costs, and the additional salary and employee benefits expenses incurred as a result of the acquisition of Town Bank as of April 1, 2006.

Advertising expense increased by $10 thousand, or 3.3%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  Data processing fees increased by $19 thousand, or 5.6%, due primarily to Town Bank’s conversion related costs incurred during the first quarter of 2007.  Occupancy and equipment expense rose by $433 thousand, or 28.2%, as we opened a new branch and positioned our back-office operations for future growth.  Professional expenses increased by $220 thousand, or 72.8%, primarily due to the additional costs of being a public company, as we incurred costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 during 2007.  Outside service fees decreased by $4 thousand, or 1.2%.  Insurance costs increased by $260 thousand, or 167.7%, due primarily to increased FDIC insurance costs.  Other operating expenses only increased by $111 thousand, or 9.7%, as we focused on reduction of non-interest expenses during a period of slowed loan originations.

Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $268 thousand in costs for the first nine months of 2007 compared to $191 thousand for the same prior year period.  We anticipate continued increases in non-interest expense for the remainder of 2007 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of the two banks and operation of the Company.

Income Taxes

The Company recorded income tax expense of $1.9 million for the nine months ended September 30, 2007 compared to $1.5 million for the nine months ended September 30, 2006.  The increase is due to higher pre-tax income combined with lower tax-exempt income during the first nine months of 2007 as compared to the same prior year period.  The effective tax rate for the nine months ended September 30, 2007 was 38.9% compared to 36.7% for the same 2006 period.

Financial Condition
General

Total assets increased to $527.7 million at September 30, 2007, compared to $520.5 million at December 31, 2006, an increase of $7.2 million, or 1.4%.  The increase in total assets was funded by the growth in our securities sold under agreements to repurchase, which increased $6.1 million, or 78.2%, to $13.9 million at September 30, 2007, from $7.8 million at December 31, 2006.  The growth in this funding source was invested in investment securities, which increased $15.1 million, or 28.8%, from $52.4 million at December 31, 2006, to $67.5 million at September 30, 2007.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  Due to these agency guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are backed by private pools of mortgages.  At September 30, 2007, we maintained $21.7 million of mortgage backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest and are performing to the terms of their prospectus.

Investments totaled $67.5 million at September 30, 2007 compared to $52.4 million at December 31, 2006, an increase of $15.1 million, or 28.8%.  Investment securities purchases amounted to $27.1 million during the first nine months of 2007.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $12.1 million during the first nine months of 2007.  Additional funding resulted from our growth in securities sold under agreements to repurchase, which increased by $6.1 million during the first nine months of 2007 and net loan payments in excess of originations, which amounted to $8.2 million during this same period.  During each of the nine month periods ended September 30, 2007 and 2006, there were no sales of investment securities.  Management considers unrealized losses in the securities portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of September 30, 2007 or December 31, 2006.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of September 30, 2007 and December 31, 2006.

	September 30,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$102,572	25.1%	$99,994	24.0%
Real estate – construction	95,939	23.5%	112,088	26.9%
Real estate – commercial	164,450	40.2%	158,523	38.0%
Real estate – residential	2,900	0.7%	2,477	0.6%
Consumer	42,665	10.5%	44,218	10.6%
Other	542	0.1%	117	0.0%
Unearned fees	(384)	-0.1%	(513)	-0.1%
Total loans	$408,684	100.0%	$416,904	100.0%

For the nine months ended September 30, 2007, loans decreased by $8.2 million, or 2.0%, to $408.7 million from $416.9 million at December 31, 2006.  For the first nine months of 2007, our loan portfolio decreased in volume and began to change in composition, as we focused on maintaining our established credit culture during an increasingly difficult economic environment, while decreasing our concentration in construction lending.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.  At September 30, 2007, the Company had no non-accrual loans, no restructured loans, and no loans past due 90 days or more and still accruing.

At December 31, 2006, the Company had no non-accrual loans, no loans past due 90 days or more, and no restructured loans.  The Company also had no other real estate owned due to foreclosure at September 30, 2007 and December 31, 2006.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006.

	September 30,		December 31,
	2007	2006	2006
	(in thousands, except percentages)

Balance at beginning of year	$4,567	$2,380	$2,380
Acquisition of Town Bank	-	1,536	1,536
Provision charged to expense	57	537	649
Loans (charged off) recovered, net	-	(7)	2

Balance of allowance at end of period	$4,624	$4,446	$4,567

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as a percent of loans at period-end	1.13%	1.11%	1.10%

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

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance.  The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses.  Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers.  The Company is owner and beneficiary of the policies. Increases in the cash surrender value of this investment are recorded in other income in the statements of income.  Bank-owned life insurance increased by $93 thousand during the first nine months of 2007 as a result of increases in the cash surrender value of this investment, which amounted to $3.9 million at September 30, 2007.

Premises and Equipment

Premises and equipment totaled approximately $4.7 million and $5.2 million at September 30, 2007 and December 31, 2006, respectively.  The decrease in the Company’s premises and equipment was due to depreciation expenses amounting to $763 thousand which was partially off-set by purchases of premises and equipment amounting to $261 thousand during the first nine months of 2007.

Intangible Assets

Intangible assets totaled $26.4 million at September 30, 2007 compared to $26.5 million at December 31, 2006.  The Company’s intangible assets at September 30, 2007 were comprised of $24.8 million of goodwill and $1.6 million of core deposit intangibles, net of accumulated amortization of $555 thousand.  At December 31, 2006, the Company’s intangible assets were comprised of $24.7 million of goodwill and $1.8 million of core deposit intangibles, net of accumulated amortization of $287 thousand.  The goodwill and core deposit intangibles were recorded as a result of the acquisition of Town Bank on April 1, 2006.  Goodwill increased by $110 thousand in 2007 as a result of the finalization of purchase accounting adjustments pertaining to the acquisition of Town Bank.

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

At September 30, 2007, total deposits amounted to $439.3 million, reflecting a decrease of $2.6 million, or 0.6%, from December 31, 2006.  Decreases in certificates of deposit balances, money market account balances and other interest-bearing deposit products were due to our pricing strategies as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate increases and competitive pressures, we have found certificates of deposit promotions and other interest-bearing deposit products, targeted to obtain new customers and new deposits, to be our most efficient and cost effective source to fund our loan originations, when present.
Core deposits consist of all deposits, except certificates of deposits in excess of $100 thousand.  Core deposits at September 30, 2007 accounted for 77.8% of total deposits compared to 73.7% at December 31, 2006.  During the first nine months of 2007, the Company marketed deposit products other than certificates of deposits in its local market areas for the purpose of increasing deposits to fund the loan portfolio.  The Company found this strategy was able to provide a more cost effective source of funding.  This program accounted for the increase in the core deposit ratio.

Short-Term Borrowings

Each subsidiary bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an aggregate amount up to $12.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at September 30, 2007 and December 31, 2006.  Two River also maintains secured borrowing lines with the Federal Home Loan Bank of New York in an amount of up to $57.4 million.  At September 30, 2007 and December 31, 2006, the Company had no borrowings under this line.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $13.9 million at September 30, 2007 from $7.8 million at December 31, 2006, an increase of $6.1 million, or 78.2%.  The increase was due to market penetration as the Company made our customer services available company-wide to both operating subsidiaries.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of our Company’s asset and liability management structure is the level of liquidity which is available to meet the needs of our customers and requirements of creditors.  The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  Each subsidiary bank invests the funds not needed to meet its cash requirements in overnight federal funds sold.  With adequate deposit inflows coupled with the above mentioned cash resources, management is maintaining short-term assets which we believe to be adequate.  At September 30, 2007, the Company had $7.4 million of federal funds sold, compared to $6.1 million of federal funds sold at December 31, 2006.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Commercial lines of credit	$38,362	$51,138
One-to-four family residential lines of credit	25,967	28,543
Commitments to grant commercial and construction loans secured by real-estate	23,429	34,500
Commercial and financial letters of credit	4,833	4,192

	$92,591	$118,373

Capital

Shareholders’ equity increased by approximately $3.2 million, or 4.7%, to $71.5 million at September 30, 2007 compared to $68.3 million at December 31, 2006.  Net income for the nine month period ended September 30, 2007 added $3.0 million to shareholders’ equity.  Shareholders’ equity was also increased by stock options exercised amounting to $71 thousand and $23 thousand of tax benefits realized from the exercise of non-qualified stock options.  These increases in shareholders’ equity were further increased by net unrealized gains on securities available for sale, net of tax, amounting to $67 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets, and Tier 1 Capital to Average Assets leverage ratio.  At September 30, 2007, management believes that the Company and each subsidiary bank have met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the subsidiary banks, Two River and Town Bank, at September 30, 2007 and December 31, 2006, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006
Community Partners	8.77%	8.52%	10.49%	9.68%	11.57%	10.73%
Two River	8.69%	8.41%	10.24%	9.55%	11.26%	10.54%
Town Bank	9.10%	8.94%	11.14%	10.14%	12.30%	11.29%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

At September 30, 2007, the income simulation model for each of our subsidiaries indicates the level of interest rate risk as presented below.  At September 30, 2007, Community Partners had no assets or liabilities which would affect this analysis.

	Gradual change in interest rates
(dollars in thousands)	200 basis point increase		200 basis point decrease
	Dollar risk	Percent of risk	Dollar risk	Percent of risk
Twelve month horizon:

Net interest income:
Two River	$420	3.36%	$(487)	(3.89)%
Town Bank	$519	6.46%	$(460)	(5.73)%

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

 At September 30, 2007, the Company’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the Company’s negative 3% guideline, as shown in the following table. The market capitalization of the Company should not be equated to the EVPE, which only deals with the valuation of balance sheet cash flows using conservative assumptions.  Calculated core deposit premiums may be less than what is available in an outright sale.  The model does not consider potential premiums on floating rate loan sales, the impact of overhead expense, non-interest income, taxes, industry market price multiples and other factors reflected in the market capitalization of a company.

Market Risk Analysis

Community Partners
Change in interest rate (Dollars in thousands)	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$70,165	$69,508	$67,603
Change	$(1,299)	$(1,956)	$(3,861)
Change as a Percentage of Assets	-0.2%	-0.4%	-0.7%

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and Barry B. Davall (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.2
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.3
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.4
Change in Control Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, The Town Bank and Robert W. Dowens, Sr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.5
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Barry B. Davall (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.6
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and William D. Moss (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.7
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Robert Dowens, Sr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.8
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Michael J. Gormley (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

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

COMMUNITY PARTNERS BANCORP

Date: November 14, 2007	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)