Form 10-K
period 2007-12-31
Community Partners Bancorp
filed 2008-03-31
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to _______

Commission file Number:  000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $60,435,899.

As of March 12, 2008, 6,737,303 shares of the registrant’s common stock were outstanding.

Document incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K

i

PART I

Forward-Looking Statements

When used in this and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer of ours, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of ours of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed in this report under the heading “Risk Factors”; changes in the direction of the economy nationally or in New Jersey; changes in effective income tax rates; continued relationships with major customers including sources for loans; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; and the effects of general economic conditions and legal and regulatory barriers and structures. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of our business and operations are described in Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1.  Business.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other statements set forth in this report.

Community Partners Bancorp

Community Partners Bancorp, which we refer to herein as “Community Partners,” the “Company,” “we,” “us” and “our,” is a business corporation organized under the laws of the State of New Jersey in August 2005. The principal place of business of Community Partners is located at 1250 Highway 35 South, Middletown, New Jersey 07748 and its telephone number is (732) 706-9009.

Community Partners was organized to effect the acquisition of, and become the holding company for, two New Jersey chartered commercial banks, Two River Community Bank (“Two River”), located in Middletown, New Jersey, and The Town Bank (“Town Bank”), located in Westfield, New Jersey.  Throughout this document, we refer to each of Two River and Town Bank as a “Bank” and we refer to them together as the “Banks”.  At the effective time of the acquisition in April 2006, each Bank became a wholly-owned subsidiary of Community Partners.

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

As of December 31, 2007, the Company had consolidated assets of $525.1 million, total deposits of $427.0 million and shareholders’ equity of $72.5 million.

Employees

           As of December 31, 2007, Community Partners had a total of 137 employees, of whom 123 were full-time and 14 were part-time employees.  The Company's employees are not represented by a union or covered by a collective bargaining agreement.  Management of the Company believes that, in general, its employee relations are good.

The Banks

Two River was organized in January 2000 as a New Jersey state chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, Two River offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals principally in the Monmouth County, New Jersey area.  Two River also offers its customers numerous banking products such as safety deposit boxes, a night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, federal payroll tax deposits, telephone and internet banking and merchant card services.  Two River currently operates 10 banking offices and a non-banking operations facility in Monmouth County, New Jersey.  Two River’s principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey.  Other banking offices are located in Allaire, Atlantic Highlands, Cliffwood, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), and West Long Branch, New Jersey.

Town Bank was organized in 1998 as a New Jersey state chartered commercial bank in Westfield, New Jersey by a group of prominent local business and community leaders to provide community banking as an alternative to larger financial institutions. Town Bank commenced operations in October 1998, and conducts business from two banking locations in Westfield and one banking location in Cranford, New Jersey.  During March 2008, Town Bank opened its fourth banking office in Fanwood, New Jersey.  Each branch is within 75 miles of the metropolitan areas of both New York City and Philadelphia. Town Bank’s primary trade area includes the town of Westfield as well as the immediately contiguous portions of Clark, Cranford, Fanwood, Garwood, Mountainside and Scotch Plains in Union County, New Jersey. The Westfield area is a bedroom community for New York City, approximately 25 miles to the east, and is easily accessible by major highways or rail.  Town Bank provides a wide-range of commercial and consumer banking products and services, including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.

We believe that Two River and Town Bank customers still want to do business with a banker and that they want to feel that they are important to that banker. To accomplish this objective, Two River and Town Bank emphasize to their employees the importance of delivering exemplary customer service and seeking out opportunities to build further relationships with the Banks’ customers.  Two River’s and Town Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the statutory limits.

Competition

We expect that for the near future, our primary business will be the ownership of the Banks.  Therefore, the competitive conditions to be faced by Community Partners will be those faced by the Banks.  Both Banks face substantial competition for deposits and creditworthy borrowers.  They compete with both New Jersey and regionally based commercial banks, savings banks and savings and loan associations, as well as national financial institutions, most of which have assets, capital and lending limits greater in amount than that of the Banks. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

Products and Services

The Banks each offer a full range of retail and commercial banking services to our customers at each branch where they operate.  These services include a wide variety of business loans and consumer lending products; checking, savings, money market and certificates of deposit; corporate services for businesses and professionals; safe deposit boxes; ACH (automatic clearing house) services; debit card and ATM services; and check deposit pick-up.  Other service products include traveler’s checks, money orders, treasurer’s checks, and direct deposit facilities.  We also offer customers the convenience of a full complement of Internet banking services that allow them to check account balances, view account activity, transfer funds, place stop-payment orders, and pay their bills any time of the day or night.  Deposits are insured up to applicable legal limits.

Lending Activities

The Banks engage in a variety of lending activities, which are primarily categorized as commercial and residential real estate - consumer lending. The strategy is to focus their lending activities on small and medium-sized business customers and retain customers by offering them a wide range of products and personalized service. Commercial and real estate mortgage lending (consisting of commercial real estate, commercial business, construction and other commercial lending) are currently our main lending focus. Sources to fund loans are derived primarily from deposits, although we do occasionally borrow to fund loan growth or meet deposit outflows.

The Banks presently generate the vast majority of our loans in the State of New Jersey, with a significant portion in Union and Monmouth Counties. Loans are generated through marketing efforts, the Banks’ present customers, walk-in customers, referrals, the directors, founders and advisory boards of the Banks. The Banks have been able to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices and sound management.  Each Bank has an established written loan policy for each of its categories of loans. These loan policies have been adopted by the board of directors of each Bank and are reviewed annually.  Any loan to Bank or Company directors or their affiliates must be reviewed and approved by the lending Bank’s board of directors in accordance with the loan policy for such loans as well as applicable state and federal law.  Under our loan policies, approval of affiliate transactions are made only by independent board members.

 In managing the growth and quality of the Banks’ loan portfolio, we have focused on: (i) the application of prudent underwriting criteria; (ii) the active involvement by senior management and the Banks’ boards of directors in the loan approval process; (iii) the active monitoring of loans to ensure that repayments are made in a timely manner and early detection of potential problem loans; and (iv) a loan review process by an independent loan review firm, which conducts in-depth reviews of portions of the loan portfolio on a quarterly basis.

 Our principal earning assets are loans originated or participated in by the Banks. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure. Because the vast majority of the Banks’ loans are made to borrowers located in Union and Monmouth Counties, New Jersey, each loan or group of loans presents a geographical risk and credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in interest rates.

Commercial and Construction Loans

 Our commercial loan portfolio consists primarily of commercial business loans to small and medium sized businesses and individuals for business purposes and commercial real estate loans.

 Commercial and industrial loans are usually made to finance the purchase of inventory and new or used equipment or for short-term working capital. Generally, these loans are secured, but these loans are sometimes granted on an unsecured basis. To further enhance our security position, we generally require personal guarantees of the principal owners of the entities to which we lend. These loans are made on both a line of credit basis and on a fixed-term basis ranging from one to five years in duration. At December 31, 2007 and December 31, 2006, commercial and industrial loans comprised 27.5% and 24.0%, respectively, of our total loan portfolio.

 Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. These loans are generally offered on a fixed or variable rate basis with five to 20 year maturities, subject to rate re-adjustments every five years, and a 10 to 20 year amortization schedule. At December 31, 2007 and December 31, 2006, commercial real estate loans comprised 40.1% and 38.0%, respectively, of our total loan portfolio.

Construction and land development loans are made on a short-term basis for both residential and non-residential properties and are secured by land and property. Construction loans are usually for a term of six to 12 months. Funds for construction loans are disbursed against work in place as phases of construction are completed and after the construction is inspected by an independent third party. At December 31, 2007 and December 31, 2006, construction loans comprised 20.8% and 26.8%, respectively, of our total loan portfolio.

We have established written underwriting guidelines for commercial loans.  Pursuant to these guidelines, in granting commercial loans, we look primarily to the borrower’s cash flow as the principal source of loan repayment.  Collateral and personal guarantees of the principals of the entities to which we lend are consistent with the requirements of our loan policy.

Commercial loans are often larger and may involve greater risks than other types of lending.  Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Construction loans involve the additional risk of non-completion of the project by the borrower. We are also involved with off-balance sheet financial instruments, which include collateralized commercial and standby letters of credit meeting the financial needs of our customers.  We seek to minimize these risks through our underwriting guidelines.  There can be no assurances, however, of success in the efforts to minimize these risks.

Residential Real Estate and Consumer Loans

We offer a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit and loans, personal loans, automobile loans and overdraft protection. Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate with a loan to value ratio range of 70 to 80% depending on underwriting qualifications. Lines of credit are available to qualified applicants in amounts up to $250,000 for up to 15 years.  We also offer fixed rate home equity loans in amounts up to $250,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers and real estate collateral supporting the mortgage debt.  At December 31, 2007 and December 31, 2006, consumer and residential real estate loans comprised 11.4% and 11.2%, respectively, of our total loan portfolio.

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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing, and other real estate owned, which consists of real estate acquired as the result of a defaulted loan.  When a loan is classified as non-accrual, interest accruals cease and all past due interest is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal unless we determine that the financial condition of the borrower and other factors merit recognition of such payments as interest.  At December 31, 2007, the Company had no non-accrual loans, and had loans past due 90 days or more and still accruing, but which management expects will eventually be paid in full, equal to $799,000.  The Company had no other real estate owned at December 31, 2007.

We utilize a risk system, as described below under the section titled “Allowance for Loan Losses”, as an analytical tool to assess risk and set appropriate reserves.  In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve or reasons which might bear on ultimate collectibility.  In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected.  A loan is classified “doubtful” when it has all the weaknesses inherent in one classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and of such little value that the asset’s continuance as an asset on the balance sheet is not warranted.

In addition to categories for non-accrual loans and loans past due 90 days or more that are still accruing interest, we maintain a list of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods.  Loans on this “watch list” are subject to heightened scrutiny and more frequent review by management.  The balance of the watch list loans at December 31, 2007 totaled approximately $10.8 million.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized. Risks from the loan portfolio are analyzed on a continuous basis by loan officers, and periodically by our outside independent loan review auditors, directors on the lending Bank’s  Loan Committee and the lending Bank’s board of directors as a whole.

A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.  In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans).

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

 We conduct our asset/liability management through consultation with members of our board of directors, senior management and an outside financial advisor. The asset/liability investment committee, commonly known as an ALCO committee, is comprised of the president, chief financial officer and certain members of our board of directors. The ALCO committee, in consultation with our board of directors, is responsible for the review of interest rate risk and evaluates future liquidity needs over various time periods.

We have established a written investment policy which is reviewed annually by the ALCO committee and our board of directors that applies to Community Partners and to the Banks. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for its investment portfolio.

 The ALCO committee is responsible for monitoring the investment portfolios of Community Partners and of the Banks and ensuring that investments comply with the investment policy.  The ALCO committee may from time to time consult with investment advisors.  Each Bank president and its chief financial officer may purchase or sell securities in accordance with the guidelines of the ALCO committee.  Each Bank’s board of directors reviews the components of the investment portfolio on a monthly basis.

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

The Banks’ deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. Deposits are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in its market area.

Business Growth Strategy

Our current plan for growth emphasizes expanding our market presence in the communities located between Union County and Monmouth County, New Jersey by adding strategically located new offices and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. We believe that this strategy will continue to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economies of scale and other efficiencies.  Our efforts include opening retail banking offices in Middlesex County and other attractive markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing our customary superior service, our core deposits will naturally increase.

Supervision and Regulation

Overview

Two River, Town Bank and Community Partners operate within a system of banking laws and regulations intended to protect bank customers and depositors.  These laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of Community Partners, Two River and Town Bank.

Community Partners is a bank holding company under the Federal Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Modernization Act of 1999, known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System.  In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, would permit bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the BHCA for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Community Partners does not presently intend to seek a “financial holding company” designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. We believe that seeking such a designation for Community Partners would not position it to compete more effectively in the offering of products and services currently offered by the Banks.  Community Partners is also subject to other federal laws and regulations as well as the corporate laws and regulations of New Jersey, the state of its incorporation.

The BHCA prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks.  The BHCA requires prior approval by the Federal Reserve Board of the acquisition by the Company of more than five percent of the voting stock of any other bank.  Satisfactory capital ratios, Federal Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions.

Two River and Town Bank are each commercial banks chartered under the laws of the State of New Jersey and are subject to the New Jersey Banking Act of 1948 (the “Banking Act”).  As such, they are subject to regulation, supervision and examination by the New Jersey Department of Banking and Insurance and by the FDIC.  Each of these agencies regulates aspects of activities conducted by the Banks and Community Partners, as discussed below.  Neither Bank is a member of the Federal Reserve Bank of New York.

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

Dividend Restrictions

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Banks. Dividend payments by the Banks to the Company are subject to the Banking Act and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

During 2007, Community Partners received cash dividends from the Banks totaling $1,000,000 for general corporate purposes. The cash dividends paid by the Banks during 2007 to the parent company did not adversely affect the ability of the subsidiary Banks to be well-capitalized.

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

Community Partners did not pay any cash dividends to shareholders in 2007 and does not contemplate the payment of cash dividends to shareholders in 2008.  On July 17, 2007, Community Partners declared a 3% stock dividend, which was paid on August 31, 2007 to shareholders of record as of August 10, 2007.

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

Liability of Commonly Controlled Institutions and “Source of Strength” Doctrine

The FDIA contains a “cross-guarantee” provision that could result in any insured depository institution owned by Community Partners being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Community Partners. Capital loans by a bank holding company to a bank subsidiary are subordinate in right of repayment to deposits and other bank indebtedness. If a bank holding company declares bankruptcy, its bankruptcy trustee must fulfill any commitment made by the bank holding company to sustain the capital of its subsidiary banks.

FIRREA

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.  These provisions have commonly been referred to as FIRREA’s “cross guarantee” provisions. Further, under FIRREA, the failure to meet capital guidelines could subject a bank to a variety of enforcement remedies available to federal regulatory authorities.

FIRREA also imposes certain independent appraisal requirements upon a bank’s real estate lending activities and further imposes certain loan-to-value restrictions on a bank’s real estate lending activities.  The bank regulators have promulgated regulations in these areas.

Deposit Insurance

The Banks are each members of the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund was formed in 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund as a requirement of the Federal Deposit Insurance Reform Act of 2005.

Capital Adequacy

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”).  The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance (“Tier II and Tier III Capital”).  “Total Capital” is the sum of Tier I Capital and Tier II and Tier III Capital.  At December 31, 2007, Community Partners’ ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 11.66% and 10.59%, respectively, Two River’s ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 10.96% and 9.95%, respectively, and Town Bank’s ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 12.42% and 11.25%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points.  At December 31, 2007, Community Partners’ leverage ratio was 9.15%.

Prompt Corrective Action

The FDIA requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Community Partners’ financial condition. Under the FDIA’s Prompt Corrective Action Regulations, the Banks must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Prompt Corrective Action Regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category by which the institution is classified. Institutions categorized as “undercapitalized” or worse may be subject to requirements to file a capital plan with their primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes “critically undercapitalized,” it generally must be placed in receivership or conservatorship within 90 days.

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

At December 31, 2007, Two River and Town Bank were each “well capitalized” based on the ratios and guidelines noted above. However, the capital categories of these banks are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of their overall financial condition or prospects.

Unsafe and Unsound Practices

Notwithstanding its Prompt Corrective Action Regulations category dictated by risk-based capital ratios, the FDIA permits the appropriate bank regulatory agency to reclassify an institution if it determines, after notice and a hearing, that the condition of the institution is unsafe or unsound, or if it deems the institution to be engaging in an unsafe or unsound practice. Also, if a federal regulatory agency with jurisdiction over a depository institution believes that the depository institution will engage, is engaging, or has engaged in an unsafe or unsound practice, the regulator may require that the bank cease and desist from such practice, following notice and a hearing on the matter.

The USA PATRIOT Act

On October 26, 2001, the President of the United States signed into law certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001. Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as Two River and Town Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for the institution and adversely affect its reputation.  The Banks and Community Partners adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and each of them will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by the Treasury Department regulations.

Community Reinvestment Act

The Federal Community Reinvestment Act (“CRA”), requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank’s failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions.  Upon completion of a CRA examination, an overall CRA rating is assigned using a four-tiered rating system.  These ratings are:  Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance.

In the latest CRA examination report with respect to Two River, dated February 23, 2006, Two River received a rating of Satisfactory. In the latest CRA examination report with respect to Town Bank, dated January 5, 2006, Town Bank received a rating of Satisfactory.

Consumer Privacy

In addition to fostering the development of “financial holding companies,” the Gramm-Leach-Bliley Act modified laws relating to financial privacy. Its financial privacy provisions generally prohibit financial institutions, including both Banks and Community Partners, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so. It has never been the policy of either Bank, and is not now the policy of Community Partners, to release such information except as may be required by law.

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

Depositor Preference Statute

In 1993, the United States enacted amendments to the FDIA that created a preference for depositors in the distribution of the assets of a failed bank.  Section 11(d)(11)(A) of the FDIA, also known as the National Depositor Preference Statute, states that depositors and certain claimants for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against the institution, in the event of a “liquidation or other resolution” of the institution by a receiver.

Gramm-Leach-Bliley Act

The Financial Modernization Act of 1999, or Gramm-Leach-Bliley Act, became effective in early 2000. The Gramm-Leach-Bliley Act:

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

•
allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in, if the bank meets certain management, capital and Community Reinvestment Act standards; and

•
allows insurers and other financial services companies to acquire banks and removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

The Gramm-Leach-Bliley Act modified other financial laws, including laws related to financial privacy and community reinvestment.

The Gramm-Leach-Bliley Act also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which became law on July 30, 2002, created new legal requirements affecting corporate governance, accounting and corporate reporting for companies with publicly traded securities.

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the registered public accounting firm that prepares or issues an accountant’s report that is included in the company’s annual report, attesting to the effectiveness of management’s internal controls over financial reporting.  Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules, this is the first year that we are required to provide management’s report on internal control over financial reporting with our annual report, and compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2008.

All of the national stock exchanges, including the Nasdaq Capital Market where our common stock is listed, have implemented corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the nominating, corporate governance, and audit committees.  The rule changes are intended to, among other things, make the board of directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors.  These increased burdens have increased our legal and accounting fees and the amount of time that our board of directors and management must devote to corporate governance issues.

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

Deterioration in local, regional, national or global economic conditions in Monmouth or Union County in New Jersey could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition.  Unlike larger banks that are more geographically diversified, we provide banking and financial services within Monmouth and Union Counties in New Jersey.  Therefore, we are particularly vulnerable to adverse local economic conditions.

If economic conditions deteriorate, particularly in the market areas of the Banks, our results of operations and financial condition could be adversely affected as borrowers' ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the market areas of the Banks, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.

Decreases in local real estate values would adversely affect the value of property used as collateral for our loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions such as the Banks.  As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We plan to continue to grow rapidly and there are risks associated with rapid growth.

We intend to continue to expand our business and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls, lending standards and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain lending standards and asset quality, this continued rapid growth could materially adversely affect our financial performance.

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

The anti-money laundering, or AML, and bank secrecy, or BSA, laws have imposed far-reaching and substantial requirements on financial institutions.  The enforcement policy with respect to AML/BSA compliance has been vigorously applied throughout the industry, with regulatory action taking various forms.  We believe that our policies and procedures with respect to combating money laundering are effective and that our AML/BSA policies and procedures are reasonably designed to comply with applicable standards.  We cannot provide assurance that in the future we will not face a regulatory action, adversely affecting our ability to acquire banks or open new branches.  However, we are not prohibited from acquiring banks or opening branches based upon the results of our most recently completed regulatory examination.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

The following table provides certain information with respect to properties:

Office Location	Address	Description	Opened
Two River Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Operations Center:	178 Office Max Plaza Suite 3-A Eatontown, NJ	7,200 sq. ft. operations office space (leased)	06/02

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	700 sq. ft. ground floor of downtown space (leased)	03/02

Cliffwood:	Angel Street & Route 35 Aberdeen, NJ	2,500 sq. ft. building (leased)	11/04

Cranford Office:	104 Walnut Avenue Cranford, NJ	800 sq. ft. storefront (leased)	11/07

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Navesink:	East Pointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	City Centre Plaza 100 Water Street Red Bank, NJ	512 sq. ft. in strip shopping center (leased)	09/02

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	3,400 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Town Bank Main Office:	520 South Avenue Westfield, NJ	3,000 sq. ft. stand-alone building (leased)	10/98

Downtown Office:	44 Elm Street Westfield, NJ	3,000 sq. ft. building (owned)	04/01

Two River leases premises in Manasquan, New Jersey for an approved branch location.  We anticipate that the approximately 4,300 square foot branch will open during the second quarter of 2008.

Item 3.   Legal Proceedings.

At December 31, 2007, we were not involved in any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

           The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”.  The following are the high and low sales prices per share prospective from April 4, 2006, the date the Company’s common stock began trading on the Nasdaq Capital Market.  The high and low sales prices have been adjusted for the 3% stock dividend declared July 17, 2007 and the 3% stock dividend declared July 18, 2006.

	2007		2006
	High	Low	High	Low
First Quarter	$10.13	$8.79	$--	$--
Second Quarter	9.59	8.75	14.64	9.38
Third Quarter	9.56	8.20	11.90	9.88
Fourth Quarter	13.15	8.50	11.09	9.32

Community Partners did not pay any cash dividends to shareholders in 2007 and does not contemplate the payment of cash dividends to shareholders in 2008.  On July 17, 2007, Community Partners declared a 3% stock dividend, which was paid on August 31, 2007 to shareholders of record as of August 10, 2007.

As of March 20, 2008, there were approximately 512 record holders of the Company’s common stock.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operation is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2007 and 2006.  The following information should be read in conjunction with the audited consolidated financial statements as of and for the period ended December 31, 2007, including the related notes thereto.

Critical Accounting Policies and Estimates

 The following discussion is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

 Note 1 to our audited consolidated financial statements for December 31, 2007 contains a summary of the Company’s significant accounting policies.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

 Stock Based Compensation.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment,” using the modified-prospective transition method.  Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R).  We had no non-vested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  The 2007 Plan, which was approved at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the 2007 Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of common stock reserved and available under the 2007 Plan is 772,500 after adjusting for the 3% stock dividend paid on August 31, 2007 to shareholders of record as of August 10, 2007.  Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the years ended December 31, 2007 and 2006.

Investment Securities Impairment Valuation.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

These standards necessitate the application of accounting policies and procedures that entail the use of assumptions, estimates, and judgments that are critical to the presentation of financial information, including the ongoing valuation of intangibles.  Goodwill and other intangible assets are reviewed for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  The magnitude of the acquisition of Town Bank on our consolidated results suggests that the application of these standards since the date of that acquisition is substantially more critical to the presentation of financial information than it was for periods prior to the acquisition.

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

Executive Summary

Net income totaled $3.7 million for the year ended December 31, 2007, which was the same amount we earned the prior year.  Basic earnings per share were $0.54 for the year ended December 31, 2007 compared to $0.61 per share for the same period in 2006.  Diluted earnings per share for the year ended December 31, 2007 amounted to $0.53 compared to $0.59 per diluted share for the year ended December 31, 2006.  For the year ended December 31, 2007, net interest income increased by $2.4 million, or 13.6%, to $20.0 million from $17.6 million recorded for the year ended December 31, 2006.

All per share amounts have been retroactively adjusted to reflect the 3% stock dividend paid by Community Partners on August 31, 2007.

Total assets increased by $4.6 million, or 0.9%, to $525.1 million at December 31, 2007 from $520.5 million at December 31, 2006.  The increase in total assets was primarily the result of growth in our source of funding from securities sold under agreements to repurchase and long-term debt, which we used to increase our securities available for sale portfolio.

The loan portfolio, net of the allowance for loan losses, amounted to $412.3 million at December 31, 2007, which was the same level reported at December 31, 2006.  The allowance for loan losses totaled $4.7 million, or 1.12% of total loans at December 31, 2007, compared to $4.6 million, or 1.10% of loans outstanding, at December 31, 2006.  The lack of loan growth experienced during 2007 reflects our efforts to maintain our high credit standards in a challenging market, in addition to our desire to emphasize commercial and consumer lending while placing less reliance on construction lending.

Deposits decreased to $427.0 million at December 31, 2007 from $441.9 million at December 31, 2006, a decrease of $14.9 million, or 3.4%.  The decrease in deposits is primarily attributable to our strategic initiative to place less reliance on high-cost certificates of deposit as a funding source for our loan portfolio.  During 2007, we priced our certificates of deposit $100,000 and over at rates that did not exceed our market competition.  The balance of certificates of deposit $100,000 and over amounted to $93.6 million at December 31, 2007 compared to $116.3 million at December 31, 2006.

The following table provides information on our performance ratios for the dates indicated.

	2007	2006	2005
Performance Ratios:
Return on average assets	0.68%	0.82%	0.82%
Return on average tangible assets	0.72%	0.85%	0.82%
Return on average shareholders’ equity	5.19%	6.60%	9.16%
Return on average tangible shareholders’ equity	8.30%	10.27%	9.16%
Average equity to average assets	13.14%	12.38%	9.00%
Average tangible equity to average tangible assets	8.63%	8.32%	9.00%
Dividend payout	0.00%	0.00%	0.00%

We anticipate that our performance ratios will remain challenging as we expect that our income from continuing operations in 2008 will continue to be impacted by higher costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the integration of the operations of the two Banks and the operation of the Company.  In addition, should poor economic conditions in the New Jersey real estate market and/or a general decline in economic conditions in New Jersey continue throughout 2008 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and reduced loan originations as we continue to pursue only quality loans based on our guidelines.

Results of Operations

Our principal source of revenue is net interest income, the difference between interest income on interest earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and federal funds sold.  Sources to fund interest earning assets consist primarily of deposits and borrowed funds.  Our net income is also affected by our provision for loan losses, other income and other expenses.  Other income consists primarily of service charges, commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Income

For the year ended December 31, 2007, net income amounted to $3.7 million, or $0.54 per share for basic and $0.53 per share for diluted shares, compared to net income of $3.7 million, or $0.61 per share for basic and $0.59 per share for diluted shares, for the year ended December 31, 2006.

Our net income for the year ended December 31, 2007 was comparable to our net income for the year ended December 31, 2006 primarily as a result of a $2.4 million, or 13.6%, increase in net interest income for the 2007 period as compared to the 2006 period, which was offset by increased non-interest expenses.  During 2007, our non-interest expenses increased $3.0 million, or 24.0%, from $12.5 million during 2006 to $15.5 million during 2007.  We anticipate continued increases in non-interest expenses during future periods as we continue to incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of the two Banks and operation of the Company.  Additional increases in non-interest expenses resulted as we increased our support staff and deployed other resources in order to continue our strategic plan.

Net Interest Income

For the year ended December 31, 2007, we recognized net interest income of $20.0 million, as compared to $17.6 million for the year ended December 31, 2006.  We achieved this $2.4 million, or 13.6%, increase by increasing our average balance of interest earning assets by $76.0 million, or 18.3%, to $490.2 million for the year ended December 31, 2007 from $414.2 million for the year ended December 31, 2006, while our net interest spread and net interest margin declined by 22 basis points and 17 basis points, respectively, to 3.20% and 4.07% for the year ended December 31, 2007 from 3.42% and 4.24% for the year ended December 31, 2006, primarily as a result of increasingly competitive market conditions, changing market rates and a less robust economy.

For the year ended December 31, 2007, our total interest income increased to $35.8 million from $29.8 million for the year ended December 31, 2006.  This $6.0 million, or 20.1%, increase was driven primarily by increased volume, as volume-related increases in interest income of $5.4 million were further increased by rate-related increases of $659,000 for the fiscal year ended December 31, 2007 as compared to the prior fiscal year.  Most of the interest-income increases came from our loan portfolio, which accounted for $4.7 million of the $5.4 million volume-related increase, and $304,000 of the $659,000 rate-related increase, as our average loans outstanding increased by $61.5 million, or 17.4%, to $414.2 million for the year ended December 31, 2007 from $352.7 million for the year ended December 31, 2006.  The increase in the average balances of interest-earning assets was due primarily to the continued growth of our Company and the acquisition of Town Bank as of April 1, 2006.  The average yield on our interest-earning assets increased by 12 basis points to 7.31% for the fiscal year ended December 31, 2007 from 7.19% for the prior fiscal year.  The increase in market interest rates throughout 2006, partially offset by market interest rate decreases beginning September 2007, accounted for the improvement in yield.

Total interest expense increased by $3.7 million to $15.9 million for the year ended December 31, 2007 from $12.2 million for the year ended December 31, 2006.  This 30.3% increase in interest expense is primarily due to a $62.4 million increase in our average balance of interest-bearing liabilities, which increased to $386.3 million for the year ended December 31, 2007 from $323.9 million for the year ended December 31, 2006.  The increase in the average balance of interest-bearing liabilities was due primarily to the continued growth of our Company and the acquisition of Town Bank.  In addition, faced with steadily increasing interest rates during 2007, we priced and marketed our deposit products in a manner designed to obtain the increased funds we needed for loan growth without significantly shrinking our net interest margin.  For the year ended December 31, 2007, the average rate on our interest-bearing liabilities was 4.11% compared to 3.78% in the prior fiscal year.  The 33 basis point increase in our interest-bearing liabilities, partially offset by the 12 basis point increase in our interest-earning assets, resulted in our net interest margin decreasing to 4.07% for the 2007 fiscal year from 4.24% for the 2006 fiscal year.

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

	Years ended December 31
	2007			2006			2005
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest Earning Assets:
Federal Funds Sold	$15,567	$820	5.27%	$9,335	$467	5.00%	$1,680	$52	3.10%
Investment Securities	60,374	3,008	4.98%	52,177	2,328	4.46%	40,831	1,639	4.01%
Loans (net of unearned income) (1) (2)	414,215	32,021	7.73%	352,662	27,004	7.66%	196,554	13,104	6.67%

Total Interest Earning Assets	490,156	35,849	7.31%	414,174	29,799	7.19%	239,065	14,795	6.19%

Non-Interest Earning Assets:
Allowance for Loan Loss	(4,618)			(3,865)			(2,150)
All Other Assets	50,367			42,563			16,701

Total Assets	$535,905			$452,872			$253,616

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW Deposits	$39,026	763	1.96%	$38,174	735	1.93%	$28,148	306	1.09%
Savings Deposits	32,423	783	2.41%	40,851	943	2.31%	58,649	1,333	2.27%
Money Market Deposits	103,133	4,183	4.06%	60,400	2,033	3.37%	32,415	613	1.89%
Time Deposits	196,546	9,579	4.87%	173,310	8,094	4.67%	48,243	1,477	3.06%
Securities sold under agreements to repurchase	14,384	539	3.75%	8,814	293	3.32%	7,865	153	1.95%
Short-term Borrowings	129	7	5.08%	2,378	141	5.93%	5,292	173	3.27%
Long-term Debt	658	25	3.87%	-	-	-	-	-	-

Total Interest Bearing Liabilities	386,299	15,879	4.11%	323,927	12,239	3.78%	180,612	4,055	2.25%

Non-Interest Bearing Liabilities:
Demand Deposits	75,833			69,909			48,754
Other Liabilities	3,365			2,981			1,417

Total Non-Interest Bearing Liabilities	79,198			72,890			50,171

Shareholders’ Equity	70,408			56,055			22,833

Total Liabilities and Shareholders’ Equity	$535,905			$452,872			$253,616

NET INTEREST INCOME		$19,970			$17,560			$10,740

NET INTEREST SPREAD (3)			3.20%			3.42%			3.94%

NET INTEREST MARGIN (4)			4.07%			4.24%			4.49%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

 The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-bearing assets and liabilities and the amount of the change that can be attributed to changes in interest rates.

	Year ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (decrease) due to change in
	Average volume	Average rate	Net	Average volume	Average rate	Net
	(In thousands)
Interest Earned On:
Federal Funds Sold	$312	$41	$353	$237	$178	$415
Investment Securities	366	314	680	455	234	689
Loans (net of unearned fees)	4,713	304	5,017	10,408	3,492	13,900

Total Interest Income	5,391	659	6,050	11,100	3,904	15,004

Interest Paid On:
NOW Deposits	16	12	28	109	320	429
Savings Deposits	(195)	35	(160)	(405)	15	(390)
Money Market Deposits	1,438	712	2,150	529	891	1,420
Time Deposits	1,085	400	1,485	3,829	2,788	6,617
Securities sold under agreements to repurchase	185	61	246	18	122	140
Short-term Borrowing	(133)	(1)	(134)	(95)	63	(32)
Long-term Debt	25	-	25

Total Interest Expense	2,421	1,219	3,640	3,985	4,199	8,184

Net Interest Income	$2,970	$(560)	$2,410	$7,115	$(295)	$6,820

Provision for Loan Losses

Our provision for loan losses recorded for the year ended December 31, 2007 was $108,000, compared to $649,000 for the year ended December 31, 2006.  The $541,000, or 83.4%, decrease in the provision for 2007 was primarily due to negligible loan growth.  In addition, we experienced no discernable deterioration in the existing loan portfolio which would have required additional provisions.  Loan growth in 2007 was approximately $63,000 as compared to $62 million in 2006.  In addition, the provision reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.  The allowance for loan losses totaled $4.7 million, or 1.12% of total loans at December 31, 2007, compared to $4.6 million, or 1.10% of total loans, at December 31, 2006.  The $108,000 increase in the allowance for loan losses for the year ended December 31, 2007 is a result of the changes in the loan portfolio balance and composition during 2007.  We will continue to review the need for additions to our allowance for loan losses based upon our review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $1.6 million for the year ended December 31, 2007, compared to $1.5 million for the year ended December 31, 2006.  The increase of $112,000, or 7.5%, was primarily attributable to an increase in service fees on deposits of $90,000, or 17.7%, and an increase in other loan customer service fees of $56,000, or 24.3%.  These increases in non-interest income were partially offset by a $36,000, or 21.7%, decrease in earnings from investment in life insurance as a result of falling interest rates.  The increase in service fees on deposits resulted from our expanding branch network.  The increased fees realized from other loan customer service fees resulted from loan pre-payment penalty fees collected as commercial loan pre-payments and refinancing with other institutions increased during 2007.

Non-Interest Expense

The following table provides a summary of non-interest expense by category for the years ended December 31, 2007 and 2006.

	Year ended December 31,
(dollars in thousands)	2007	2006	Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$7,960	$6,545	$1,415	21.6%
Occupancy and equipment expenses	3,040	2,428	612	25.2%
Professional fees	959	473	486	102.7%
Advertising and marketing expenses	368	325	43	13.2%
Data processing expenses	444	609	(165)	-27.1%
Insurance	559	232	327	140.9%
Outside service fees	468	455	13	2.9%
Amortization of identifiable intangibles	354	287	67	23.3%
Other operating expenses	1,377	1,161	216	18.6%

Total non-interest expenses	$15,529	$12,515	$3,014	24.1%

Non-interest expense was $15.5 million for the year ended December 31, 2007, compared to $12.5 million for the year ended December 31, 2006, an increase of $3.0 million, or 24.0%.  Salaries and employee benefits increased $1.4 million, or 21.6%, to $8.0 million for the year ended December 31, 2007 from $6.5 million for the year ended December 31, 2006 primarily as a result of additions to staff to support our growth, along with higher salaries and health insurance costs.  The number of our full-time equivalent employees increased from 126 at December 31, 2006 to 130 at December 31, 2007.  Occupancy and equipment expenses, advertising and marketing expenses, outside service fees and other operating expenses increased by $884,000, or 20.2%, from an aggregate of $4.4 million for 2006 to an aggregate of $5.3 million for 2007 due to the general growth of our business and the inclusion of Town Bank’s operations subsequent to March 31, 2006.  Professional fees increased by $486,000, or 102.7%, to $959,000 for the year ended December 31, 2007 from $473,000 for the year ended December 31, 2006 due to non-recurring expenses and increased costs resulting from the Company’s status as a public company.  Data processing expenses decreased by $165,000, or 27.1%, to $444,000 for the year ended December 31, 2007 from $609,000 for the year ended December 31, 2006 as expenses associated with converting Town Bank to the Company’s core processing servicer during 2006 were not required during 2007.  Insurance costs increased by $327,000, or 140.9%, from $232,000 for the year ended December 31, 2006 to $559,000 for the year ended December 31, 2007, due primarily to increased Federal Deposit Insurance costs of $225,000.  Subsequent to the acquisition of Town Bank as of April 1, 2006, we began amortizing identifiable intangible assets and incurred $354,000 in costs during 2007 compared to $287,000 in costs during 2006.  At December 31, 2007, the balance of $1.5 million in core deposit intangibles remains to be amortized through March 2016.

We anticipate continued significant increases in non-interest expense in 2008 and beyond as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the integration of the operations of the two Banks and the operation of the Company.

Income Tax Expenses

 For the year ended December 31, 2007, we recorded $2.3 million in income tax expense, compared to $2.2 million for the year ended December 31, 2006.  The 4.6% increase in income tax expense is due to higher pre-tax income combined with lower tax-exempt income earned during 2007.  The effective tax rate for 2007 was 38.4%, compared to 37.1% for 2006.

Financial Condition

December 31, 2007 Compared to December 31, 2006

General

At December 31, 2007, our total assets were $525.1 million, an increase of $4.6 million, or 0.9%, over total 2006 year-end assets of $520.5 million. At December 31, 2007, our total loans were $417.0 million, an increase of $63,000 compared to the $416.9 million reported at December 31, 2006.  Investment securities increased to $63.1 million at December 31, 2007, from $52.4 million at December 31, 2006, an increase of $10.7 million, or 20.4%, due to our investment of excess liquidity. At December 31, 2007, we had $338,000 of federal funds sold compared to $6.1 million of federal funds sold at December 31, 2006, a decrease of $5.8 million, or 95.1%. Our fixed assets decreased by $158,000, or 3.0%, to $5.1 million at December 31, 2007 from $5.2 million at December 31, 2006. The decrease in fixed assets was due entirely to normal, recurring depreciation.

Liabilities

We had total deposits of $427.0 million at December 31, 2007, a decrease of $14.9 million, or 3.4%,  compared to total deposits of $441.9 million at December 31, 2006.  Deposits are our primary source of funds.  The deposit reduction during 2007 was primarily attributable to our strategic initiative to place less reliance on high -cost certificates of deposit as a funding source for our loan portfolio.  We expect loan demand increases during 2008 and beyond, but intend to depend on the expansion and maturation of our branch system as our primary funding source, and secondarily to utilize borrowed funds at opportune times during changing rate cycles.  We also generated a significant change in the mix of our deposit products through promotional activities at our branches, which were targeted to gain market penetration and decrease our reliance on certificates of deposit of $100,000 and over.  At December 31, 2007, our balance of certificates of deposit $100,000 and over amounted to $93.6 million compared to $116.3 million at December 31, 2006.  A portion of the certificate of deposit run-off was replaced with cost-effective long-term debt amounting to $7.5 million as of December 31, 2007.  In order to fund future quality loan demand, we intend to raise the most cost-effective funding available within our market area.

Securities Portfolio

We maintain an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, United States government sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  Due to these agency guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages.  At December 31, 2007 we maintained $21.2 million of mortgage-backed securities in our investment portfolio, all of which are current as to payment of principal and interest and are performing to the terms of their prospectus.

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

 Investments totaled $63.1 million at December 31, 2007 compared to $52.4 million at December 31, 2006, an increase of $10.7 million, or 20.4%.  The increase in investment securities was due primarily to cost effective long-term debt and growth in our securities sold under agreements to repurchase product exceeding quality loan demand.  For the years ended December 31, 2007 and 2006, we had no sales of securities.

 The following table sets forth the carrying value of the securities portfolio as of December 31, 2007, 2006 and 2005 (in thousands).

	December 31,
	2007	2006	2005
Investment securities available-for-sale:
U.S. Government agency securities	$30,031	$24,538	$18,864
Municipal securities	1,081	3,537	1,144
Mortgage backed securities	21,180	14,534	12,983
Corporate debt securities and other	2,525	1,829	840

	54,817	44,438	33,831
Federal Home Loan Bank stock	653	243	253
ACBB stock	75	75	30

	$55,545	$44,756	$34,114

Investment securities held-to-maturity:
U.S. Government agency securities	$—	$1,000	$1,000
Municipal securities	5,758	4,836	4,841
Corporate debt securities and other	1,799	1,796	—

	$7,557	$7,632	$5,841

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2007 is set forth in the following table.  Securities available-for-sale are carried at amortized cost in the table for purposes of calculating the weighted average yield.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

	Due within 1						Due after 10
December 31, 2007	year		Due 1 – 5 years		Due 5 – 10 years		years		Total
		Wtd		Wtd		Wtd		Wtd		Wtd
	Amortized	Avg	Amortized	Avg	Amortized	Avg	Amortized	Avg	Amortized	Avg
(dollars in thousands)	cost	Yield	cost	Yield	cost	Yield	cost	Yield	cost	Yield
Investment securities available-for-sale:
U.S. Government agency securities	$4,293	4.21%	$15,487	5.26%	$9,037	5.66%	$1,000	6.78%	$29,817	5.28%
Municipal securities	-	-	-	-	-	-	1,062	6.43%	1,062	6.43%
Mortgage backed securities	6	3.95%	2,466	3.95%	940	4.70%	17,769	5.31%	21,181	5.12%
Corporate debt securities and other	100	5.00%	-	-	976	5.26%	1,501	5.90%	2,577	5.62%

	4399	4.23%	17,953	5.08%	10,953	5.54%	21,332	5.48%	54,637	5.26%
Federal Home Loan Bank stock	653	4.00%	-	-	-	-	-	-	653	4.00%
ACBB stock	-	-	-	-	-	-	75	4.00%	75	4.00%

	$5,052	4.20%	$17,953	5.08%	$10,953	5.54%	$21,407	5.47%	$55,365	5.24%

Investment securities held-to-maturity:
Municipal securities	$500	5.16%	$125	4.92%	$1,047	4.93%	$4,086	6.07%	$5,758	5.76%
Corporate debt securities and other	-	-	-	-	-	-	1,799	5.94%	1,799	5.94%

	$500	5.16%	$125	4.92%	$1,047	4.93%	$5,885	6.03%	$7,557	5.80%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$114,657	27.5%	$99,994	24.0%	$55,480	25.6%
Real estate—construction	86,937	20.8%	112,088	26.8%	42,657	19.7%
Real estate—commercial	167,404	40.1%	158,523	38.0%	97,934	45.3%
Real estate—residential	4,955	1.2%	2,477	0.6%	2,625	1.2%
Consumer	42,627	10.2%	44,218	10.6%	17,569	8.1%
Other	711	0.2%	117	0.0%	181	0.1%

Total loans	$417,291	100.0%	$417,417	100.0%	$216,446	100.0%

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$44,128	25.1%	$37,628	28.1%
Real estate—construction	27,631	15.7%	17,849	13.4%
Real estate—commercial	90,168	51.2%	66,818	49.9%
Real estate—residential	318	0.2%	325	0.3%
Consumer	13,673	7.7%	11,154	8.3%
Other	150	0.1%	36	0.0%

Total loans	$176,068	100.0%	$133,810	100.0%

Total loans decreased by $126,000, or 0.02%, to $417.3 million at December 31, 2007 compared to $417.4 million at December 31, 2006.  The lack of loan growth experienced during 2007 reflects our efforts to maintain our high credit standards in a challenging market, in addition to our desire to emphasize commercial and consumer lending while placing less reliance on construction lending.  Within the loan portfolio, commercial real estate loans remained the largest component, constituting 40.1% of our total loans outstanding at December 31, 2007, up from 38.0% for the prior year.  These loans increased by $8.9 million, or 5.6%, to $167.4 million at December 31, 2007, compared to $158.5 million at December 31, 2006.  Real estate construction loans decreased by $25.2 million, or 22.5%, to $86.9 million at December 31, 2007, and comprised 20.8% of our total loans outstanding, down from 26.8% for the prior year.  Commercial and industrial loans increased $14.7 million to $114.7 million at year-end 2007 compared to $100.0 million at year-end 2006, an increase of 14.7%, and comprised 27.5% of our portfolio, up from 24.0% for the prior year.  Consumer loans decreased by $1.6 million, or 3.6%, to $42.6 million at December 31, 2007 compared to $44.2 million at December 31, 2006, and comprised 10.2% of our 2007 loan portfolio compared to 10.6% for 2006.

The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans which have fixed and variable rates as of December 31, 2007.

(in thousands)
As of December 31, 2007	Due within 1 year	Due 1–5 years	Due after 5 years	Total

Commercial and industrial	$56,940	$35,036	$22,681	$114,657
Real estate—construction	65,362	9,476	12,099	86,937
Real estate—commercial	892	9,043	157,469	167,404

Total	$123,194	$53,555	$192,249	$368,998

Fixed rate loans	$25,452	$45,990	$38,290	$109,732
Variable rate loans	97,742	7,565	153,959	259,266

Total	$123,194	$53,555	$192,249	$368,998

Asset Quality

Non-Performing Loans

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless management expects we will eventually be paid in full.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.  At December 31, 2007 and 2006, the Company had no non-accrual loans.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $799,000 and $0 at December 31, 2007 and 2006, respectively.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $835,000 and $0 at December 31, 2007 and 2006, respectively.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $0 at December 31, 2007 and 2006.  For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was $838,000 and $0 and the interest income recognized on these impaired loans was $68,000 and $0, respectively.

Potential Problem Loans (“Watch List”)

The Company maintains a list of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods.  Loans on this watch list are subject to heightened scrutiny and more frequent review by management.  The balance of the watch list loans at December 31, 2007 totaled approximately $10.8 million.

Allowance for Loan Losses

 The following table summarizes our allowance for loan losses for each of the five years ended December 31, 2007.

	Years ended December 31,
	2007	2006	2005
	(in thousands, except for percentages)
Balance at beginning of year	$4,567	$2,380	$1,927
Acquisition of Town Bank	—	1,536	—
Provision charged to expense	108	649	453
Loans recovered. Net	—	2	—

Balance of allowance at end of year	$4,675	$4,567	$2,380

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%
Balance of allowance at period-end as a percent of loans at year-end	1.12%	1.10%	1.10%
Ratio of allowance at period-end to non-performing loans	286.11%	—	—

	Years ended December 31,
	2004	2003
	(in thousands, except for percentages)
Balance at beginning of year	$1,469	$1,147
Provision charged to expense	458	322
Charge-offs, net	—	—

Balance of allowance at end of year	$1,927	$1,469

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%
Balance of allowance at period-end as a percent of loans at year-end	1.10%	1.10%
Ratio of allowance at period-end to non-performing loans	2,050.00%	1,562.77%

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

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans at December 31, 2007, 2006, 2005, 2004 and 2003 (dollars in thousands).

	December 31,
	2007			2006			2005

		Percent of			Percent of			Percent of

	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$1,384	29.6%	27.5%	$1,297	28.4%	24.0%	$703	29.5%	25.6%
Real estate—construction	972	20.8%	20.8%	1,241	27.1%	26.8%	499	21.0%	19.7%
Real estate—commercial	1,669	35.7%	40.1%	1,665	36.5%	38.0%	1,005	42.2%	45.3%
Real estate—residential	36	0.8%	1.2%	18	0.4%	0.6%	21	0.9%	1.2%
Consumer	614	13.1%	10.2%	346	7.6%	10.6%	152	6.4%	8.1%
Other	-	0.0%	0.2%	—	0.0%	0.0%	—	0.0%	0.1%

Total	$4,675	100.0%	100.0%	$4,567	100.0%	100.0%	$2,380	100.0%	100.0%

	December 31,
	2004			2003
		Percent of			Percent of
	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$569	29.5%	25.1%	$484	32.9%	28.1%
Real estate—construction	300	15.5%	15.7%	194	13.2%	13.4%
Real estate—commercial	938	48.7%	51.2%	693	47.2%	49.9%
Real estate—residential	3	0.2%	0.2%	3	0.2%	0.3%
Consumer	117	6.1%	7.7%	95	6.5%	8.3%
Other	—	0.0%	0.1%	—	0.0%	0.0%

Total	$1,927	100.0%	100.0%	$1,469	100.0%	100.0%

Bank-Owned Life Insurance

During 2004, we invested in $3.5 million of bank-owned life insurance as a source of funding for employee benefit expenses, primarily for the Company’s Salary Continuation Plan for certain directors and executive officers implemented in 2004 that provides for payments upon retirement, death or disability.  Expenses related to the Salary Continuation Plan were approximately $119,000 and $143,000 for the years ended December 31, 2007 and 2006, respectively.  Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers.  We are the owner and beneficiary of the policies.  Increases in the cash surrender values of this investment are recorded in other income in the statements of income.

Premises and Equipment

Premises and equipment totaled $5.1 million and $5.2 million at December 31, 2007 and 2006, respectively.  The $158,000, or 3.0% decrease in our investment in premises and equipment in 2007 compared to 2006 due to normal recurring depreciation in excess of additions to premises and equipment.

Deposits

Deposits are the primary source of funds used by us in lending and for general corporate purposes.  The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition.  Our deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts.  Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area.  We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in our market area but not necessarily offering the highest rate.  The deposit growth experienced since our inception is primarily due to the expansion and maturation of our branch system and the acquisition of Town Bank.  When we acquired Town Bank in 2006, it had $160.8 million of deposits at March 31, 2006.  We have also generated significant increases in our deposit and customer base through promotional activities at our branches, which were targeted to gain market penetration as we expanded our branch office network.

One of our primary strategies is the accumulation and retention of core deposits.  Core deposits consist of all deposits, except certificates of deposits in excess of $100,000.  Total deposits decreased to $427.0 million at December 31, 2007 from $441.9 million at December 31, 2006, a decrease of $14.9 million, or 3.4%.  The decrease in deposits is primarily attributable to our strategic initiative to place less reliance on high-cost certificates of deposit as a funding source for our loan portfolio.  During 2007, we priced our certificates of deposit $100,000 and over at rates that did not exceed our market competition.  The balance of certificates of deposit $100,000 and over amounted to $93.6 million at December 31, 2007 compared to $116.3 million at December 31, 2006, a decrease of $22.7 million, or 19.5%.  Core deposits at December 31, 2007 accounted for 78.1% of total deposits compared to 73.7% at December 31, 2006.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
(dollars in thousands)	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$75,833	0.00%	$69,909	0.00%	$48,754	0.00%
Interest-bearing demand (NOW)	39,026	1.96%	38,174	1.93%	28,148	1.09%
Savings deposits	32,423	2.41%	40,851	2.31%	58,649	2.27%
Money Market Deposits	103,133	4.06%	60,400	3.37%	32,415	1.89%
Time deposits	196,546	4.87%	173,310	4.67%	48,243	3.06%

Total	$446,961	3.42%	$382,644	3.09%	$216,209	1.72%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2007 (in thousands).

December 31, 2007
Due in three months or less	$49,712
Due over three months through twelve months	41,976
Due over one year through three years	1,244
Due over three years	700

Total certificates of deposit $100,000 and over	$93,632

Borrowings

The Banks have unsecured lines of credit totaling $12.0 million with another financial institution that bear interest at a variable rate and are renewed annually.  There were no borrowings under these lines of credit at December 31, 2007 and 2006.  Two River also has a maximum borrowing capacity with the Federal Home Loan Bank, or FHLB, of approximately $68.0 million.  There were no short-term borrowings from the FHLB at December 31, 2007 and 2006.  Advances from the FHLB are secured by qualifying assets of Two River.

Short-term borrowings consist of federal funds purchased and short-term borrowings from the Federal Home Loan Bank and are summarized as following.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Short-term borrowings:
Balance at year-end	$—	$—	$1,514
Average during the year	129	2,615	5,292
Maximum month-end balance	161	6,894	8,503
Weighted average rate during the year	5.08%	5.39%	3.27%
Weighted average rate at December 31	—	—	4.04%

Long-term debt consists of a $7.5 million convertible note due in November 2017 at an interest rate of 3.87% from the FHLB that is collateralized by Two River’s investment securities.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Company has the option to repay this advance, if converted, without penalty.

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

Repurchase agreements are summarized as following:

	Year ended December 31,

(dollars in thousands)	2007	2006	2005
Repurchase agreements:
Balance at year-end	$15,187	$7,802	$5,197
Average during the year	14,384	8,814	7,865
Maximum month-end balance	16,260	12,216	9,801
Weighted average rate during the year	3.75%	3.33%	1.94%
Weighted average rate at December 31	3.17%	3.71%	2.48%

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of an institution’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors.  Our liquidity needs are primarily met by cash on hand, federal funds sold, maturing investment securities and short-term borrowings on a temporary basis.  We invest the funds not needed to meet our cash requirements in overnight federal funds sold.  With adequate deposit inflows over the past year coupled with the above-mentioned cash resources, and the acquisition of Town Bank, we believe the level of short-term assets are adequate. Our liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or us, unfavorable pricing, competition, our credit rating and regulatory restrictions.

Off-Balance Sheet Arrangements

Our financial statements do not reflect off-balance sheet arrangements that we enter into with our customers in the normal course of business.  These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to us.

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of December 31, 2007 (in thousands):

December 31, 2007
Commercial lines of credit	$45,639
One-to-four family residential lines of credit	26,342
Commitments to grant commercial and construction loans secured by real estate	22,084
Commercial letters of credit	5,304

$99,369

Capital

 Our shareholders’ equity increased by $4.2 million, or 6.1%, to $72.5 million at December 31, 2007 compared to $68.3 million at December 31, 2006.  Net income recorded during 2007 increased equity by $3.7 million.  Also contributing to the increase was $70,000 attributable to exercised stock options and $23,000 resulting from a tax benefit pertaining to exercised non-qualified stock options.  Further increasing stockholders’ equity was $393,000 in increased other comprehensive income which resulted from unrealized gains in our available-for-sale investment securities portfolio.

Capital Resources

The Banks are required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank.  The total of this reserve balance was $460,000 at December 31, 2007.

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets.  Management believes, as of December 31, 2007, that the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Banks met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the institutions’ categories.  Community Partners (on a consolidated basis) and its bank subsidiaries’ actual capital amounts and ratios at December 31, 2007 and 2006 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual			For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2007
Total capital (to risk-weighted assets)
Community Partners Bancorp	$50,734	11.66%	$	>34,809	≥8.00%	$	N/A	N/A
Two River Community Bank	30,523	10.96%		>22,280	≥8.00%		>27,849	≥10.00%
The Town Bank	19,565	12.42%		>12,602	≥8.00%		>15,753	≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,059	10.59%		>17,397	≥4.00%		N/A	N/A
Two River Community Bank	27,698	9.95%		>11,135	≥4.00%		>16,702	≥6.00%
The Town Bank	17,715	11.25%		>6,299	≥4.00%		>9,448	≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	46,059	9.15%		>20,135	≥4.00%		N/A	N/A
Two River Community Bank	27,698	8.71%		>12,720	≥4.00%		>15,900	≥5.00%
The Town Bank	17,715	9.48%		>7,475	≥4.00%		>9,343	≥5.00%

As of December 31, 2006
Total capital (to risk-weighted assets)
Community Partners Bancorp	$46,636	10.73%	$	>34,771	≥8.00%	$	N/A	N/A
Two River Community Bank	29,021	10.54%		>22,027	≥8.00%		>27,534	≥10.00%
The Town Bank	18,062	11.29%		>12,799	≥8.00%		>15,998	≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	42,069	9.68%		>17,384	≥4.00%		N/A	N/A
Two River Community Bank	26,300	9.55%		>11,015	≥4.00%		>16,524	≥6.00%
The Town Bank	16,215	10.14%		>6,396	≥4.00%		>9,595	≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	42,069	8.52%		>19,751	≥4.00%		N/A	N/A
Two River Community Bank	26,300	8.41%		>12,509	≥4.00%		>15,636	≥5.00%
The Town Bank	16,215	8.94%		>7,255	≥4.00%		>9,069	≥5.00%

The Banks are subject to certain legal and regulatory limitations on the amount of dividends that they may declare without prior regulatory approval.  Cash dividends were paid by the subsidiaries during 2007 to the parent company in amounts that did not adversely affect the ability of the subsidiary banks to be well-capitalized.  Under Federal Reserve regulations, the bank subsidiaries are limited as to the amount they may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

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

Under the risk-based capital guideline regulations, a banking organization’s assets and certain off balance sheet items are classified into categories, with the least capital required for the category deemed to have the least risk, and the most capital required for the category deemed to have the most risk.  Under current regulations, banking organizations are required to maintain total capital of 8.00% of risk weighted assets, of which 4.00% must be in core or Tier 1 capital.

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

One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income.  The management of and authority to assume interest rate risk is the responsibility of the Asset/Liability Committee (“ALCO”), which is comprised of senior management and board members.  We have instituted policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities.  In addition, we annually review our interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

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

 At December 31, 2007, we maintained a one-year negative cumulative gap of 8.77% of total assets, or $(46,034) million, which is within the Company’s board of directors’ approved guidelines.

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

At December 31, 2007, the Company’s income simulation model indicates the level of interest rate risk as presented below.

	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change
Twelve month horizon:
Net interest income	$877	0.2%	$155	0.0%

To measure the impacts of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”), models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  Our analysis of EVPE excludes goodwill and includes only tangible equity.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by management.  At December 31, 2007 and 2006, the Company’s variance in the EVPE as a percentage of change from the recorded book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of 200 basis points, is within the Company’s negative 25% guideline, as shown in the tables below.  At December 31, 2007, tangible equity totaled $47,523,000 compared to $43,888,000 at December 31, 2006.

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

Market Risk Analysis
December 31, 2007
Change in Interest Rates (dollars in thousands)	Flat	-200	bp	+200	bp
Economic Value of Portfolio Equity	$50,601	$54,351		$43,584
Change	3,078	6,828		(3,939)
Change as a % of assets	6.5%	14.4%		-8.3%

December 31, 2006
Change in Interest Rates (dollars in thousands)	Flat	-200	bp	+200	bp
Economic Value of Portfolio Equity	$42,215	$43,978		$37,863
Change	(1,673)	90		(6,025)
Change as a % of assets	-3.8%	0.2%		-13.7%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Not required.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to Item 15(a)(1) and (2) to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page F-1 hereof.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2007.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such time.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and circumvention or overriding of controls.  Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

           None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2007.  The information in the table has been adjusted for the 3% stock dividend declared on July 17, 2007 and paid on August 31, 2007 to shareholders of record as of August 10, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	N/A	772,500
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	-0-	N/A	772,500

(1)
Includes the Community Partners Bancorp 2007 Equity Incentive Plan. Does not include the following Two River and Town Bank plans, which were acquired by Community Partners upon its acquisition of Two River and Town Bank in 2006: Two River Community Bank 2003 Incentive Stock Option Plan, Two River Community Bank 2003 Non-Qualified Stock Option Plan, Two River Community Bank Incentive Stock Option Plan (2001), Two River Community Bank Non-Qualified Stock Option Plan (2001), The Town Bank of Westfield 2002 Employee Stock Option Plan, The Town Bank of Westfield 2001 Employee Stock Option Plan, The Town Bank of Westfield 2000 Employee Stock Option Plan, The Town Bank of Westfield 1999 Employee Stock Option Plan, The Town Bank of Westfield 2001 Director Stock Option Plan, The Town Bank of Westfield 2000 Director Stock Option Plan and The Town Bank of Westfield 1999 Director Stock Option Plan. These plans were assumed by Community Partners Bancorp when it acquired Two River Community Bank and The Town Bank on April 1, 2006.  Pursuant to these plans, there are 772,500 securities to be issued upon exercise of outstanding options with a weighted average exercise price of $9.40.  No shares are available for future grants under these plans.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountants is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.            Financial Statements of Community Partners Bancorp

Report of independent registered public accounting firm

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Income – Years Ended December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows – Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2.             All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.             See accompanying Index to Exhibits.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K (see accompanying Index to Exhibits).

(c)           Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

COMMUNITY PARTNERS BANCORP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Community Partners Bancorp
Middletown, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 13, 2008

Community Partners Bancorp

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$9,675	$9,036
Federal funds sold	338	6,141

Cash and Cash Equivalents	10,013	15,177

Securities available for sale	55,545	44,756
Securities held to maturity (fair value 2007 $7,492; 2006 $7,638)	7,557	7,632

Loans	416,967	416,904
Allowance for loan losses	(4,675)	(4,567)

Net Loans	412,292	412,337

Bank owned life insurance	3,951	3,821
Premises and equipment, net	5,090	5,248
Accrued interest receivable	2,291	2,345
Goodwill and other intangible assets, net of accumulated amortization of $641
and $287 at December 31, 2007 and December 31, 2006, respectively	26,299	26,543
Other assets	2,063	2,661

Total Assets	$525,101	$520,520
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$72,688	$72,119
Interest-bearing	354,271	369,799

Total Deposits	426,959	441,918

Securities sold under agreements to repurchase	15,187	7,802
Accrued interest payable	531	587
Long-term debt	7,500	-
Other liabilities	2,467	1,894

Total Liabilities	452,644	452,201
Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,722,784 and 6,511,582 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	66,552	64,728
Retained earnings	5,805	3,884
Accumulated other comprehensive income (loss)	100	(293)

Total Shareholders’ Equity	72,457	68,319

Total Liabilities and Shareholders’ Equity	$525,101	$520,520

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$32,021	$27,004
Investment securities	3,008	2,328
Federal funds sold	820	467

Total Interest Income	35,849	29,799

Interest Expense
Deposits	15,308	11,805
Securities sold under agreements to repurchase	539	293
Borrowings	32	141

Total Interest Expense	15,879	12,239

Net Interest Income	19,970	17,560

Provision for Loan Losses	108	649

Net Interest Income after Provision for Loan Losses	19,862	16,911

Non-Interest Income
Service fees on deposit accounts	598	508
Other loan customer service fees	286	230
Earnings from investment in life insurance	130	166
Other income	584	582

Total Non-Interest Income	1,598	1,486

Non-Interest Expenses
Salaries and employee benefits	7,960	6,545
Occupancy and equipment	3,040	2,428
Professional	959	473
Advertising	368	325
Data processing	444	609
Insurance	559	232
Outside service fees	468	455
Amortization of identifiable intangibles	354	287
Other operating	1,377	1,161

Total Non-Interest Expenses	15,529	12,515

Income before Income Taxes	5,931	5,882

Income Tax Expense	2,279	2,183

Net Income	$3,652	$3,699

Earnings Per Share
Basic	$0.54	$0.61

Diluted	$0.53	$0.59

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)	Outstanding Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - December 31, 2005	3,936,595	$7,873	$14,310	$2,153	$(569)	$23,767

Comprehensive income:
Net income	-	-	-	3,699	-	3,699
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	-	276	276

Total Comprehensive Income						3,975

Merger of Two River Community Bank:
Exchange of common stock	-	14,310	(14,310)	-	-	-

Acquisition of The Town Bank:
Issuance of common stock	2,347,675	38,173	-	-	-	38,173
Fair value of stock options	-	2,167	-	-	-	2,167
Dissenter shares acquired	(2,733)	(41)	-	-	-	(41)
Stock Dividend – 3%	189,779	1,968	-	(1,968)	-	-
Options exercised	40,266	246	-	-	-	246
Tax benefit – exercised non-qualified stock options	-	32	-	-	-	32

Balance - December 31, 2006	6,511,582	64,728	-	3,884	(293)	68,319

Comprehensive income:
Net income	-	-	-	3,652	-	3,652
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	-	393	393

Total Comprehensive Income						4,045

Stock Dividend – 3%	195,779	1,731	-	(1,731)	-	-
Options exercised	15,423	70	-	-	-	70
Tax benefit – exercised non-qualified stock options	-	23	-	-	-	23

Balance - December 31, 2007	6,722,784	$66,552	$-	$5,805	$100	$72,457

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,652	$3,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,028	845
Provision for loan losses	108	649
Intangible amortization	354	287
Deferred income taxes	33	111
Net accretion of premiums and discounts	(12)	(13)
Net increase in investment in life insurance	(130)	(154)
Commercial loan participations originated for sale	(12,154)	(9,756)
Proceeds from sales of commercial loan participations	12,154	9,756
Decrease (increase) in assets:
Accrued interest receivable	54	(578)
Other assets	312	(33)
(Decrease) increase in liabilities:
Accrued interest payable	(56)	166
Other liabilities	463	(2,017)

Net Cash Provided by Operating Activities	5,806	2,962

Cash Flows from Investing Activities
Purchase of securities held to maturity	(928)	(1,796)
Purchase of securities available for sale	(27,629)	(12,834)
Proceeds from repayments and maturities of securities held to maturity	1,000	-
Proceeds from repayments and maturities of securities available for sale	17,501	12,553
Net increase in loans	(63)	(61,746)
Purchase of premises and equipment	(870)	(1,155)
Cash acquired in acquisition	-	25,324

Net Cash Used in Investing Activities	(10,989)	(39,654)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(14,959)	44,714
Net increase in securities sold under agreements to repurchase	7,385	2,605
Net repayments on short-term borrowings	-	(1,514)
Proceeds from long-term debt	7,500	-
Proceeds from exercise of stock options	70	246
Tax benefit of options exercised	23	32
Acquisition of dissenter shares	-	(41)

Net Cash Provided by Financing Activities	19	46,042

Net (Decrease) Increase in Cash and Cash Equivalents	(5,164)	9,350

Cash and Cash Equivalents - Beginning	15,177	5,827

Cash and Cash Equivalents - Ending	$10,013	$15,177

Supplementary Cash Flows Information
Interest paid	$15,935	$12,073

Income taxes paid	$1,703	$2,811

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

B.  Nature of Operations

Community Partners is a bank holding company whose principal activity is the ownership of Two River Community Bank and The Town Bank.  Through its banking subsidiaries, the Company provides banking services to small and medium-sized businesses, professionals and individual consumers primarily in Monmouth County, New Jersey and Union County, New Jersey.  The Company competes with other banking and financial institutions in its market communities.

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

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or loss.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer, residential, and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

I.  Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  The Company sold loan participations to other banks in the amount of $12,154,000 and $9,756,000 during the years ended December 31, 2007 and 2006, respectively.  No gains or losses were recognized on these participations sold.  The Company had no loan participations held for sale at December 31, 2007 and 2006.  The balance of participations sold to other banks that are serviced by the Company was $21,390,000 and $21,075,000 at December 31, 2007 and 2006, respectively.  No servicing asset or liability has been recognized due to immateriality.

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

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

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

O.  Earnings Per Share

On July 17, 2007, the Company declared a 3% stock dividend on common stock outstanding payable August 31, 2007 to shareholders of record on August 10, 2007.  The stock dividend resulted in the issuance of 195,779 additional common shares.  All share amounts and per share data have been adjusted for the effect of the stock dividend.

On July 18, 2006, the Company declared a 3% stock dividend on common stock outstanding payable September 1, 2006 to shareholders of record on August 18, 2006.  The stock dividend resulted in the issuance of 189,779 additional common shares.  All share amounts and per share data have been adjusted for the effect of the stock dividend.

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of the stock dividends.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if certain outstanding securities to issue common stock were exercised and converted into common stock.  Potential common shares relate solely to outstanding stock options, and are determined using the treasury stock method.

P.  Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment,” using the modified-prospective transition method.  Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R).  The Company had no non-vested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006.  Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the years ended December 31, 2007 and 2006.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Q.  Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform with the presentation used in the 2007 financial statements.  These reclassifications had no effect on net income.

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

T.  Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company has chosen approach (b) and is expected to record a cumulative effect adjustment as of January 1, 2008 to the balance of retained earnings of $385,000 with $50,000 of Net Periodic Postretirement Benefit expense for the year ended December 31, 2008.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15,2006. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We do not expect the implementation of FASB Statement No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157”, that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized.  The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008.  We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

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

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007.  This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a Company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was issued in December of 2007.  This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment”, of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008 and had no impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles.  To make the staff’s view consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments”.   Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  The staff expects registrants to apply the views of Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (SFAS 156).  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  The adoption of SFAS 156 did not have a significant effect on the consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption had no impact on the Company’s consolidated financial statements.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 2 – Formation of Bank Holding Company and Acquisition

On August 16, 2005, Community Partners and the Banks entered into a definitive agreement and plan of acquisition pursuant to which Community Partners would acquire Two River and Town Bank.  The agreement called for an all-stock transaction in which the two banks would become independently operated, wholly-owned subsidiaries of Community Partners, with substantially all of each Bank’s board of directors and management team remaining in place.  The transaction received approval of the shareholders of each Bank on March 28, 2006.

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

The purchase price of Town Bank includes the value of Company common stock issued, in the amount of $38.2 million, in exchange for all the outstanding common stock of Town Bank.  The value of the common shares issued was determined based on the average market price of Two River common shares two days before and two days after the date of the announcement of entry into the Plan of Acquisition, August 16, 2005.   The Company also converted 160,183 Town Bank vested employee stock options into Community Partners stock options (200,229 options after the 1.25 exchange ratio) with a fair value of $2.2 million.  The fair value of Community Partners options that were issued in exchange for the Town Bank options was estimated using a Black-Scholes option pricing model.  The more significant assumptions used in the estimation of fair value of Community Partners stock options issued in the exchange for the Town Bank stock options include a risk-free interest rate of 4.85%, a dividend yield of 0%, a weighted average expected life of 3.5 years and volatility of 30.14%. The risk-free interest rate was based on the comparable term Treasury rate. The remaining contractual life of the options to be converted is approximately 6.5 years, therefore a weighted average expected life of 3.5 years was deemed to be reasonable. Volatility was calculated based on Two River’s share prices over the last 3.5 years.  All of Town Bank’s outstanding stock options vested immediately due to the acquisition; therefore, there were no non-vested stock options that converted.  In addition, options of Town Bank valued at $200,000 were exchanged for cash under a severance agreement with one of the executives of Town Bank.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 2 – Formation of Bank Holding Company and Acquisition (Continued)

The following table summarizes the purchase price allocation of Town Bank based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At April 1, 2006
Assets:
Cash and cash equivalents	$25,324
Investment securities	13,872
Net loans	137,293
Core deposit intangible	2,106
Premises and equipment	2,548
Other assets	2,216
Total identifiable assets	183,359

Liabilities:
Total deposits	160,755
Other liabilities	5,176
Total liabilities	165,931

Net assets acquired	$17,428

The following table provides the calculation of goodwill:
	April 1, 2006
	(Dollars in thousands)
Purchase Price:
Town Bank common stock outstanding	1,878,140
Exchange ratio	1.25

Community Partners common stock issued	2,347,675
Average purchase price per Two River common share	$16.26
Purchase price assigned to shares exchanged		$38,173
Town Bank fractional shares exchanged for cash		2
Fair value of vested employee stock options		2,167
Cash out of vested employee stock options		200
Transaction costs		1,720
Total Purchase Price		$42,262
Net Assets Acquired:
Town Bank shareholders’ equity	$16,271
Estimated adjustments to reflect assets acquired at fair value:
Loans	(825)
Premises and equipment	639
Deferred tax assets	317
Identifiable intangibles – core deposit premium	2,106
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	(1,080)
Net Assets Acquired		17,428
Goodwill		$24,834

The intangible assets and goodwill related to the acquisition are not deductible for income tax purposes.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 2 – Formation of Bank Holding Company and Acquisition (Continued)

In 2007, the Company revised its preliminary purchase price allocation with respect to Town Bank shareholder equity.  The revision resulted in an increase of $110,000 to accrued income taxes with a corresponding increase in goodwill.

Discussed below is certain unaudited pro forma information for the period ended December 31, 2006 as if Town Bank had been acquired on January 1, 2006.  These results combine historical results of Town Bank into Community Partners’ consolidated statements of income.  While certain adjustments have been made for the estimated impact of the application of purchase accounting, the results shown below are not necessarily indicative of what would have occurred had the merger taken place on the indicated dates (in thousands, except per share data).

(In thousands, except per share amounts)	Pro Forma Twelve Months Ended December 31, 2006

Net interest income	$18,759
Other income	1,523
Net income	3,935

Basic earnings per common share	$0.59
Diluted earnings per common share	$0.57

The following table summarizes the impact of the (amortization)/accretion of the fair value adjustments made in connection with the combination on Community Partners consolidated results of operations for the following years (in thousands):

Projected future amounts for the years ended December 31,	Core deposit intangible	Net accretion (amortization)	Net increase (decrease) in income before taxes
2008	$(316)	$200	$(116)
2009	(278)	40	(238)
2010	(239)	21	(218)
2011	(201)	(11)	(212)
2012	(163)	(11)	(174)
2013 and thereafter	(268)	(256)	(524)

The following methods and periods were used for the accretion/amortization of the fair value adjustments:
Loans	– level yield method over the estimated average life of the loans.
Investment securities	– straight line method over a two year period.
Premises	– straight line method over thirty years.
Certificates of deposit	– level yield method over the estimated life of the certificates.
Core deposit intangible	– accelerated method over a ten year period.

The amortizable core deposit intangible asset related to the acquisition has a carrying value of $1,465,000 net of accumulated amortization of $641,000, as of December 31, 2007 and a carrying value of $1,819,000 net of accumulated amortization of $287,000, as of December 31, 2006.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 3 - Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2007:
Securities available for sale:
U.S. Government agency securities	$29,817	$266	$(52)	$30,031
Municipal securities	1,062	19	-	1,081
Mortgage-backed securities	21,181	212	(213)	21,180
Corporate debt securities and others	2,577	66	(118)	2,525

	54,637	563	(383)	54,817
Federal Home Loan Bank stock	653	-	-	653
ACBB stock	75	-	-	75

	$55,365	$563	$(383)	$55,545

Securities held to maturity:
Municipal securities	$5,758	$33	$(6)	$5,785
Corporate debt securities and others	1,799	-	(92)	1,707

	$7,557	$33	$(98)	$7,492

December 31, 2006:
Securities available for sale:
U.S. Government agency securities	$24,725	$59	$(246)	$24,538
Municipal securities	3,515	23	(1)	3,537
Mortgage-backed securities	14,849	52	(367)	14,534
Corporate debt securities and others	1,815	17	(3)	1,829

	44,904	151	(617)	44,438
Federal Home Loan Bank stock	243	-	-	243
ACBB stock	75	-	-	75

	$45,222	$151	$(617)	$44,756

Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$(6)	$994
Municipal securities	4,836	30	(13)	4,853
Corporate debt securities and others	1,796	2	(7)	1,791

	$7,632	$32	$(26)	$7,638

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 3 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2007, by contractual maturity, are shown.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,393	$4,373	$500	$501
Due in one year through five years	15,487	15,588	125	126
Due in five years through ten years	10,013	10,212	1,047	1,054
Due after ten years	3,563	3,464	5,885	5,811

	33,456	33,637	7,557	7,492
Mortgage-backed securities	21,181	21,180	-	-

	$54,637	$54,817	$7,557	$7,492

The Company had no sales of securities in 2007 and 2006.

Certain of the Company’s investment securities, totaling $29,195,000 and $14,211,000 at December 31, 2007 and 2006, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 3 – Securities (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2007:
U.S. Government agency securities	$6,787	$(5)	$6,450	$(47)	$13,237	$(52)
Corporate debt securities	2,605	(203)	484	(7)	3,089	(210)
Municipal securities	860	(6)	-	-	860	(6)
Mortgage-backed securities	460	(1)	6,970	(212)	7,430	(213)

Total Temporarily Impaired Securities	$10,712	$(215)	$13,904	$(266)	$24,616	$(481)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2006:
U.S. Government agency securities	$1,993	$(3)	$17,043	$(249)	$19,036	$(252)
Corporate debt securities	1,304	(9)	250	(1)	1,554	(10)
Municipal securities	2,551	(1)	848	(13)	3,399	(14)
Mortgage-backed securities	-	-	10,021	(367)	10,021	(367)

Total Temporarily Impaired Securities	$5,848	$(13)	$28,162	$(630)	$34,010	$(643)

Unrealized losses detailed above relate primarily to U.S. Government Agency, corporate debt and mortgage-backed securities and the decline in fair value is due only to interest rate fluctuations.  The Company had 43 and 56 securities in an unrealized loss position at December 31, 2007 and 2006, respectively.  The Company has the intent and ability to hold such investments until maturity or market price recovery.  Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are other than temporarily impaired as of December 31, 2007 and 2006.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 4 - Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Commercial and industrial	$114,657	$99,994
Real estate - construction	86,937	112,088
Real estate - commercial	167,404	158,523
Real estate - residential	4,955	2,477
Consumer	42,627	44,218
Other	711	117

	417,291	417,417
Allowance for loan losses	(4,675)	(4,567)
Unearned fees	(324)	(513)

Net Loans	$412,292	$412,337

The Company had no loans on which the accrual of interest had been discontinued at December 31, 2007 and 2006.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $799,000 and $0 at December 31, 2007 and 2006, respectively.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $835,000 and $0 at December 31, 2007 and 2006, respectively.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $0 at December 31, 2007 and 2006.  For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was $838,000 and $0 and the interest income recognized on these impaired loans was $68,000 and $0, respectively.

Changes in the allowance for loan losses are as follows:

	2007	2006
	(In Thousands)

Balance, beginning of year	$4,567	$2,380
Acquisition of Town Bank	-	1,536
Provision charged to expenses	108	649
Loans recovered, net	-	2

Balance, end of year	$4,675	$4,567

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 5 - Bank Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 are as follows:

	Estimated Useful Lives	2007	2006
		(In Thousands)

Land	Indefinite	$1,250	$1,250
Buildings	30 years	874	807
Leasehold improvements	5-15 years	3,307	2,527
Furniture, fixtures and equipment	3 - 7 years	3,030	2,635
Computer equipment and software	2 - 5 years	1,611	1,404
Construction in progress	-	642	250

		10,714	8,873

Less accumulated depreciation and amortization		(5,624)	(3,625)

		$5,090	$5,248

Note 6 - Deposits

The components of deposits at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Demand, non-interest bearing	$72,688	$72,119
Demand, interest bearing - NOW, money market and savings	182,425	148,149
Time, $100,000 and over	93,632	116,295
Time, other	78,214	105,355

	$426,959	$441,918

At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

2008	$166,929
2009	2,487
2010	1,532
2011	229
2012	669

$171,846

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 7 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  Securities sold under these agreements are retained under the Company’s control at their safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Information concerning repurchase agreements for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$15,187	$7,802
Average during the year	14,384	8,814
Maximum month-end balance	16,260	12,216
Weighted average rate during the year	3.75%	3.33%
Weighted average rate at December 31	3.17%	3.71%

Note 8 - Borrowings

Short-term borrowings consist of federal funds purchased and short-term advances from the Federal Home Loan Bank.  Information concerning short-term borrowings for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
	(Dollars In Thousands)

Short-term borrowings:
Balance at year-end	$-	$-
Average during the year	129	2,615
Maximum month-end balance	161	6,894
Weighted average rate during the year	5.08%	5.39%
Weighted average rate at December 31	-	-

The Company has unsecured lines of credit totaling $12,000,000 with another financial institution that bears interest at a variable rate and is renewed annually.  There were no borrowings under these lines of credit at December 31, 2007 and 2006.

The Company has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $68,000,000.  There were no short-term borrowings from the Federal Home Loan Bank at December 31, 2007 and 2006.  Advances from the Federal Home Loan Bank are secured by qualifying assets of Two River.

Long-term debt consists of a $7,500,000 convertible note due in November 2017 at an interest rate of 3.87% from the Federal Home Loan Bank (FHLB) that is collateralized by Two River Community’s investment securities.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Company has the option to repay this advance, if converted, without penalty.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 9 - Shareholders’ Equity

On August 10, 2004, Two River completed a common stock offering of 400,000 units of its common stock and warrants at $18.00 per unit for $7,200,000.  Gross proceeds of the offering were reduced by offering costs of $168,000.  Each unit consisted of one share of common stock, par value $2.00, and one warrant to purchase one share of common stock at an exercise price of $20.50.  Upon acquisition on April 1, 2006 of Two River by Community Partners, these warrants converted into warrants to purchase Community Partners common stock at the same per share exercise price.  The warrants were exercisable during the period from May 1, 2006 through June 30, 2006 and expired without exercise.

Note 10 - Employee Benefit Plans

The Company maintains 401(k) plans for each of its Banks.  Under the 401(k) plans, all employees are eligible to contribute from 3% to a maximum of 20% of their annual salary.  Annually the Company matches a percentage of employee contributions.  The Company contributed $149,000 and $113,000 for the years ended December 31, 2007 and 2006, respectively.  Each year, the Company may at its discretion elect to contribute profit sharing amounts into the 401(k) plans.  For the year ended December 31, 2007 and 2006, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Salary Continuation Plan for certain directors and executive officers that provides for payments upon retirement, death or disability.  The annual benefit is based on annual salary (as defined) and adjusted for earnings, if applicable.  At December 31, 2007 and 2006, other liabilities included approximately $428,000 and $309,000, respectively, accrued under this plan.  Expenses related to this plan included in the consolidated statements of income are approximately $119,000 and $143,000 for the years ended December 31, 2007 and 2006, respectively.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Unrealized holding gains on available for sale securities	$646	$396
Tax effect	(253)	(120)

Net of Tax Amount	$393	$276

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 12 - Federal Income Taxes

The components of income tax expense for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Current	$2,246	$2,072
Deferred	33	111

	$2,279	$2,183

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of income is as follows for the years ended December 31, 2007 and 2006:

	2007		2006
	Amount	%	Amount	%
	(In Thousands)

Federal income tax at statutory rate	$2,017	34.0%	$2,000	34.0%
Tax exempt interest	(80)	(1.3)	(122)	(2.1)
Bank-owned life insurance income	(44)	(0.7)	(52)	(0.9)
State income taxes, net of federal income tax benefit	335	5.6	344	5.8
Other	51	0.8	13	0.3

	$2,279	38.4%	$2,183	37.1%

The components of the net deferred tax asset, included in other assets, as of December 31, 2007 and 2006, were as follows:

	2007	2006
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,134	$1,084
Depreciation and amortization	566	380
Deferred compensation	172	123
Unrealized loss on investment securities available for sale	-	173
Other	1	21

	1,873	1,781
Deferred tax liabilities:
Purchase accounting adjustments	(445)	(197)
Unrealized gain on investment securities available for sale	(80)	-
Other	(70)	(20)

	(595)	(217)

Net Deferred Tax Asset	$1,278	$1,564

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 12 - Federal Income Taxes (Continued)

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the year ended December 31, 2007.  Corporate tax returns for the years 2003 through 2007 remain open to examination by taxing authorities.

Effective January 1, 2007, the Company adopted the provision of FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1), FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Note 13 - Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
	(In Thousands, Except Per Share Data)

Net income applicable to common stock	$3,652	$3,699

Weighted average common shares outstanding	6,717	6,076
Effect of dilutive securities, stock options	168	184

Weighted average common shares outstanding used to calculate diluted earnings per share	6,885	6,260

Basic earnings per share	$0.54	$0.61

Diluted earnings per share	$0.53	$0.59

Stock options for 379,000 and stock options and warrants for 514,000 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006, respectively, because they were anti-dilutive.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 14 - Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2021.  Aggregate rent expense was $934,000 and $747,000 for the years ended December 31, 2007 and 2006, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2007 are as follows (in thousands):

2008	$935
2009	888
2010	730
2011	619
2012	626
Thereafter	3,536

$7,334

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  The 2007 Plan, which was approved by the Company’s shareholders at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the 2007 Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of common stock reserved and available under the 2007 Plan is 772,500 after adjusting for the 3% stock dividend paid on August 31, 2007 to shareholders of record as of August 10, 2007.

Options awarded under the 2007 Plan may be either options that qualify as incentive stock options (“ISOs”) under section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the 2007 Plan to directors and employees.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 15 - Stock Option Plans (Continued)

Shares delivered under the 2007 Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board.  The exercise price per share purchasable under either an ISO or a NQSO may not be less than the fair market value of a share of stock on the date of grant of the option.  The Committee will determine the vesting period and term of each option, provided that no ISO may have a term in excess of ten years after the date of grant.

Restricted stock is stock which is subject to certain transfer restrictions and to a risk of forfeiture.  The Committee will determine the period over which any restricted stock which is issued under the 2007 Plan will vest, and will impose such restrictions on transferability, risk of forfeiture and other restrictions as the Committee may in its discretion determine.  Unless restricted by the Committee, a participant granted restricted stock will have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends with respect to that stock.

Unless otherwise provided by the Committee in the award document or subject to other applicable restrictions, in the event of a Change in Control (as defined in the 2007 Plan) all non-forfeited options and awards carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested as of the time of the Change in Control, and all restricted stock and awards subject to risk of forfeiture will become fully vested.

Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the years ended December 31, 2007 and 2006.

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2007 and 2006, as adjusted for the 3% stock dividend in 2007:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding, December 31, 2005	614,681	$10.17
Options exercised	(42,718)	5.77
Town Bank options converted	212,423	6.12
Options forfeited	(2,652)	16.26

Options outstanding, December 31, 2006	781,736	9.29
Options exercised	(15,886)	4.38

Options outstanding, December 31, 2007	765,850	$9.40	4.84 years	$2,029,449
Options exercisable, end of year	765,850	$9.40	4.84 years	$2,029,449

Options outstanding – price range at end of year	$3.45 to $16.26
Options exercisable – price range at end of year	$3.45 to $16.26

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 15 - Stock Option Plans (Continued)

The total intrinsic value of stock options exercised was $76,770 and $228,740 during the years ended December 31, 2007 and 2006, respectively.

The following summarizes information about stock options outstanding at December 31, 2007.

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$3.45 - $3.74	204,528	3.5 years	$3.55
$4.13 - $4.85	49,442	5.5 years	4.51
$4.86 - $5.75	38,241	4.5 years	5.17
$5.98 - $6.75	36,866	2.5 years	6.04
$6.82 - $9.12	26,820	3.0 years	7.35
$9.33 - $12.82	219,077	5.0 years	11.95
$10.75 - $11.31	17,419	6.9 years	11.28
$15.55 - $16.26	173,457	6.7 years	16.23

	765,850

Note 16 - Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the banking subsidiaries.  In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission.  Community Partners relies on such directors and executive officers for the identification of their associates.  These loans at December 31, 2007 were current as to principal and interest payments, and did not involve more than normal risk of collectibility.  At December 31, 2007 and 2006, loans to related parties amounted to $14,889,000 and $15,883,000 respectively.  During 2007, new loans and advances to such related parties totaled $3,538,000 and repayments and other reductions aggregated $4,532,000.

A director of Two River is the principal of a company that provides leasehold improvement construction services for Two River’s new offices.  Two River paid $136,000 and $191,000 for these construction services for the years ended December 31, 2007 and 2006 respectively.  Such costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period.  Construction costs incurred and in process are comparable to similarly outfitted bank office space in the market area.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.  The Company had commitments to extend credit, including unused lines of credit of approximately $94,065,000 and $114,181,000 at December 31, 2007 and 2006, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Company amortizes the fees collected over the life of the instrument.  The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Company had standby letters of credit for customers aggregating $5,304,000 and $4,192,000 at December 31, 2007 and 2006, respectively.  The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4,905,000 and $3,643,000 at December 31, 2007 and 2006, respectively.  The current amounts of the liability related to guarantees under standby letters of credit issued is not material as of December 31, 2007 and 2006.

Note 18 - Regulatory Matters

The Banks are required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank.  The total of this reserve balance was $460,000 at December 31, 2007.

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 18 - Regulatory Matters (Continued)

Quantitative measures established by regulations to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets.  Management believes, as of December 31, 2007 that the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Banks met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that  management  believes have changed the institutions’ categories.  Community Partners (on a consolidated basis) and the Banks actual capital amounts and ratios at December 31, 2007 and 2006 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2007
Total capital (to risk-weighted assets)
Community Partners Bancorp	$50,734	11.66%	$	>34,809	≥8.00%	$ N/A	N/A
Two River Community Bank	30,523	10.96%		>22,280	≥8.00%	>27,849	≥10.00%
The Town Bank	19,565	12.42%		>12,602	≥8.00%	>15,753	≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,059	10.59%		>17,397	≥4.00%	N/A	N/A
Two River Community Bank	27,698	9.95%		>11,135	≥4.00%	>16,702	≥6.00%
The Town Bank	17,715	11.25%		>6,299	≥4.00%	>9,448	≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	46,059	9.15%		>20,135	≥4.00%	N/A	N/A
Two River Community Bank	27,698	8.71%		>12,720	≥4.00%	>15,900	≥5.00%
The Town Bank	17,715	9.48%		>7,475	≥4.00%	>9,343	≥5.00%

As of December 31, 2006
Total capital (to risk-weighted assets)
Community Partners Bancorp	$46,636	10.73%	$	>34,771	≥8.00%	$ N/A	N/A
Two River Community Bank	29,021	10.54%		>22,027	≥8.00%	>27,534	≥10.00%
The Town Bank	18,062	11.29%		>12,799	≥8.00%	>15,998	≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	42,069	9.68%		>17,384	≥4.00%	N/A	N/A
Two River Community Bank	26,300	9.55%		>11,015	≥4.00%	>16,524	≥6.00%
The Town Bank	16,215	10.14%		>6,396	≥4.00%	>9,595	≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	42,069	8.52%		>19,751	≥4.00%	N/A	N/A
Two River Community Bank	26,300	8.41%		>12,509	≥4.00%	>15,636	≥5.00%
The Town Bank	16,215	8.94%		>7,255	≥4.00%	>9,069	≥5.00%

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 18 - Regulatory Matters (Continued)

The bank subsidiaries are subject to certain legal and regulatory limitations on the amount of dividends that they may declare without prior regulatory approval.  Cash dividends were paid by the subsidiaries during 2007 to the parent company in amounts that did not adversely affect the ability of the subsidiary banks to be well-capitalized.  Under Federal Reserve regulations, the bank subsidiaries are limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2007 and 2006:

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

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 19 - Fair Value of Financial Instruments (Continued)

Other Borrowed Funds

The carrying amount of securities sold under agreements to repurchase and short-term borrowings approximates fair value.  The fair value of long-term debt is estimated by discounting the future value using the current rates at which similar borrowings would be made for the same remaining maturities.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements.

The estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$10,013	$10,013	$15,177	$15,177
Securities available for sale	55,545	55,545	44,756	44,756
Securities held to maturity	7,557	7,492	7,632	7,638
Loans receivable	416,967	415,987	416,904	416,894
Accrued interest receivable	2,291	2,291	2,345	2,345

Financial liabilities:
Deposits	426,959	427,191	441,918	442,062
Securities sold under agreements to repurchase	15,187	15,187	7,802	7,802
Long-term debt	7,500	7,564	-	-
Accrued interest payable	531	531	587	587

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners, is as follows:

Condensed Balance Sheets
	December 31,
	2007	2006
	(In Thousands)
Assets
Cash and cash equivalents	$206	$90
Investments in subsidiaries	71,811	68,765
Other assets	504	482

Total assets	$72,521	$69,337

Liabilities and Shareholders’ Equity
Other liabilities	$64	$1,018
Shareholders’ equity	72,457	68,319

Total liabilities and Shareholders’ equity	$72,521	$69,337

Condensed Statements of Income
	December 31,
	2007	2006
	(In Thousands)
Dividends from Bank subsidiaries	$1,000	$-
Management fees from subsidiaries	1,066	455
	2,066	455

Other operating expenses	1,066	455

Income before undistributed income of subsidiaries	1,000	-

Equity in undistributed income of subsidiaries	2,652	3,216

Net income	$3,652	$3,216

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows
	December 31,
	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net income	$3,652	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,652)	(3,216)
Other, net	(57)	90

Net cash provided by operating activities	943	90

Cash flows from financing activities:
Proceeds from options exercised	70	246
Tax benefit of options exercised	23	32
Acquisition of dissenter shares	-	(41)
Repayment of advances from subsidiaries	(920)	(237)

Net cash used in financing activities	(827)	-

Increase in cash and cash equivalents	116	90

Cash and cash equivalents at beginning of period	90	-

Cash and cash equivalents at end of year	$206	$90

Community Partners Bancorp

Notes to Consolidated Financial Statements

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2007 and 2006, on a quarterly basis, for Community Partners (in thousands, except per share data):
	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,611	$9,143	$9,148	$8,947
Interest expense	3,703	4,040	4,093	4,043

Net interest income	4,908	5,103	5,055	4,904
Provision for loan losses	51	-	1	56

Net interest after provision for loan losses	4,857	5,103	5,054	4,848
Non-interest income	383	377	438	400
Non-interest expense	4,192	3,764	3,764	3,809

Income before income taxes	1,048	1,716	1,728	1,439
Income taxes	380	662	699	538

Net income	$668	$1,054	$1,029	$901
Net income per share:
Basic	$0.10	$0.16	$0.15	$0.13
Diluted	$0.10	$0.15	$0.15	$0.13

	2006
	Fourth Quarter	Third Quarter	Second Quarter (1)	First Quarter

Interest income	$8,859	$8,539	$8,072	$4,329
Interest expense	3,873	3,584	3,269	1,513

Net interest income	4,986	4,955	4,803	2,816
Provision for loan losses	112	164	257	116

Net interest after provision for loan losses	4,874	4,791	4,546	2,700
Non-interest income	398	382	408	298
Non-interest expense	3,567	3,455	3,230	2,263

Income before income taxes	1,705	1,718	1,724	735
Income taxes	649	644	638	252

Net income	$1,056	$1,074	$1,086	$483
Net income per share:
Basic	$0.16	$0.16	$0.16	$0.12
Diluted	$0.15	$0.16	$0.16	$0.11

(1)	Results beginning with the second quarter ended June 30, 2006 include the results of Town Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: March 31, 2008	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ BARRY B. DAVALL	President, Chief Executive Officer and Director	March 31, 2008
Barry B. Davall /s/ CHARLES T. PARTON	(Principal Executive Officer) Chairman of the Board	March 31, 2008
Charles T. Parton	Vice Chairman of the Board
Joseph F.X. O’Sullivan /s/ MICHAEL W. KOSTELNIK, JR.	Director	March 31, 2008
Michael W. Kostelnik, Jr. /s/ FRANK J. PATOCK, JR.	Director	March 31, 2008
Frank J. Patock, Jr. /s/ ROBERT E. GREGORY	Director	March 31, 2008
Robert E. Gregory /s/ FREDERICK H. KURTZ	Director	March 31, 2008
Frederick H. Kurtz /s/ JOHN J. PERRI, JR.	Director	March 31, 2008
John J. Perri, Jr. /s/ MICHAEL J. GORMLEY	Senior Vice President and Chief Financial Officer	March 31, 2008
Michael J. Gormley /s/ MICHAEL BIS	(Principal Financial Officer) Controller and Chief Accounting Officer	March 31, 2008
Michael Bis	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.			Description

2
Agreement and Plan of Acquisition, dated as of August 16, 2005, among the Registrant, Two River Community Bank, and The Town Bank (incorporated by reference to Annex A to the Joint Proxy Statement-Prospectus included in the Registrant’s Registration Statement on Form S-4/A filed with the SEC on February 8, 2006 (the “February S-4/A”))

3	(i)
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Community Partners Bancorp Registration Statement on Form S-4 filed with the SEC on November 10, 2005 (the “S-4”))

3	(ii)(A)		By-laws of the Registrant, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2007)

3	(ii)(B)		Amendment No. 1 to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(B) to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2007)

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

10.14		Services agreement between Two River Community Bank and Online Resources Corporation/Quotien, dated March 17, 2003 (incorporated by reference to Exhibit 10.25 to the S-4)

10.15	#	The Town Bank of Westfield 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.26 to the S-4)

10.16	#	The Town Bank of Westfield 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.27 to the S-4)

10.17	#	The Town Bank of Westfield 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.28 to the S-4)

10.18	#	The Town Bank of Westfield 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.29 to the S-4)

10.19	#	The Town Bank of Westfield 1999 Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the S-4)

10.20	#	The Town Bank of Westfield 2000 Director Stock Option Plan (incorporated by reference to Exhibit 10.31 to the S-4)

Exhibit No.		Description

10.21	#	The Town Bank of Westfield 2001 Director Stock Option Plan (incorporated by reference to Exhibit 10.32 to the S-4)

10.22	#
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

10.33	#	Amendment dated January 4, 2006 to The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.49 to the January S-4/A)

10.34	#	Amendment dated January 4, 2006 to The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.50 to the January S-4/A)

10.35	#	Amendment dated January 4, 2006 to The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.51 to the January S-4/A)

10.36	#	Amendment dated January 4, 2006 to The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.52 to the January S-4/A)

10.37	#	Severance Agreement between The Town Bank and Edwin Wojtaszek, made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.33 to the S-4)

10.38	#	Severance Agreement between The Town Bank and Robert W. Dowens, Sr., made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.34 to the S-4)

10.39	#	Severance Agreement between The Town Bank and Nicholas A. Frungillo, Jr., made as December 4, 2002 (as amended December 20, 2004) (incorporated by reference to Exhibit 10.35 to the S-4)

10.40	#	Community Partners Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10.41	#
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and Barry B. Davall (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.42	#
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.43	#
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.44	#
Change in Control Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, The Town Bank and Robert W. Dowens, Sr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

Exhibit No.		Description

10.45	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Barry B. Davall (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.46	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and William D. Moss (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.47	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Robert Dowens, Sr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.48	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Michael J. Gormley (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007)

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Barry B. Davall, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Barry B. Davall, Chief Executive Officer of the Registrant, and Michael J. Gormley, Chief Financial Officer of the Registrant

 _____________________
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.