Form 10-Q
period 2008-03-31
Community Partners Bancorp
filed 2008-05-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file Number: 000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 Highway 35 South, Middletown, New Jersey	07748
(Address of Principal Executive Offices)	(Zip Code)

(732) 706-9009
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of May 14, 2008, there were 6,740,303 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets (unaudited)
	as of March 31, 2008 and December 31, 2007	1

	Consolidated Statements of Income (unaudited)
	for the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Shareholders’ Equity (unaudited)
	for the three months ended March 31, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited)
	for the three months ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 6.	Exhibits	28

SIGNATURES		29

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2008 and December 31, 2007
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$12,757	$9,675
Federal funds sold	8,785	338

Cash and cash equivalents	21,542	10,013

Securities available-for-sale	52,752	55,545
Securities held-to-maturity (fair value of $7,513 and $7,492 at March 31, 2008 and December 31, 2007, respectively)	7,557	7,557

Loans	423,260	416,967
Allowance for loan losses	(4,760)	(4,675)

Net loans	418,500	412,292

Bank-owned life insurance	3,989	3,951
Premises and equipment, net	5,465	5,090
Accrued interest receivable	2,151	2,291
Goodwill and other intangible assets, net of accumulated amortization of $728 and $641 at March 31, 2008 and December 31, 2007, respectively	26,212	26,299
Other assets	1,285	2,063

TOTAL ASSETS	$539,453	$525,101

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$80,935	$72,688
Interest bearing	356,708	354,271

Total deposits	437,643	426,959

Securities sold under agreements to repurchase	17,998	15,187
Accrued interest payable	408	531
Long-term debt	7,500	7,500
Other liabilities	2,619	2,467

Total liabilities	466,168	452,644

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,737,303 and 6,722,784 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	66,634	66,552
Retained earnings	6,134	5,805
Accumulated other comprehensive income	517	100

Total shareholders' equity	73,285	72,457

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$539,453	$525,101

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$7,234	$8,105
Investment securities	749	673
Federal funds sold	36	169
Total Interest Income	8,019	8,947
INTEREST EXPENSE:
Deposits	2,941	3,944
Securities sold under agreements to repurchase	128	99
Borrowings	83	-
Total Interest Expense	3,152	4,043
Net Interest Income	4,867	4,904
PROVISION FOR LOAN LOSSES	85	56
Net Interest Income after Provision for Loan Losses	4,782	4,848
NON-INTEREST INCOME:
Service fees on deposit accounts	178	143
Other loan customer service fees	31	91
Earnings from investment in life insurance	38	31
Other income	131	135
Total Non-Interest Income	378	400
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,174	1,932
Occupancy and equipment	818	762
Professional	206	179
Insurance	155	127
Advertising	56	105
Data processing	112	147
Outside services fees	114	107
Amortization of identifiable intangibles	87	96
Other operating	322	354
Total Non-Interest Expenses	4,044	3,809

Income before Income Taxes	1,116	1,439
INCOME TAX EXPENSE	401	538

Net Income	$715	$901

EARNINGS PER SHARE:
Basic	$0.11	$0.13
Diluted	$0.10	$0.13

Weighted average shares outstanding (in thousands):
Basic	6,735	6,707
Diluted	6,874	6,885

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)

				Accumulated
				Other	Total
	Outstanding	Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income/(Loss)	Equity
Balance December 31, 2007	6,722,784	$66,552	$5,805	$100	$72,457

Comprehensive income:
Net income	-	-	715	-	715
Change in net unrealized gain on securities available for sale, net of tax of $269	-	-	-	417	417

Total comprehensive income	-	-	-	-	1,132

Options exercised	14,519	82	-	-	82

Cumulative effect adjustment – adoption of
accounting for post retirement benefit costs	-	-	(386)	-	(386)

Balance, March 31, 2008	6,737,303	$66,634	$6,134	$517	$73,285

Balance December 31, 2006	6,511,582	$64,728	$3,884	$(293)	$68,319

Comprehensive income:
Net income	-	-	901	-	901
Change in net unrealized loss on securities available for sale, net of tax of $33	-	-	-	58	58

Total comprehensive income	-	-	-	-	959

Balance, March 31, 2007	6,511,582	$64,728	$4,785	$(235)	$69,278

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$715	$901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	255
Provision for loan losses	85	56
Intangible amortization	87	96
Net accretion of securities premiums and discounts	(4)	(10)
Net increase in investment in life insurance	(38)	(31)
Commercial loan participations originated for sale	-	(2,434)
Proceeds from sales of commercial loan participations	-	2,434
Decrease (increase) in assets:
Accrued interest receivable	140	108
Other assets	509	(37)
(Decrease) increase in liabilities:
Accrued interest payable	(123)	(76)
Other liabilities	(234)	401
Net cash provided by operating activities	1,388	1,663

Cash flows from investing activities:
Purchase of securities available for sale	(10,754)	(11,495)
Proceeds from repayments and maturities of securities held to maturity	-	1,000
Proceeds from repayments and maturities of securities available for sale	14,237	4,771
Net increase in loans	(6,293)	(833)
Purchases of premises and equipment	(626)	(67)
Net cash used in investing activities	(3,436)	(6,624)

Cash flows from financing activities:
Net increase in deposits	10,684	23,675
Net increase in securities sold under agreements to repurchase	2,811	6,454
Net increase in short-term borrowings	-	161
Proceeds from exercise of stock options	82	-
Net cash provided by financing activities	13,577	30,290

Net increase in cash and cash equivalents	11,529	25,329
Cash and cash equivalents – beginning	10,013	15,177

Cash and cash equivalents - ending	$21,542	$40,506

Supplementary cash flow information:
Interest paid	$3,275	$4,119
Income taxes paid	$-	$225

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiaries, Two River Community Bank (“Two River”) and The Town Bank (“Town Bank”) and Two River’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust.  All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

NOTE 2 – EARNINGS PER SHARE

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$715	$901

Weighted average common shares outstanding	6,735,419	6,706,929
Effect of dilutive securities, stock options	138,764	178,302

Weighted average common shares outstanding used to calculate diluted earnings per share	6,874,183	6,885,232

Basic earnings per share	$0.11	$0.13
Diluted earnings per share	$0.10	$0.13

NOTE 3 – COMPREHENSIVE INCOME

The components of other comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Unrealized holding gains on available-for-sale securities	$686	$91
Reclassification adjustments for gains (losses) included in net income	-	-
	686	91
Tax effect	(269)	(33)

Net unrealized gains	$417	$58

NOTE 4 – STOCK BASED COMPENSATION

Both Two River and Town Bank had stock option plans outstanding at the time of their acquisition by Community Partners for the benefit of their employees and directors.  The plans provided for the granting of both incentive and non-qualified stock options.  All stock options outstanding at the time of acquisition, April 1, 2006, were fully vested.  In accordance with terms of the acquisition, Two River’s outstanding stock options were converted into options to purchase the same number of shares of Company common stock at the same per share exercise price.

Town Bank’s outstanding options were converted into options to purchase shares of Company common stock determined by multiplying the number of Town Bank shares subject to the original option by the 1.25 exchange ratio, at an exercise price determined by dividing the exercise price of the original Town Bank option by the 1.25 exchange ratio.

Options to purchase shares of Two River and Town Bank common stock converted into options to purchase shares of Company common stock upon the acquisition and are subject to the same terms and conditions, including expiration date, vesting and exercise provisions, that applied to the original options.  There are no shares available for grant under these prior plans.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval.  The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of Company common stock to be reserved and available for awards under the Plan is 772,500 after adjusting for the 3% stock dividend paid on August 31, 2007 to shareholders of record as of August 10, 2007.

Community Partners did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during 2006, 2007 or during the three months ended March 31, 2008.

The following table presents information regarding the Company’s outstanding stock options as of March 31, 2008.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	765,850	$9.40
Options exercised	(14,519)	5.63

Options outstanding, end of quarter	751,331	$9.47	4.59 years	$1,046,755
Options exercisable, end of quarter	751,331	$9.47	4.59 years	$1,046,755
Option price range at end of quarter	$3.45 to $16.26
__________________

Intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $52,420.

NOTE 5 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2008, the Company had $5,799,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

NOTE 6 – STOCK DIVIDENDS

On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three months ended March 31, 2007 have been retroactively adjusted to reflect this dividend.

NOTE 7 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.  In December 2007, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS 157 and FSP No. 157-2 had no impact on the amounts reported in the consolidated financial statements.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Securities available for sale	$52,752	$-	$51,882	$870
Impaired Loans	834	-	-	834

	$53,586	$-	$51,882	$1,704

The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Securities available for sale
(in thousands)

Beginning balance, January 1, 2008	$974
Total gains/(losses) – (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(104)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-

Ending balance March 31, 2008	$870

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g. changes in unobservable long-dated volatilities) inputs.

Impaired loans totaled $834,000 as of March 31, 2008 compared to $835,000 as of December 31, 2007.  There were no new impaired loans added during the three months ended March 31, 2008, principal reductions of $1,000 and no advances.

The following valuation techniques were used to measure fair value of assets in the table above:

•
Available for sale securities – The Company utilizes a third party source to provide fair value of its fixed income securities.  The methodology consists of pricing models based on asset class and include available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes, some of which are heavily influenced by unobservable inputs.

•
Impaired Loans – Loans included in the above table are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less their valuation allowance as determined under SFAS 114.

NOTE 8 – NEW ACCOUNTING STANDARDS

In September 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in FASB Statement No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment charge to retained earnings of $386,000.  In addition, the benefit expense recorded in the first quarter of 2008 was approximately $13,000 due to the adoption of EITF 06-4.  Total benefit expense for 2008 will approximate $50,000.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. (See Note 7 – Fair Value Measurements)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company adopted the standard but did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company expects that EITF 06-11 will not have a significant impact on its consolidated financial statements.

FASB Statement No. 141 (R), “Business Combinations”, was issued in December 2007.  This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a Company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.

FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, was issued in December 2007.  This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (“FSP”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, such as the changes in interest rates or in national or local economic conditions in areas in which our operations are concentrated, risks associated with investments in mortgage-backed securities, increased competition, rapid growth, reliance on management and other key personnel, and other such risks.  Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

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

Note 1 to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 contains a summary of our significant accounting policies.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Purchase Accounting for Business Combinations.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These standards eliminated the pooling-of-interests method of accounting in favor of purchase accounting.  Further, these standards were promulgated to ensure that post-merger financial statements of combined entities are prepared in a manner that best represents the underlying economics of a business combination.

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

Overview

Community Partners reported net income of $715 thousand for the quarter ended March 31, 2008, or $0.11 for basic earnings per share and $0.10 for diluted earnings per share, compared to net income of $901 thousand for the quarter ended March 31, 2007, or $0.13 for both basic and diluted earnings per share, a decrease of $186 thousand, or 20.6%.  On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three months ended March 31, 2007 have been retroactively adjusted to reflect the stock dividend.

The decrease in net income resulted primarily from the declining interest rate environment as well as increased non-interest expenses incurred during the first three months of 2008 and fourth quarter of 2007 as we expanded our branch network and increased support staff.  These actions were taken in order to position ourselves for future growth.  On a linked quarter basis, net income for the first quarter of 2008 increased by $47 thousand, or 7.0%, over the fourth quarter of 2007.

At March 31, 2008, assets totaled $539.5 million, an increase of $14.4 million, or 2.7%, over December 31, 2007 assets of $525.1 million.  The increase in total assets was the result of growth in our deposit base, which funded our loan growth and increased cash and cash equivalents.  Total deposits increased to $437.6 million at March 31, 2008, compared to $427.0 million at December 31, 2007, an increase of $10.6 million, or 2.5%.  In addition, securities sold under agreements to repurchase increased to $18.0 million at March 31, 2008, compared to $15.2 million at December 31, 2007, an increase of $2.8 million, or 18.4%.

The Company’s loan portfolio, net of allowances for loan losses, increased to $418.5 million at March 31, 2008, compared to $412.3 million at December 31, 2007, an increase of $6.2 million, or 1.5%.  The allowance for loan losses totaled $4.8 million, or 1.12% of total loans at March 31, 2008, compared to $4.7 million, or 1.12% of total loans at December 31, 2007.  The moderate increase in loan volume reflects our efforts to maintain our high credit standards in a challenging market.  As an alternative to funding lesser quality loans with our deposit growth and proceeds from existing loan pay-downs and investment securities maturities, we increased our liquidity position as we placed excess funds into our overnight sales of federal funds.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) At or For the Three Months ended March 31, 2008	At or For the Year ended December 31, 2007
Performance Ratios:
Return on average assets	0.54%	0.68%
Return on average tangible assets	0.57%	0.72%
Return on average shareholders' equity	3.96%	5.19%
Return on average tangible shareholders' equity	6.21%	8.30%
Average equity to average assets	13.69%	13.14%
Average tangible equity to average tangible assets	9.19%	8.63%
Dividend payout	0.00%	0.00%

Results of Operations

Community Partners’ principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses.  Other income consists primarily of service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

RESULTS OF OPERATIONS
Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net Interest Income

Interest income for the three months ended March 31, 2008 decreased by $928 thousand, or 10.4%, to $8.0 million, from $8.9 million in the same 2007 period.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $996 thousand, which was partially offset by $72 thousand of additional interest income attributable to one additional day during the first quarter of 2008 compared to the same prior year period.  The decrease in market interest rates throughout 2007 and the first quarter of 2008 accounted for the decrease in yield on interest-earning assets.  The Federal Reserve decreased the intended federal funds rate by 100 basis points during 2007, to 4.25%, and by an additional 200 basis points during the first quarter of 2008, to 2.25%.

Interest and fees on loans decreased by $871 thousand, or 10.7%, to $7.2 million for the three months ended March 31, 2008 compared to $8.1 million for the same 2007 period.  Of the $871 thousand decrease in interest and fees on loans, $989 thousand is attributable to interest rate-related decreases, partially offset by $48 thousand attributable to volume-related increases and $70 thousand attributable to one additional day during the first quarter of 2008 compared to the same prior year period.  The Company experienced reduced yields on our loan portfolio as our new and variable rate loans adjusted to the decreasing market rates as the Federal Reserve reduced the intended federal funds rate.  The average balance of the loan portfolio for the three months ended March 31, 2008 increased by $2.5 million, or 0.6%, to $420.0 million from $417.5 million for the same 2007 period.  The average annualized yield on the loan portfolio was 6.93% for the quarter ended March 31, 2008 compared to 7.87% for the same prior year quarter.

Interest income on federal funds sold and other short-term investments decreased by $133 thousand, or 78.7%, from $169 thousand for the three months ended March 31, 2007, to $36 thousand for the three months ended March 31, 2008.  For the three months ended March 31, 2008, federal funds sold and other short-term investments had an average interest earning balance of $5.0 million with an average annualized yield of 2.88%.  For the three months ended March 31, 2007, this category had average interest earning balances of $12.4 million with an average annualized yield of 5.52%.  During these comparative periods, the intended federal funds rate decreased 300 basis points to 2.25% by the end of the first quarter of 2008.

Interest income on investment securities totaled $749 thousand for the three months ended March 31, 2008 compared to $673 thousand for the three months ended March 31, 2007. The increase in investment securities interest income was primarily attributable to higher volume and generally higher rates realized on new purchases of investment securities during 2007 than those rates realized in the existing portfolio.  For the three months ended March 31, 2008, investment securities had an average balance of $60.6 million with an average annualized yield of 4.94% compared to an average balance of $56.4 million with an average annualized yield of 4.77% for the three months ended March 31, 2007.

Interest expense on interest-bearing liabilities amounted to $3.2 million for the three months ended March 31, 2008, compared to $4.0 million for the same 2007 period, a decrease of $891 thousand, or 22.0%.  Of this decrease in interest expense, $766 thousand was due to rate-related decreases on interest-bearing liabilities and $162 thousand was due to volume-related decreases on interest-bearing liabilities.  These decreases in interest expense were partially offset by additional interest expense amounting to $37 thousand resulting from one additional day during the first quarter of 2008 compared to the same prior year period.

During 2007 and the first quarter of 2008, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, products and services offered to Two River customers were offered to Town Bank customers as well.  Also during this period, as the intended federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products and borrowed funds.  The average balance of our deposit accounts and agreement to repurchase securities product was $445.5 million for the three months ended March 31, 2008 compared to $460.2 million for the three months ended March 31, 2007, a decrease of $14.7 million, or 3.2%.  Our average deposit mix changed from $218.8 million in time deposits and $83.3 million in money market deposits during the first quarter of 2007 to $170.7 million in time deposits and $120.4 million in money market deposits during the first quarter of 2008.  This represents a decrease of $48.1 million, or 22.0%, in time deposits and an increase in money market accounts of $37.1 million, or 44.5%, for the first quarter of 2008 as compared to the same prior year period.  During the first quarter of 2008, we partially replaced maturing high-cost time deposits by utilizing our funds borrowing capabilities, as our average borrowed funds increased to $8.5 million for the first quarter of 2008 compared to $16 thousand for the same prior year period.  For the three months ended March 31, 2008, the average interest cost for all interest-bearing liabilities was 3.33% compared to 4.23% for the three months ended March 31, 2007.

Management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and federal funds sold.  During the first quarter of 2008, management found it cost-effective to access our borrowing lines and also purchased $5.0 million of wholesale certificates of deposit as alternatives to pursuing higher costing certificates of deposit originated in our market area.  The wholesale certificates of deposit are for various amounts and maturity dates through November 2008.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations and our planned branch network growth have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the first quarter of 2008 increased to $16.7 million, with an average rate of 3.09%, compared to $10.8 million, with an average rate of 3.72%, during the same prior year quarter.  The lower interest rates paid during the first quarter of 2008 resulted from the Federal Reserve’s decreases in the intended federal funds rate, as previously described.

Net interest income decreased by $37 thousand, or 0.8%, to $4.9 million for the three months ended March 31, 2008 compared to the same 2007 period.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 4.03% for the three months ended March 31, 2008 from 4.09% for the three months ended March 31, 2007.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

The following table reflects, for the periods presented, the components of our net interest income, setting forth (1) average assets, liabilities, and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our yield on interest-earning assets.  Yields on tax-exempt assets have not been calculated on a fully tax-exempt basis.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$5,035	$36	2.88%	$12,409	$169	5.52%
Investment securities	60,611	749	4.94%	56,403	673	4.77%
Loans (1) (2)	419,968	7,234	6.93%	417,546	8,105	7.87%

Total Interest Earning Assets	485,614	8,019	6.64%	486,358	8,947	7.46%

Non-Interest Earning Assets:
Allowance for loan losses	(4,709)			(4,592)
All other assets	49,443			50,431

Total Assets	$530,348			$532,197

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$35,861	114	1.28%	$39,990	205	2.08%
Savings deposits	28,532	150	2.11%	34,675	200	2.34%
Money market deposits	120,420	980	3.27%	83,253	808	3.94%
Time deposits	170,698	1,697	4.00%	218,802	2,731	5.06%
Repurchase agreements	16,654	128	3.09%	10,804	99	3.72%
Short-term borrowings	1,020	10	3.98%	16	-	-
Long-term debt	7,500	73	3.89%	-	-	-

Total Interest-Bearing Liabilities	380,685	3,152	3.33%	387,540	4,043	4.23%

Non-Interest-Bearing Liabilities:
Demand deposits	73,349			72,668
Other liabilities	3,721			3,053

Total Non-Interest-Bearing Liabilities	77,070			75,721

Shareholders' Equity	72,593			68,936

Total Liabilities and Shareholders' Equity	$530,348			$532,197

NET INTEREST INCOME		$4,867			$4,904

NET INTEREST SPREAD (3)			3.31%			3.23%

NET INTEREST MARGIN(4)			4.03%			4.09%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended March 31, 2008
	Compared to Three Months Ended
	March 31, 2007
	Increase (Decrease) Due To
	Volume	Rate	Time	Net
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$(102)	$(33)	$2	$(133)
Investment securities	50	26	-	76
Loans	48	(989)	70	(871)

Total Interest Income	(4)	(996)	72	(928)

Interest Paid On:
NOW deposits	(21)	(72)	2	(91)
Savings deposits	(36)	(16)	2	(50)
Money market deposits	365	(199)	6	172
Time deposits	(607)	(453)	26	(1,034)
Repurchase agreement	54	(26)	1	29
Short-term borrowings	10	-	-	10
Short-term borrowings	73	-	-	73

Total Interest Expense	(162)	(766)	37	(891)

Net Interest Income	$158	$(230)	$35	$(37)

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2008 increased by $29 thousand, to $85 thousand, as compared to $56 thousand for the same 2007 period. The increase was attributable to higher net loan originations in the first quarter of 2008 as compared to the first quarter of 2007.  In management’s opinion, the allowance for loan losses, totaling $4.8 million at March 31, 2008, is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At March 31, 2008, the Company had $834 thousand of non-accrual loans and $561 thousand of loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased moderately by $6.3 million in the first quarter of 2008 compared to an increase in loan volume amounting to $833 thousand in the first quarter of 2007.  The moderate increase in net loan originations reflects management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area. Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2008, non-interest income amounted to $378 thousand compared to $400 thousand for the same prior year period.  This decrease of $22 thousand, or 5.5%, is primarily attributable to lower other loan customer service fees, which decreased by $60 thousand, or 65.9%, for the quarter ended March 31, 2008, compared to the same prior year quarter.  The decrease in other loan customer service fees for the first quarter of 2008 resulted from reduced realized loan pre-payment penalty fees as fixed rate loan pre-payments decreased during the first quarter of 2008 compared to the same prior year period.  The decrease in loan pre-payment penalty fees was partially offset by a $35 thousand, or 24.5%, increase in service fees on deposit accounts as a result of increased volume in non-sufficient funds fees.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2008 increased $235 thousand, or 6.2%, to $4.0 million compared to $3.8 million for the same prior year period.  The Company’s salary and employee benefits increased $242 thousand, or 12.5%, primarily as a result of additions of staff to support the growth of the Company, including two new branches, higher salaries and higher health insurance costs.  Advertising expense decreased by $49 thousand, or 46.7%, as management reallocated its resources.  Data processing fees decreased by $35 thousand, or 23.8%, due to efficiencies realized by the integration of the operations of the two banks.  Occupancy and equipment expense rose by $56 thousand, or 7.3%, as we opened two new branches and positioned our back-office operations for future growth.  Professional expenses increased by $27 thousand, or 15.1%, primarily due to the additional costs of being a public company and preparing to meet the internal control compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Outside service fees increased by $7 thousand, or 6.5%.  Insurance costs increased by $28 thousand, or 22.0%, due primarily to increased FDIC insurance costs.  Other operating expenses decreased by $32 thousand, or 9.0%, as we focused on the reduction of other non-interest expenses during a period of slowed loan originations.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $87 thousand in costs for the first quarter of 2008 compared to $96 thousand for the same prior year quarter.  We currently anticipate continued increases in non-interest expense for the remainder of 2008 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $401 thousand for the three months ended March 31, 2008 compared to $538 thousand for the three months ended March 31, 2007.  The decrease is primarily due to lower pre-tax income and higher tax-exempt income earned during the first quarter of 2008 compared to the same prior year quarter.  The effective tax rate for the three months ended March 31, 2008 was 35.9%, compared to 37.4% for the same 2007 period.

Financial Condition

General

Total assets increased to $539.5 million at March 31, 2008, compared to $525.1 million at December 31, 2007, an increase of $14.4 million, or 2.7%.  The increase in total assets was funded primarily by the growth in our deposit base, which increased by $10.6 million, or 2.5%, to $437.6 million at March 31, 2008 from $427.0 million at December 31, 2007.  The growth in deposits was primarily retained in cash and cash equivalents, which increased by $11.5 million, or 115.0%, at March 31, 2008 as compared to December 31, 2007 and was used to fund loan growth.  Loans increased by $6.3 million, or 1.5%, to $423.3 million at March 31, 2008 compared to $417.0 million at March 31, 2007.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  Due to these agency guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are backed by private pools of mortgages.  At March 31, 2008, we maintained $23.4 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

Investments totaled $60.3 million at March 31, 2008 compared to $63.1 million at December 31, 2007, a decrease of $2.8 million, or 4.4%, primarily due to repayments and maturities of securities which were partially offset by purchases of securities.  Investment securities purchases amounted to $10.8 million during the first three months of 2008.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $14.2 million during the first three months of 2008.  During each of the three-month periods ended March 31, 2008 and 2007, there were no sales of investment securities.  Management considers unrealized losses and unrealized gains in the securities portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of March 31, 2008 or December 31, 2007.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of March 31, 2008 and December 31, 2007.

	March 31,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$115,587	27.3%	$114,657	27.5%
Real estate – construction	86,008	20.3%	86,937	20.9%
Real estate – commercial	171,262	40.5%	167,404	40.1%
Real estate – residential	6,129	1.4%	4,955	1.2%
Consumer	44,268	10.5%	42,627	10.2%
Other	285	0.1%	711	0.2%
Unearned fees	(279)	(0.1)%	(324)	(0.1)%
Total loans	$423,260	100.0%	$416,967	100.0%

For the three months ended March 31, 2008, loans increased by $6.3 million, or 1.5%, to $423.3 million from $417.0 million at December 31, 2007.  For the first three months of 2008, our loan portfolio increased moderately in volume and continued to deemphasize construction lending, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Payments received on non-accrual loans are either applied to the outstanding principal or recorded as interest income, depending on management’s assessment of the collectibility of the loan..  At March 31, 2008, the Company had $834 thousand of non-accrual loans, no restructured loans, and $561 thousand of loans past due 90 days or more and still accruing, but which management expects will eventually be paid in full.  All non-performing loans are well collateralized, and the Company expects no significant losses on the impaired loans.

On April 9, 2008, a payment in the amount of $120 thousand was received on a non-accrual loan, reducing the balance of non-accrual loans from $834 thousand to $714 thousand as of that date.

At December 31, 2007, the Company had no non-accrual loans, no restructured loans, and $799 thousand of loans past due 90 days or more and still accruing.  The Company also had no other real estate owned due to foreclosure at March 31, 2008 and December 31, 2007.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007.

	March 31,		December 31,
	2008	2007	2007
	(in thousands, except percentages)

Balance at beginning of year	$4,675	$4,567	$4,567
Provision charged to expense	85	56	108
Loans (charged off) recovered, net	-	-	-

Balance of allowance at end of period	$4,760	$4,623	$4,675

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as a percent of loans at period-end	1.12%	1.11%	1.12%

The allowance for loan losses is a valuation reserve available for losses incurred or expected on extensions of credit.  Credit losses primarily arise from the Company’s loan portfolio, but may also be derived from other credit-related sources, including commitments to extend credit.  Additions are made to the allowance through periodic provisions that are charged to expense.

All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected.  Subsequent recoveries, if any, are credited to the allowance.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio.  Risks within the loan portfolio are analyzed on a continuous basis by the senior management, outside independent loan review auditors, the directors’ loan committee, and board of directors of each subsidiary bank.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.  Along with the risk system, senior management of each subsidiary bank further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management at each subsidiary bank attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers.  In addition, various regulatory agencies periodically review the allowance for loan losses of each subsidiary bank. These agencies may require a subsidiary to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance.  The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses.  Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers.  The Company is owner and beneficiary of the policies.  Increases in the cash surrender value of this investment are recorded in non-interest income in the statements of income.  Bank-owned life insurance increased by $38 thousand during the first three months of 2008 as a result of increases in the cash surrender value of this investment, which amounted to $4.0 million at March 31, 2008.

Premises and Equipment

Premises and equipment totaled approximately $5.5 million and $5.1 million at March 31, 2008 and December 31, 2007, respectively.  The increase in the Company’s premises and equipment was due to purchases of premises and equipment amounting to $626 thousand, which was partially offset by depreciation expenses amounting to $251 thousand.  The purchases of premises and equipment resulted primarily from the expansion of our back-office operations and the expansion of our branch network.

Intangible Assets

Intangible assets totaled $26.2 million at March 31, 2008 compared to $26.3 million at December 31, 2007.  The Company’s intangible assets at March 31, 2008 were comprised of $24.8 million of goodwill and $1.4 million of core deposit intangibles, net of accumulated amortization of $728 thousand.  At December 31, 2007, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.5 million of core deposit intangibles, net of accumulated amortization of $641 thousand.

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

At March 31, 2008, total deposits amounted to $437.6 million, reflecting an increase of $10.6 million, or 2.5%, from December 31, 2007.  Decreases in certificates of deposit balances and increases in our money market account balances and other interest-bearing deposit products were due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate increases and competitive pressures, we have found money market account promotions and other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to fund our loan originations at present.

Core deposits consist of all deposits, except certificates of deposits in excess of $100 thousand.  Core deposits at March 31, 2008 accounted for 77.0% of total deposits, compared to 78.1% at December 31, 2007.  During the first three months of 2008, the Company marketed deposit products other than certificates of deposit in its local market areas for the purpose of increasing deposits to fund the loan portfolio and increase liquidity.  The Company found this strategy was able to provide a more cost-effective source of funding when used in conjunction with the utilization of our borrowing lines at the Federal Home Loan Bank of New York (“FHLB”) and other correspondents.

Borrowings

Each subsidiary bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its federal funds borrowing line in an aggregate amount up to $12.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at March 31, 2008 and December 31, 2007.  Two River also maintains secured borrowing lines with the FHLB in an amount of up to approximately $68.0 million.  At March 31, 2008 and December 31, 2007, Two River had no short-term borrowings under this line.

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $18.0 million at March 31, 2008 from $15.2 million at December 31, 2007, an increase of $2.8 million, or 18.4%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of the Company’s asset and liability management structure is the level of liquidity which is available to meet the needs of our customers and requirements of creditors.  The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  Each subsidiary bank invests the funds not needed to meet its cash requirements in overnight federal funds sold.  With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs.  At March 31, 2008, the Company had $8.8 million of federal funds sold, compared to $338 thousand of federal funds sold at December 31, 2007.  The increase in federal funds sold was primarily due to cash flows from our increase in deposits.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Commercial lines of credit	$48,430	$45,639
One-to-four family residential lines of credit	25,337	26,342
Commitments to grant commercial and construction loans secured by real-estate	19,675	22,084
Commercial and financial letters of credit	5,799	5,304

	$99,241	$99,369

Capital

Shareholders’ equity increased by approximately $828 thousand, or 1.1%, to $73.3 million at March 31, 2008 compared to $72.5 million at December 31, 2007.  Net income for the three month period ended March 31, 2008 added $715 thousand to shareholders’ equity.  Shareholders’ equity was also increased by stock options exercised amounting to $82 thousand and was reduced by $386 thousand as a result of the one-time cumulative effect adjustment due to the adoption of accounting for post retirement benefit costs.  These changes in shareholders’ equity were further increased by net unrealized gains on securities available for sale, net of tax, amounting to $417 thousand.

The Company and the subsidiary banks are subject to various regulatory and capital requirements administered by the federal banking agencies.  Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (which regulates the subsidiary banks), have issued guidelines classifying and defining capital.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and each subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.  Management believes that, at March 31, 2008, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the subsidiary banks, Two River and Town Bank, at March 31, 2008 and December 31, 2007, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	March 31, 2008	Dec. 31, 2007	March 31, 2008	Dec. 31, 2007	March 31, 2008	Dec. 31, 2007
Community Partners	9.23%	9.15%	10.54%	10.59%	11.62%	11.66%
Two River	8.35%	8.71%	9.59%	9.95%	10.59%	10.96%
Town Bank	9.99%	9.48%	11.68%	11.25%	12.87%	12.42%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.	Exhibits.

3(i)
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 2005)

	3(ii)		By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(A) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007)

	31.1	*	Certification of Barry B. Davall, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of Michael J. Gormley, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Barry B. Davall, principal executive officer of the Company, and Michael J. Gormley, principal financial officer of the Company

_____________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: May 15, 2008	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)