Form 10-Q
period 2008-06-30
Community Partners Bancorp
filed 2008-08-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of August 11, 2008, there were 6,740,303 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
At June 30, 2008 and December 31, 2007
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$11,689	$9,675
Federal funds sold	-	338

Cash and cash equivalents	11,689	10,013

Securities available-for-sale	55,655	55,545
Securities held-to-maturity (fair value of $7,162 and $7,492 at June 30, 2008 and December 31, 2007, respectively)	7,556	7,557

Loans	434,067	416,967
Allowance for loan losses	(5,349)	(4,675)
Net loans	428,718	412,292

Bank-owned life insurance	4,026	3,951
Premises and equipment, net	5,901	5,090
Accrued interest receivable	2,099	2,291
Goodwill and other intangible assets, net of accumulated amortization of $804 and $641 at June 30, 2008 and December 31, 2007, respectively	26,136	26,299
Other assets	2,294	2,063

TOTAL ASSETS	$544,074	$525,101

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$74,604	$72,688
Interest bearing	361,495	354,271

Total deposits	436,099	426,959

Securities sold under agreements to repurchase	19,553	15,187
Short-term borrowings	5,346	-
Accrued interest payable	457	531
Long-term debt	7,500	7,500
Other liabilities	2,256	2,467

Total liabilities	471,211	452,644

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,740,303 and 6,722,784 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	66,644	66,552
Retained earnings	6,425	5,805
Accumulated other comprehensive (loss) income	(206)	100

Total shareholders' equity	72,863	72,457

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$544,074	$525,101

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$6,832	$8,120	$14,066	$16,225
Investment securities	705	695	1,454	1,368
Federal funds sold	24	333	60	502
Total Interest Income	7,561	9,148	15,580	18,095
INTEREST EXPENSE:
Deposits	2,499	3,952	5,440	7,896
Securities sold under agreements to repurchase	112	141	240	240
Borrowings	81	-	164	-
Total Interest Expense	2,692	4,093	5,844	8,136
Net Interest Income	4,869	5,055	9,736	9,959
PROVISION FOR LOAN LOSSES	589	1	674	57
Net Interest Income after Provision for Loan Losses	4,280	5,054	9,062	9,902
NON-INTEREST INCOME:
Service fees on deposit accounts	155	147	333	290
Other loan customer service fees	48	94	79	185
Earnings from investment in life insurance	37	31	75	62
Other income	145	166	276	301
Total Non-Interest Income	385	438	763	838
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,272	1,993	4,446	3,925
Occupancy and equipment	760	631	1,578	1,305
Professional	210	180	416	359
Insurance	135	144	290	271
Advertising	61	104	117	209
Data processing	159	113	271	260
Outside services fees	151	112	265	219
Amortization of identifiable intangibles	76	86	163	182
Other operating	425	401	747	843
Total Non-Interest Expenses	4,249	3,764	8,293	7,573

Income before Income Taxes	416	1,728	1,532	3,167
INCOME TAX EXPENSE	126	699	527	1,237

Net Income	$290	$1,029	$1,005	$1,930

EARNINGS PER SHARE:
Basic	$0.04	$0.15	$0.15	$0.29
Diluted	$0.04	$0.15	$0.15	$0.28

Weighted average shares outstanding (in thousands):
Basic	6,740	6,715	6,738	6,711
Diluted	6,870	6,876	6,872	6,881

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)

				Accumulated
				Other	Total
	Outstanding	Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income/(Loss)	Equity
Balance December 31, 2007	6,722,784	$66,552	$5,805	$100	$72,457

Comprehensive income:
Net income	-	-	1,005	-	1,005
Change in net unrealized gain (loss) on securities available for sale, net of tax of $201	-	-	-	(306)	(306)

Total comprehensive income	-	-	-	-	699

Options exercised	17,519	92	-	-	92

Cumulative effect adjustment – adoption of
accounting for post-retirement benefit costs	-	-	(385)	-	(385)

Balance, June 30, 2008	6,740,303	$66,644	$6,425	$(206)	$72,863

Balance December 31, 2006	6,511,582	$64,728	$3,884	$(293)	$68,319

Comprehensive income:
Net income	-	-	1,930	-	1,930
Change in net unrealized loss on securities available for sale, net of tax of $209	-	-	-	(331)	(331)

Total comprehensive income					1,599

Options exercised	15,423	71	-	-	71

Tax benefit from exercised non-qualified
Stock options	-	23	-	-	23

Balance, June 30, 2007	6,527,005	$64,822	$5,814	$(624)	$70,012

See notes to consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$1,005	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539	514
Provision for loan losses	674	57
Intangible amortization	163	182
Net amortization (accretion) of securities premiums and discounts	21	(11)
Net increase in investment in life insurance	(75)	(62)
Commercial loan participations originated for sale	(1,802)	(6,021)
Proceeds from sales of commercial loan participations	1,802	6,021
Decrease (increase) in assets:
Accrued interest receivable	192	78
Other assets	(30)	(102)
(Decrease) increase in liabilities:
Accrued interest payable	(74)	(9)
Other liabilities	(596)	218
Net cash provided by operating activities	1,819	2,795

Cash flows from investing activities:
Purchase of securities available for sale	(21,514)	(14,004)
Purchase of securities held to maturity	(475)	-
Proceeds from repayments and maturities of securities held to maturity	475	1,000
Proceeds from repayments and maturities of securities available for sale	20,877	9,208
Net (increase) decrease in loans	(17,100)	3,746
Purchases of premises and equipment	(1,350)	(149)
Net cash used in investing activities	(19,087)	(199)

Cash flows from financing activities:
Net increase in deposits	9,140	15,529
Net increase in securities sold under agreements to repurchase	4,366	7,439
Net increase in short-term borrowings	5,346	-
Proceeds and tax benefit from exercise of stock options	92	94
Net cash provided by financing activities	18,944	23,062

Net increase in cash and cash equivalents	1,676	25,658
Cash and cash equivalents – beginning	10,013	15,177

Cash and cash equivalents - ending	$11,689	$40,835

Supplementary cash flow information:
Interest paid	$5,918	$8,145
Income taxes paid	$1,080	$1,294

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Annual Report”).

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options.  Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method.  All share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on July 17, 2007 and paid August 31, 2007 to shareholders of record as of August 10, 2007.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$290	$1,029	$1,005	$1,930

Weighted average common shares outstanding	6,739,644	6,714,729	6,737,531	6,710,851
Effect of dilutive securities, stock options	130,080	161,139	133,970	169,673

Weighted average common shares outstanding used to calculate diluted earnings per share	6,869,724	6,875,868	6,871,501	6,880,524

Basic earnings per share	$0.04	$0.15	$0.15	$0.29
Diluted earnings per share	$0.04	$0.15	$0.15	$0.28

Stock options that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 414,972 and 398,012 for the three- and six-month periods ended June 30, 2008 and 2007, respectively.

NOTE 3 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive loss for the three months and six months ended June 30, 2008 and 2007 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007
		(Dollars in thousands)

Unrealized holding losses on available-for-sale securities		$(1,193)	$(631)	$(507)	$(540)
Less:	Reclassification adjustments for gains (losses) included in net income	-	-	-	-
		(1,193)	(631)	(507)	(540)
Tax effect		470	242	201	209

Net unrealized losses		$(723)	$(389)	$(306)	$(331)

NOTE 4 – STOCK BASED COMPENSATION

Both Two River and Town Bank had stock option plans for the benefit of their employees and directors outstanding at the time of their acquisition by Community Partners.  The plans provided for the granting of both incentive and non-qualified stock options.  All stock options outstanding at the time of acquisition, April 1, 2006, became fully vested.  In accordance with terms of the acquisition, Two River’s outstanding stock options were converted into options to purchase the same number of shares of Company common stock at the same per share exercise price.

Town Bank’s outstanding options were converted into options to purchase shares of Company common stock determined by multiplying the number of Town Bank shares subject to the original option by the 1.25 exchange ratio, at an exercise price determined by dividing the exercise price of the original Town Bank option by the 1.25 exchange ratio.

The converted options are subject to the same terms and conditions, including expiration date, vesting and exercise provisions, that applied to the original options.  There are no shares available for grant under the prior stock option plans.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”).  The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of Company common stock to be reserved and available for awards under the Plan is 772,500 after adjusting for the 3% stock dividend paid on August 31, 2007 to shareholders of record as of August 10, 2007.

Community Partners did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during 2006, 2007 or during the six months ended June 30, 2008.

The following table presents information regarding the Company’s outstanding stock options as of June 30, 2008.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	765,850	$9.40
Options exercised	(17,519)	5.25

Options outstanding, June 30, 2008	748,331	$9.49	4.34 years	$1,034,913
Options exercisable, June 30, 2008	748,331	$9.49	4.34 years	$1,034,913
Option price range at June 30, 2008	$3.45 to $16.26

Intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $63,311.

NOTE 5 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2008, the Company had $5,982,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

NOTE 6 – STOCK DIVIDENDS

On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three months and six months ended June 30, 2007 have been retroactively adjusted to reflect this dividend.

NOTE 7 – FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.  In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS 157 and FSP 157-2 had no impact on the amounts reported in the consolidated financial statements.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Securities available for sale	$55,655	$-	$55,355	$300

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)

Balance at beginning of period	$870	$974
Total gains/(losses) – (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	(101)	(205)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	(469)	(469)

Ending balance June 30, 2008	$300	$300

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Impaired Loans	$2,893	$-	$-	$2,893

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Available for sale securities – The Company utilizes a third party source to determine the fair value of its fixed income securities.  The methodology consists of pricing models based on asset class and include available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes, some of which are heavily influenced by unobservable inputs.

•
Impaired loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $3,554,000 less their valuation allowances of $661,000, as determined under SFAS 114.

NOTE 8 – NEW ACCOUNTING STANDARDS

In September 2006, the Emerging Issues Task Force (the “Task Force”) of the FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The Task Force consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in FASB Statement No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches:  (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment charge to retained earnings of $385,000.  In addition, the benefit expense recorded in the six months ended June 30, 2008 was approximately $25,000 due to the adoption of EITF 06-4.  Total benefit expense for 2008 will approximate $50,000.

Also in September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  (See Note 7 – Fair Value Measurements.)

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities; therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for fiscal years beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.

Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for fiscal years beginning after December 15, 2008.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  FSP 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  FSP 140-3 includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  FSP 140-3 will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. When used in this and in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008, including but not limited to:

•	unanticipated changes in the financial markets and the resulting unanticipated effects on financial instruments in the Company’s investment portfolio;

•	unanticipated changes in interest rates or in national or local economic conditions in areas in which our operations are concentrated;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	risks associated with investments in mortgage-backed securities;

•	changes in loan, investment and mortgage prepayment assumptions;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	stronger than anticipated competition from banks, other financial institutions and other companies;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in relationships with major customers;

•	changes in effective income tax rates

•	a change in legal and regulatory barriers, including issues related to compliance with anti-money laundering and bank secrecy act laws;

•	rapid growth; and

•	reliance on management and other key personnel.

Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Annual Report.

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in the Annual Report contains a summary of our significant accounting policies.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Loan Losses.  Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact our results of operations.  This critical policy and its application are periodically reviewed with our audit committee and board of directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to the exercise of significant judgment by management and to short-term changes.  Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience an economic downturn.  Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control.

Purchase Accounting for Business Combinations.  In June 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.”  These standards eliminated the pooling-of-interests method of accounting in favor of purchase accounting.  Further, these standards were promulgated to ensure that post-merger financial statements of combined entities are prepared in a manner that best represents the underlying economics of a business combination.

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

Investment Securities Impairment Valuation.  Management evaluates securities for other-than- temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Overview

Community Partners reported net income of $290 thousand for the quarter ended June 30, 2008, or $0.04 for both basic and diluted earnings per share, compared to net income of $1.0 million for the quarter ended June 30, 2007, or $0.15 for both basic and diluted earnings per share, a decrease of $739 thousand, or 71.8%.  On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  Weighted average shares outstanding and earnings per share for the three months and six months ended June 30, 2007 have been retroactively adjusted to reflect the stock dividend.  On a linked quarter basis, net income for the quarter ended June 30, 2008 decreased by $425 thousand, or 59.4%, compared to the first quarter of 2008.  The decrease in net income was primarily due to the recording of an additional provision for potential loan losses described below.  The balance of the decrease in net income is attributable to the costs associated with the opening of two new branch offices during March 2008 and June 2008.

During the quarter ended June 30, 2008, the Company recorded an additional provision of $589 thousand primarily for potential loan losses on impaired loans compared to $1 thousand during the same prior year quarter and $85 thousand during the linked quarter ended March 31, 2008.

For the six months ended June 30, 2008, net income amounted to $1.0 million compared to $1.9 million for the six months ended June 30, 2007.  This represents a decrease of $925 thousand, or 47.9%, in net income.  Basic and diluted earnings per share for the six months ended June 30, 2008 were $0.15 compared to basic and diluted earnings per share of $0.29 and $0.28, respectively, for the same prior year period.  Results of operations were significantly lower during the six months ended June 30, 2008 compared to the same prior year period as a result of the above additional loan loss provisions and the investment in three new branch offices and an expanded operations center.  The general slow-down of earning asset growth opportunities resulting from the weakening economic conditions was another factor causing the reduction in earnings.

At June 30, 2008, assets totaled $544.1 million, an increase of $19.0 million, or 3.6%, over December 31, 2007 assets of $525.1 million.  The increase in total assets was the result of loan growth that was funded partially by our deposit growth.  Total deposits were $436.1 million at June 30, 2008, compared to $427.0 million at December 31, 2007, an increase of $9.1 million, or 2.1%.  Additional funding came from securities sold under agreements to repurchase, which increased to $19.6 million at June 30, 2008, compared to $15.2 million at December 31, 2007, an increase of $4.4 million, or 28.9%, and from short-term borrowings, which amounted to $5.3 million at June 30, 2008 compared to no short-term borrowings at December 31, 2007.

The Company’s loan portfolio, net of allowances for loan losses, increased to $428.7 million at June 30, 2008, compared to $412.3 million at December 31, 2007, an increase of $16.4 million, or 4.0%.  The allowance for loan losses totaled $5.3 million, or 1.23% of total loans at June 30, 2008, compared to $4.7 million, or 1.12%, of total loans at December 31, 2007.  Although loan originations began to increase during the second quarter of 2008, the moderate increase in loan volume as of June 30, 2008 compared to our December 31, 2007 net loans balance reflects our efforts to maintain our high credit standards in a challenging market.  As an alternative to focusing on earning asset growth during the current weak economic conditions, we decided to invest our time and resources in the start-up of three new branch offices and an expanded operations center, which we believe positioned our franchise to take quick advantage of opportunities when the economic conditions become more favorable.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) At or For the Six Months ended June 30, 2008	At or For the Year ended December 31, 2007
Performance Ratios:
Return on average assets	0.38%	0.68%
Return on average tangible assets	0.40%	0.72%
Return on average shareholders' equity	2.76%	5.19%
Return on average tangible shareholders' equity	4.31%	8.30%
Average equity to average assets	13.73%	13.14%
Average tangible equity to average tangible assets	9.27%	8.63%
Dividend payout	0.00%	0.00%

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

RESULTS OF OPERATIONS
Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Net Interest Income

Interest income for the three months ended June 30, 2008 decreased by $1.5 million, or 16.5%, to $7.6 million, from $9.1 million in the same 2007 period.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $1.6 million and volume-related decreases in interest income amounting to $36 thousand.  The decrease in market interest rates throughout 2007 and the first half of 2008 accounted for the decrease in yield on interest-earning assets.  The Federal Reserve decreased the Federal funds rate by 100 basis points during 2007, to 4.25%, and by an additional 225 basis points during the first half of 2008, to 2.00%.

Interest and fees on loans decreased by $1.3 million, or 16.0%, to $6.8 million for the three months ended June 30, 2008 compared to $8.1 million for the same 2007 period.  Of the $1.3 million decrease in interest and fees on loans, $1.5 million is attributable to interest rate-related decreases, which were partially offset by $186 thousand attributable to volume-related increases.  The Company experienced reduced yields on our loan portfolio as our new and variable rate loans adjusted to the decreasing market rates as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the three months ended June 30, 2008 increased by $9.5 million, or 2.3%, to $424.1 million from $414.6 million for the same 2007 period.  The average annualized yield on the loan portfolio was 6.46% for the quarter ended June 30, 2008 compared to 7.85% for the same prior year quarter.

Interest income on Federal funds sold decreased by $309 thousand, or 92.8%, from $333 thousand for the three months ended June 30, 2007, to $24 thousand for the three months ended June 30, 2008.  For the three months ended June 30, 2008, Federal funds sold had an average interest earning balance of $4.5 million with an average annualized yield of 2.14%.  For the three months ended June 30, 2007, this category had average interest earning balances of $25.8 million with an average annualized yield of 5.18%.  During these comparative periods, the Federal funds rate decreased 325 basis points to 2.00% by the end of the second quarter of 2008.

Interest income on investment securities totaled $705 thousand for the three months ended June 30, 2008 compared to $695 thousand for the three months ended June 30, 2007.  The slight increase in investment securities interest income was primarily attributable to higher volume, which was partially offset by generally lower rates realized on new purchases of investment securities during the first half of 2008 than those rates realized in the existing portfolio.  For the three months ended June 30, 2008, investment securities had an average balance of $61.1 million with an average annualized yield of 4.62% compared to an average balance of $56.8 million with an average annualized yield of 4.90% for the three months ended June 30, 2007.

Interest expense on interest-bearing liabilities amounted to $2.7 million for the three months ended June 30, 2008, compared to $4.1 million for the same 2007 period, a decrease of $1.4 million, or 34.1%.  Of this decrease in interest expense, $1.2 million was due to rate-related decreases on interest-bearing liabilities and $174 thousand was due to volume-related decreases on interest-bearing liabilities.

During 2007 and the first half of 2008, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, products and services offered to Two River customers were offered to Town Bank customers as well.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products and borrowed funds.  The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $287.1 million for the three months ended June 30, 2008 compared to $266.6 million for the three months ended June 30, 2007, an increase of $20.5 million, or 7.7%.  Our average deposit mix changed from $203.5 million in time deposits and $99.2 million in money market deposits during the second quarter of 2007 to $161.8 million in time deposits and $124.2 million in money market deposits during the second quarter of 2008.  This represents a decrease of $41.7 million, or 20.5%, in time deposits and an increase in money market accounts of $25.0 million, or 25.2%, for the second quarter of 2008 as compared to the same prior year period.  During the second quarter of 2008, we partially replaced maturing high-cost time deposits by utilizing our funds borrowing capabilities, as our average borrowed funds increased to $8.9 million for the second quarter of 2008 compared to $9 thousand for the same prior year period.  For the three months ended June 30, 2008, the average interest cost for all interest-bearing liabilities was 2.82% compared to 4.21% for the three months ended June 30, 2007.

Management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the second quarter of 2008, management found it cost-effective to access our borrowing lines and also purchased $5.0 million of wholesale certificates of deposit as alternatives to pursuing higher costing certificates of deposit originated in our market area.  Wholesale certificates of deposit, which totaled $10.0 million at June 30, 2008, mature at various amounts and dates through November 2008.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations and our planned branch network growth have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the second quarter of 2008 increased to $19.1 million, with an average rate of 2.35%, compared to $15.1 million, with an average rate of 3.74%, during the same prior year quarter.  The lower interest rates paid during the second quarter of 2008 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income decreased by $186 thousand, or 3.7%, to $4.9 million for the three months ended June 30, 2008 compared to the same 2007 period.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 3.99% for the three months ended June 30, 2008 from 4.08% for the three months ended June 30, 2007.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense that were previously discussed.

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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$4,507	$24	2.14%	$25,796	$333	5.18%
Investment securities	61,098	705	4.62%	56,770	695	4.90%
Loans (1) (2)	424,134	6,832	6.46%	414,645	8,120	7.85%

Total Interest Earning Assets	489,739	7,561	6.19%	497,211	9,148	7.38%

Non-Interest Earning Assets:
Allowance for loan losses	(4,778)			(4,623)
All other assets	49,796			50,813

Total Assets	$534,757			$543,401

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$40,150	99	0.99%	$38,935	200	2.06%
Savings deposits	28,004	104	1.49%	33,363	202	2.43%
Money market deposits	124,221	808	2.61%	99,173	1,008	4.08%
Time deposits	161,842	1,488	3.69%	203,537	2,542	5.01%
Repurchase agreements	19,138	112	2.35%	15,128	141	3.74%
Short-term borrowings	1,444	8	2.22%	9	-	-
Long-term debt	7,500	73	3.90%	-	-	-

Total Interest Bearing Liabilities	382,299	2,692	2.82%	390,145	4,093	4.21%

Non-Interest Bearing Liabilities:
Demand deposits	75,581			79,971
Other liabilities	3,205			3,317

Total Non-Interest Bearing Liabilities	78,786			83,288

Shareholders' Equity	73,672			69,968

Total Liabilities and Shareholders' Equity	$534,757			$543,401

NET INTEREST INCOME		$4,869			$5,055

NET INTEREST SPREAD (3)			3.37%			3.17%

NET INTEREST MARGIN(4)			3.99%			4.08%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$4,771	$60	2.54%	$19,140	$502	5.29%
Investment securities	60,855	1,454	4.78%	56,588	1,368	4.83%
Loans (1) (2)	422,051	14,066	6.72%	416,087	16,225	7.86%

Total Interest Earning Assets	487,677	15,580	6.44%	491,815	18,095	7.42%

Non-Interest Earning Assets:
Allowance for loan losses	(4,743)			(4,607)
All other assets	49,619			50,622

Total Assets	$532,553			$537,830

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$38,006	213	1.13%	$39,460	406	2.07%
Savings deposits	28,268	254	1.81%	34,015	402	2.38%
Money market deposits	122,321	1,788	2.95%	91,257	1,816	4.01%
Time deposits	166,270	3,185	3.86%	211,128	5,272	5.04%
Repurchase agreements	17,896	240	2.70%	12,978	240	3.73%
Short-term borrowings	1,232	18	2.95%	12	-	-
Long-term debt	7,500	146	3.93%	-	-	-

Total Interest Bearing Liabilities	381,493	5,844	3.09%	388,850	8,136	4.22%

Non-Interest Bearing Liabilities:
Demand deposits	74,465			76,339
Other liabilities	3,463			3,186

Total Non-Interest Bearing Liabilities	77,928			79,525

Shareholders' Equity	73,132			69,455

Total Liabilities and Shareholders' Equity	$532,553			$537,830

NET INTEREST INCOME		$9,736			$9,959

NET INTEREST SPREAD (3)			3.35%			3.20%

NET INTEREST MARGIN(4)			4.03%			4.08%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2007			June 30, 2007
	Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$(275)	$(34)	$(309)	$(377)	$(65)	$(442)
Investment securities	53	(43)	10	103	(17)	86
Loans (net of unearned income)	186	(1,474)	(1,288)	233	(2,392)	(2,159)

Total Interest Income	(36)	(1,551)	(1,587)	(41)	(2,474)	(2,515)

Interest Paid On:
NOW deposits	6	(107)	(101)	(15)	(178)	(193)
Savings deposits	(32)	(66)	(98)	(68)	(80)	(148)
Money market deposits	255	(455)	(200)	618	(646)	(28)
Time deposits	(521)	(533)	(1,054)	(1,120)	(967)	(2,087)
Repurchase agreement	37	(66)	(29)	91	(91)	-
Short-term borrowings	8	-	8	18	-	18
Long-term debt	73	-	73	146	-	146

Total Interest Expense	(174)	(1,227)	(1,401)	(330)	(1,962)	(2,292)

Net Interest Income	$138	$(324)	$(186)	$289	$(512)	$(223)

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2008 increased by $588 thousand, to $589 thousand, as compared to $1 thousand for the same 2007 period.  Impaired loans, with specific reserves of $661 thousand, increased to $4.7 million for the three months ended June 30, 2008.  During the quarter ended June 30, 2008 the Company felt it prudent to record the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, continued growth of the loan portfolio and the generally weakening economic conditions.  Subsequent to June 30, 2008, impaired loans amounting to $389 thousand were paid in full with no loss to the Company.  In management’s opinion, the allowance for loan losses, totaling $5.3 million at June 30, 2008, is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At June 30, 2008, the Company had $1.5 million of non-accrual loans and no loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased moderately to $10.8 million in the second quarter of 2008 compared to a decrease in loan volume of $4.6 million experienced in the second quarter of 2007.  The moderate increase in net loan originations reflects management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area.  Loan volume temporarily decreased at various times during 2007 as management maintained our loan pricing strategy even though some competitive institutions offered lower than market justified loan rates.  Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2008, non-interest income amounted to $385 thousand compared to $438 thousand for the same prior year period.  This decrease of $53 thousand, or 12.1%, is primarily attributable to lower other loan customer service fees, which decreased by $46 thousand, or 48.9%, for the quarter ended June 30, 2008, compared to the same prior year quarter.  The decrease in other loan customer service fees for the second quarter of 2008 resulted from reduced realized loan pre-payment penalty fees as fixed rate loan pre-payments decreased during the second quarter of 2008 compared to the same prior year period.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2008 increased $485 thousand, or 12.9%, to $4.2 million compared to $3.8 million for the same prior year period.  The Company’s salary and employee benefits increased $279 thousand, or 14.0%, primarily as a result of additions of staff to support the growth of the Company, including three new branches, higher salaries and higher health insurance costs.  Advertising expense decreased by $43 thousand, or 41.3%, as management reallocated its resources.  Data processing fees increased by $46 thousand, or 40.7%, due to additional non-recurring service fees associated with the integration of our two subsidiaries and the servicing of new financial products.  Occupancy and equipment expense rose by $129 thousand, or 20.4%, as we opened three new branches and positioned our back-office operations for future growth.  Professional expenses increased by $30 thousand, or 16.7%, primarily due to preparing to meet the internal control compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Outside service fees increased by $39 thousand, or 34.8%, as we experienced higher costs associated with our expanding branch network.  Insurance costs decreased by $9 thousand, or 6.3%, due primarily to efficiencies realized as our two subsidiaries’ individual insurance policies were combined into single policies.  Other operating expenses increased by $24 thousand, or 6.0%, primarily due to a theft at a branch office.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $76 thousand in costs for the second quarter of 2008 compared to $86 thousand for the same prior year quarter.  We currently anticipate continued increases in non-interest expense for the remainder of 2008 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $126 thousand for the three months ended June 30, 2008 compared to $699 thousand for the three months ended June 30, 2007.  The decrease is primarily due to lower pre-tax income and higher tax-exempt income earned during the second quarter of 2008 compared to the same prior year quarter.  The effective tax rate for the three months ended June 30, 2008 was 30.3%, compared to 40.5% for the same 2007 period.

RESULTS OF OPERATIONS
Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net Interest Income

Interest income for the six months ended June 30, 2008 decreased by $2.5 million, or 13.8%, to $15.6 million, from $18.1 million in the same 2007 period.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $2.5 million and volume-related decreases in interest income amounting to $41 thousand.  The decrease in market interest rates throughout 2007 and the first half of 2008 accounted for the decrease in yield on interest-earning assets.  The Federal Reserve decreased the Federal funds rate by 100 basis points during 2007, to 4.25%, and by an additional 225 basis points during the first half of 2008, to 2.00%.

Interest and fees on loans decreased by $2.1 million, or 13.0%, to $14.1 million for the six months ended June 30, 2008 compared to $16.2 million for the same 2007 period.  Of the $2.1 million decrease in interest and fees on loans, $2.4 million is attributable to interest rate-related decreases, which was partially offset by $233 thousand attributable to volume-related increases.  The Company experienced reduced yields on our loan portfolio as our new and variable-rate loans adjusted to the decreasing market rates as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the six months ended June 30, 2008 increased by $6.0 million, or 1.4%, to $422.1 million from $416.1 million for the same 2007 period.  The average annualized yield on the loan portfolio was 6.72% for the six month period ended June 30, 2008 compared to 7.86% for the same prior year period.

Interest income on Federal funds sold decreased by $442 thousand, or 88.0%, from $502 thousand for the six months ended June 30, 2007, to $60 thousand for the six months ended June 30, 2008.  For the six months ended June 30, 2008, Federal funds sold had an average interest-earning balance of $4.8 million with an average annualized yield of 2.54%.  For the six months ended June 30, 2007, this category had average interest earning balances of $19.1 million with an average annualized yield of 5.29%.  During these comparative periods, the Federal funds rate decreased 325 basis points to 2.00% at June 30, 2008.  The decrease in Federal funds sold is attributable to the decrease in deposits and the increase in loans and investment securities.

Interest income on investment securities totaled $1.5 million for the six months ended June 30, 2008 compared to $1.4 million for the six months ended June 30, 2007. The slight increase in investment securities interest income was primarily attributable to higher volume, which was partially offset by generally lower rates realized on new purchases of investment securities during the first half of 2008 than those rates realized in the existing portfolio.  For the six months ended June 30, 2008, investment securities had an average balance of $60.9 million, with an average annualized yield of 4.78%, compared to an average balance of $56.6 million, with an average annualized yield of 4.83% for the six months ended June 30, 2007.

Interest expense on interest-bearing liabilities amounted to $5.8 million for the six months ended June 30, 2008, compared to $8.1 million for the same 2007 period, a decrease of $2.3 million, or 28.4%.  Of this decrease in interest expense, $2.0 million was due to rate-related decreases on interest-bearing liabilities and $330 thousand was due to volume-related decreases on interest-bearing liabilities.

During 2007 and the six months ended June 30, 2008, management employed additional programs designed to increase core deposit growth in our subsidiary banks.  These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, certain products and services offered to Two River customers were offered to Town Bank customers as well.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products and borrowed funds.  The average balance of our deposit accounts and agreement to repurchase securities product, excluding certificates of deposit, was $281.0 million for the six months ended June 30, 2008 compared to $254.0 million for the six months ended June 30, 2007, an increase of $27.0 million, or 10.6%.  Our average deposit mix changed from $211.1 million in time deposits and $91.3 million in money market deposits during the six months ended June 30, 2007 to $166.3 million in time deposits and $122.3 million in money market deposits during the six months ended June 30, 2008.  This represents a decrease of $44.8 million, or 21.2%, in time deposits and an increase in money market accounts of $31.0 million, or 34.0%, for the six months ended June 30, 2008 as compared to the same prior year period.  During the six months ended June 30, 2008, we partially replaced maturing high-cost time deposits by utilizing our funds borrowing capabilities, as our average borrowed funds increased to $8.7 million for the first half of 2008 compared to $12 thousand for the same prior year period.  For the six months ended June 30, 2008, the average interest cost for all interest-bearing liabilities was 3.09% compared to 4.22% for the six months ended June 30, 2007.

Management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the six months ended June 30, 2008, management found it cost-effective to access our borrowing lines and also purchased $10.0 million of wholesale certificates of deposit as alternatives to pursuing higher costing certificates of deposit originated in our market area.  Wholesale certificates of deposit totaled $10.0 million at June 30, 2008 and mature at various amounts and dates through November 2008.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations and our planned branch network growth have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the six months ended June 30, 2008 increased to $17.9 million, with an average rate of 2.70%, compared to $13.0 million, with an average rate of 3.73%, during the same prior year period.  The lower interest rates paid during the first half of 2008 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income decreased by $223 thousand, or 2.2%, to $9.7 million for the six months ended June 30, 2008 compared to $10.0 million for the same 2007 period.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 4.03% for the six months ended June 30, 2008 from 4.08% for the six months ended June 30, 2007.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2008 increased by $617 thousand, to $674 thousand, as compared to $57 thousand for the same 2007 period.  Impaired loans, with specific reserves of $661 thousand, increased to $4.7 million for the six months ended June 30, 2008.  During the six months ended June 30, 2008 the Company felt it prudent to record the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, continued growth of the loan portfolio and the generally weakening economic conditions.  Subsequent to June 30, 2008, impaired loans amounting to $389 thousand were paid in full with no loss to the Company.  In management’s opinion, the allowance for loan losses, totaling $5.3 million at June 30, 2008, is adequate to cover losses inherent in the portfolio.  The amount of the provision is based upon management’s evaluation of risk inherent in the loan portfolio.  At June 30, 2008, the Company had $1.5 million of non-accrual loans and no loans past due 90 days or more and still accruing.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased to $17.1 million for the six months ended June 30, 2008 compared to a decrease in loan volume amounting to $3.7 million experienced in the same prior year period.  The moderate increase in net loan originations reflects management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area. Loan volume temporarily decreased at various times during 2007 as management maintained our loan pricing strategy even though some competitive institutions offered lower than market justified loan rates.  Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the six months ended June 30, 2008, non-interest income amounted to $763 thousand compared to $838 thousand for the same prior year period.  This decrease of $75 thousand, or 8.9%, is primarily attributable to lower other loan customer service fees, which decreased by $106 thousand, or 57.3%, for the six months ended June 30, 2008, compared to the same prior year period.  The decrease in other loan customer service fees for the first half of 2008 resulted from reduced realized loan pre-payment penalty fees as fixed rate loan pre-payments decreased during the first half of 2008 compared to the same prior year period.  The decrease in loan pre-payment penalty fees was partially offset by a $43 thousand, or 14.8%, increase in service fees on deposit accounts as a result of increased volume in non-sufficient funds fees.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2008 increased $720 thousand, or 9.5%, to $8.3 million compared to $7.6 million for the same prior year period.  The Company’s salary and employee benefits increased $521 thousand, or 13.3%, primarily as a result of additions of staff to support the growth of the Company, including three new branches, higher salaries and higher health insurance costs.  Advertising expense decreased by $92 thousand, or 44.0%, as management reallocated its resources.  Data processing fees increased by $11 thousand, or 4.2%, due to additional non-recurring service fees associated with the integration of our two subsidiaries and the servicing of new financial products, which were partially offset by efficiencies realized through the integration of the operations of the two banks.  Occupancy and equipment expense rose by $273 thousand, or 20.9%, as we opened three new branches and positioned our back-office operations for future growth.  Professional expenses increased by $57 thousand, or 15.9%, primarily due to preparing to meet the internal control compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Outside service fees increased by $46 thousand, or 21.0%, as we experienced higher costs associated with our expanding branch network.  Insurance costs increased by $19 thousand, or 7.0%, due primarily to increased FDIC insurance costs, which were partially offset by efficiencies realized as our two subsidiaries’ individual insurance policies were combined into single policies.  Other operating expenses decreased by $96 thousand, or 11.4%, primarily due to several management initiatives aimed at reducing other non-interest expenses during a period of slowed loan originations.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $163 thousand in costs for the first half of 2008 compared to $182 thousand for the same prior year period.  We currently anticipate continued increases in non-interest expense for the remainder of 2008 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $527 thousand for the six months ended June 30, 2008 compared to $1.2 million for the six months ended June 30, 2007.  The decrease in income tax expense is primarily due to lower pre-tax income and to a lesser extent higher tax-exempt income earned during the first half of 2008 compared to the same prior year period.  The effective tax rate for the six months ended June 30, 2008 was 34.4%, compared to 39.1% for the same 2007 period.

Financial Condition

General

Total assets increased to $544.1 million at June 30, 2008, compared to $525.1 million at December 31, 2007, an increase of $19.0 million, or 3.6%.  The increase in total assets was funded partially by the growth in our deposit base, which increased by $9.1 million, or 2.1%, to $436.1 million at June 30, 2008 from $427.0 million at December 31, 2007.  Also contributing funding to support asset growth were increases in securities sold under agreements to repurchase and short-term borrowings, which increased by $4.4 million and $5.3 million, respectively.

Loans increased by $17.1 million, or 4.1%, to $434.1 million at June 30, 2008 compared to $417.0 million at December 31, 2007.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  At June 30, 2008, we maintained $23.6 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

Investments totaled $63.2 million at June 30, 2008 compared to $63.1 million at December 31, 2007, an increase of $0.1 million, or 0.2%. Investment securities purchases amounted to $22.0 million during the six months ended June 30, 2008.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $21.4 million during the six months ended June 30, 2008.  During each of the six-month periods ended June 30, 2008 and 2007, there were no sales of investment securities.  Management considers unrealized losses and unrealized gains in the securities portfolio to be temporary and primarily resulting from changes in the interest rate environment. The securities portfolio contained no high-risk securities or derivatives as of June 30, 2008 or December 31, 2007.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of June 30, 2008 and December 31, 2007.

	June 30,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$118,555	27.3%	$114,657	27.5%
Real estate – construction	79,334	18.3%	86,937	20.9%
Real estate – commercial	174,453	40.2%	167,404	40.1%
Real estate – residential	16,252	3.7%	4,955	1.2%
Consumer	45,454	10.5%	42,627	10.2%
Other	255	0.1%	711	0.2%
Unearned fees	(236)	(0.1)%	(324)	(0.1)%
Total loans	$434,067	100.0%	$416,967	100.0%

For the six months ended June 30, 2008, loans increased by $17.1 million, or 4.1%, to $434.1 million from $417.0 million at December 31, 2007.  For the six months ended June 30, 2008, our loan portfolio increased moderately in volume and continued to deemphasize construction lending, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.  The increase in real estate-residential consists primarily of interim financing, or “bridge loans”, to high-net-worth customers that are in the process of selling their primary residence and purchasing or constructing another primary residence.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Payments received on non-accrual loans are either applied to the outstanding principal or recorded as interest income, depending on management’s assessment of the collectibility of the loan.  At June 30, 2008, the Company had $1.5 million of non-accrual loans, no restructured loans, no loans past due 90 days or more and still accruing, and $3.4 million of loans which management has determined are impaired but are current as to payment of principal and interest. Non-accrual loans and other impaired loans have been measured based on the fair value of each loan’s collateral, and specific valuation allowances amounting to $661 thousand have been recorded at June 30, 2008.  Subsequent to June 30, 2008, impaired loans amounting to $389 thousand were paid in full with no loss to the Company.

At December 31, 2007, the Company had no non-accrual loans, no restructured loans, and $799 thousand of loans past due 90 days or more and still accruing.  The Company also had no other real estate owned due to foreclosure at June 30, 2008 and December 31, 2007.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2008 and 2007 and for the year ended December 31, 2007.

	June 30,		December 31,
	2008	2007	2007
	(in thousands, except percentages)

Balance at beginning of year	$4,675	$4,567	$4,567
Provision charged to expense	674	57	108
Loans (charged off) recovered, net	-	-	-

Balance of allowance at end of period	$5,349	$4,624	$4,675

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as a percent of loans at period-end	1.23%	1.12%	1.12%

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio.  Risks within the loan portfolio of each subsidiary bank are analyzed on a continuous basis by such bank’s senior management, outside independent loan review auditors, directors’ loan committee, and board of directors.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.  Along with the risk system, senior management of each subsidiary bank further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management at each subsidiary bank attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers.  In addition, various regulatory agencies periodically review the allowance for loan losses of each subsidiary bank. These agencies may require a subsidiary to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, the Company invested in $3.5 million of bank-owned life insurance.  The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses.  Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers.  The Company is owner and beneficiary of the policies.  Increases in the cash surrender value of this investment are recorded in non-interest income in the statements of income.  Bank-owned life insurance increased by $75 thousand during the six months ended June 30, 2008 as a result of increases in the cash surrender value of this investment, which amounted to $4.0 million at June 30, 2008.

Premises and Equipment

Premises and equipment totaled approximately $5.9 million and $5.1 million at June 30, 2008 and December 31, 2007, respectively.  The increase in the Company’s premises and equipment was due to purchases of premises and equipment amounting to $1.4 million, which was partially offset by depreciation expenses amounting to $539 thousand.  The purchases of premises and equipment resulted primarily from the expansion of our back-office operations and the expansion of our branch network.

Intangible Assets

Intangible assets totaled $26.1 million at June 30, 2008 compared to $26.3 million at December 31, 2007.  The Company’s intangible assets at June 30, 2008 were comprised of $24.8 million of goodwill and $1.3 million of core deposit intangibles, net of accumulated amortization of $804 thousand.  At December 31, 2007, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.5 million of core deposit intangibles, net of accumulated amortization of $641 thousand.

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

At June 30, 2008, total deposits amounted to $436.1 million, reflecting an increase of $9.1 million, or 2.1%, from December 31, 2007.  Decreases in certificates of deposit balances and increases in our money market account balances and other interest-bearing deposit products were due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate increases and competitive pressures, we have found money market account promotions and other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to fund our loan originations at present.

Core deposits consist of all deposits, except certificates of deposits in excess of $100 thousand.  Core deposits at June 30, 2008 accounted for 78.8% of total deposits, compared to 78.1% at December 31, 2007.  During the six months ended June 30, 2008, the Company marketed deposit products other than certificates of deposit in its local market areas for the purpose of increasing deposits to fund the loan portfolio and increase liquidity.  The Company found this strategy was able to provide a more cost-effective source of funding when used in conjunction with the utilization of our borrowing lines at the Federal Home Loan Bank of New York (“FHLB”) and other correspondents.

Borrowings

Each subsidiary bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $12.0 million.  These borrowings are priced on a daily basis.  There was $5.3 million of borrowings under this line at June 30, 2008 compared to no borrowings under this line at December 31, 2007.  Two River also maintains secured borrowing lines with the FHLB in an amount of up to approximately $68.0 million.  At June 30, 2008 and December 31, 2007, Two River had no short-term borrowings under this line.

Long-term debt consists of a $7.5 million convertible note due in November 2017 at an interest rate of 3.965% from the FHLB that is collateralized by a portion of Two River’s real estate-collateralized loans.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Company has the option to repay this advance, if converted, without penalty.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $19.6 million at June 30, 2008 from $15.2 million at December 31, 2007, an increase of $4.4 million, or 28.9%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors.  The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  Each subsidiary bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold.  With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs.  At June 30, 2008, the Company had no Federal funds sold, compared to $338 thousand of Federal funds sold at December 31, 2007.  The decrease in Federal funds sold was primarily due to cash outflows resulting from our loan growth exceeding our deposit growth.  In the short term, we utilized our borrowing lines to help fund our loan growth until our deposit generation increased.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Commercial lines of credit	$50,767	$45,639
One-to-four family residential lines of credit	25,763	26,342
Commitments to grant commercial and construction loans secured by real estate	27,696	22,084
Commercial and financial letters of credit	5,982	5,304

	$110,208	$99,369

Capital

Shareholders’ equity increased by approximately $406 thousand, or 0.6%, to $72.9 million at June 30, 2008 compared to $72.5 million at December 31, 2007.  Net income for the six-month period ended June 30, 2008 added $1.0 million to shareholders’ equity.  Shareholders’ equity was also increased by stock options exercised amounting to $92 thousand and was reduced by $385 thousand as a result of the one-time cumulative effect adjustment due to the adoption of accounting for post-retirement benefit costs.  These changes in shareholders’ equity were further decreased by net unrealized losses on securities available for sale, net of tax, amounting to $306 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.  Management believes that, at June 30, 2008, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the subsidiary banks, Two River and Town Bank, at June 30, 2008 and December 31, 2007, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	June 30, 2008	Dec. 31, 2007	June 30, 2008	Dec. 31, 2007	June 30, 2008	Dec. 31, 2007
Community Partners	9.23%	9.15%	10.43%	10.59%	11.62%	11.66%
Two River	8.20%	8.71%	9.24%	9.95%	10.20%	10.96%
Town Bank	10.20%	9.48%	12.32%	11.25%	13.58%	12.42%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.       Controls and Procedures.

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Community Partners Bancorp was held on May 20, 2008.  There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 5,675,016 shares of common stock of a total number of 6,737,303 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.  At the Annual Meeting, each of Barry B. Davall, Charles T. Parton, Joseph F.X. O’Sullivan, Michael W. Kostelnik, Jr., Frank J. Patock, Jr., Robert E. Gregory, Frederick H. Kurtz and John J. Perri, Jr. was re-elected as a director of the Company.  The results of the voting on the election of directors were as follows:

Elected Directors	Votes For	Votes Withheld
Barry B. Davall	5,370,822	304,194
Charles T. Parton	5,516,076	158,940
Joseph F.X. O’Sullivan	5,440,835	234,181
Michael W. Kostelnik, Jr.	5,518,576	156,440
Frank J. Patock, Jr.	5,518,854	156,162
Robert E. Gregory	5,585,146	89,870
Frederick H. Kurtz	5,536,812	138,204
John J. Perri, Jr.	5,544,437	130,579

A vote of the shareholders was taken at the Annual Meeting on the proposal to approve and ratify selection of Beard Miller Company LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  The proposal was approved by the shareholders, with 5,530,289 shares voting in favor of the proposal and 14,782 shares voting against the proposal. There were 129,945 abstentions and no broker non-votes.

Item 6.       Exhibits.

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

COMMUNITY PARTNERS BANCORP

Date: August 12, 2008	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)