Form 10-Q
period 2008-09-30
Community Partners Bancorp
filed 2008-11-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 11, 2008, there were 6,959,821 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
At September 30, 2008 and December 31, 2007
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$8,719	$9,675
Federal funds sold	14,942	338

Cash and cash equivalents	23,661	10,013

Securities available-for-sale	54,091	55,545
Securities held-to-maturity (fair value of $6,813 and $7,492 at September 30 , 2008 and December 31, 2007, respectively)	7,556	7,557

Loans	443,671	416,967
Allowance for loan losses	(5,626)	(4,675)

Net loans	438,045	412,292

Bank-owned life insurance	4,063	3,951
Premises and equipment, net	5,795	5,090
Accrued interest receivable	2,073	2,291
Goodwill and other intangible assets, net of accumulated amortization of $880 and $641 at September 30, 2008 and December 31, 2007, respectively	26,059	26,299
Other assets	2,506	2,063

TOTAL ASSETS	$563,849	$525,101

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$73,456	$72,688
Interest bearing	390,552	354,271

Total deposits	464,008	426,959

Securities sold under agreements to repurchase	15,695	15,187
Accrued interest payable	247	531
Long-term debt	7,500	7,500
Other liabilities	3,078	2,467

Total liabilities	490,528	452,644

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,942,479 and 6,722,784 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	68,124	66,552
Retained earnings	5,274	5,805
Accumulated other comprehensive (loss) income	(77)	100

Total shareholders' equity	73,321	72,457

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$563,849	$525,101

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$6,932	$8,075	$20,998	$24,300
Investment securities	726	786	2,180	2,154
Federal funds sold	61	282	121	784
Total Interest Income	7,719	9,143	23,299	27,238
INTEREST EXPENSE:
Deposits	2,805	3,891	8,245	11,787
Securities sold under agreements to repurchase	113	149	353	389
Borrowings	78	-	242	-
Total Interest Expense	2,996	4,040	8,840	12,176
Net Interest Income	4,723	5,103	14,459	15,062
PROVISION FOR LOAN LOSSES	279	-	953	57
Net Interest Income after Provision for Loan Losses	4,444	5,103	13,506	15,005
NON-INTEREST INCOME:
Service fees on deposit accounts	172	149	505	439
Other loan customer service fees	148	62	227	247
Earnings from investment in life insurance	37	31	112	93
Other income	129	135	405	436
Total Non-Interest Income	486	377	1,249	1,215
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,404	1,981	6,850	5,906
Occupancy and equipment	884	756	2,542	2,229
Professional	234	163	650	522
Insurance	159	144	449	415
Advertising	60	104	177	313
Data processing	161	98	432	358
Outside services fees	147	109	412	328
Amortization of identifiable intangibles	76	86	239	268
Other operating	320	323	987	998
Total Non-Interest Expenses	4,445	3,764	12,738	11,337

Income before Income Taxes	485	1,716	2,017	4,883
INCOME TAX EXPENSE	156	662	683	1,899

Net Income	$329	$1,054	$1,334	$2,984

EARNINGS PER SHARE:
Basic	$0.05	$0.15	$0.19	$0.43
Diluted	$0.05	$0.15	$0.19	$0.42

Weighted average shares outstanding (in thousands):

Basic	6,942	6,924	6,941	6,916
Diluted	7,065	7,088	7,074	7,087

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)

				Accumulated
				Other	Total
	Outstanding	Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income/(Loss)	Equity
Balance December 31, 2007	6,722,784	$66,552	$5,805	$100	$72,457

Comprehensive income:
Net income	-	-	1,334	-	1,334
Change in net unrealized gain (loss) on securities available for sale, net of tax benefit of $122	-	-	-	(177)	(177)

Total comprehensive income	-	-	-	-	1,157

Options exercised	17,519	92	-	-	92

Cumulative effect adjustment – adoption of
accounting for post-retirement benefit costs	-	-	(385)	-	(385)

Stock dividend – 3%	202,176	1,480	(1,480)	-	-

Balance, September 30, 2008	6,942,479	$68,124	$5,274	$(77)	$73,321

Balance December 31, 2006	6,511,582	$64,728	$3,884	$(293)	$68,319

Comprehensive income:
Net income	-	-	2,984	-	2,984
Change in net unrealized gain (loss) on securities available for sale, net of tax of $43	-	-	-	67	67

Total comprehensive income					3,051

Options exercised	15,423	71	-	-	71

Tax benefit from exercised non-qualified
Stock options	-	23	-	-	23

Stock dividend – 3%	195,779	1,730	(1,730)	-	-

Balance, September 30, 2007	6,722,784	$66,552	$5,138	$(226)	$71,464

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$1,334	$2,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	845	763
Provision for loan losses	953	57
Intangible amortization	239	268
Net amortization (accretion) of securities premiums and discounts	29	(26)
Earnings from investment in life insurance	(112)	(93)
Commercial loan participations originated for sale	(2,516)	(11,930)
Proceeds from sales of commercial loan participations	2,516	11,930
Decrease (increase) in assets:
Accrued interest receivable	218	7
Other assets	(320)	(410)
(Decrease) increase in liabilities:
Accrued interest payable	(284)	(119)
Other liabilities	226	716
Net cash provided by operating activities	3,128	4,147

Cash flows from investing activities:
Purchase of securities available for sale	(27,112)	(26,629)
Purchase of securities held to maturity	(475)	(428)
Proceeds from repayments and maturities of securities held to maturity	474	1,000
Proceeds from repayments and maturities of securities available for sale	28,240	11,080
Net (increase) decrease in loans	(26,706)	8,220
Purchases of premises and equipment	(1,550)	(261)
Net cash used in investing activities	(27,129)	(7,018)

Cash flows from financing activities:
Net increase (decrease) in deposits	37,049	(2,639)
Net increase in securities sold under agreements to repurchase	508	6,093
Proceeds and tax benefit from exercise of stock options	92	94
Net cash provided by financing activities	37,649	3,548

Net increase in cash and cash equivalents	13,648	677
Cash and cash equivalents – beginning	10,013	15,177

Cash and cash equivalents - ending	$23,661	$15,854

Supplementary cash flow information:
Interest paid	$9,124	$12,295
Income taxes paid	$1,180	$1,835

See notes to the unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Annual Report”).

Certain reclassifications of prior period information have been made to conform to the current period presentation.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options.  Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method.  All share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on August 29, 2008 and paid October 17, 2008 to shareholders of record as of September 30, 2008, and the 3% stock dividend declared on July 17, 2007 and paid August 31, 2007 to shareholders of record as of August 10, 2007.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$329	$1,054	$1,334	$2,984

Weighted average common shares outstanding	6,942,479	6,924,468	6,940,600	6,916,318
Effect of dilutive securities, stock options	122,988	163,124	133,114	170,841

Weighted average common shares outstanding used to calculate diluted earnings per share	7,065,467	7,087,592	7,073,714	7,087,159

Basic earnings per share	$0.05	$0.15	$0.19	$0.43
Diluted earnings per share	$0.05	$0.15	$0.19	$0.42

Stock options that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 428,482 and 422,796 for the three-month periods ended September 30, 2008 and 2007, respectively and 427,423 and 406,095 for the nine-month periods ended September 30, 2008 and 2007, respectively.

NOTE 3 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007
		(Dollars in thousands)

Unrealized holding gains (losses) on available-for-sale securities		$208	$650	$(299)	$110
Less:	Reclassification adjustments for gains (losses) included in net income	-	-	-	-
		208	650	(299)	110
Tax effect		(79)	(252)	122	(43)

Net unrealized gains (losses)		$129	$398	$(177)	$67

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”).  The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of Company common stock to be reserved and available for awards under the Plan is 795,675 after adjusting for the 3% stock dividend paid on August 31, 2007 to shareholders of record as of August 10, 2007 and the 3% stock dividend paid October 17, 2008 to shareholders of record as of September 30, 2008.

Community Partners did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during 2006, 2007 or during the nine months ended September 30, 2008.

The following table presents information regarding the Company’s outstanding stock options as of September 30, 2008, as adjusted for the 3% stock dividend paid October 17, 2008 to shareholders of record as of September 30, 2008.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	788,825	$9.13
Options exercised	(18,043)	5.10

Options outstanding, September 30, 2008	770,782	$9.22	4.09 years	$738,644
Options exercisable, September 30, 2008	770,782	$9.22	4.09 years	$738,644
Option price range at September 30, 2008	$3.35 to $15.79

Intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $63,311.

NOTE 5 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2008, the Company had $6,976,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

NOTE 6 – STOCK DIVIDENDS

On August 29, 2008, the Company’s Board of Directors approved a 3% stock dividend which was paid October 17, 2008 to shareholders of record as of September 30, 2008.  Weighted average shares outstanding and earnings per share for the three months and nine months ended September 30, 2008 have been retroactively adjusted to reflect this dividend.

On July 17, 2007, the Company’s Board of Directors approved a 3% stock dividend which was paid August 31, 2007 to shareholders of record as of August 10, 2007.  All share and per share data have been retroactively adjusted to reflect this dividend.

NOTE 7 – FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.  In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The adoption of SFAS 157, FSP 157-2 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Securities available for sale	$54,091	$-	$53,826	$265

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2008
	(in thousands)

Balance at beginning of period	$300	$974
Total gains/(losses) – (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	(35)	(240)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	(469)

Ending balance September 30, 2008	$265	$265

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Impaired Loans	$2,445	$-	$-	$2,445

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Available for sale securities – The Company utilizes a third party source to determine the fair value of its fixed income securities.  The methodology consists of pricing models based on asset class and includes available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes, some of which are heavily influenced by unobservable inputs.

•
Impaired loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $3,335,000 less their specific valuation allowances of $890,000, as determined under SFAS 114.

NOTE 8 – NEW ACCOUNTING STANDARDS

In September 2006, the Emerging Issues Task Force (the “Task Force”) of the FASB issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The Task Force consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in FASB Statement No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches:  (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment charge to retained earnings of $385,000.  In addition, the benefit expense recorded in the nine months ended September 30, 2008 was approximately $38,000 due to the adoption of EITF 06-4.  Total benefit expense for 2008 will approximate $50,000.

Also in September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  (See Note 7 – Fair Value Measurements.)

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities; therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective November 15, 2008.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In September 2008, the FASB issued FASB Staff Position 133-1 and FASB Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the period ended September 30, 2008.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008, including but not limited to:

•	unanticipated changes in the financial markets and the resulting unanticipated effects on financial instruments in the Company’s investment portfolio;

•	unanticipated changes in interest rates or in national or local economic conditions in areas in which our operations are concentrated;

•	volatility in earnings due to certain financial assets and liabilities held at fair value;

•	risks associated with investments in mortgage-backed securities;

•	changes in loan, investment and mortgage prepayment assumptions;

•	the occurrence of an other-than-temporary impairment to investment securities classified as available for sale or held to maturity;

•	stronger than anticipated competition from banks, other financial institutions and other companies;

•	insufficient allowance for credit losses;

•	a higher level of net loan charge-offs and delinquencies than anticipated;

•	changes in relationships with major customers;

•	changes in effective income tax rates;

•	a change in legal and regulatory barriers, including issues related to compliance with anti-money laundering and bank secrecy act laws;

•	rapid growth; and

•	reliance on management and other key personnel.

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

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of the Company, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

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

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  The Company’s allowance for loan and lease losses is the accumulation of various components that are calculated based upon independent methodologies.  All components of the allowance for loan losses represent an estimation performed pursuant to SFAS No. 5, Accounting for Contingencies or SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Management’s estimate of each SFAS No. 5 Accounting for Contingencies component is based on certain observable data that management believes is the most reflective of the underlying loan losses being estimated.  Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the SFAS No. 5 components over time.  An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s loan risk evaluation process, which includes loan risk grading individual commercial, construction, commercial real estate and most consumer loans. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to the exercise of significant judgment by management and to short-term changes.  Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected by declining real estate values or because New Jersey in general and our local market areas in particular are experiencing an economic downturn.  Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control.

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

Overview

Community Partners reported net income of $329 thousand for the quarter ended September 30, 2008, or $0.05 for both basic and diluted earnings per share, compared to net income of $1.1 million for the quarter ended September 30, 2007, or $0.15 for both basic and diluted earnings per share, a decrease of $725 thousand, or 68.8%.  The decline in net income was primarily due to additional expenses related to the opening of new branch offices, the expansion of an operations center and the Company’s determination to record an additional $279 thousand for potential loan losses.  On a linked quarter basis, net income for the quarter ended September 30, 2008 increased by $39 thousand, or 13.4%, compared to the second quarter of 2008.  The increase in net income was primarily due to lower net interest income earned during the third quarter of 2008 which was more than offset by a lower amount of provision for potential loan losses, and higher non-interest income which was offset by higher non-interest expenses.  The net interest margin decreased to 3.64% for the third quarter of 2008 compared to 3.99% for the prior linked quarter as a result of an increase in our cost of procuring funds and decreased loan yields resulting from lower market interest rates and the impact of higher non-performing loan balances.  During the second quarter of 2008, management added $589 thousand to the allowance for potential loan losses compared to $279 thousand added to the allowance for potential loan losses during the third quarter of 2008, as management continued to assess the potential impact on our loan portfolio of the current economic challenges.  Higher non-interest income was earned during the current quarter compared to the prior linked quarter as a result of higher service fee generation from our deposit base and higher non-recurring other loan customer service fees collected resulting from loan prepayment penalties.  Increases in other non-interest expenses during the third quarter of 2008 compared to the prior linked quarter were primarily the result of costs associated with the opening of a new branch office during June 2008 and loan officer and business development officer staff increases.

For the nine months ended September 30, 2008, net income amounted to $1.3 million compared to $3.0 million for the nine months ended September 30, 2007.  This represents a decrease of $1.7 million, or 56.7%, in net income.  Basic and diluted earnings per share for the nine months ended September 30, 2008 were $0.19 compared to basic and diluted earnings per share of $0.43 and $0.42, respectively, for the same prior year period.  Results of operations were significantly lower during the nine months ended September 30, 2008 compared to the same prior year period as a result of the above additional loan loss provisions and the investment in three new branch offices and an expanded operations center.  The general slow-down of earning asset growth opportunities resulting from the weakening economic conditions was another factor causing the reduction in earnings.

At September 30, 2008, assets totaled $563.8 million, an increase of $38.7 million, or 7.4%, over December 31, 2007 assets of $525.1 million.  The increase in total assets was the result of loan growth and liquidity growth in the form of Federal funds sold, both of which were funded by our deposit growth.  Total deposits were $464.0 million at September 30, 2008, compared to $427.0 million at December 31, 2007, an increase of $37.0 million, or 8.7%.  The increase in deposits was the result of our marketing efforts as we opened three new branches and extended business day hours in our branch network.

The Company’s loan portfolio, net of allowances for loan losses, increased to $438.0 million at September 30, 2008, compared to $412.3 million at December 31, 2007, an increase of $25.7 million, or 6.2%.  The allowance for loan losses totaled $5.6 million, or 1.27% of total loans at September 30, 2008, compared to $4.7 million, or 1.12%, of total loans at December 31, 2007.  Although loan originations began to increase during the second and third quarters of 2008, the moderate increase in loan volume as of September 30, 2008 compared to our December 31, 2007 net loans balance reflects our efforts to maintain our high credit standards in a challenging market.  As an alternative to focusing on earning asset growth during the current weak economic conditions, we decided to invest our time and resources in the start-up of three new branch offices, an expanded operations center and a restructuring of our loan origination and business development operations, which we believe have positioned our franchise to take quick advantage of opportunities when the economic conditions become more favorable.

Additionally, in order to take advantage of operational efficiency opportunities, the Company has applied to our primary regulator, the State of New Jersey Department of Banking & Insurance, and the Federal Deposit Insurance Corporation, for permission to merge our Town Bank subsidiary into our Two River Community Bank subsidiary effective as of December 31, 2008.  This consolidation of the two charters is part of the Company’s strategic plan to streamline our operations in anticipation of more favorable growth opportunities.

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the U.S. Department of the Treasury (the “Treasury”) to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions.  On October 14, 2008, the Treasury announced it would offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

Although the Company’s capital ratios remain well above the minimum levels required for well capitalized status, it has determined not to participate in the TARP Capital Purchase Program because we believe our mortgage-related assets to be well-collateralized.  In the event of default on any mortgage-related loans, the Company has the ability and intent to hold any foreclosed assets until a significant improvement in the economic environment.  The Company has no other real estate owned at September 30, 2008.  In addition, all of the Company’s mortgage-backed securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac Federal Home Loan Mortgage Association and Government National Mortgage Association.  At September 30, 2008, we maintained $26.0 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

The Company is in the process of applying for participation in the Treasury Capital Purchase Program (“CPP”).  Under the CPP, the Treasury will invest up to $250 billion in senior preferred stock of qualifying U.S. banks and savings associations or their holding companies.  To be eligible for the CPP, the Company must receive approval of the Treasury, and we must agree to certain terms and conditions and make certain representations and warranties described in various agreements prepared by the Treasury and available on the Treasury’s website.  Qualifying financial institutions may issue senior preferred stock with a value equal to not more than the lesser of (i) an amount equal to 3% of the Total Risk-Weighted Assets of the applicant or (ii) $25 billion.  The minimum amount eligible for purchase under the CPP is the amount equal to 1% of the Total Risk-Weighted Assets of the applicant.  The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum.  The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred.  After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.  Until the third anniversary of the issuance of the senior preferred, the consent of the Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The senior preferred will also have the right to elect two directors if dividends have not been paid for six dividend periods.  The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights.  Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements, as necessary to comply with EESA.  Senior executives must also waive any claims against the Treasury resulting from certain regulations issued in relation to EESA.

In connection with the issuance of the senior preferred, participating institutions must issue to the Treasury immediately exercisable 10-year warrants for the purchase of common stock with an aggregate market price equal to 15% of the amount of senior preferred.  The exercise price of the warrants will equal the market price of common stock on the date of the senior preferred investment.  The Treasury may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital.  The Treasury will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants.  The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights.  The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital on or before December 31, 2009.  If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment.  The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval, subject to a maximum reduction of 45%.

Based on the information contained in the latest quarterly supervisory report, the Company may apply for a minimum purchase of capital by the Treasury under CPP amounting to approximately $4.8 million and a maximum purchase of capital amounting to approximately $14.4 million.  The Company has a filing deadline of November 14, 2008 to participate in the CPP and we are currently in the process of determining the amount of capital purchase to apply for.  This determination will be based on our assessment of strategic opportunities that may be available to the Company that will enhance shareholder value.

In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.  Management is currently evaluating possible participation in the Liquidity Guarantee Program.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) For the Nine Months ended September 30, 2008	For the Year ended December 31, 2007
Performance Ratios:
Return on average assets	0.33%	0.68%
Return on average tangible assets	0.34%	0.72%
Return on average shareholders' equity	2.43%	5.19%
Return on average tangible shareholders' equity	3.78%	8.30%
Average equity to average assets	13.50%	13.14%
Average tangible equity to average tangible assets	9.11%	8.63%
Dividend payout	0.00%	0.00%

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

RESULTS OF OPERATIONS
Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net Interest Income

Interest income for the three months ended September 30, 2008 decreased by $1.4 million, or 15.4%, to $7.7 million, from $9.1 million in the same 2007 period.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $1.9 million partially offset by volume-related increases in interest income amounting to $448 thousand.  The decrease in market interest rates in late 2007 and the first nine months of 2008 accounted for the decrease in yield on interest-earning assets.  The Federal Reserve decreased the Federal funds rate by 100 basis points between September 18, 2007 and the end of 2007, to 4.25%, and by an additional 275 basis points during the first nine months of 2008, to 1.50%.

Interest and fees on loans decreased by $1.2 million, or 14.8%, to $6.9 million for the three months ended September 30, 2008 compared to $8.1 million for the same 2007 period.  Of the $1.2 million decrease in interest and fees on loans, $1.7 million is attributable to interest rate-related decreases, which were partially offset by $542 thousand attributable to volume-related increases.  The Company experienced reduced yields on our loan portfolio as our new and variable rate loans adjusted to the decreasing market rates as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the three months ended September 30, 2008 increased by $27.6 million, or 6.7%, to $439.1 million from $411.5 million for the same 2007 period.  The average annualized yield on the loan portfolio was 6.26% for the quarter ended September 30, 2008 compared to 7.79% for the same prior year quarter.  Also contributing to the decrease in yield on our loan portfolio was the increase in the average balance of non-accruing loans, which averaged $2.6 million during the third quarter of 2008, compared to no non-accruing loans during the same prior year period.

Interest income on Federal funds sold decreased by $221 thousand, or 78.4%, from $282 thousand for the three months ended September 30, 2007, to $61 thousand for the three months ended September 30, 2008.  For the three months ended September 30, 2008, Federal funds sold had an average interest earning balance of $12.8 million with an average annualized yield of 1.90%.  For the three months ended September 30, 2007, this category had average interest earning balances of $21.2 million with an average annualized yield of 5.29%.  During these comparative periods, the Federal funds rate decreased 375 basis points between September 18, 2007 and the third quarter of 2008 to 1.50%.

Interest income on investment securities totaled $726 thousand for the three months ended September 30, 2008 compared to $786 thousand for the three months ended September 30, 2007.  The decrease in investment securities interest income was primarily attributable to higher volume, which was more than offset by generally lower rates realized on new purchases of investment securities during the last quarter of 2007 and the first nine months of 2008, than those rates realized in the existing portfolio.  For the three months ended September 30, 2008, investment securities had an average balance of $63.1 million with an average annualized yield of 4.60% compared to an average balance of $61.7 million with an average annualized yield of 5.10% for the three months ended September 30, 2007.

Interest expense on interest-bearing liabilities amounted to $3.0 million for the three months ended September 30, 2008, compared to $4.0 million for the same 2007 period, a decrease of $1.0 million, or 25.0%.  Of this decrease in interest expense, $904 thousand was due to rate-related decreases on interest-bearing liabilities and $140 thousand was due to volume-related decreases on interest-bearing liabilities.

During 2007 and the first nine months of 2008, management employed additional programs designed to increase core deposit growth in our subsidiary banks. These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, products and services offered to Two River customers were offered to Town Bank customers as well.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products, savings account deposit products and borrowed funds.  The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $339.1 million for the three months ended September 30, 2008 compared to $276.1 million for the three months ended September 30, 2007, an increase of $63.0 million, or 22.8%.  Our average deposit mix changed from $189.7 million in time deposits and $32.0 million in savings account deposits during the third quarter of 2007 to $137.5 million in time deposits and $94.9 million in savings account deposits during the third quarter of 2008.  This represents a decrease of $52.2 million, or 27.5%, in time deposits and an increase in savings accounts of $62.9 million, or 196.6%, for the third quarter of 2008 as compared to the same prior year period.  During the second quarter of 2008, we partially replaced maturing high-cost time deposits by utilizing our funds borrowing capabilities, as our average borrowed funds increased to $7.9 million for the third quarter of 2008 compared to no borrowed funds for the same prior year period.  For the three months ended September 30, 2008, the average interest cost for all interest-bearing liabilities was 2.89% compared to 4.12% for the three months ended September 30, 2007.

Management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the third quarter of 2008, management found it cost-effective to access our borrowing lines as we maintained average borrowed funds amounting to $7.9 million.  Our wholesale certificates of deposit totaled $2.0 million at September 30, 2008 and will mature during November 2008.  We view these funding sources as alternatives to pursuing higher costing certificates of deposit originated in our market area.  Our Company’s strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations and our planned branch network growth have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the third quarter of 2008 increased to $18.1 million, with an average interest rate of 2.47%, compared to $15.8 million, with an average interest rate of 3.74%, during the same prior year quarter.  The lower interest rates paid during the third quarter of 2008 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income decreased by $380 thousand, or 7.4%, to $4.7 million for the three months ended September 30, 2008 compared to the same 2007 period.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 3.64% for the three months ended September 30, 2008 from 4.10% for the three months ended September 30, 2007.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense that were previously discussed.

The following tables reflect, for the periods presented, the components of our net interest income, setting forth (1) average assets, liabilities, and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our margin on interest-earning assets.  Yields on tax-exempt assets have not been calculated on a fully tax-exempt basis.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$12,761	$61	1.90%	$21,163	$282	5.29%
Investment securities	63,128	726	4.60%	61,688	786	5.10%
Loans (1) (2)	439,083	6,932	6.26%	411,469	8,075	7.79%

Total Interest Earning Assets	514,972	7,719	5.95%	494,320	9,143	7.34%

Non-Interest Earning Assets:
Allowance for loan losses	(5,405)			(4,624)
All other assets	51,264			50,195

Total Assets	$560,831			$539,891

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$38,363	96	0.99%	$38,643	189	1.94%
Savings deposits	94,920	763	3.19%	31,994	197	2.44%
Money market deposits	114,374	808	2.80%	112,625	1,164	4.10%
Time deposits	137,536	1,138	3.28%	189,738	2,341	4.89%
Repurchase agreements	18,131	113	2.47%	15,813	149	3.74%
Short-term borrowings	400	2	1.98%	-	-	-
Long-term debt	7,500	76	4.02%	-	-	-

Total Interest Bearing Liabilities	411,224	2,996	2.89%	388,813	4,040	4.12%

Non-Interest Bearing Liabilities:
Demand deposits	73,340			76,996
Other liabilities	3,042			3,390

Total Non-Interest Bearing Liabilities	76,382			80,386

Shareholders' Equity	73,225			70,692

Total Liabilities and Shareholders' Equity	$560,831			$539,891

NET INTEREST INCOME		$4,723			$5,103

NET INTEREST SPREAD (3)			3.06%			3.22%

NET INTEREST MARGIN(4)			3.64%			4.10%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$7,454	$121	2.17%	$19,822	$784	5.29%
Investment securities	61,618	2,180	4.72%	58,306	2,154	4.93%
Loans (1) (2)	427,770	20,998	6.56%	414,531	24,300	7.84%

Total Interest Earning Assets	496,842	23,299	6.27%	492,659	27,238	7.39%

Non-Interest Earning Assets:
Allowance for loan losses	(4,966)			(4,613)
All other assets	50,172			50,478

Total Assets	$542,048			$538,524

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$38,126	309	1.08%	$39,184	594	2.03%
Savings deposits	50,648	1,017	2.68%	33,334	599	2.40%
Money market deposits	119,652	2,596	2.90%	98,458	2,980	4.05%
Time deposits	156,622	4,323	3.69%	203,919	7,614	4.99%
Repurchase agreements	17,975	353	2.63%	13,933	389	3.73%
Short-term borrowings	952	20	2.81%	8	-	-
Long-term debt	7,500	222	3.96%	-	-	-

Total Interest Bearing Liabilities	391,475	8,840	3.02%	388,836	12,176	4.19%

Non-Interest Bearing Liabilities:
Demand deposits	74,087			76,561
Other liabilities	3,322			3,255

Total Non-Interest Bearing Liabilities	77,409			79,816

Shareholders' Equity	73,164			69,872

Total Liabilities and Shareholders' Equity	$542,048			$538,524

NET INTEREST INCOME		$14,459			$15,062

NET INTEREST SPREAD (3)			3.25%			3.20%

NET INTEREST MARGIN (4)			3.89%			4.09%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2007			September 30, 2007
	Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$(112)	$(109)	$(221)	$(489)	$(174)	$(663)
Investment securities	18	(78)	(60)	122	(96)	26
Loans (net of unearned income)	542	(1,685)	(1,143)	776	(4,078)	(3,302)

Total Interest Income	448	(1,872)	(1,424)	409	(4,348)	(3,939)

Interest Paid On:
NOW deposits	(1)	(92)	(93)	(16)	(269)	(285)
Savings deposits	387	179	566	311	107	418
Money market deposits	18	(374)	(356)	641	(1,025)	(384)
Time deposits	(644)	(559)	(1,203)	(1,766)	(1,525)	(3,291)
Repurchase agreements	22	(58)	(36)	113	(149)	(36)
Short-term borrowings	2	-	2	20	-	20
Long-term debt	76	-	76	222	-	222

Total Interest Expense	(140)	(904)	(1,044)	(475)	(2,861)	(3,336)

Net Interest Income	$588	$(968)	$(380)	$884	$(1,487)	$(603)

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2008 increased to $279 thousand, as compared to no provision for the same 2007 period.  During the quarter ended September 30, 2008 the Company felt it prudent to record the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, an increase in non-performing loans, continued growth of the loan portfolio and the generally weakening economic conditions.  In management’s opinion, the allowance for loan losses, totaling $5.6 million at September 30, 2008, is adequate to cover losses inherent in the portfolio.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased moderately to $9.6 million in the third quarter of 2008 compared to an increase in loan volume of $4.5 million experienced in the third quarter of 2007.  The moderate increase in net loan originations reflects management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area.  Loan volume temporarily decreased at various times during 2007 as management maintained our loan pricing strategy even though some competitive institutions offered lower than market justified loan rates.  Management will continue to review the need for additions to its allowance for loans based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2008, non-interest income amounted to $486 thousand compared to $377 thousand for the same prior year period.  This increase of $109 thousand, or 28.9%, is primarily attributable to higher other loan customer service fees, which increased by $86 thousand, or 138.7%, to $148 thousand for the quarter ended September 30, 2008, compared to $62 thousand for the same prior year quarter.  The increase in other loan customer service fees for the third quarter of 2008 resulted from non-recurring, realized loan prepayment penalty fees, as fixed rate loan prepayments increased during the third quarter of 2008 compared to the same prior year period.  In addition, our service fees on deposit accounts increased by $23 thousand, or 15.4%, for the third quarter of 2008 compared to the same prior year quarter.  The increase in service fees on deposit accounts resulted from our increased deposit base and an increase in volume in non-sufficient funds fees.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2008 increased $681 thousand, or 18.1%, to $4.4 million compared to $3.8 million for the same prior year period.  The Company’s salary and employee benefits increased $423 thousand, or 21.4%, primarily as a result of additions of staff to support the growth of the Company, including three new branches, higher salaries and higher health insurance costs. In addition, during the third quarter of 2008 we expensed non-recurring severance costs amounting to $142 thousand, which were the result of officer changes in our loan origination and business development departments. Advertising expense decreased by $44 thousand, or 42.3%, as management reallocated its resources.  Data processing fees increased by $63 thousand, or 64.3%, due to additional non-recurring service fees associated with the integration of our two subsidiaries, servicing of new financial products, and the implementation of new data circuit technology.  Occupancy and equipment expense rose by $128 thousand, or 16.9%, as we opened three new branches and positioned our back-office operations for future growth.  Professional expenses increased by $71 thousand, or 43.6%, primarily due to internal control compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and a $25 thousand non-recurring consulting fee associated with our strategic planning.  Outside service fees increased by $38 thousand, or 34.9%, as we experienced higher costs associated with our expanding branch network.  Insurance costs increased by $15 thousand, or 10.4%, due primarily to higher costs on policy renewals which resulted from the general growth of the Company.  Other operating expenses remained relatively level at $320 thousand for the third quarter of 2008 compared to $323 thousand for the same prior year quarter as we instituted cost efficiency programs to control other non-interest expenses.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $76 thousand in amortization expense for the third quarter of 2008 compared to $86 thousand for the same prior year quarter.  We currently anticipate continued increases in non-interest expense for the remainder of 2008 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.  In addition, we anticipate increased non-recurring costs associated with the proposed fourth quarter of 2008 merger of Town Bank charter into the charter of Two River Community Bank.

Income Taxes

The Company recorded income tax expense of $156 thousand for the three months ended September 30, 2008 compared to $662 thousand for the three months ended September 30, 2007.  The decrease is primarily due to lower pre-tax income and higher tax-exempt income earned during the third quarter of 2008 compared to the same prior year quarter.  The effective tax rate for the three months ended September 30, 2008 was 32.2%, compared to 38.6% for the same 2007 period.  The decrease in the effective tax rate is attributable to the higher tax-exempt income earned during the third quarter of 2008 compared to the same prior year quarter.

RESULTS OF OPERATIONS
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net Interest Income

Interest income for the nine months ended September 30, 2008 decreased by $3.9 million, or 14.3%, to $23.3 million, from $27.2 million in the same 2007 period.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $4.3 million offset by volume-related increases in interest income amounting to $409 thousand.  The decrease in market interest rates in late 2007 and the first nine months of 2008 accounted for the decrease in yield on interest-earning assets.  The Federal Reserve decreased the Federal funds rate by 100 basis points between September 18, 2007 and the end of 2007, to 4.25%, and by an additional 275 basis points during the first nine months of 2008, to 1.50%.

Interest and fees on loans decreased by $3.3 million, or 13.6%, to $21.0 million for the nine months ended September 30, 2008 compared to $24.3 million for the same 2007 period.  Of the $3.3 million decrease in interest and fees on loans, $4.1 million is attributable to interest rate-related decreases, which was partially offset by $776 thousand attributable to volume-related increases.  The Company experienced reduced yields on our loan portfolio as our new and variable-rate loans adjusted to the decreasing market rates as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the nine months ended September 30, 2008 increased by $13.3 million, or 3.2%, to $427.8 million from $414.5 million for the same 2007 period.  The average annualized yield on the loan portfolio was 6.56% for the nine month period ended September 30, 2008 compared to 7.84% for the same prior year period.

Interest income on Federal funds sold decreased by $663 thousand, or 84.6%, from $784 thousand for the nine months ended September 30, 2007, to $121 thousand for the nine months ended September 30, 2008.  For the nine months ended September 30, 2008, Federal funds sold had an average interest-earning balance of $7.5 million with an average annualized yield of 2.17%.  For the nine months ended September 30, 2007, this category had average interest earning balances of $19.8 million with an average annualized yield of 5.29%.  During these comparative periods, the Federal funds rate decreased 375 basis points to 1.50% at September 30, 2008.  The decrease in Federal funds sold is attributable to an increase in loans and investment securities.

Interest income on investment securities totaled $2.2 million for the nine months ended September 30, 2008 compared to $2.2 million for the nine months ended September 30, 2007. The level amount of investment securities interest income was primarily attributable to higher volume, which was offset by generally lower rates realized on new purchases of investment securities during the first nine months of 2008 than those rates realized in the existing portfolio.  For the nine months ended September 30, 2008, investment securities had an average balance of $61.6 million, with an average annualized yield of 4.72%, compared to an average balance of $58.3 million, with an average annualized yield of 4.93% for the nine months ended September 30, 2007.

Interest expense on interest-bearing liabilities amounted to $8.8 million for the nine months ended September 30, 2008, compared to $12.2 million for the same 2007 period, a decrease of $3.4 million, or 27.9%.  Of this decrease in interest expense, $2.9 million was due to rate-related decreases on interest-bearing liabilities and $475 thousand was due to volume-related decreases on interest-bearing liabilities.

During 2007 and the nine months ended September 30, 2008, management employed additional programs designed to increase core deposit growth in our subsidiary banks.  These programs included extended business day hours in our branch network, the offering of health savings accounts, and a revised deposit availability schedule.  In addition, certain products and services offered to Two River customers were offered to Town Bank customers as well.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products, borrowed funds and lower-cost savings account deposit products.  The average balance of our deposit accounts and agreement to repurchase securities product, excluding certificates of deposit, was $300.5 million for the nine months ended September 30, 2008 compared to $261.5 million for the nine months ended September 30, 2007, an increase of $39.0 million, or 14.9%.  Our average deposit mix changed from $203.9 million in time deposits, $98.5 million in money market deposits and $33.3 million in savings account deposits during the nine months ended September 30, 2007 to $156.6 million in time deposits, $119.7 million in money market deposits and $50.6 million in savings account deposits during the nine months ended September 30, 2008.  This represents a decrease of $47.3 million, or 23.2%, in time deposits, an increase in money market accounts of $21.2 million, or 21.5%, and an increase in savings account deposits of $17.3 million, or 52.0%, for the nine months ended September 30, 2008 as compared to the same prior year period.  During the nine months ended September 30, 2008, we partially replaced maturing high-cost time deposits by utilizing our funds borrowing capabilities, as our average borrowed funds increased to $8.5 million for the first nine months of 2008 compared to $8 thousand for the same prior year period.  For the nine months ended September 30, 2008, the average interest cost for all interest-bearing liabilities was 3.02% compared to 4.19% for the nine months ended September 30, 2007.

Management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the nine months ended September 30, 2008, management found it cost-effective to access our borrowing lines and also purchased $10.0 million of wholesale certificates of deposit as alternatives to pursuing higher costing certificates of deposit originated in our market area.  Wholesale certificates of deposit totaled $2.0 million at September 30, 2008 and will mature during November 2008.  The Company’s strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations and our planned branch network growth have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the nine months ended September 30, 2008 increased to $18.0 million, with an average interest rate of 2.63%, compared to $13.9 million, with an average interest rate of 3.73%, during the same prior year period.  The lower interest rates paid during the first nine months of 2008 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income decreased by $603 thousand, or 4.0%, to $14.5 million for the nine months ended September 30, 2008 compared to $15.1 million for the same 2007 period.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 3.89% for the nine months ended September 30, 2008 from 4.09% for the nine months ended September 30, 2007.  This decrease is also attributed to the changes in interest income and interest expense previously discussed.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2008 increased by $896 thousand, to $953 thousand, as compared to $57 thousand for the same 2007 period.  Impaired loans, with specific reserves of $890 thousand, increased to $8.4 million for the nine months ended September 30, 2008 compared to impaired loans of $835,000 with no specific reserves at December 31, 2007.  During the nine months ended September 30, 2008 the Company felt it prudent to record the additional provisions based on our assessment and evaluation of risk inherent in the loan portfolio, an increase in non-performing loans, continued growth of the loan portfolio and the generally weakening economic conditions.  In management’s opinion, the allowance for loan losses, totaling $5.6 million at September 30, 2008, is adequate to cover losses inherent in the portfolio.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased to $26.7 million for the nine months ended September 30, 2008 compared to a decrease in loan volume amounting to $8.2 million experienced in the same prior year period.  The moderate increase in net loan originations reflects management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area. Loan volume temporarily decreased at various times during 2007 as management maintained our loan pricing strategy even though some competitive institutions offered lower than market justified loan rates.  Management will continue to review the need for additions to its allowance for loan losses based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the nine months ended September 30, 2008, non-interest income amounted to $1.2 million compared to $1.2 million for the same prior year period.  This level amount of non-interest income earned during the comparable periods is primarily attributable to our modest growth in assets and deposits being offset by the weakening economic conditions.  Our other loan customer service fees, which decreased by $20 thousand, or 8.1%, for the nine months ended September 30, 2008, compared to the same prior year period, result from non-recurring, realized loan prepayment penalty fees.  The decrease in loan pre-payment penalty fees was more than offset by a $66 thousand, or 15.0%, increase in service fees on deposit accounts as a result of increased volume in non-sufficient funds fees.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2008 increased $1.4 million, or 12.4%, to $12.7 million compared to $11.3 million for the same prior year period.  The Company’s salary and employee benefits increased $944 thousand, or 16.0%, primarily as a result of additions of staff to support the growth of the Company, including three new branches, higher salaries and higher health insurance costs.  In addition, during the third quarter of 2008 we expensed non-recurring severance costs amounting to $142 thousand, which were the result of officer changes in our loan origination and business development departments.  Advertising expense decreased by $136 thousand, or 43.5%, as management reallocated its resources.  Data processing fees increased by $74 thousand, or 20.7%, due to additional non-recurring service fees associated with the integration of our two subsidiaries, servicing of new financial products, and the implementation of new data circuit technology, which were partially offset by efficiencies realized through the integration of the operations of the two banks.  Occupancy and equipment expense rose by $313 thousand, or 14.0%, as we opened three new branches and positioned our back-office operations for future growth.  Professional expenses increased by $128 thousand, or 24.5%, primarily due to internal control compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and a $25 thousand non-recurring consulting fee associated with our strategic planning.  Outside service fees increased by $84 thousand, or 25.6%, as we experienced higher costs associated with our expanding branch network.  Insurance costs increased by $34 thousand, or 8.2%, due primarily to increased FDIC insurance costs and higher costs on new insurance policy renewals, which were partially offset by efficiencies realized as our two subsidiaries’ individual insurance policies were combined into single policies.  Other operating expenses decreased by $11 thousand, or 1.1%, primarily due to several management initiatives aimed at reducing other non-interest expenses during a period of slowed loan originations.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $239 thousand in amortization expense for the first nine of 2008 compared to $268 thousand for the same prior year period.  We currently anticipate continued increases in non-interest expense for the remainder of 2008 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $683 thousand for the nine months ended September 30, 2008 compared to $1.9 million for the nine months ended September 30, 2007.  The decrease in income tax expense is primarily due to lower pre-tax income and to a lesser extent higher tax-exempt income earned during the first nine months of 2008 compared to the same prior year period.  The effective tax rate for the nine months ended September 30, 2008 was 33.9%, compared to 38.9% for the same 2007 period.  The decrease in the effective tax rate is attributable to the higher tax-exempt income earned during the first nine months of 2008 compared to the same prior year period.

Financial Condition

General

Total assets increased to $563.8 million at September 30, 2008, compared to $525.1 million at December 31, 2007, an increase of $38.7 million, or 7.4%.  The increase in total assets was funded primarily by the growth in our deposit base, which increased by $37.0 million, or 8.7%, to $464 million at September 30, 2008 from $427.0 million at December 31, 2007.  Loans increased by $26.7 million, or 6.4%, to $443.7 million at September 30, 2008 compared to $417.0 million at December 31, 2007.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  At September 30, 2008, we maintained $26.0 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

Investments totaled $61.6 million at September 30, 2008 compared to $63.1 million at December 31, 2007, a decrease of $1.5 million, or 2.4%. Investment securities purchases amounted to $27.6 million during the nine months ended September 30, 2008.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $28.7 million during the nine months ended September 30, 2008.  During each of the nine-month periods ended September 30, 2008 and 2007, there were no sales of investment securities.  Included in the Company’s investment portfolio are trust preferred securities consisting of 4 single issue securities and 1 pooled issue security.  The single issues are from large money center banks.  The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security.  Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  These securities have an amortized cost value of $3,299,000 and a fair value of $2,270,000 at September 30, 2008.  The unrealized loss on these securities is related to general market conditions and the resultant lack of liquidity in the market.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair market value of the securities has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) the current status of the underlying cash flows for both principal and interest.  Management believes the decline in fair value of the investment in the trust preferred securities it holds is primarily attributable to market perception and not overall credit quality.  Because the underlying cash flows of these securities have not been impaired and the Company has the ability and intent to hold these investments until recovery or maturity, management does not consider these investments to be other than temporarily impaired at September 30, 2008.

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount as of September 30, 2008 and December 31, 2007.

	September 30,		December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$120,015	27.0%	$114,657	27.5%
Real estate – construction	82,457	18.6%	86,937	20.9%
Real estate – commercial	171,332	38.6%	167,404	40.1%
Real estate – residential	18,885	4.3%	4,955	1.2%
Consumer	51,054	11.6%	42,627	10.2%
Other	179	0.0%	711	0.2%
Unearned fees	(251)	(0.1)%	(324)	(0.1)%
Total loans	$443,671	100.0%	$416,967	100.0%

For the nine months ended September 30, 2008, loans increased by $26.7 million, or 6.4%, to $443.7 million from $417.0 million at December 31, 2007.  For the nine months ended September 30, 2008, our loan portfolio increased moderately in volume and continued to deemphasize construction lending, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.  The increase in real estate-residential consists primarily of interim financing, or “bridge loans”, to high-net-worth customers that are in the process of selling their primary residence and purchasing or constructing another primary residence.  At September 30, 2008 the balance of bridge loans amounted to $8.5 million.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Payments received on non-accrual loans are either applied to the outstanding principal or recorded as interest income, depending on management’s assessment of the collectibility of the loan.  At September 30, 2008, the Company had $4.8 million of non-accrual loans, no restructured loans, $1.2 million of loans past due 90 days or more and still accruing, and $2.4 million of loans which management has determined are impaired but are current as to payment of principal and interest.  A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  At September 30, 2008 and December 31, 2007, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15, totaled $8.4 million and $835,000, respectively, of which $5.1 million and $835,000, respectively, required no specific allowance for loan losses.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $3.3 million and $0 at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the related allowance for loan losses associated with these loans was $890,000.

At December 31, 2007, the Company had no non-accrual loans, no restructured loans, and $799 thousand of loans past due 90 days or more and still accruing.  The Company also had no other real estate owned due to foreclosure at September 30, 2008 and December 31, 2007.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007.

	September 30,		December 31,
	2008	2007	2007
	(in thousands, except percentages)

Balance at beginning of year	$4,675	$4,567	$4,567
Provision charged to expense	953	57	108
Loans (charged off) recovered, net	(2)	-	-

Balance of allowance at end of period	$5,626	$4,624	$4,675

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%

Balance of allowance as a percent of loans at period-end	1.27%	1.13%	1.12%

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

Bank-owned Life Insurance

The Company invests in bank-owned life insurance as a source of funding for employee benefit expenses.  Bank-owned life insurance involves purchasing of life insurance by the Company on a chosen group of officers.  The Company is owner and beneficiary of the policies.  Increases in the cash surrender value of this investment are recorded in non-interest income in the statements of income.  Bank-owned life insurance increased by $112 thousand during the nine months ended September 30, 2008 as a result of increases in the cash surrender value of this investment, which amounted to $4.1 million at September 30, 2008.

Premises and Equipment

Premises and equipment totaled approximately $5.8 million and $5.1 million at September 30, 2008 and December 31, 2007, respectively.  The increase in the Company’s premises and equipment was due to purchases of premises and equipment amounting to $1.6 million, which was partially offset by depreciation expenses amounting to $845 thousand.  The purchases of premises and equipment resulted primarily from the expansion of our back-office operations and the expansion of our branch network.

Intangible Assets

Intangible assets totaled $26.1 million at September 30, 2008 compared to $26.3 million at December 31, 2007.  The Company’s intangible assets at September 30, 2008 were comprised of $24.8 million of goodwill and $1.3 million of core deposit intangibles, net of accumulated amortization of $880 thousand.  At December 31, 2007, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.5 million of core deposit intangibles, net of accumulated amortization of $641 thousand.

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

At September 30, 2008, total deposits amounted to $464.0 million, reflecting an increase of $37.0 million, or 8.7%, from December 31, 2007.  Decreases in certificates of deposit balances and increases in our money market account balances, savings account deposits and other interest-bearing deposit products were due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate changes and competitive pressures, we have found money market account promotions, savings account promotions and other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to fund our loan originations at present.

Core deposits consist of all deposits, except certificates of deposit in excess of $100 thousand.  Core deposits at September 30, 2008 accounted for 86.3% of total deposits, compared to 78.1% at December 31, 2007.  During the nine months ended September 30, 2008, the Company marketed money market deposit products, savings account products and other interest-bearing products instead of promoting certificates of deposit, for the purpose of increasing deposits to fund the loan portfolio and increase liquidity.  The Company found this strategy was able to provide a more cost-effective source of funding when used in conjunction with the utilization of our borrowing lines at the Federal Home Loan Bank of New York (“FHLB”) and other correspondents.

Borrowings

Each subsidiary bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $12.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at September 30, 2008 and December 31, 2007.  Two River also maintains secured borrowing lines with the FHLB in an amount of up to approximately $68.0 million.  At September 30, 2008 and December 31, 2007, Two River had no short-term borrowings under this line.

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $15.7 million at September 30, 2008 from $15.2 million at December 31, 2007, an increase of $508 thousand, or 3.3%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors.  The liquidity needs of each of our independently operated bank subsidiaries are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  Each subsidiary bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold.  With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs.  At September 30, 2008, the Company had $14.9 million of Federal funds sold, compared to $338 thousand of Federal funds sold at December 31, 2007.  The increase in Federal funds sold was primarily due to cash inflows resulting from our deposit growth exceeding our loan growth.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Commercial lines of credit	$43,371	$45,639
One-to-four family residential lines of credit	28,258	26,342
Commitments to grant commercial and construction loans secured by real estate	22,837	22,084
Commercial and financial letters of credit	6,976	5,304

	$101,442	$99,369

Capital

Shareholders’ equity increased by approximately $864 thousand, or 1.2%, to $73.3 million at September 30, 2008 compared to $72.5 million at December 31, 2007.  Net income for the nine-month period ended September 30, 2008 added $1.3 million to shareholders’ equity.  Shareholders’ equity was also increased by stock options exercised amounting to $92 thousand and was reduced by $385 thousand as a result of the one-time cumulative effect adjustment due to the adoption of accounting for post-retirement benefit costs.  These changes in shareholders’ equity were further decreased by net unrealized losses on securities available for sale, net of tax, amounting to $177 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.  Management believes that, at September 30, 2008, the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the subsidiary banks, Two River and Town Bank, at September 30, 2008 and December 31, 2007, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2008	Dec. 31, 2007
Community Partners	8.85%	9.15%	10.34%	10.59%	11.57%	11.66%
Two River	8.51%	8.71%	9.88%	9.95%	10.84%	10.96%
Town Bank	8.69%	9.48%	10.73%	11.25%	11.99%	12.42%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMUNITY PARTNERS BANCORP

Date: November 13, 2008	By:	/s/ BARRY B. DAVALL
Barry B. Davall
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)