Form 10-K
period 2008-12-31
Community Partners Bancorp
filed 2009-03-31
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $49,878,242.

As of March 12, 2009, 6,959,821 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2008.

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed in this report under the heading “Risk Factors”; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; developments in the financial services industry and U.S. and global credit markets; changes in the direction of the economy nationally or in New Jersey; changes in interest rates; competition; loss of management and key personnel; government regulation; environmental liability; failure to implement new technologies in our operations; changes in our liquidity; changes in our funding sources, failure of our controls and procedures, disruptions of our operational systems and relationships with vendors.  Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of our business and operations are described in Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Effective December 31, 2008, Community Partners consolidated its two wholly owned bank subsidiaries, The Town Bank (“Town Bank”), based in Westfield, NJ, and Two River Community Bank (“Two River”), based in Middletown, NJ. The consolidation is part of the Company’s plan to streamline operations to pursue further growth opportunities. The two banks have been under common partnership since Community Partners was organized to acquire them, in a transaction that took place in April 2006. The consolidation should create administrative efficiencies and reductions in overhead and costs.  For legal and regulatory purposes, there will be only one chartered bank, Two River Community Bank, which we also refer to herein as the “Bank.”  The Town Bank branches will continue to use the Town Bank name and will operate as a division of Two River Community Bank. The entire branch network comprises 15 branches in Monmouth and Union Counties, New Jersey.

Other than its investment in the Bank, Community Partners currently conducts no other significant business activities.  Community Partners may determine to operate its own business or acquire other commercial banks, thrift institutions or bank holding companies, or engage in or acquire such other activities or businesses as may be permitted by applicable law, although it has no present plans or intentions to do so.  When we refer to the business conducted by Community Partners in this document, including any lending or other banking activities, we are referring to the business that Community Partners conducts through the Bank.

As of December 31, 2008, the Company had consolidated assets of $570.2 million, total deposits of $474.8 million and shareholders’ equity of $73.3 million.

Employees

           As of December 31, 2008, Community Partners had 3 employees, each of whom were full-time employees, and the Bank had a total of 137 employees, of whom 120 were full-time and 17 were part-time.  Neither the Company's employees nor the Bank’s employees are represented by a union or covered by a collective bargaining agreement.  Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey State chartered commercial bank to engage in the business of commercial and retail banking.  As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals principally in the Monmouth County, New Jersey area.  The Bank also offers its customers numerous banking products such as safe deposit boxes, a night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, federal payroll tax deposits, telephone and internet banking and merchant card services.  The Bank currently operates 11 banking offices and a non-banking operations facility in Monmouth County, New Jersey.  The Bank’s principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey.  Other banking offices in Monmouth County are located in Allaire, Atlantic Highlands, Cliffwood, Manasquan, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), and West Long Branch, New Jersey. Our Union County offices operate under the name The Town Bank and are located in Westfield (2), Cranford and Fanwood, New Jersey.  Town Bank’s primary trade area includes the town of Westfield as well as the immediately contiguous portions of Clark, Cranford, Fanwood, Garwood, Mountainside and Scotch Plains in Union County, New Jersey.

We believe that the Bank’s customers still want to do business with a banker and that they want to feel that they are important to that banker. To accomplish this objective, we emphasize to our employees the importance of delivering exemplary customer service and seeking out opportunities to build further relationships with the Bank’s customers.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the statutory limits.

Competition

The Bank faces substantial competition for deposits and creditworthy borrowers.  It competes with New Jersey and regionally based commercial banks, savings banks and savings and loan associations, as well as national financial institutions, most of which have assets, capital and lending limits greater in amount than that of the Bank. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

Products and Services

The Bank offers a full range of banking services to our customers.  These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals.  We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit. In addition, the Bank participates in the Certificate Account Registry Service or CDARS, a service that enables us to provide our customers with access to up to $50 million in FDIC insurance on CD products. Other products and services include remote deposit capture, safe deposit boxes; ACH services; debit  and ATM card services and Visa gift cards.  Other service products include traveler’s checks, money orders, treasurer’s checks, and direct deposit facilities.  We also offer customers the convenience of a full complement of internet banking services that allow them to check account balances, view account activity, transfer funds, place stop-payment orders, and pay their bills.

Lending Activities

The Bank engages in a variety of lending activities, which are primarily categorized as either commercial or residential real estate-consumer lending. The strategy is to focus our lending activities on small and medium-sized business customers and retain customers by offering them a wide range of products and personalized service. Commercial and real estate mortgage lending (consisting of commercial real estate, commercial business, construction and other commercial lending, including medical lending and private banking) are currently our main lending focus. Sources to fund loans are derived primarily from deposits, although we do occasionally borrow to fund loan growth or meet deposit outflows.

The Bank presently generates the vast majority of our loans in the State of New Jersey, with a significant portion in Union and Monmouth Counties. Loans are generated through marketing efforts, the Bank’s present customers, walk-in customers, referrals, the directors, founders and advisory boards of the Bank. The Bank has been able to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices and sound management.  The Bank has an established written loan policy for each of its categories of loans. These loan policies have been adopted by the board of directors and are reviewed annually.  Any loan to Bank or Company directors or their affiliates must be reviewed and approved by the Bank’s board of directors in accordance with the loan policy for such loans as well as applicable state and federal law.  Under our loan policies, approval of affiliate transactions are made only by independent board members.

In managing the growth and quality of the Bank’s loan portfolio, we have focused on: (i) the application of prudent underwriting criteria; (ii) the active involvement by senior management and the Bank’s board of directors in the loan approval process; (iii) the active monitoring of loans to ensure timely repayment and early detection of potential problems; and (iv) a loan review process by an independent loan review firm, which conducts in-depth reviews of portions of the loan portfolio on a quarterly basis.

 Our principal earning assets are loans originated or participated in by the Bank. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure. Because the vast majority of the loans are made to borrowers located in Union and Monmouth Counties, New Jersey, each loan or group of loans presents a geographical risk and credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in interest rates.

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans

We make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on a unsecured and secured basis. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. To further enhance our security position, we generally require personal guarantees of the principal owners of the entities to which we lend. These loans are made on both a line of credit basis and on a fixed-term basis ranging from one to five years in duration. When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of corporate debt and its principal owners’ payment history of personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, the value of the collateral and the financial strength of the guarantor.

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. These loans are generally offered on a fixed or variable rate basis, subject to rate re-adjustments every five years and amortization schedules ranging from 10 to 20 years.

Our established written underwriting guidelines for commercial loans are periodically reviewed and enhanced as needed.  Pursuant to these guidelines, in granting commercial loans we look primarily to the borrower’s cash flow as the principal source of loan repayment.  Collateral and personal guarantees of the principals of the entities to which we lend are consistent with the requirements of our loan policy.

Commercial loans are often larger and may involve greater risks than other types of lending.  Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be more sensitive than other types of loans subject to adverse conditions in the real estate market or the economy. We are also involved with off-balance sheet financial instruments, which include collateralized commercial and standby letters of credit.  We seek to minimize these risks through our underwriting guidelines and prudent risk management techniques.  Any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. There can be no assurances, however, of success in the efforts to minimize these risks.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Residential Real Estate and Consumer Loans

We offer a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit and loans, personal loans, automobile loans and overdraft protection. We do not offer subprime, Alt-A, low doc or no doc loans. We do not offer loans with negative amortization.

Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate.  Lines of credit are available to qualified applicants in amounts up to $500,000 for up to 15 years.  We also offer fixed rate home equity loans in amounts up to $350,000 for a term of up to 20 years. Credit is based on the income and cash flow of the individual borrowers, real estate collateral supporting the mortgage debt and past credit history.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Adjustable-Rate Loans

While we anticipate that adjustable-rate loans will better offset the effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Nonresidential Real Estate and Land Loans

Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one to four family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, in adverse economic conditions, such loans may be subject to greater repayment risk than residential real estate loans. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans maintain minimum debt service coverage ratios pursuant to our loan policy.  Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

Participation Loans

We underwrite all loan participations to our own underwriting standards and will not participate in a loan unless each participant has a substantial interest in the loan relationship with the borrower. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. Generally, we also conduct an annual internal loan review for loan participations.

Asset Quality

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative, and diligent monitoring and collection efforts. As we continue to grow and leverage our capital, we envision that loans will continue to be our principal earning assets. An inherent risk in lending is the borrower’s ability to repay the loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing, and other real estate owned, which consists of real estate acquired as the result of a defaulted loan.  When a loan is classified as non-accrual, interest accruals cease and all past due interest is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal, fees and costs to the Bank, unless we determine that the financial condition of the borrower and other factors merit recognition of such payments as interest. Through portfolio surveillance, management has identified that the majority of the nonperforming loans are primarily located in the Union County, New Jersey area. Management is continuing to work with these borrowers to minimize the risk of loss to the Bank, and has continued to tighten lending standards in an effort to reduce additional nonperforming loans.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio.  Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized.  Risks from the loan portfolio are analyzed on a continuous basis by loan officers, and periodically by our outside independent loan reviewers, directors on the Bank’s Loan Committee and the Bank’s board of directors as a whole.

The level of the allowance is determined by assigning specific reserves to individually identified problem credits or impaired loans and general reserves on all other loans.  The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate general reserves.  In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve.  These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known.  Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans).

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

Risk Management

Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a fair value basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  To further enhance our credit risk management strategy, we engage an industry standard third party loan review firm to provide greater portfolio surveillance.  When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and a series of phone calls are made under payment resolution. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful workout can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

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

We have established a written investment policy which is reviewed annually by the ALCO committee and our board of directors that applies to Community Partners and the Bank. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for its investment portfolio.

The ALCO committee is responsible for monitoring the investment portfolio and ensuring that investments comply with the investment policy.  The ALCO committee may from time to time consult with investment advisors.  The Bank’s president and its chief financial officer may purchase or sell securities in accordance with the guidelines of the ALCO committee.  The board of directors reviews the components of the investment portfolio on a monthly basis.

Deposit Products

We emphasize relationships with commercial and individual customers and seek to obtain transaction accounts, which are frequently non-interest bearing deposits or lower cost interest bearing checking and money market deposit accounts.

Deposits are the primary source of funds used in lending and other general business purposes. In addition to deposits, we may derive additional funds from principal repayments on loans, the sale of investment securities and borrowings from other financial institutions. Loan amortization payments have historically been a relatively predictable source of funds. The level of deposit liabilities can vary significantly and is influenced by prevailing interest rates, money market conditions, general economic conditions and competition.

The Bank’s deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. Deposits are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. The Bank participates in The Certificate Account Registry Service or CDARS, a service that enables us to provide our customers with access to up to $50 million in FDIC insurance on CD products. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in our market area.

Business Growth Strategy

Our current plan for growth emphasizes expanding our market presence in the communities located between Union County and Monmouth County, New Jersey by adding strategically located new offices and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. We believe that this strategy will continue to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economies of scale and other efficiencies.  Our efforts include opening retail banking offices in Middlesex County, New Jersey and other attractive markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing exemplary customer service, our core deposits will naturally increase.

Supervision and Regulation

Overview

Community Partners operates within a system of banking laws and regulations intended to protect bank customers and depositors and these laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of the Company.

Community Partners Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Modernization Act of 1999, known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System.  In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, permits bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the BHCA for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Community Partners does not presently intend to seek a “financial holding company” designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. We believe that seeking such a designation for Community Partners would not position it to compete more effectively in the offering of products and services currently offered by the Bank.  Community Partners is also subject to other federal laws and regulations as well as the corporate laws and regulations of New Jersey, the state of its incorporation.

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

The Bank is a commercial bank chartered under the laws of the State of New Jersey and is subject to the New Jersey Banking Act of 1948 (the “Banking Act”).  As such, it is subject to regulation, supervision and examination by the New Jersey Department of Banking and Insurance and by the FDIC.  Each of these agencies regulates aspects of activities conducted by the Bank and Community Partners, as discussed below.  The Bank is not a member of the Federal Reserve Bank of New York.

The following descriptions summarize the key laws and regulations to which the Bank is subject, and to which Community Partners is subject as a registered bank holding company.  These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations.  Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of Community Partners and the Bank.

Troubled Asset Relief Program Capital Purchase Program

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the United States Department of the Treasury (the “Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Treasury announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

At the invitation of the Treasury, we decided in January 2009 to enter into a Securities Purchase Agreement with the Treasury that provides for our participation in the TARP Capital Purchase Program.  On January 30, 2009, the Company issued and sold to the Treasury 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), with a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 288,462 shares of the Company’s common stock at an exercise price of $4.68 per share.  Under the terms of the TARP Capital Purchase Program, the Treasury’s consent will be required for the payment of any cash dividends to common stockholders or the Company’s redemption, purchase or acquisition of common stock of the Company until the third anniversary of the issuance of the Senior Preferred Stock to the Treasury unless prior to such third anniversary the Senior Preferred Stock are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this program.  Each of our senior executive officers in January 2009 agreed in writing to accept the compensation standards in existence at that time under the program and thereby cap or eliminate some of their contractual or legal rights.  The provisions agreed to were as follows:

•
No golden parachute payments.  “Golden parachute payment” under the TARP Capital Purchase Program means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination.  Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: They remain “senior executive officers” (CEO and the next two highest-paid executive officers), and the Treasury continues to hold our equity or debt securities we issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is the “TARP Capital Purchase Program Covered Period.”).

•
Recovery of EIP Awards and Incentive Compensation if Based on Certain Material Inaccuracies.  Our senior executive officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Excessive Risks.  During the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our company.  To make sure this does not happen, the Company’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in the light of our risk management policies and practices.  Our senior executive officers’ written agreements include their obligation to execute whatever documents we may require in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•
Limit on Federal Income Tax Deductions.  During the TARP Capital Purchase Program Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law.  The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced.  Thus, the newly enacted compensation-related limitations are applicable to the Company and to the extent the Treasury may implement these restrictions unilaterally the Company will apply these provisions.  The provisions may be retroactive.  In their January 2009 agreements, our senior executive officers did not waive their contract or legal rights with respect to these new and retroactive provisions.  The compensation-related limitations applicable to the Company which have been added or modified by the Stimulus Act are as follows, which provisions must be included in standards established by the Treasury:

•
No severance payments.  Under the Stimulus Act “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued.  Consequently under the Stimulus Act the Company is prohibited from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the CEO and the next two highest-paid executive officers) and our next five most highly compensated employees during the TARP Capital Purchase Program Covered Period.

•
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies.  The Stimulus Act also contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of our senior executive officers or the next 20 most highly compensated employees during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Earnings Manipulation.  Under the Stimulus Act, during the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of the Company to enhance the compensation of any of our employees.

•
Limit on Incentive Compensation.  The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to the Company’s most highly compensated employee during the TARP Capital Purchase Program Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the TARP Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the awardee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury.  We do not know whether the award of incentive stock options are covered by this prohibition.  The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•
Compensation Committee Functions.  The Stimulus Act requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

•
Compliance Certifications.  The Stimulus Act also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of the Stimulus Act.  These certifications must be contained in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

•
Treasury Review Excessive Bonuses Previously Paid.  The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest.  If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the TARP Capital Purchase Program recipient and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•
Say on Pay.  Under the Stimulus Act, the SEC is required to promulgate rules requiring a non-binding say on pay vote by the shareholders on executive compensation at the annual meeting during the TARP Capital Purchase Program Covered Period.

Dividend Restrictions

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the Banking Act and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary.  A bank holding company may not pay dividends when it is insolvent.

Community Partners did not pay any cash dividends to shareholders in 2008 and does not contemplate the payment of cash dividends to shareholders in 2009.  On August 29, 2008, Community Partners declared a 3% stock dividend, which was distributed on October 17, 2008 to shareholders of record as of September 30, 2008.

In addition, please refer to the discussion above of the Senior Preferred Stock under the heading “Troubled Asset Relief Program Capital Purchase Program” for additional restrictions on cash dividends.

Transactions with Affiliates

Banking laws and regulations impose certain restrictions on the ability of bank holding companies to borrow from and engage in other transactions with their subsidiary banks.  Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and be limited to (i) 10% of the bank’s capital stock and surplus per non-bank affiliated borrower, and (ii) 20% of the bank’s capital stock and surplus aggregated as to all non-bank affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions.

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

Deposit Insurance

The Bank is a member of the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund was formed in 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund as a requirement of the Federal Deposit Insurance Reform Act of 2005.

The Bank’s deposits are insured up to a maximum of $250,000 per depositor through December 31, 2009 under the Deposit Insurance Fund.  The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) is applicable to depository institutions and deposit insurance.  The FDICIA required the FDIC to establish a risk-based assessment system for all insured depository institutions.  Under this legislation, the FDIC was required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund.  In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.  The Bank is also subject to a quarterly FICO assessment.  Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.  The Bank’s assessment rate as of December 31, 2008 is 8.14 basis points.  The Bank anticipates our 2009 risk-based assessment and FICO assessment to amount to approximately $400,000.

In February 2009, the FDIC announced that it would impose an emergency special assessment of 0.20% surcharge on all insured institutions to be collected on September 30, 2009. The FDIC subsequently reduced the amount of the emergency special assessment to 0.10% in March 2009.  The FDIC also announced that it may impose possible additional special assessments of up to 0.10% to maintain public confidence in the Deposit Insurance Fund.  We anticipate that the FDIC emergency assessments may add an additional $490,000 to $980,000 to our FDIC insurance premiums.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points.  At December 31, 2008, Community Partners’ leverage ratio was 8.53%.

Prompt Corrective Action

The Federal Deposit Insurance Act (FDIA) requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Community Partners’ financial condition. Under the FDIA’s Prompt Corrective Action Regulations, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

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

The USA PATRIOT Act

On October 26, 2001, the President of the United States signed into law certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001. Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Treasury has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as the Bank.  Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for the institution and adversely affect its reputation.  Community Partners and the Bank adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by Treasury regulations.

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

In the latest CRA examination report with respect to the Bank, dated February 23, 2006, the Bank received a rating of Satisfactory.

Consumer Privacy

In addition to fostering the development of “financial holding companies,” the Gramm-Leach-Bliley Act modified laws relating to financial privacy. Its financial privacy provisions generally prohibit financial institutions, including Community Partners and the Bank, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so.  It has never been the policy of Community Partners or the Bank, to release such information except as may be required by law.

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank’s capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable collateral. However, no loan to one borrower may exceed 25% of a bank’s statutory capital, notwithstanding collateral pledged to secure it.

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit.  Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding.  If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000.

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

•
allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in, if the bank meets certain management, capital and Community Reinvestment Act standards; and

•
allows insurers and other financial services companies to acquire banks and removed various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and established the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

The Gramm-Leach-Bliley Act modified other financial laws, including laws related to financial privacy and community reinvestment.

The Gramm-Leach-Bliley Act also amended the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

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

•	certification of financial statements and reports on Forms 10-K and 10-Q by the chief executive officer and the chief financial officer;

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the independent registered public accounting firm that prepares or issues an accountant’s report that is included in the company’s annual report, attesting to the effectiveness of management’s internal controls over financial reporting.  Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules, we are required to provide management’s report on internal control over financial reporting with our annual report, and compliance with the auditor’s attestation report requirement is not required until we file our annual report for 2009.

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

Overall Impact of New Legislation and Regulations

Various legislative initiatives are from time to time introduced in Congress and in the New Jersey State Legislature.  It cannot be predicted whether or to what extent the business and condition of Community Partners or the Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement.  These are in addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and the Company’s other filings with the SEC.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans that we make, we may still incur losses on loans that meet our underwriting criteria due to current economic conditions.  A significant part of our loan portfolio is secured by real restate.  As real estate values in New Jersey decline, our ability to recover on defaulted loans by selling the underlying real estate is reduced, which increases the possibility that we may suffer losses on defaulted loans.  This may result in significant loan losses, which may exceed the amounts set aside in our allowance for loan losses and have a material adverse effect on our operating results.

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

Recent negative developments in the financial services industry and the U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007, the year of 2008 and the first quarter of 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2009.  Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Economic conditions either locally or regionally in areas in which our operations are concentrated may adversely affect our business.

Deterioration in local or regional economic conditions in Monmouth County or Union County in New Jersey could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services in the State of New Jersey, primarily within Monmouth and Union Counties. Therefore, we are particularly vulnerable to adverse local economic conditions.

If economic conditions deteriorate, particularly in the market areas of the Bank, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, particularly in the market areas of the Bank, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in local real estate values would adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our agreements with the Treasury impose restrictions and obligations on us that limit our ability to pay cash dividends and repurchase our common stock.

On January 30, 2009, we issued Senior Preferred Stock and a warrant to purchase our common stock to the Treasury as part of its TARP Capital Purchase Program.  Prior to January 30, 2012, unless we have redeemed all of the Senior Preferred Stock or the Treasury has transferred all of the Senior Preferred Stock to a third party, the consent of the Treasury will be required for us to, among other things, pay cash dividends on our common stock or repurchase our common stock (with certain exceptions, including the repurchase of our common stock in connection with an employee benefit plan in the ordinary course of business and consistent with past practice).

Our preferred shares impact net income available to our common stockholders and our earnings per share.

As long as there are shares of Senior Preferred Stock outstanding, no cash dividends may be paid on our common stock unless all dividends on the Senior Preferred Stock have been paid in full.  The dividends declared on the Senior Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase the Company’s common stock issued to the Treasury, in conjunction with the issuance of the Senior Preferred Stock, may be dilutive to our earnings per share.  The Senior Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

We are not required to declare cash dividends on our common stock.  We have not paid any cash dividends to shareholders since the date of our incorporation on August 8, 2005.  Until the earlier of (i) January 30, 2012 or (ii) the date the Treasury no longer owns any shares of Senior Preferred Stock, we may not pay any dividends on our common stock without obtaining the prior consent of the Treasury.

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

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions such as the Bank.  As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team.  The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals.  There is intense competition in the financial services industry for qualified employees.  In addition, the Company faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals.  The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  The EESA, the Stimulus Act and the agreements between the Company and the Treasury related to the purchase of the Company’s Senior Preferred Stock and common stock warrants place restrictions on the Company’s ability to pay compensation to its senior officers.  The Company’s business operations could be adversely affected if it were unable to attract new employees and retain and motivate its existing employees.

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

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking.  Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes.  However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies.  Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

A limited market exists for our common stock.

Our common stock commenced trading on the NASDAQ Capital Market on April 4, 2006 and trading volumes since that time have been modest.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  Accordingly, you may have difficulty selling our common stock at prices which you find acceptable or which accurately reflect the value of the Company.

We are subject to liquidity risk.

Liquidity risk is the potential that we will be unable to meet our obligations as they become due, capitalize on growth opportunities as they arise, or pay regular cash dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as evidenced by turmoil faced by banking organizations in 2008 in the domestic and worldwide credit markets.

Future offerings of debt or other securities may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The Company may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into other investments, the Company could lose a relatively low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

The Company is subject to operational risk.

The Company faces the risk that the design of its controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information.  Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may also be subject to disruptions of its systems arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability.  The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to properties:

Office Location	Address	Description	Opened
The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Operations Center:	178 Office Max Plaza Suite 3-A Eatontown, NJ	7,200 sq. ft. operations office space (leased)	06/02

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	700 sq. ft. ground floor of downtown space (leased)	03/02

Cliffwood:	Angel Street & Route 35 Aberdeen, NJ	2,500 sq. ft. building (leased)	11/04

Cranford Office:	104 Walnut Avenue Cranford, NJ	800 sq. ft. storefront (leased)	11/07

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Manasquan:	240 Route 71 Manasquan, NJ	4,300 sq. ft. stand-alone building (leased)	06/08

Navesink:	East Pointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	City Centre Plaza 100 Water Street Red Bank, NJ	512 sq. ft. in strip shopping center (leased)	09/02

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	3,400 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,000 sq. ft. stand-alone building (leased)	10/98

Westfield:	44 Elm Street Westfield, NJ	3,000 sq. ft. downtown building (owned)	04/01

The Company owns property located at 245-249 North Avenue in Cranford, NJ and the Bank has a branch application approval pending for this location.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet.  At December 31, 2008, we were not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”.  The following are the high and low sales prices per share, which have been adjusted for the 3% stock dividend declared August 29, 2008 and the 3% stock dividend declared July 17, 2007.

	2008		2007
	High	Low	High	Low
First Quarter	$9.74	$6.55	$9.83	$8.53
Second Quarter	8.68	6.36	9.31	8.49
Third Quarter	8.50	5.83	9.28	7.96
Fourth Quarter	7.50	2.24	12.77	8.25

As of March 12, 2009, there were approximately 519 record holders of the Company’s common stock.

On August 29, 2008, Community Partners declared a 3% stock dividend, which was paid on October 17, 2008 to shareholders of record as of September 30, 2008.

Community Partners did not pay any cash dividends to shareholders in 2008 and does not contemplate the payment of cash dividends to shareholders in 2009.  In addition, please refer to the discussion above of the Senior Preferred Stock under the heading “Troubled Asset Relief Program Capital Purchase Program” for additional restrictions on the payment of cash dividends.

As a result of the Company’s issuance on January 30, 2009 of Senior Preferred Stock and a warrant to purchase common stock to the Treasury as part of its TARP Capital Purchase Program, the Company may not repurchase its common stock or other equity securities except under certain limited circumstances.  Please refer to the discussion above of the Senior Preferred Stock under the heading “Troubled Asset Relief Program Capital Purchase Program” for additional restrictions on the Company’s repurchase of its common stock or other equity securities.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2008 and 2007 and for the years then ended.  The following information should be read in conjunction with the audited consolidated financial statements as of and for the period ended December 31, 2008, including the related notes thereto.

Critical Accounting Policies and Estimates

The following discussion is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

Note 1 to our audited consolidated financial statements for December 31, 2008 contains a summary of the Company’s significant accounting policies.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Loan Losses. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application are reviewed quarterly with our audit committee and board of directors.

Management is responsible for preparing and evaluating the ALLL on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the ALLL released by the Board of Governors of the Federal Reserve System on December 13, 2006 as well as GAAP.  We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.  The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change.  Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth county and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  The 2007 Plan, which was approved at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the 2007 Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of common stock reserved and available under the 2007 Plan is 795,675 after adjusting for the 3% stock dividends paid in 2008 and 2007.  Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the years ended December 31, 2008, 2007 and 2006.

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

Executive Summary

Net income totaled $798,000 for the year ended December 31, 2008, compared to net income in 2007 of $3.7 million.  Basic earnings per share were $0.11 for the year ended December 31, 2008 compared to $0.53 per share for the same period in 2007.  Diluted earnings per share for the year ended December 31, 2008 amounted to $0.11 compared to $0.51 per diluted share for the year ended December 31, 2007.  For the year ended December 31, 2008, net interest income decreased by $1.2 million, or 6.0%, to $18.8 million from $20.0 million recorded for the year ended December 31, 2007.  Our results for 2008 were effected by net interest margin compression, increased provisions for loan losses and increased operating expenses due to branch expansion.

All per share amounts have been retroactively adjusted to reflect the 3% stock dividends paid by Community Partners in 2008 and 2007.

Total assets increased by $45.1 million, or 8.6%, to $570.2 million at December 31, 2008 from $525.1  million at December 31, 2007.  The increase in total assets was primarily the result of growth in our primary source of funding, which is customer deposits.  We used our increases in deposits to fund our loan growth and to provide additional liquidity in the form of federal funds sold.

The loan portfolio, net of the allowance for loan losses, amounted to $442.0 million at December 31, 2008, which was an increase of $29.7 million, or 7.2%, above the December 31, 2007 amount of $412.3 million.  The allowance for loan losses totaled $6.8 million, or 1.52% of total loans at December 31, 2008, compared to $4.7  million, or 1.12% of loans outstanding at December 31, 2007.  The loan growth experienced during 2008 reflects our desire to provide commercial and consumer lending to our market’s customers in addition to maintaining our high credit standards in a challenging market.

Deposits increased to $474.8 million at December 31, 2008 from $427.0 million at December 31, 2007, an increase of $47.8 million, or 11.2%.  The increase in deposits is primarily attributable to our strategic initiative to increase our customer base by greater penetration of existing markets and expanding to new market areas.  Since the fourth quarter of 2007, we opened three new banking offices, continued expanding our operational departments and offered new products to our customers and prospective customers.

The following table provides information on our performance ratios for the dates indicated.

	2008	2007	2006
Performance Ratios:
Return on average assets	0.15%	0.68%	0.82%
Return on average tangible assets	0.15%	0.72%	0.85%
Return on average shareholders’ equity	1.09%	5.19%	6.60%
Return on average tangible shareholders’ equity	1.69%	8.30%	10.27%
Average equity to average assets	13.35%	13.14%	12.38%
Average tangible equity to average tangible assets	9.03%	8.63%	8.32%
Dividend payout	0.00%	0.00%	0.00%

We anticipate that our performance ratios will remain challenged as we expect income from continuing operations in 2009 to continue to be impacted by higher costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the integration of the operations of our regional banking offices and the operation of the Company.  Our results for 2009 will also be impacted by increased FDIC insurance premiums which may add an additional $1.2 million to $1.7 million to our operating expenses.  In addition, should poor economic conditions in the New Jersey real estate market and/or a further general decline in economic conditions in New Jersey continue throughout 2009 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and reduced loan originations as we continue to pursue only quality loans based on our guidelines.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Income

For the year ended December 31, 2008, net income amounted to $798,000, or $0.11 per share for both basic and diluted shares, compared to net income of $3.7 million, or $0.53 per share for basic shares and $0.51 per share for diluted shares, for the year ended December 31, 2007.

Our net income for the year ended December 31, 2008 was negatively impacted as we faced the financial challenges resulting from the general economy and invested in capital projects in many operating areas that we believe position us well for responding to economic issues and pursuing growth opportunities in 2009.  During 2008, our net interest income decreased $1.2 million, or 6.0%.  In addition, we provided $2.3 million in provision for loan losses primarily as a result of an increase in impaired loans due to deteriorating economic conditions.  During 2008, our non-interest expenses increased $1.7 million, or 11.0%, from $15.5 million during 2007 to $17.2 million during 2008.  We anticipate continued increases in non-interest expenses during future periods as we continue to incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the continuing integration of the operations of our banking regions and operation of the Company.  Additional increases in non-interest expenses resulted as we increased our support staff and deployed other resources in order to continue our strategic plan.

Net Interest Income

For the year ended December 31, 2008, we recognized net interest income of $18.8 million, as compared to $20.0 million for the year ended December 31, 2007.  During 2008, our net interest income decreased $1.2 million, or 6.0%, as a result of margin compression resulting from deposit interest rates repricing downward slower than interest rates on loans and short term investments.  As general economic conditions deteriorated during 2008, the Federal Reserve decreased the short term interest rate target from 4.25% at December 11, 2007 to 0.25% at December 16, 2008.  During 2008, we increased our average balance of interest earning assets by $14.6 million, or 3.0%, to $504.8 million for the year ended December 31, 2008 from $490.2 million for the year ended December 31, 2007, while our net interest spread and net interest margin declined by 10 basis points and 34 basis points, respectively, to 3.10% and 3.73% for the year ended December 31, 2008 from 3.20% and 4.07% for the year ended December 31, 2007, primarily as a result of increasingly competitive market conditions, changing market rates and a weakened economy.

For the year ended December 31, 2008, our total interest income decreased to $30.8 million from $35.8  million for the year ended December 31, 2007.  This $5.0 million, or 14.0%, decrease was driven primarily by lower interest rates on earning assets, as rate-related decreases in interest income of $6.2 million were partially offset by volume-related increases of $1.2 million for the year ended December 31, 2008 as compared to the prior year.  Most of the interest-income decrease came from our loan portfolio, which accounted for $5.8 million of the $6.2 million rate-related decrease.  Our average loans outstanding increased by $19.6 million, or 4.7%, to $433.8 million for the year ended December 31, 2008 from $414.2 million for the year ended December 31, 2007.  The increase in the average balances of interest-earning assets was due primarily to the continued growth of our Company.  The average yield on our interest-earning assets decreased by 121 basis points to 6.10% for the fiscal year ended December 31, 2008 from 7.31 % for the prior fiscal year.  The decrease in market interest rates throughout 2008 accounted for the decrease in yield.

Total interest expense decreased by $3.9 million to $12.0 million for the year ended December 31, 2008 from $15.9 million for the year ended December 31, 2007.  This 24.5 % decrease in interest expense is primarily due to the decrease in market interest rates as previously described, which resulted in a decrease of interest rate related costs of $3.3 million.  In addition, we experienced volume-related increases in interest expense amounting to $595,000 as our average balance of interest-bearing liabilities increased to $399.7 million for the year ended December 31, 2008 from $386.3 million for the year ended December 31, 2007.  During 2008, we reduced our dependency on certificates of deposit and promoted our savings and money market products.  Our average balance in certificates of deposit decreased by $51.1 million, or 26.1%, to $145.4 million with an average yield of 3.57% for 2008 from $196.5 million with an average yield of 4.87% for 2007.  This average balance decrease was more than offset by increases of $44.5 million of savings deposits, which increased from $32.4 million with an average yield of 2.41% during 2007, to $76.9 million with an average yield of 3.08% during 2008 and increases of $11.1 million of money market products which increased to $114.2 million with an average yield of 2.86% during 2008 from $103.1 million with an average yield of 4.06% during 2007.  For the year ended December 31, 2008, the average yield on our interest-bearing liabilities was 3.00 % compared to 4.11 % in the prior fiscal year.  The 111 basis point decrease in our interest-bearing liabilities was more than offset by the 121 basis point decrease in our interest-earning assets and resulted in our net interest margin decreasing by 34 basis points to  3.73% for the 2008 fiscal year from 4.07% for the 2007 fiscal year.

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

	Years ended December 31
	2008			2007			2006
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest Earning Assets:
Federal Funds Sold	$8,306	$144	1.73%	$15,567	$820	5.27%	$9,335	$467	5.00%
Investment Securities	62,665	2,927	4.67%	60,374	3,008	4.98%	52,177	2,328	4.46%
Loans (net of unearned fees) (1) (2)	433,784	27,739	6.39%	414,215	32,021	7.73%	352,662	27,004	7.66%

Total Interest Earning Assets	504,755	30,810	6.10%	490,156	35,849	7.31%	414,174	29,799	7.19%

Non-Interest Earning Assets:
Allowance for Loan Loss	(5,172)			(4,618)			(3,865)
All Other Assets	50,425			50,367			42,563

Total Assets	$550,008			$535,905			$452,872

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW Deposits	$38,030	395	1.04%	$39,026	763	1.96%	$38,174	735	1.93%
Savings Deposits	76,882	2,369	3.08%	32,423	783	2.41%	40,851	943	2.31%
Money Market Deposits	114,247	3,268	2.86%	103,133	4,183	4.06%	60,400	2,033	3.37%
Time Deposits	145,416	5,188	3.57%	196,546	9,579	4.87%	173,310	8,094	4.67%
Securities sold under agreements to repurchase	16,957	438	2.58%	14,384	539	3.75%	8,814	293	3.32%
Short-term Borrowings	715	20	2.80%	129	7	5.08%	2,378	141	5.93%
Long-term Debt	7,500	299	3.98%	658	25	3.87%	-	-	-

Total Interest Bearing Liabilities	399,747	11,977	3.00%	386,299	15,879	4.11%	323,927	12,239	3.78%

Non-Interest Bearing Liabilities:
Demand Deposits	73,458			75,833			69,909
Other Liabilities	3,354			3,365			2,981

Total Non-Interest Bearing Liabilities	76,812			79,198			72,890

Shareholders’ Equity	73,449			70,408			56,055

Total Liabilities and Shareholders’ Equity	$550,008			$535,905			$452,872

NET INTEREST INCOME		$18,833			$19,970			$17,560

NET INTEREST SPREAD (3)			3.10%			3.20%			3.42%

NET INTEREST MARGIN (4)			3.73%			4.07%			4.24%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-bearing assets and liabilities and the amount of the change that can be attributed to changes in interest rates.

	Year ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to change in
	Average volume	Average rate	Net	Average volume	Average rate	Net
	(In thousands)
Interest Earned On:
Federal Funds Sold	$(382)	$(294)	$(676)	$312	$41	$353
Investment Securities	114	(195)	(81)	366	314	680
Loans (net of unearned fees)	1,513	(5,795)	(4,282)	4,713	304	5,017

Total Interest Income	1,245	(6,284)	(5,039)	5,391	659	6,050

Interest Paid On:
NOW Deposits	(19)	(349)	(368)	16	12	28
Savings Deposits	1,074	512	1,586	(195)	35	(160)
Money Market Deposits	451	(1,366)	(915)	1,438	712	2,150
Time Deposits	(2,492)	(1,899)	(4,391)	1,085	400	1,485
Securities sold under agreements to repurchase	96	(197)	(101)	185	61	246
Short-term Borrowing	29	(16)	13	(133)	(1)	(134)
Long-term Debt	266	8	274	25	-	25

Total Interest Expense	(595)	(3,307)	(3,902)	2,421	1,219	3,640

Net Interest Income	$1,840	$(2,977)	$(1,137)	$2,970	$(560)	$2,410

Provision for Loan Losses

Our provision for loan losses, recorded for the year ended December 31, 2008, was $2.3 million, compared to $108,000 for the year ended December 31, 2007.  The $2.3 million provision for 2008 was primarily due to an increase in non-performing or impaired loans due to the current economic environment.  The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to impaired loans as defined by FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” and to pools of loans under FASB Statement No. 5, “Accounting for Contingencies.”  The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.  The provision for loan losses also reflects higher loan balances, which increased $31.8 million, or 7.6%, to $448.8 million at December 31, 2008, from $417.0 million at December 31, 2007.  The allowance for loan losses totaled $6.8 million, or 1.52% of total loans at December 31, 2008, compared to $4.7 million, or 1.12% of total loans, at December 31, 2007.  We will continue to review the need for additions to our allowance for loan losses based upon our review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $1.7 million for the year ended December 31, 2008, compared to $1.6 million for the year ended December 31, 2007.  The increase of $68,000, or 4.3%, was primarily attributable to an increase in service fees on deposits of $62,000, or 10.4%, and an increase in all other non-interest income of $29,000, or 4.1%.  These increases in non-interest income were partially offset by a $23,000, or 8.0%, decrease in other loan customer service fees, as loan pre-payment penalty fees were lower during 2008.   The increase in service fees on deposits resulted from our expanding branch network.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2008 and 2007.

	Year ended December 31,
(dollars in thousands)	2008	2007	Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$9,076	$7,960	$1,116	14.0%
Occupancy and equipment	3,350	3,040	310	10.2%
Professional fees	927	959	(32)	-3.3%
Advertising and marketing	339	368	(29)	-7.9%
Data processing	579	444	135	30.4%
Insurance	625	559	66	11.8%
Outside service fees	568	468	100	21.4%
Amortization of identifiable intangibles	316	354	(38)	-10.7%
Other operating	1,390	1,377	13	0.9%

Total non-interest expenses	$17,170	$15,529	$1,641	10.6%

Non-interest expense was $17.2 million for the year ended December 31, 2008, compared to $15.5 million for the year ended December 31, 2007, an increase of $1.7 million, or 11.0%.  Salaries and employee benefits increased $1.1 million, or 14.0%, to $9.1 million for the year ended December 31, 2008 from $8.0 million for the year ended December 31, 2007 primarily as a result of additions to staff to support our growth, along with higher salaries and health insurance costs.  The number of our full-time equivalent employees increased from 130 at December 31, 2007 to 148 at December 31, 2008.  Occupancy and equipment expenses, data processing expenses, outside service fees and other operating expenses increased by $558,000, or 10.5%, to an aggregate of $5.9 million for 2008 from an aggregate of $5.3 million for 2007 due to the general growth of our business and the addition of three banking offices.  Professional fees decreased by $32,000, or 3.3%, to $927,000 for the year ended December 31, 2008 from $959,000 for the year ended December 31, 2007 due to a stabilization of non-recurring expenses associated with the Company’s status as a public company.  Advertising expenses decreased by $29,000, or 7.9%, to $339,000 for the year ended December 31, 2008 from $368,000 for the year ended December 31, 2007 as we continued to identify those expenses that could be reduced during slower economic activity.  Insurance costs increased by $66,000, or 11.8%, to $625,000 for the year ended December 31, 2008 from $559,000 for the year ended December 31, 2007, primarily due to increased Federal Deposit Insurance costs resulting from our higher deposit base.  Subsequent to the acquisition of Town Bank as of April 1, 2006, we began amortizing identifiable intangible assets and incurred $316,000 in costs during 2008 compared to $354,000 in costs during 2007.  At December 31, 2008, the balance of $1.1 million in core deposit intangibles remains to be amortized through March 2016.

We anticipate continued significant increases in non-interest expense in 2009 and beyond as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets, in addition to other costs associated with the integration of our regional banking operations and the operation of the Company.

Income Tax Expense

 For the year ended December 31, 2008, we recorded $230,000 in income tax expense, compared to $2.3  million for the year ended December 31, 2007.  The effective tax rate for 2008 was 22.4%, compared to 38.4% for 2007.  The decrease in the effective tax rate was due to higher tax-exempt income as a proportion of total pre-tax income earned during 2008 compared to a lower amount of tax-exempt income as a proportion of total pre-tax income earned during the prior year.

Financial Condition

December 31, 2008 Compared to December 31, 2007

General

At December 31, 2008, our total assets were $570.2 million, an increase of $45.1 million, or 8.6%, over total assets of $525.1 million at December 31, 2007.  At December 31, 2008, our total loans were $448.8 million, an increase of $31.8 million from the $417.0 million reported at December 31, 2007.  Investment securities increased to $64.7 million at December 31, 2008 from $63.1 million at December 31, 2007, an increase of $1.6 million, or 2.5%.  At December 31, 2008, we had $14.9 million of federal funds sold compared to $338,000 of federal funds sold at December 31, 2007, an increase of $14.6 million, as we increased our liquidity as a result of deposit growth pending increased loan originations.   Our fixed assets increased by $568,000, or 11.2%, to $5.7  million at December 31, 2008 from $5.1  million at December 31, 2007. The increase in fixed assets was due primarily to the addition of three new banking offices.

Liabilities

We had total deposits of $474.8 million at December 31, 2008, an increase of $47.8 million, or 11.2%,  from total deposits of $427.0 million at December 31, 2007.  Deposits are our primary source of funds.  The deposit increase during 2008 was primarily attributable to our strategic initiative to continue to grow our market presence.  We expect loan demand increases during 2009 and beyond, and intend to depend on the expansion and maturation of our branch system as our primary funding source.  As a secondary funding source, we intend to utilize borrowed funds at opportune times during changing rate cycles.  We also generated a significant change in the mix of our deposit products through promotional activities at our branches, which were targeted to gain market penetration and decrease our reliance on certificates of deposit of $100,000 and over.  At December 31, 2008, our balance of certificates of deposit $100,000 and over amounted to $62.9 million compared to $93.6 million at December 31, 2007.  In order to fund future quality loan demand, we intend to raise the most cost-effective funding available within our market area.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”),  which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.  In December 2007, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FAS 157” for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FSP SFAS No. 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements.  The adoption of SFAS 157 and FSP No. FAS 157-3 had no impact on the amounts reported in the consolidated financial statements.  The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

Refer to our “Note 18 – Fair Value of Financial Instruments”, for our presentation of the application of SFAS 157 on our Company’s consolidated financial statements.  Note 18 is located on pages F-30 through F-33 of the included Community Partners Bancorp 2008 Consolidated Financial Statements.

Securities Portfolio

We maintain an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government, agencies and government-sponsored entities, municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, United States government sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  Due to these agency guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages.  At December 31, 2008 we maintained $27.8 million of mortgage-backed securities in our investment portfolio, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

The Company had 24 securities in an unrealized loss position at December 31, 2008.  In management’s opinion, the unrealized losses in municipal and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of these specific securities.  The unrealized losses for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets.  Corporate debt securities consists of four individual trust preferred securities issued by large financial institutions and one pooled trust preferred security comprised of securities issued by financial institutions.  The decline in fair value of these securities was due in large part to the lack of an active trading market for these securities and changes in market credit spreads.  None of the corporate issuers have defaulted on interest payments.  For the pooled trust preferred security, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid.  The Company has the intent and ability to hold such investments until maturity or market price recovery.  Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are other than temporarily impaired as of December 31, 2008 and 2007.  Future deterioration in the cash flow on these instruments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

Securities classified as available-for-sale must be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of taxes.  Gains or losses on the sales of securities available-for-sale are recognized upon realization utilizing the specific identification method.  The net effect of unrealized gains or losses, caused by marking our available-for-sale portfolio to fair value, could cause fluctuations in the level of shareholders’ equity and equity-related financial ratios as changes in market interest rates cause the fair value of fixed-rate securities to fluctuate.

 Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner that approximates the interest method.

 Investments totaled $64.7 million at December 31, 2008 compared to $63.1 million at December 31, 2007, an increase of $1.6 million, or 2.5%.  We maintained our deposit growth liquidity in federal funds sold at December 31, 2008 due to relatively unattractive yields on investment securities available in the markets and in consideration of increasing loan demand.  For the years ended December 31, 2008 and 2007, we had no sales of securities.

The following table sets forth the carrying value of the securities portfolio as of December 31, 2008, 2007 and 2006 (in thousands).

	December 31,
	2008	2007	2006
Investment securities available-for-sale at fair value:
U.S. Government agency securities	$23,927	$30,031	$24,538
Municipal securities	2,267	1,081	3,537
Mortgage backed securities	27,829	21,180	14,534
Corporate debt securities and other	1,948	2,525	1,829

	55,971	54,817	44,438
Federal Home Loan Bank stock	680	653	243
ACBB stock	75	75	75

	$56,726	$55,545	$44,756

Investment securities held-to-maturity at amortized cost:
U.S. Government agency securities	$—	$—	$1,000
Municipal securities	6,139	5,758	4,836
Corporate debt securities and other	1,801	1,799	1,796

	$7,940	$7,557	$7,632

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2008 is set forth in the following table.  Securities available-for-sale are carried at amortized cost in the table for purposes of calculating the weighted average yield.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2008	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available-for-sale:
U.S. Government agency securities	$5,999	3.64%	$11,766	4.78%	$5,492	5.53%	$-	-%	$23,257	4.66%
Municipal securities	1,041	4.06%	-	-	-	-	1,206	6.43%	2,247	5.33%
Mortgage backed securities	474	4.02%	1,411	3.85%	1,192	4.66%	24,175	5.37%	27,252	5.24%
Corporate debt securities and other	100	5.00%	980	4.58%	-	-	1,497	5.90%	2,577	5.37%

	7,614	3.74%	14,157	4.67%	6,684	5.38%	26,878	5.45%	55,333	5.01%
Federal Home Loan Bank stock	680	4.00%	-	-	-	-	-	-	680	4.00%
ACBB stock	-	-	-	-	-	-	75	4.00%	75	4.00%

	$8,294	3.76%	$14,157	4.67%	$6,684	5. 38%	$26,953	5.44%	$56,088	4.99%

Investment securities held-to-maturity:
Municipal securities	$-	-	$649	4.75%	$1,032	5.64%	$4,458	6.22%	$6,139	5.97%
Corporate debt securities and other	-	-	-	-	-	-	1,801	4.13%	1,801	4.13%

	$-	-	$649	4.75%	$1,032	5.64%	$6,259	5.62%	$7,940	5.55%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$120,404	26.8%	$114,657	27.5%	$99,994	24.0%
Real estate - construction	76,128	17.0%	86,937	20.8%	112,088	26.8%
Real estate - commercial	177,650	39.6%	167,404	40.1%	158,523	38.0%
Real estate - residential	19,860	4.4%	4,955	1.2%	2,477	0.6%
Consumer	54,890	12.2%	42,627	10.2%	44,218	10.6%
Other	119	0.0%	711	0.2%	117	0.0%

Total loans	$449,051	100.0%	$417,291	100.0%	$417,417	100.0%

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$55,480	25.6%	44,128	25.1%
Real estate - construction	42,657	19.7%	27,631	15.7%
Real estate - commercial	97,934	45.3%	90,168	51.2%
Real estate - residential	2,625	1.2%	318	0.2%
Consumer	17,569	8.1%	13,673	7.7%
Other	181	0.1%	150	0.1%

Total loans	$216,446	100.0%	176,068	100.0%

Total loans increased by $31.8 million, or 7.6%, to $449.1 million at December 31, 2008 compared to $417.3 million at December 31, 2007.  The loan growth experienced during 2008 included an increase of $12.3 million in consumer loans, as well as a $10.2 million increase in real estate – commercial loans.  In addition, the growth in 2008 reflects our desire to emphasize commercial and consumer lending while placing less reliance on construction lending.  Within the loan portfolio, commercial real estate loans remained the largest component, constituting 39.6% of our total loans outstanding at December 31, 2008, slightly down from 40.1% for the prior year.  These loans increased by $10.3 million, or 6.2%, to $177.7 million at December 31, 2008, compared to $167.4 million at December 31, 2007.  Real estate construction loans decreased by $10.8 million, or 12.4%, to $76.1 million at December 31, 2008, and comprised 17.0% of our total loans outstanding, down from 20.8% for the prior year.  Commercial and industrial loans increased $5.7 million to $120.4 million at year-end 2008 compared to $114.7 million at year-end 2007, an increase of 5.0%, and comprised 26.8% of our portfolio, slightly down from 27.5% for the prior year.  Consumer loans increased by $12.3 million, or 28.9%, to $54.9 million at December 31, 2008 compared to $42.6 million at December 31, 2007, and comprised 12.2% of our 2008 loan portfolio compared to 10.2% for 2007.  Our residential real estate portfolio increased by $14.9 million, or 298.0%, to $19.9 million at December 31, 2008 compared to $5.0 million for 2007.  Residential real estate loans comprised 4.4% of our total loan portfolio at December 31, 2008, compared to 1.2% for the prior year. This increase in residential real estate loans, a category we typically do not retain in our loan portfolio, signifies our commitment to service the needs of our local consumer customers in the current challenging economic market.

The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans which have fixed and variable rates as of December 31, 2008.

(in thousands)
As of December 31, 2008	Due within 1year	Due 1–5 years	Due after 5 years	Total

Commercial and industrial	$69,589	$21,502	$29,313	$120,404
Real estate—construction	57,139	8,161	10,828	76,128
Real estate—commercial	3,385	15,166	159,099	177,650

Total	$130,113	$44,829	$199,240	$374,182

Fixed rate loans	$32,819	$28,883	$10,041	$71,743
Variable rate loans	97,294	15,946	189,199	302,439

Total	$130,113	$44,829	$199,240	$374,182

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality.  Through a variety of strategies we have been proactive in addressing problem and non-performing assets.  These strategies, as well as our prudent maintenance of sound credit standards for new loan originations have resulted in relatively low levels of non-performing loans and charge-offs.  This past year has been highlighted by significant disruptions and volatitlity in the financial and capital marketplaces.  These disruptions have been exacerbated by the acceleration of the weakening of the real estate and housing markets.  We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

Non-Performing Loans

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless management expects that we will eventually be paid in full.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.  At December 31, 2008 and 2007, the Company had $13.0 million and $0 in non-accrual loans, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $0 and $799,000 at December 31, 2008 and 2007, respectively.  At December 31, 2006, 2005 and 2004, the Company had no non-accrual loans or loans that were past due 90 days or more and still accruing interest.  The Company had no restructured loans and no any other real estate owned at each year end in the five year period ended December 31, 2008.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $9.3 million and $835,000 at December 31, 2008 and 2007, respectively.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $8.4 million and $0 at December 31, 2008 and 2007, respectively.  The allowance allocated to these impaired loans was $2,257,000 at December 31, 2008.

           Federal regulations require us to review and classify our assets on a regular basis.  In addition, the FDIC has the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.

Potential Problem Loans (“Watch List”)

The Company maintains a list of performing loans where management has identified conditions which potentially could cause such loan to be downgraded into higher risk categories in future periods.  Loans on this watch list are subject to heightened scrutiny and more frequent review by management.  The balance of the watch list loans at December 31, 2008 totaled approximately $12.1 million.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a monthly basis and such allowances are reported to the Board of Directors on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and reported to the Board of Directors.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem or impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem or Impaired Loans.  We establish a specific allowance on certain identified problem or impaired loans based on the net realizable value of collateral if the loan is collateral dependent or on the present value of expected future cash flows.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for non-impaired loans to recognize the inherent losses associated with lending activities.  This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category.  The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends.  These loss factors are subject to ongoing evaluation to ensure their relevances in the current economic environment.

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level were enhanced in 2008 based on Bank Policy and compliance with the Interagency Policy Statement by the Board of Governors of the Federal Reserve System.  Various risk factors are considered such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area, particularly the financial and housing industry in our market area, the effect of which has become significant in recent periods.  In order to reflect trends in the composition of our loan portfolio, we increased the allowance percentage on certain loan categories which demonstrated a higher risk of loss and decreased the allowance percentage on certain loan categories which demonstrated a lower risk of loss.

Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control.  Our primary lending emphasis is the origination of loans secured by commercial and residential real estate, in the greater central New Jersey area.  The downturn in the economy has affected our local markets, resulting in a slowdown in residential and commercial real estate sales.  We are diligently working to address any asset quality concerns, including working with borrowers and increasing our allowance for loan losses when appropriate to ensure we are well positioned for any losses that we may incur.

The following table summarizes our allowance for loan losses for each of the five years ended December 31, 2008.

	Years ended December 31,
	2008	2007	2006
	(in thousands, except for percentages)
Balance at beginning of year	$4,675	$4,567	$2,380
Acquisition of Town Bank	—	—	1,536
Provision charged to expense	2,301	108	649
Recoveries of loans charged off:
Consumer	—	—	2
Loans charged-off:
Real Estate—construction	(158)	—	—
Consumer	(3)	—	—
Charge-offs, net	(161)	—	2

Balance of allowance at end of year	$6,815	$4,675	$4,567

Ratio of net charge-offs to average loans outstanding	0.04%	0.00%	0.00%
Balance of allowance at period-end as a percent of loans at year-end	1.52%	1.12%	1.10%
Ratio of allowance at period-end to non-performing loans	52.59%	286.11%	—

	Years ended December 31,
	2005	2004
	(in thousands, except for percentages)
Balance at beginning of year	$1,927	$1,469
Provision charged to expense	453	458

Loans charged-off	—	—
Loans recovered	—	—
Charge-offs, net	—	—

Balance of allowance at end of year	$2,380	$1,927

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%
Balance of allowance at period-end as a percent of loans at year-end	1.10%	1.10%
Ratio of allowance at period-end to non-performing loans	—	2,050.00%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans at December 31, 2008, 2007, 2006, 2005 and 2004 (dollars in thousands).

	December 31,
	2008			2007			2006
		Percent of			Percent of			Percent of
	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,769	26.0%	26.8%	$1,384	29.6%	27.5%	$1,297	28.4%	24.0%
Real estate - construction	2,470	36.2%	17.0%	972	20.8%	20.8%	1,241	27.1%	26.8%
Real estate - commercial	1,632	24.0%	39.6%	1,669	35.7%	40.1%	1,665	36.5%	38.0%
Real estate - residential	146	2.1%	4.4%	36	0.8%	1.2%	18	0.4%	0.6%
Consumer	798	11.7%	12.2%	614	13.1%	10.2%	346	7.6%	10.6%
Other	-	0.0%	0.0%	-	0.0%	0.2%	—	0.0%	0.0%

Total	$6,815	100.0%	100.0%	$4,675	100.0%	100.0%	$4,567	100.0%	100.0%

	December 31,
	2005			2004
		Percent of			Percent of
	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$703	29.5%	25.6%	$569	29.5%	25.1%
Real estate - construction	499	21.0%	19.7%	300	15.5%	15.7%
Real estate - commercial	1,005	42.2%	45.3%	938	48.7%	51.2%
Real estate - residential	21	0.9%	1.2%	3	0.2%	0.2%
Consumer	152	6.4%	8.1%	117	6.1%	7.7%
Other	—	0.0%	0.1%	—	0.0%	0.1%

Total	$2,380	100.0%	100.0%	$1,927	100.0%	100.0%

Bank-Owned Life Insurance

During 2004, we invested in $3.5 million of bank-owned life insurance as a source of funding for employee benefit expenses and for the Company’s non-qualified Supplemental Executive Retirement Plan for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability.  Expenses related to the Salary Continuation Plan were approximately $77,000 and $119,000 for the years ended December 31, 2008 and 2007, respectively.  Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers.  We are the owner and beneficiary of the policies.  Increases in the cash surrender values of this investment are recorded in other income in the statements of income.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted.  The Company has chosen approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 to the balance of retained earnings of $385,000, with a $50,000 expense for the year ended December 31, 2008.

Premises and Equipment

Premises and equipment totaled $5.7 million and $5.1 million at December 31, 2008 and 2007, respectively.  The $568,000, or 11.2%, increase in our investment in premises and equipment in 2008 compared to 2007 is due to the expansion of our branch network and investments in operations equipment, which were partially off-set by normal recurring depreciation of existing assets.

Deposits

Deposits are the primary source of funds used by us in lending and for general corporate purposes.  The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition.  Our deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts.  Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area.  We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in our market area but not by necessarily offering the highest rate.  The deposit growth experienced since our inception is primarily due to the expansion and maturation of our branch system.  We have also generated significant increases in our deposit and customer base through promotional activities at our branches, which were targeted to gain market penetration as we expanded our branch office network.

One of our primary strategies is the accumulation and retention of core deposits.  Core deposits consist of all deposits, except certificates of deposits in excess of $100,000.  Total deposits increased to $474.8 million at December 31, 2008 from $427.0 million at December 31, 2007, an increase of $47.8 million, or 11.2%.   The increase in deposits is primarily attributable to our strategic initiative to place less reliance on high-cost certificates of deposit as a funding source for our loan portfolio and to alternatively market our savings account and money market account products.  During 2008, we priced our certificates of deposit $100,000 and over at rates that did not exceed our market competition.  The balance of certificates of deposit $100,000 and over amounted to $62.9 million at December 31, 2008 compared to $93.6 million at December 31, 2007, a decrease of $30.7  million, or 32.8%.  Core deposits at December 31, 2008 accounted for 86.8% of total deposits compared to 78.1% at December 31, 2007.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
(dollars in thousands)	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$73,458	0.00%	$75,833	0.00%	$69,909	0.00%
Interest-bearing demand (NOW)	38,030	1.04%	39,026	1.96%	38,174	1.93%
Savings deposits	76,882	3.08%	32,423	2.41%	40,851	2.31%
Money Market Deposits	114,247	2.86%	103,133	4.06%	60,400	3.37%
Time deposits	145,416	3.57%	196,546	4.87%	173,310	4.67%

Total	$448,033	2.50%	$446,961	3.42%	$382,644	3.09%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2008 (in thousands).

December 31, 2008
Due in three months or less	$35,113
Due over three months through twelve months	24,883
Due over one year through three years	1,499
Due over three years	1,403

Total certificates of deposit $100,000 and over	$62,898

Borrowings

The Company has an unsecured line of credit totaling $10.0 million with another financial institution that bears interest at a variable rate and is renewed annually.  There were no borrowings under the line of credit at December 31, 2008 and 2007.  The Company also has a maximum borrowing capacity with the Federal Home Loan Bank, or FHLB, of approximately $69.0 million.  There were no short-term borrowings from the FHLB at December 31, 2008 and 2007.  Advances from the FHLB are secured by qualifying assets of the Bank.

Short-term borrowings consist of federal funds purchased and short-term borrowings from the Federal Home Loan Bank and are summarized as follows:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Short-term borrowings:
Balance at year-end	$—	$—	$—
Average during the year	715	129	2,615
Maximum month-end balance	5,346	161	6,894
Weighted average rate during the year	2.80%	5.08%	5.39%
Weighted average rate at December 31	—	—	—

Long-term debt consists of a $7.5 million convertible note due in November 2017 at an interest rate of 3.965% from the FHLB that is collateralized by the Company’s real estate loan portfolio.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Company has the option to repay this advance, if converted, without penalty.

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

Repurchase agreements are summarized as follows:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Repurchase agreements:
Balance at year-end	$11,377	$15,187	$7,802
Average during the year	16,957	14,384	8,814
Maximum month-end balance	19,553	16,260	12,216
Weighted average rate during the year	2.58%	3.75%	3.33%
Weighted average rate at December 31	2.31%	3.17%	3.71%

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of an institution’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors.  Our liquidity needs are primarily met by cash on hand, federal funds sold, maturing investment securities and short-term borrowings on a temporary basis.  We invest the funds not needed to meet our cash requirements in overnight federal funds sold.  With adequate deposit inflows over the past year coupled with the above-mentioned cash resources, we believe the level of short-term assets are adequate. Our liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or us, unfavorable pricing, competition, our credit rating and regulatory restrictions.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of December 31, 2008.

December 31, 2008
Commercial lines of credit	$41,220
One-to-four family residential lines of credit	29,257
Commitments to grant commercial and construction loans secured by real estate	32,092
Commercial letters of credit	8,651

$111,220

Capital

 Our shareholders’ equity increased by $855,000, or 1.2%, to $73.3 million at December 31, 2008 compared to $72.5 million at December 31, 2007.  Net income recorded during 2008 increased equity by $798,000.  Also contributing to the increase was $165,000 attributable to exercised stock options and $277,000 in increased other comprehensive income which resulted from unrealized gains in our available-for-sale investment securities portfolio. These increases to stockholders’ equity were partially off-set by a $385,000 charge resulting from a one-time cumulative effect adjustment due to the adoption of accounting for post-retirement benefit costs.

Capital Resources

The Bank is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank.  The total of this reserve balance was $25,000 at December 31, 2008.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets.  Management believes, as of December 31, 2008, that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action.  Management believes that there are no conditions or events that have changed the Bank’s categories.

Community Partners (on a consolidated basis) and its bank subsidiaries’ actual capital amounts and ratios at December 31, 2008 and 2007 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2008
Total capital (to risk-weighted assets)
Community Partners Bancorp	$52,832	11.25%	$	>37,569	>8.00%	$	N/A	N/A
Two River Community Bank	52,038	11.05%		>37,675	>8.00%		>47,093	>10.00%
Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,951	10.00%		>18,780	>4.00%		N/A	N/A
Two River Community Bank	46,140	9.80%		>18,833	>4.00%		>28,249	>6.00%
Tier 1 capital (to average assets)
Community Partners Bancorp	46,951	8.53%		>22,017	>4.00%		N/A	N/A
Two River Community Bank	46,140	8.38%		>22,024	>4.00%		>27,530	>5.00%

As of December 31, 2007
Total capital (to risk-weighted assets)
Community Partners Bancorp	$50,734	11.66%	$	>34,809	>8.00%	$	N/A	N/A
Two River Community Bank	30,523	10.96%		>22,280	>8.00%		>27,849	>10.00%
The Town Bank	19,565	12.42%		>12,602	>8.00%		>15,753	>10.00
Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,059	10.59%		>17,397	>4.00%		N/A	N/A
Two River Community Bank	27,698	9.95%		>11,135	>4.00%		>16,702	>6.00%
The Town Bank	17,715	11.25%		>6,299	>4.00%		>9,448	>6.00%
Tier 1 capital (to average assets)
Community Partners Bancorp	46,059	9.15%		>20,135	>4.00%		N/A	N/A
Two River Community Bank	27,698	8.71%		>12,720	>4.00%		>15,900	>5.00%
The Town Bank	17,715	9.48%		>7,475	>4.00%		>9,343	>5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval.  Under Federal Reserve regulations, the Bank is limited as to the amount that it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

The prompt corrective action regulations define specific capital categories based upon an institution’s capital ratios.  The capital categories in descending order are “well capitalized”, “adequately capitalized”, “under capitalized”, “significantly undercapitalized”, and “critically undercapitalized.” Institutions categorized as “undercapitalized” or lower are subject to certain restrictions, are not able to pay dividends and management fees, are restricted on asset growth and executive compensation and are subject to increased supervisory monitoring, among other matters.  The regulators may impose other restrictions.  Once an institution becomes “critically undercapitalized,” it must be placed in receivership or conservatorship within 90 days. To be considered “adequately capitalized,” an institution must generally have Tier 1 capital to total asset ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risked based capital ratio of at least 8%.  An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio, Tier 1 capital, net of all intangibles, to tangible capital of 2% or less.

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

In order to present the most current information at our ALCO meetings, our gap analysis and interest rate sensitivity analysis is computed as of an off-calendar month quarter.  At our December 17, 2008 ALCO meeting, and as of November 30, 2008, we computed a one-year cumulative gap of negative (-) 2.6% of total assets, or $(15.1) million, which is within the Company’s board of directors’ approved guidelines of +10% or -25%. Our balance sheet composition at November 30, 2008 and December 31, 2008 was consistent.

The method used to analyze interest rate sensitivity has a number of limitations.  Certain assets and liabilities may react differently to changes in interest rates even though they re-price or mature in the same or similar time periods.  The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changes in advance of provisions which may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan.  Additionally, the actual prepayments and withdrawals we experience in the event of a change in interest rates may differ significantly from the maturity dates of the loans.  Finally, the ability of borrowers to service their debts may decrease in the event of an interest rate increase.

The Company’s Asset Liability Committee policy has established that interest rate sensitivity will be considered acceptable if the change in net interest income is within 6.00% of net interest income from the unchanged interest rate scenario over a twelve month time horizon.

At November 30, 2008, the Company’s income simulation model indicated the level of interest rate risk as presented below.

	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change
Twelve month horizon:
Net interest income	$250	1.4%	$(108)	-0.6%

To measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  Our analysis of EVPE excludes goodwill and includes only tangible equity.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by management.  At November 30, 2008 and December 31, 2007, the Company’s variance in the EVPE as a percentage of change from the recorded book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of 200 basis points, is within the Company’s negative 25% guideline as shown in the tables below.

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

Market Risk Analysis
November 30, 2008
Change in Interest Rates (dollars in thousands)	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$54,700	$46,739	$51,298
Change from tangible book equity	7,147	(814)	3,745
Change as a % of tangible book equity	15.0%	-1.7%	7.88%
December 31, 2007
Change in Interest Rates (dollars in thousands)	Flat	-200bp	+200bp
Economic Value of Portfolio Equity	$50,601	$54,351	$43,584
Change	3,078	6,828	(3,939)
Change as a % of tangible book equity	6.5%	14.4%	-8.3%

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

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and circumvention or overriding of controls.  Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on their assessment using those criteria, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

           None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.  The information in the table has been adjusted for the 3% stock dividends paid in 2008 and 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	N/A	795,675
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	-0-	N/A	795,675

(1)
Includes the Community Partners Bancorp 2007 Equity Incentive Plan. Does not include the following Two River and Town Bank plans, which were acquired by Community Partners upon its acquisition of Two River and Town Bank in 2006: Two River Community Bank 2003 Incentive Stock Option Plan, Two River Community Bank 2003 Non-Qualified Stock Option Plan, Two River Community Bank Incentive Stock Option Plan (2001), Two River Community Bank Non-Qualified Stock Option Plan (2001), The Town Bank of Westfield 2002 Employee Stock Option Plan, The Town Bank of Westfield 2001 Employee Stock Option Plan, The Town Bank of Westfield 2000 Employee Stock Option Plan, The Town Bank of Westfield 1999 Employee Stock Option Plan, The Town Bank of Westfield 2001 Director Stock Option Plan, The Town Bank of Westfield 2000 Director Stock Option Plan and The Town Bank of Westfield 1999 Director Stock Option Plan. These plans were assumed by Community Partners Bancorp when it acquired Two River Community Bank and The Town Bank on April 1, 2006.  Pursuant to these plans, there are 744,696 securities to be issued upon exercise of outstanding options with a weighted average exercise price of $9.28.  No shares are available for future grants under these plans.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference to the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Community Partners Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Income – Years Ended December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows – Years Ended December 31, 2008 and 2007

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

COMMUNITY PARTNERS BANCORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Community Partners Bancorp
Middletown, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and  subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                              /s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 30, 2009

Community Partners Bancorp
Consolidated Balance Sheets

	December 31,
	2008	2007
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$8,110	$9,675
Federal funds sold	14,907	338

Cash and Cash Equivalents	23,017	10,013

Securities available for sale	56,726	55,545
Securities held to maturity (fair value 2008 $7,074 ; 2007 $7,492)	7,940	7,557

Loans	448,780	416,967
Allowance for loan losses	(6,815)	(4,675)

Net Loans	441,965	412,292

Bank owned life insurance	4,101	3,951
Premises and equipment, net	5,658	5,090
Accrued interest receivable	1,951	2,291
Goodwill and other intangible assets, net of accumulated amortization of $957
and $641 at December 31, 2008 and December 31, 2007, respectively	25,983	26,299
Other assets	2,899	2,063

Total Assets	$570,240	$525,101

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$65,115	$72,688
Interest-bearing	409,724	354,271

Total Deposits	474,839	426,959

Securities sold under agreements to repurchase	11,377	15,187
Accrued interest payable	282	531
Long-term debt	7,500	7,500
Other liabilities	2,930	2,467

Total Liabilities	496,928	452,644

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; 6,959,821 and 6,722,784 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	68,197	66,552
Retained earnings	4,738	5,805
Accumulated other comprehensive income	377	100

Total Shareholders’ Equity	73,312	72,457

Total Liabilities and Shareholders’ Equity	$570,240	$525,101

See notes to consolidated financial statements.

Community Partners Bancorp
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$27,739	$32,021
Investment securities	2,927	3,008
Federal funds sold	144	820

Total Interest Income	30,810	35,849

Interest Expense

Deposits	11,220	15,308
Securities sold under agreements to repurchase	438	539
Borrowings	319	32

Total Interest Expense	11,977	15,879

Net Interest Income	18,833	19,970

Provision for Loan Losses	2,301	108

Net Interest Income after Provision for Loan Losses	16,532	19,862

Non-Interest Income

Service fees on deposit accounts	660	598
Other loan customer service fees	263	286
Earnings from investment in life insurance	150	130
Other income	593	584

Total Non-Interest Income	1,666	1,598

Non-Interest Expenses

Salaries and employee benefits	9,076	7,960
Occupancy and equipment	3,350	3,040
Professional	927	959
Advertising	339	368
Data processing	579	444
Insurance	625	559
Outside service fees	568	468
Amortization of identifiable intangibles	316	354
Other operating	1,390	1,377

Total Non-Interest Expenses	17,170	15,529

Income before Income Taxes	1,028	5,931

Income Tax Expense	230	2,279

Net Income	$798	$3,652

Earnings Per Share

Basic	$0.11	$0.53

Diluted	$0.11	$0.51

See notes to consolidated financial statements.

Community Partners Bancorp
Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)	Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance - December 31, 2006	6,511,582	$64,728	$3,884	$(293)	$68,319

Comprehensive income:
Net income	-	-	3,652	-	3,652
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	393	393

Total Comprehensive Income					4,045

Stock Dividend – 3%	195,779	1,731	(1,731)	-	-
Options exercised	15,423	70	-	-	70
Tax benefit – exercised non-qualified stock options	-	23	-	-	23

Balance - December 31, 2007	6,722,784	66,552	5,805	100	72,457

Comprehensive income:
Net income	-	-	798	-	798
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	277	277

Total Comprehensive Income					1,075

Options exercised	34,861	165	-	-	165
Cumulative effect adjustment – adoption of accounting for post-retirement benefit costs	-		(385)	-	(385)
Stock Dividend – 3%	202,176	1,480	(1,480)	-	-

Balance - December 31, 2008	6,959,821	$68,197	$4,738	$377	$73,312

See notes to consolidated financial statements.

Community Partners Bancorp
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$798	$3,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,125	1,028
Provision for loan losses	2,301	108
Intangible amortization	316	354
Deferred income taxes	(908)	33
Net amortization (accretion) of premiums and discounts	49	(12)
Net increase in investment in life insurance	(150)	(130)
Commercial loan participations originated for sale	(343)	(12,154)
Proceeds from sales of commercial loan participations	343	12,154
Decrease (increase) in assets:
Accrued interest receivable	340	54
Other assets	(109)	312
(Decrease) increase in liabilities:
Accrued interest payable	(249)	(56)
Other liabilities	78	463

Net Cash Provided by Operating Activities	3,591	5,806

Cash Flows from Investing Activities
Purchase of securities held to maturity	(857)	(928)
Purchase of securities available for sale	(36,084)	(27,629)
Proceeds from repayments and maturities of securities held to maturity	472	1,000
Proceeds from repayments and maturities of securities available for sale	35,314	17,501
Net increase in loans	(31,974)	(63)
Purchase of premises and equipment	(1,693)	(870)

Net Cash Used in Investing Activities	(34,822)	(10,989)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	47,880	(14,959)
Net (decrease) increase in securities sold under agreements to repurchase	(3,810)	7,385
Proceeds from long-term debt	-	7,500
Proceeds from exercise of stock options	165	70
Tax benefit of options exercised	-	23

Net Cash Provided by Financing Activities	44,235	19

Net Increase (Decrease) in Cash and Cash Equivalents	13,004	(5,164)

Cash and Cash Equivalents – Beginning	10,013	15,177

Cash and Cash Equivalents – Ending	$23,017	$10,013

Supplementary Cash Flows Information
Interest paid	$12,226	$15,935

Income taxes paid	$1,280	$1,703

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.  Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank”) and the Bank’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust.  Effective December 31, 2008, Community Partners Bancorp finalized the legal consolidation of its two wholly-owned bank subsidiaries, The Town Bank and Two River Community Bank into one State chartered bank, Two River Community Bank.  All inter-company balances and transactions have been eliminated in the consolidated financial statements.

B.  Nature of Operations

Community Partners is a bank holding company whose principal activity is the ownership of Two River Community Bank.  Through its banking subsidiary, the Company provides banking services to small and medium-sized businesses, professionals and individual consumers primarily in Monmouth County, New Jersey and Union County, New Jersey.  The Company competes with other banking and financial institutions in its market communities.

The Company and its bank subsidiary are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities.  As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses are susceptible to being affected by state and federal legislation and regulations.

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

The principal material estimates that are particularly susceptible to significant change in the near term relate to:  the allowance for loan losses, certain intangible assets, such as goodwill and core deposit intangible, the potential impairment of restricted stock, the valuation of deferred tax assets and the determination of other-than-temporary impairment on securities.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Restricted stock which represents the required investment in the common stock of correspondent banks is carried at cost and as of December 31, 2008 and 2007, consists of the common stock of the Federal Home Loan Bank of New York (FHLB) and Atlantic Central Bankers Bank (ACBB).  Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district Federal Home Loan Bank according to a predetermined formula.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2008.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Note 1 – Summary of Significant Accounting Policies (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer, residential, and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

I.  Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  The Company sold loan participations to other banks in the amount of $343,000 and $12,154,000 during the years ended December 31, 2008 and 2007, respectively.  No gains or losses were recognized on these participations sold.  The Company had no loan participations held for sale at December 31, 2008 and 2007.  The balance of participations sold to other banks that are serviced by the Company was $6,979,000 and $21,390,000 at December 31, 2008 and 2007, respectively.  No servicing asset or liability has been recognized due to immateriality.

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

M.  Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company and its subsidiary file a consolidated federal income tax return.

Note 1 – Summary of Significant Accounting Policies (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation requires an entity to analyze each tax position taken in its tax returns and determine the likelihood that the position will be realized.  Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements.  For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements.  The Company adopted this Interpretation on January 1, 2007.  The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2008 or 2007 or during the years then ended.  No unrecognized tax benefits are expected to arise within the next twelve months.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey.  The Company is no longer subject to examination by taxing authorities for the years before January 1, 2005.

N.  Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the balance sheet when they are funded.

O.  Earnings per Share

On August 29, 2008, the Company declared a 3% stock dividend on common stock outstanding payable October 17, 2008 to shareholders of record on September 30, 2008.  The stock dividend resulted in the issuance of 202,176 additional common shares.  All share amounts and per share data have been adjusted for the effect of the stock dividend.

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

P.  Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment,” using the modified-prospective transition method.  Under that transition method, compensation cost recognized after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value calculated in accordance with the provision of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provision of Statement 123(R).  The Company had no non-vested stock options at December 31, 2005, therefore, the adoption of Statement 123(R) relates only to share-based payments granted after January 1, 2006. Community Partners has not granted any stock options, restricted stock grants or any other share-based compensation awards since adoption.

Note 1 – Summary of Significant Accounting Policies (Continued)

Q.  Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”),  which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.  In December 2007, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FAS 157” for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FSP SFAS No. 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements.  The adoption of SFAS 157 and FSP No. FAS 157-3 had no impact on the amounts reported in the consolidated financial statements.  The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

R.  Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform with the presentation used in the 2008 financial statements.  These reclassifications had no effect on net income.

S.  Goodwill and Other Intangible Assets

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

SFAS No. 142 requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However, a carrying value that exceeds its fair value may be an indication of impaired goodwill.  The amount, if any, of the impairment would then be measured and an impairment loss would be recognized.  The Company’s goodwill was recognized in connection with the acquisition of Town Bank in April 2006.

We used the market approach and the income approach to measure fair value of the reporting unit, which was identified as our community banking operations, which is our only operating segment.  In performing the analysis, numerous assumptions were made with respect to industry performance, business, economic and market conditions and various other matters, many of which are beyond our control and cannot be predicted with any degree of certainty.  Accordingly, the analysis and estimates are inherently subject to substantial uncertainty and fair values estimated in the evaluation may not necessarily be obtained in an actual sale transaction.  Based on the analysis and evaluation, the fair value of the reporting unit exceeded its book value and therefore there was no goodwill impairment recognized.

Note 1 – Summary of Significant Accounting Policies (Continued)

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank.  This intangible asset has a carrying value of $1,149,000 net of accumulated amortization of $957,000, as of December 31, 2008 and a carrying value of $1,465,000 net of accumulated amortization of $641,000 as of December 31, 2007.  Amortization expense related to intangible assets was $316,000 and $354,000 for the years ended December 31, 2008 and 2007, respectively.

The aggregate estimated amortization expense for the next five fiscal years is expected to be as follows: (in thousands):

2009	$278
2010	239
2011	201
2012	163
2013	124

T.  Segment Reporting

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

U.  Recent Accounting Pronouncements

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

Note 1 – Summary of Significant Accounting Policies (Continued)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments, if applicable.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company expects that FSP 142-3 will not have an impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective November 15, 2008.  This new pronouncement did not have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position 133-1 and FASB Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have an impact on our consolidated financial position and results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Note 1 – Summary of Significant Accounting Policies (Continued)

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46(R)-8”). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008.  The adoption of this new pronouncement did not have an impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Change in Accounting Principle

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted.  The Company has chosen approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 as a charge to retained earnings of $385,000, with a $50,000 expense for the year ended December 31, 2008.

Note 3 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008:
Securities available for sale:
U.S. Government agency securities	$23,257	$670	$-	$23,927
Municipal securities	2,247	20	-	2,267
Mortgage-backed securities	27,252	660	(83)	27,829
Corporate debt securities and others	2,577	102	(731)	1,948

	55,333	1,452	(814)	55,971
Federal Home Loan Bank stock	680	-	-	680
ACBB stock	75	-	-	75

	$56,088	$1,452	$(814)	$56,726

Securities held to maturity:
Municipal securities	$6,139	$90	$(73)	$6,156
Corporate debt securities and others	1,801	-	(883)	918

	$7,940	$90	$(956)	$7,074

December 31, 2007:
Securities available for sale:
U.S. Government agency securities	$29,817	$266	$(52)	$30,031
Municipal securities	1,062	19	-	1,081
Mortgage-backed securities	21,181	212	(213)	21,180
Corporate debt securities and others	2,577	66	(118)	2,525

	54,637	563	(383)	54,817
Federal Home Loan Bank stock	653	-	-	653
ACBB stock	75	-	-	75

	$55,365	$563	$(383)	$55,545

Securities held to maturity:
Municipal securities	$5,758	$33	$(6)	$5,785
Corporate debt securities and others	1,799	-	(92)	1,707

	$7,557	$33	$(98)	$7,492

Note 3 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$7,140	$7,160	$-	$-
Due in one year through five years	12,746	13,140	649	660
Due in five years through ten years	5,492	5,851	1,032	1,072
Due after ten years	2,703	1,991	6,259	5,342

	28,081	28,142	7,940	7,074
Mortgage-backed securities	27,252	27,829	-	-

	$55,333	$55,971	$7,940	$7,074

The Company had no sales of securities in 2008 and 2007.

Certain of the Company’s investment securities, totaling $25,789,000 and $29,195,000 at December 31, 2008 and 2007, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008:
Corporate debt securities	$-	$-	$1,685	$(1,614)	$1,685	$(1,614)
Municipal securities	1,768	(73)	-	-	1,768	(73)
Mortgage-backed securities	1,990	(15)	2,308	(68)	4,298	(83)

Total Temporarily Impaired Securities	$3,758	$(88)	$3,993	$(1,682)	$7,751	$(1,770)

Note 3 – Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2007:
U.S. Government agency securities	$6,787	$(5)	$6,450	$(47)	$13,237	$(52)
Corporate debt securities	2,605	(203)	484	(7)	3,089	(210)
Municipal securities	860	(6)	-	-	860	(6)
Mortgage-backed securities	460	(1)	6,970	(212)	7,430	(213)

Total Temporarily Impaired Securities	$10,712	$(215)	$13,904	$(266)	$24,616	$(481)

The Company had 24 securities in an unrealized loss position at December 31, 2008.  In management’s opinion, the unrealized losses in municipal and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The unrealized losses for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets.  Corporate debt securities consists of four individual trust preferred securities issued by large financial institutions and one pooled trust preferred security comprised of securities issued by financial institutions.  The decline in fair value of these securities is due in large part to the lack of an active trading market for these securities and changes in market credit spreads.  None of the corporate issuers have defaulted on interest payments.  For the pooled trust preferred security, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid.  The Company has the intent and ability to hold such investments until maturity or market price recovery.  Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are other than temporarily impaired as of December 31, 2008 and 2007.  Future deterioration in the cash flow on these instruments or the credit quality of the financial institution issuers could result in impairment charges in the future.

Note 4 - Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Commercial and industrial	$120,404	$114,657
Real estate – construction	76,128	86,937
Real estate – commercial	177,650	167,404
Real estate – residential	19,860	4,955
Consumer	54,890	42,627
Other	119	711

	449,051	417,291
Allowance for loan losses	(6,815)	(4,675)
Unearned fees	(271)	(324)

Net Loans	$441,965	$412,292

Note 4 – Loans Receivable and Allowance for Loan Losses (Continued)

The Company had $12,958,000 of loans on which the accrual of interest had been discontinued at December 31, 2008 and no loans on which the accrual of interest had been discontinued at December 31, 2007.  There were no loan balances past due 90 days or more and still accruing interest at December 31, 2008.  Loan balances past due 90 days or more and still accruing interest amounted to $799,000 at December 31, 2007.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $9,324,000 and $835,000 at December 31, 2008 and 2007, respectively.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $8,432,000 and $0 at December 31, 2008 and 2007, respectively.  The reserve allocated to such loans at December 31, 2008 was $2,257,000.  For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was $6,657,000 and $838,000 and the interest income recognized on these impaired loans was $129,000 and $68,000, respectively.

Changes in the allowance for loan losses for the year ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Balance, beginning of year	$4,675	$4,567
Provision charged to expenses	2,301	108
Loans charged-off, net	(161)	-

Balance, end of year	$6,815	$4,675

Note 5 – Bank Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 are as follows:

	Estimated Useful Lives	2008	2007
		(In Thousands)
Land	Indefinite	$1,208	$1,250
Buildings	30 years	893	893
Leasehold improvements	5-15 years	4,193	3,307
Furniture, fixtures and equipment	3 - 7 years	3,896	3,030
Computer equipment and software	2 - 5 years	1,798	1,611
Construction in progress	-	397	642

		12,385	10,733

Less accumulated depreciation and amortization		(6,727)	(5,643)

		$5,658	$5,090

Note 6 – Deposits

The components of deposits at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Demand, non-interest bearing	$65,115	$72,688
Demand, interest bearing - NOW, money market and savings	297,948	182,425
Time, $100,000 and over	62,898	93,632
Time, other	48,878	78,214

	$474,839	$426,959

At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$103,644
2010	3,811
2011	1,194
2012	2,364
2013	763

$111,776

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  Securities sold under these agreements are retained under the Company’s control at their safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Information concerning repurchase agreements for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(Dollars In Thousands)
Repurchase agreements:
Balance at year-end	$11,377	$15,187
Average during the year	16,957	14,384
Maximum month-end balance	19,553	16,260
Weighted average rate during the year	2.58%	3.75%
Weighted average rate at December 31	2.31%	3.17%

Note 8 – Borrowings

Short-term borrowings consist of federal funds purchased and short-term advances from the Federal Home Loan Bank.  Information concerning short-term borrowings for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(Dollars In Thousands)
Short-term borrowings:
Balance at year-end	$-	$-
Average during the year	715	129
Maximum month-end balance	5,346	161
Weighted average rate during the year	2.80%	5.08%

The Company has an unsecured line of credit totaling $10,000,000 with another financial institution that bears interest at a variable rate and is renewed annually.  There were no borrowings under this line of credit at December 31, 2008 and 2007.

The Company has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $69,000,000.  There were no short-term borrowings from the Federal Home Loan Bank at December 31, 2008 and 2007.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Long-term debt consists of a $7,500,000 convertible note due in November 2017 at an interest rate of 3.965%, from the Federal Home Loan Bank (FHLB) that is collateralized by the Company’s real estate loan portfolio.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Company has the option to repay this advance, if converted, without penalty.

Note 9 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute from 3% to a maximum of 20% of their annual salary.  Annually the Company matches a percentage of employee contributions.  The Company contributed $181,000 and $149,000 for the years ended December 31, 2008 and 2007, respectively.  Each year, the Company may at its discretion elect to contribute profit sharing amounts into the 401(k) plan.  For the year ended December 31, 2008 and 2007, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2008 and 2007, other liabilities included approximately $505,000 and $428,000, respectively, accrued under this plan.  Expenses related to this plan included in the consolidated statements of income are approximately $77,000 and $119,000 for the years ended December 31, 2008 and 2007, respectively.

Note 10 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Note 10 – Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Unrealized holding gains on available for sale securities	$458	$646
Tax effect	(181)	(253)

Net of Tax Amount	$277	$393

Note 11 – Federal Income Taxes

The components of income tax expense for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Current	$1,138	$2,246
Deferred	(908)	33

	$230	$2,279

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of income is as follows for the years ended December 31, 2008 and 2007:

	2008		2007
	Amount	%	Amount	%
	(In Thousands)
Federal income tax at statutory rate	$350	34.0%	$2,017	34.0%
Tax exempt interest	(129)	(12.5)	(80)	(1.3)
Bank-owned life insurance income	(51)	(5.0)	(44)	(0.7)
State income taxes, net of federal income tax benefit	39	3.8	335	5.6
Other	21	2.1	51	0.8

	$230	22.4%	$2,279	38.4%

Note 11 – Federal Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets, as of December 31, 2008 and 2007, were as follows:

	2008	2007
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,993	$1,134
Depreciation and amortization	518	566
Deferred compensation	201	172
Other	28	1

	2,740	1,873
Deferred tax liabilities:
Purchase accounting adjustments	(402)	(445)
Unrealized gain on investment securities available for sale	(261)	(80)
Other	(72)	(70)

	(735)	(595)

Net Deferred Tax Asset	$2,005	$1,278

Note 12 – Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
	(In Thousands, Except Per Share Data)
Net income applicable to common stock	$798	$3,652

Weighted average common shares outstanding	6,945	6,919
Effect of dilutive securities, stock options	111	173

Weighted average common shares outstanding used to calculate diluted earnings per share	7,056	7,092

Basic earnings per share	$0.11	$0.53

Diluted earnings per share	$0.11	$0.51

Stock options for 422,000 and 390,000 shares of common stock were not considered in computing diluted earnings per common share for 2008 and 2007, respectively, because they were anti-dilutive.

Note 13 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2021.  Aggregate rent expense was $1,169,000 and $934,000 for the years ended December 31, 2008 and 2007, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2008 are as follows (in thousands):

2009	$994
2010	812
2011	698
2012	705
2013	652
Thereafter	2,950

$6,811

Note 14 – Stock Option Plans

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval.  The 2007 Plan, which was approved by the Company’s shareholders at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the 2007 Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of common stock reserved and available under the 2007 Plan is 795,675 after adjusting for the 3% stock dividends declared in 2008 and 2007.

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

Note 14 – Stock Option Plans (Continued)

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

Community Partners did not grant any stock options, restricted stock grants or any other share-based compensation awards during the years ended December 31, 2008 and 2007.

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2008 and 2007, as adjusted for the 3% stock dividends in 2008 and 2007:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding, December 31, 2006	805,189	$9.02
Options exercised	(16,363)	4.25

Options outstanding, December 31, 2007	788,826	9.13
Options exercised	(35,388)	4.58
Options forfeited	(8,742)	14.11

Options outstanding, December 31, 2008	744,696	$9.28	3.86 years	$191,463
Options exercisable, end of year	744,696	$9.28	3.86 years	$191,463
Options outstanding – price range at end of year	$3.35 to $15.79
Options exercisable – price range at end of year	$3.35 to $15.79

The total intrinsic value of stock options exercised was $101,803 and $76,770 during the years ended December 31, 2008 and 2007, respectively.

Note 14 – Stock Option Plans (Continued)

The following summarizes information about stock options outstanding at December 31, 2008.

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.35 - $3.63	198,605	2.5 years	$3.44
$4.01 - $4.71	36,583	4.5 years	4.38
$4.72 - $5.58	35,557	3.5 years	4.96
$5.81 - $6.55	37,202	1.5 years	5.85
$6.62 - $8.85	23,242	2.0 years	7.03
$9.06 - $12.45	220,185	4.0 years	11.58
$10.44 - $10.98	17,940	5.9 years	10.95
$15.10 - $15.79	175,382	5.7 years	15.75

	744,696

On January 20, 2009, the Compensation Committee of the Company awarded stock options to directors and officers of the Company.

The Committee awarded non-qualified stock option awards to 13 directors totaling 65,000 shares. The options awarded will vest immediately with an exercise price of $3.75 based upon the average trading price on January 20, 2009.

The Committee awarded incentive stock options to various officers totaling 348,000 shares. The incentive stock options awarded will vest 20% per year over five years beginning January 20, 2010. The exercise price of the options is $3.75 based upon the average trading price on January 20, 2009.

Note 15 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank.  In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission.  Community Partners relies on such directors and executive officers for the identification of their associates.  These loans at December 31, 2008 were current as to principal and interest payments, and did not involve more than normal risk of collectibility.  At December 31, 2008 and 2007, loans to related parties amounted to $8,280,000 and $14,889,000 respectively.  During 2008, new loans and advances to such related parties totaled $2,141,000 and repayments and other reductions aggregated $4,558,000.  In addition, $4,192,000 in loans to several borrowers who ceased to be directors during 2008, were excluded from the related party total at December 31, 2008.  These loans to former directors were current as to principal and interest payments as of December 31, 2008.

A director of the Bank is the principal of a company that provides leasehold improvement construction services for certain of the Bank’s new offices.  The Bank paid $579,000 and $90,000 for these construction services for the years ended December 31, 2008 and 2007 respectively.  Such costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period.  Construction costs incurred are comparable to similarly outfitted bank office space in the market area.

Note 16 – Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.  The Company had commitments to extend credit, including unused lines of credit of approximately $102,569,000 and $94,065,000 at December 31, 2008 and 2007, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party.  Those guarantees are primarily issued to support contracts entered into by customers.  Most guarantees extend for one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Company amortizes the fees collected over the life of the instrument.  The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments.  The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held.  The Company had standby letters of credit for customers aggregating $8,651,000 and $5,304,000 at December 31, 2008 and 2007, respectively.  The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $8,254,000 and $4,905,000 at December 31, 2008 and 2007, respectively.  The current amounts of the liability related to guarantees under standby letters of credit issued is not material as of December 31, 2008 and 2007.

Note 17 – Regulatory Matters

The Bank is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank.  The total of this reserve balance was $25,000 at December 31, 2008.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets.  Management believes, as of December 31, 2008 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

Note 17 – Regulatory Matters (Continued)

As of December 31, 2008, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the institutions’ categories.  Community Partners and the Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2008
Total capital (to risk-weighted assets)
Community Partners Bancorp	$52,832	11.25%	$	>37,569	>8.00%	$	N/A	N/A
Two River Community Bank	52,038	11.05%		>37,675	>8.00%		>47,093	>10.00%
Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,951	10.00%		>18,780	>4.00%		N/A	N/A
Two River Community Bank	46,140	9.80%		>18,833	>4.00%		>28,249	>6.00%
Tier 1 capital (to average assets)
Community Partners Bancorp	46,951	8.53%		>22,017	>4.00%		N/A	N/A
Two River Community Bank	46,140	8.38%		>22,024	>4.00%		>27,530	>5.00%

As of December 31, 2007
Total capital (to risk-weighted assets)
Community Partners Bancorp	$50,734	11.66%	$	>34,809	>8.00%	$	N/A	N/A
Two River Community Bank	30,523	10.96%		>22,280	>8.00%		>27,849	>10.00%
The Town Bank	19,565	12.42%		>12,602	>8.00%		>15,753	>10.00
Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,059	10.59%		>17,397	>4.00%		N/A	N/A
Two River Community Bank	27,698	9.95%		>11,135	>4.00%		>16,702	>6.00%
The Town Bank	17,715	11.25%		>6,299	>4.00%		>9,448	>6.00%
Tier 1 capital (to average assets)
Community Partners Bancorp	46,059	9.15%		>20,135	>4.00%		N/A	N/A
Two River Community Bank	27,698	8.71%		>12,720	>4.00%		>15,900	>5.00%
The Town Bank	17,715	9.48%		>7,475	>4.00%		>9,343	>5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval.  Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Note 18 – Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Securities available for sale	$56,726	$-	$56,549	$177

Note 18 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

2008
(in thousands)

Beginning balance, January 1	$974
Total gains/(losses) – (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(326)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	(471)

Ending balance December 31, 2008	$177

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(in thousands)

Impaired Loans	$6,175	$-	$-	$6,175

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumption were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007.

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Note 18 – Fair Value of Financial Instruments (Continued)

Securities:

 The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Restricted Investment in Federal Home Loan Bank Stock and ACBB Stock:

The carrying amount of restricted investment in Federal Home Loan Bank stock and ACBB stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (carried at cost) :

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (generally carried at fair value):

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $6,175,000, net of a valuation allowance of $2,257,000.  Additional provisions for loan losses of $2,257,000 were recorded during the period.

Accrued Interest Receivable and Payable (carried at cost) :

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date, (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities Sold Under Agreements to Repurchase (carried at cost):

The carrying amounts of these short-term borrowings approximate their fair values.

Note 18 – Fair Value of Financial Instruments (Continued)

Long-term Debt (carried at cost):

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of such fees are not material at December 31, 2008 and 2007.

The estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,017	$23,017	$10,013	$10,013
Securities available for sale	56,726	56,726	55,545	55,545
Securities held to maturity	7,940	7,074	7,557	7,492
Loans receivable	441,965	444,786	412,292	411,312
Accrued interest receivable	1,951	1,951	2,291	2,291

Financial liabilities:
Deposits	474,839	475,534	426,959	427,191
Securities sold under agreements to repurchase	11,377	11,377	15,187	15,187
Long-term debt	7,500	7,562	7,500	7,564
Accrued interest payable	282	282	531	531

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

Note 19 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners, is as follows:

Condensed Balance Sheets
	December 31,
	2008	2007
	(In Thousands)
Assets
Cash and cash equivalents	$481	$206
Investments in subsidiaries	72,501	71,811
Other assets	498	504

Total assets	$73,480	$72,521

Liabilities and Shareholders’ Equity
Other liabilities	$168	$64
Shareholders’ equity	73,312	72,457

Total liabilities and Shareholders’ equity	$73,480	$72,521

Condensed Statements of Income
	December 31,
	2008	2007
	(In Thousands)
Dividends from Bank subsidiaries	$-	$1,000
Management fees from subsidiaries	1,094	1,066
	1,094	2,066

Other operating expenses	1,094	1,066

Income before undistributed income of subsidiaries	-	1,000

Equity in undistributed income of subsidiaries	798	2,652

Net income	$798	$3,652

Note 19 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income	$798	$3,652
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(798)	(2,652)
Other, net	110	(57)

Net cash provided by operating activities	110	943

Cash flows from financing activities:
Proceeds from options exercised	165	70
Tax benefit of options exercised	-	23
Repayment of advances from subsidiaries	-	(920)

Net cash provided by (used in) financing activities	165	(827)

Increase in cash and cash equivalents	275	116

Cash and cash equivalents at beginning of period	206	90

Cash and cash equivalents at end of year	$481	$206

Note 20 – Subsequent Event

In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (Treasury) initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms.  The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the U.S.

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which the Company sold to the Treasury 9,000 shares of Series A, Cumulative Perpetual Preferred Stock (“Senior Preferred Stock”), no par value per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 288,462 shares of the Company’s common stock, no par value per share, for an aggregate purchase price of $9,000,000 in cash.

The Senior Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th.  The Senior Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury, notwithstanding the terms of the original transaction documents.  Under FAQ’s issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

Note 20 – Subsequent Event (Continued)

Prior to the earlier of the third anniversary date (January 30, 2012) of the issuance of the Senior Preferred stock or the date on which the Senior Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Senior Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not declare or pay any cash dividend on its common stock or redeem, purchase or acquire any shares of the Company’s stock without the consent of the Treasury.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.68 per share of common stock.  If the Company receives aggregate gross cash proceeds of not less than $9,000,000 from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to exercise of the Warrant will be reduced by one half of the original number of shares underlying the Warrant.  In addition, in the event that the Company redeems the Senior Preferred Stock, the Company can repurchase the warrant at “fair value” as defined in the investment agreement with Treasury.

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2008 and 2007, on a quarterly basis, for Community Partners (in thousands, except per share data):

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,511	$7,719	$7,561	$8,019
Interest expense	3,137	2,996	2,692	3,152

Net interest income	4,374	4,723	4,869	4,867
Provision for loan losses	1,348	279	589	85

Net interest income after provision for loan losses	3,026	4,444	4,280	4,782
Non-interest income	417	486	385	378
Non-interest expense	4,432	4,445	4,249	4,044

Income before income taxes	(989)	485	416	1,116
Income taxes	(453)	156	126	401

Net income	$(536)	$329	$290	$715
Net income per share:
Basic	$(0.08)	$0.05	$0.04	$0.10
Diluted	$(0.08)	$0.05	$0.04	$0.10

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,611	$9,143	$9,148	$8,947
Interest expense	3,703	4,040	4,093	4,043

Net interest income	4,908	5,103	5,055	4,904
Provision for loan losses	51	-	1	56

Net interest income after provision for loan losses	4,857	5,103	5,054	4,848
Non-interest income	383	377	438	400
Non-interest expense	4,192	3,764	3,764	3,809

Income before income taxes	1,048	1,716	1,728	1,439
Income taxes	380	662	699	538

Net income	$668	$1,054	$1,029	$901
Net income per share:
Basic	$0.10	$0.15	$0.15	$0.13
Diluted	$0.09	$0.15	$0.15	$0.13

During the fourth quarter of 2008, the Company recorded an additional provision for loan losses of $1,348,000 due to deterioration in the loan portfolio as a result of the economic environment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: March 31, 2009	By:	/s/ CHARLES T. PARTON
Charles T. Parton
Interim President and Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CHARLES T. PARTON	Interim President and Chief Executive Officer and Chairman of the Board	March 31, 2009
Charles T. Parton

/s/ JOSEPH F.X. O’SULLIVAN	Vice Chairman of the Board	March 31, 2009
Joseph F.X. O’Sullivan

/s/ BARRY B. DAVALL	Director	March 31, 2009
Barry B. Davall

/s/ MICHAEL W. KOSTELNIK, JR.	Director	March 31, 2009
Michael W. Kostelnik, Jr.

/s/ FRANK J. PATOCK, JR.	Director	March 31, 2009
Frank J. Patock, Jr.

/s/ ROBERT E. GREGORY	Director	March 31, 2009
Robert E. Gregory

/s/ FREDERICK H. KURTZ	Director	March 31, 2009
Frederick H. Kurtz

/s/ JOHN J. PERRI, JR.	Director	March 31, 2009
John J. Perri, Jr.

/s/ MICHAEL J. GORMLEY	Senior Vice President, Chief Operating Officer	March 31, 2009
Michael J. Gormley	and Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL BIS	Controller and Chief Accounting Officer	March 31, 2009
Michael Bis	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.			Description

2
Agreement and Plan of Acquisition, dated as of August 16, 2005, among the Registrant, Two River Community Bank, and The Town Bank (incorporated by reference to Annex A to the Joint Proxy Statement-Prospectus included in the Registrant’s Registration Statement on Form S-4/A filed with the SEC on February 8, 2006 (the “February S-4/A”))

3	(i)(A)	*	Amended and Restated Certificate of Incorporation of the Registrant (conformed copy)

3	(1)(B)
Certificate of Amendment to the Certificate of Incorporation establishing the terms of the Senior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2009)

3	(ii)(A)		By-laws of the Registrant, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2007)

3	(ii)(B)		Amendment No. 1 to By-laws of the Registrant (incorporated by reference to Exhibit 3(ii)(B) to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1
Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on January 6, 2006 (the “January S-4/A”))

4.2
Warrant, dated January 30, 2009, to purchase up to 288,462 shares of the Registrant’s common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.1
Form of Shareholder Agreement, dated as of August 16, 2005, by and between Two River Community Bank and each director of Town Bank, in their capacities as shareholders of The Town Bank (incorporated by reference to Exhibit A to Annex A to the Joint Proxy Statement-Prospectus included in the February S-4/A)

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

Exhibit No.	Description

10.4	#	Supplemental Executive Retirement Agreement, dated January 1, 2005, between Two River Community Bank and Barry B. Davall (incorporated by reference to Exhibit 10.4 to the S-4)

10.5	#	Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the S-4)

10.6	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.6 to the S-4)

10.7	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Antha Stephens (incorporated by reference to Exhibit 10.7 to the S-4)

10.8	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.8 to the S-4)

10.9	#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)

10.10	#	Two River Community Bank 2003 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)

10.11	#	Two River Community Bank 2001 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.11 to the S-4)

10.12	#	Two River Community Bank 2001 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the S-4)

10.13
Services agreement between Two River Community Bank and Phoenix International Ltd., Inc. dated November 18, 1999, and subsequent amendment #1 dated February 1, 2005 (incorporated by reference to Exhibit 10.24 to the S-4)

10.14		Services agreement between Two River Community Bank and Online Resources Corporation/Quotien, dated March 17, 2003 (incorporated by reference to Exhibit 10.25 to the S-4)

10.15	#	The Town Bank of Westfield 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.26 to the S-4)

10.16	#	The Town Bank of Westfield 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.27 to the S-4)

10.17	#	The Town Bank of Westfield 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.28 to the S-4)

10.18	#	The Town Bank of Westfield 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.29 to the S-4)

Exhibit No.	Description

10.19	#	The Town Bank of Westfield 1999 Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the S-4)

10.20	#	The Town Bank of Westfield 2000 Director Stock Option Plan (incorporated by reference to Exhibit 10.31 to the S-4)

10.21	#	The Town Bank of Westfield 2001 Director Stock Option Plan (incorporated by reference to Exhibit 10.32 to the S-4)

10.22	#
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

Exhibit No.	Description

10.30	#
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
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Michael J. Gormley (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.49
Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Registrant and the United States Department of the Treasury, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.50	#
Form of Waiver, executed by each of Messrs. Barry B. Davall, Michael J. Gormley, William D. Moss and Robert W. Dowens, Sr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.51	#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Barry B. Davall, Michael J. Gormley, William D. Moss and Robert W. Dowens, Sr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007)

23	*	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	*	Certification of Charles T. Parton, Interim President and Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Charles T. Parton, Interim President and Chief Executive Officer of the Registrant, and Michael J. Gormley, Chief Financial Officer of the Registrant

_____________________
*	Filed herewith.
#	Management contract or compensatory plan or arrangement.