Form 10-Q
period 2009-03-31
Community Partners Bancorp
filed 2009-05-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 29, 2009, there were 6,959,821 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.                  Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
At March 31, 2009 and December 31, 2008
(In thousands, except share data)
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,394	$8,110
Federal funds sold	53,520	14,907

Cash and cash equivalents	65,914	23,017

Securities available-for-sale	47,796	56,726
Securities held-to-maturity (fair value of $8,217 and $7,074 at March 31, 2009 and December 31, 2008, respectively)	9,121	7,940

Loans	462,466	448,780
Allowance for loan losses	(6,734)	(6,815)

Net loans	455,732	441,965

Bank-owned life insurance	4,136	4,101
Premises and equipment, net	5,434	5,658
Accrued interest receivable	1,992	1,951
Goodwill and other intangible assets, net of accumulated amortization of $1,034 and $957 at March 31, 2009 and December 31, 2008, respectively	25,906	25,983
Other real estate owned	1,025	-
Other assets	3,804	2,899

TOTAL ASSETS	$620,860	$570,240

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$67,149	$65,115
Interest bearing	446,917	409,724

Total deposits	514,066	474,839

Securities sold under agreements to repurchase	13,504	11,377
Accrued interest payable	201	282
Long-term debt	7,500	7,500
Other liabilities	3,137	2,930

Total liabilities	538,408	496,928

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; 9,000 shares issued and outstanding at March 31, 2009 and -0- at December 31, 2008	8,418	-
Common stock, no par value; 25,000,000 shares authorized; 6,959,821 shares issued and outstanding at March 31, 2009 and December 31, 2008	68,882	68,197
Retained earnings	5,154	4,738
Accumulated other comprehensive (loss) income	(2)	377

Total shareholders' equity	82,452	73,312

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$620,860	$570,240

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:
Loans, including fees	$6,467	$7,234
Investment securities	669	749
Federal funds sold	18	36
Total Interest Income	7,154	8,019
INTEREST EXPENSE:
Deposits	2,471	2,941
Securities sold under agreements to repurchase	70	128
Borrowings	74	83
Total Interest Expense	2,615	3,152
Net Interest Income	4,539	4,867
PROVISION FOR LOAN LOSSES	150	85
Net Interest Income after Provision for Loan Losses	4,389	4,782
NON-INTEREST INCOME:
Service fees on deposit accounts	156	178
Other loan customer service fees	18	31
Earnings from investment in life insurance	35	38
Net realized gain on sale of securities	487	-
Other income	178	131
Total Non-Interest Income	874	378
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,339	2,174
Occupancy and equipment	824	818
Professional	183	206
Insurance	234	155
Advertising	76	56
Data processing	242	112
Outside services fees	135	114
Amortization of identifiable intangibles	77	87
Other operating	357	322
Total Non-Interest Expenses	4,467	4,044
Income before Income Taxes	796	1,116
INCOME TAX EXPENSE	284	401

Net Income	512	715
Preferred stock dividend and discount accretion	(96)	-

Net income available to common shareholders	$416	$715

EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10
Weighted average common shares outstanding (in thousands):
Basic	6,960	6,937
Diluted	6,966	7,080

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollar amounts in thousands)

		Common Stock
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance December 31, 2008	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive income:
Net income	-	-	-	512	-	512
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	(379)	(379)

Total comprehensive income	-	-	-	-	-	133

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000
Preferred stock discount accretion	20	-	-	(20)	-	-

Dividends on preferred stock	-	-	-	(76)	-	(76)

Stock option compensation expense	-	-	83	-	-	83

Balance, March 31, 2009	$8,418	6,959,821	$68,882	$5,154	$(2)	$82,452

Balance December 31, 2007	$-	6,722,784	$66,552	$5,805	$100	$72,457

Comprehensive income:
Net income	-	-	-	715	-	715
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	-	417	417

Total comprehensive income						1,132

Options exercised	-	14,519	82	-	-	82

Cumulative effect adjustment – adoption of accounting for post retirement benefit costs	-	-	-	(386)	-	(386)

Balance, March 31, 2008	$-	6,737,303	$66,634	$6,134	$517	$73,285

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$512	$715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	279	251
Provision for loan losses	150	85
Intangible amortization	77	87
Net amortization (accretion) of securities premiums and discounts	10	(4)
Earnings from investment in life insurance	(35)	(38)
Stock option compensation expense	83	-
Net realized gain on sale of securities	(487)	-
Decrease (increase) in assets:
Accrued interest receivable	(41)	140
Other assets	(646)	509
(Decrease) increase in liabilities:
Accrued interest payable	(81)	(123)
Other liabilities	131	(234)
Net cash (used in) provided by operating activities	(48)	1,388

Cash flows from investing activities:
Purchase of securities available-for-sale	(9,269)	(10,754)
Purchase of securities held-to-maturity	(1,183)	-
Proceeds from sales of securities available-for-sale	7,940
Proceeds from repayments and maturities of securities available-for-sale	10,100	14,237
Net increase in loans	(14,942)	(6,293)
Purchases of premises and equipment	(55)	(626)
Net cash used in investing activities	(7,409)	(3,436)

Cash flows from financing activities:
Net increase in deposits	39,227	10,684
Net increase in securities sold under agreements to repurchase	2,127	2,811
Proceeds from issuance of preferred stock	9,000	-
Proceeds from exercise of stock options	-	82
Net cash provided by financing activities	50,354	13,577

Net increase in cash and cash equivalents	42,897	11,529
Cash and cash equivalents – beginning	23,017	10,013

Cash and cash equivalents - ending	$65,914	$21,542

Supplementary cash flow information:
Interest paid	$2,696	$3,275
Income taxes paid	$1,476	$-
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$1,025	$-

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River”) and Two River’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust.  Effective December 31, 2008, Community Partners Bancorp finalized the legal consolidation of its two wholly-owned bank subsidiaries, The Town Bank and Two River into one New Jersey State chartered bank, Two River. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Community Partners Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

NOTE 2 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options and warrants.  Potential shares of common stock issuable upon the exercise of stock options and warrants are determined using the treasury stock method.  All share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on August 29, 2008 and paid October 17, 2008 to shareholders of record as of September 30, 2008.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Net income	$512	$715
Preferred stock dividend and discount accretion	(96)	-

Net income available to common shareholders	$416	$715

Weighted average common shares outstanding	6,959,821	6,937,482
Effect of dilutive securities, stock options and warrants	5,871	142,927

Weighted average common shares outstanding used to calculate diluted earnings per common share	6,965,692	7,080,409

Basic earnings per common share	$0.06	$0.10
Diluted earnings per common share	$0.06	$0.10

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation.  Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 1,295,503 and 415,348 for the three-month periods ended March 31, 2009 and 2008, respectively.

NOTE 3 – OTHER COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income for the three months ended March 31, 2009 and 2008 are as follows:

		Three Months Ended March 31,
		2009	2008
		(Dollars in thousands)
Unrealized holding (losses) gains on available-for-sale securities		$(151)	$686
Less:	Reclassification adjustments for gains (losses) included in net income	487	-
		(638)	686
Tax effect		259	(269)

Net unrealized (losses) gains		$(379)	$417

NOTE 4 – STOCK BASED COMPENSATION PLANS

Both Two River and Town Bank had stock option plans for the benefit of their employees and directors outstanding at the time of their acquisition by Community Partners.  The plans provided for the granting of both incentive and non-qualified stock options.  All stock options outstanding at the time of acquisition, April 1, 2006, became fully vested.  There were no shares available for grant under these prior plans.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”).  The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of Company common stock to be reserved and available for awards under the Plan is 795,675 after adjusting for the 3% stock dividends declared in 2008 and 2007.

On January 20, 2009, the Committee granted 413,000 options to directors and officers of the Company.

The Company granted non-qualified stock options to directors totaling 65,000 shares.  The options vested immediately with an exercise price of $3.75 based upon the average trading price on the grant date.

The Company granted incentive stock options to employees totaling 348,000 shares.  The granted options vest 20% per year over five years beginning January 20, 2010.  The exercise price of the options is $3.75 based upon the average trading price on the grant date.

Stock based compensation expense related to the above grants, totaling approximately $83,000 was recorded during the quarter ended March 31, 2009 and is included in salaries and employee benefits on the income statement.  A deferred tax benefit of $27,000 was recognized during the quarter ended March 31, 2009 related to this stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $419,000 as of March 31, 2009 and will be recognized over the next 4.8 years.

The following table presents information regarding the Company’s outstanding stock options as of March 31, 2009.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options outstanding, beginning of year	744,696	$9.28
Options forfeited	(17,722)	6.58
Options granted	413,000	3.75

Options outstanding, March 31, 2009	1,139,974	$7.32	5.96 years	$-0-
Options exercisable, March 31, 2009	791,974	$8.89	4.27 years	$-0-
Option price range at March 31, 2009	$3.35 to $15.79

The aggregate intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option.  There were no options exercised during the three months ended March 31, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to estimate the fair value of stock options granted in the quarter ended March 31, 2009:

Dividend yield	0.00%
Expected volatility	28.35%
Risk-free interest rate	1.79%
Expected life	7 years
Weighted average fair value of options granted	$1.28

NOTE 5 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of March 31, 2009, the Company had $9,584,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

NOTE 6 – FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board Statement No. 157 Fair Value Measurements (SFAS 157) establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2009
Securities available for sale	$-	$47,687	$109	$47,796

At December 31, 2008
Securities available for sale	$-	$56,549	$177	$56,726

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)

Balance at beginning of period	$177	$974
Total gains/(losses) – (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income (loss)	(68)	(104)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Balance at end of period	$109	$870

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

At March 31, 2009
Impaired loans	$-	$-	$4,334	$4,334
Other real estate owned	$-	$-	$1,025	$1,025

At December 31, 2008
Impaired loans	$-	$-	$6,175	$6,175

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Securities – The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

•
Impaired loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  For the quarter ended March 31, 2009, fair value consists of the loan balances of $4,334,000 net of valuation allowances of $1,288,000.  For the year ended December 31, 2008, fair value consists of loan balances of $6,175,000, net of a valuation allowance of $2,257,000.  Additional provisions for loan losses on impaired loans of $42,000 and $2,257,000 were recorded during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

•
Other real estate owned – Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less cost to sell.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.  Two properties were acquired through foreclosure in the period ending March 31, 2009 and are carried at their net realizable value of $1,025,000 based on current appraisals.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the Capital Purchase Program, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”), no par value per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 288,462 shares of the Company’s common stock, no par value per share, for an aggregate purchase price of $9,000,000.

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.  The terms of the Senior Preferred Stock indicate that the Company cannot redeem the shares during the first three years except with the proceeds from a qualifying equity offering.  Thereafter, the Senior Preferred Stock may be redeemed at liquidation preference plus accrued and unpaid dividends.  The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares.  In February 2009, legislation was signed that may result in changes in those terms.  The Senior Preferred Stock has priority over the Company’s Common Stock with regard to the payment of dividends and liquidation distribution.  The Senior Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th.  The Senior Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury, notwithstanding the terms of the original transaction documents.  Under FAQ’s issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

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

The agreement with the Treasury contains limitations on certain actions of the Company, including forbidding the payment of quarterly cash dividends on the Company’s common stock and the repurchase of its common stock during the first three years of the agreement.  In addition, the Company agreed that, while the Treasury owns the Senior Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008.

NOTE 8 – NEW ACCOUNTING STANDARDS

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed by Community Partners Bancorp (the “Company” or “Community Partners”) with the SEC on March 31, 2009 (the “Form 10-K”).

Although management has taken certain steps to mitigate any negative effect of these factors, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability.  The Company undertakes no obligation to publicly revise any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by law.

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Form 10-K.

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of the Company, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in the Form 10-K contains a summary of our significant accounting policies.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Management is responsible for preparing and evaluating the allowance for loan losses on a quarterly basis in accordance with Bank policy, the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Board of Governors of the Federal Reserve System on December 13, 2006 and GAAP.  We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.  The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change.  Various regulatory agencies may require us and our banking subsidiary to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth county and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

Stock Based Compensation. The Company accounts for all awards under its stock-based compensation plan in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123R).  Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date.  The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model.  The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

Overview

Community Partners reported net income of $512 thousand for the quarter ended March 31, 2009, or $0.06 for both basic and diluted earnings per share after the preferred stock dividends and discount accretion on preferred shares, compared to net income of $715 thousand for the quarter ended March 31, 2008, or $0.10 for both basic and diluted earnings per share, a decrease of $203 thousand, or 28.4%.  The decline in net income was primarily due to lower net interest income as we experienced margin compression, higher non-interest expenses which were more than offset by higher non-interest income and the Company’s determination to record an additional $150 thousand for potential loan losses.  On a linked quarter basis, the Company returned to profitability during the first quarter, after reporting a net loss of $(536,000), or $(0.08) for both basic and fully diluted earnings per share for the prior linked quarter.  The increase was primarily due to a lower amount of provision for potential loan losses and higher non-interest income.  During the first quarter of 2009, management added $150 thousand to the allowance for potential loan losses compared to $1.3 million added to the allowance for potential loan losses during the fourth quarter of 2008, as management continued to assess the potential impact of challenges imposed on our loan portfolio as a result of the current economic environment.  The net interest margin also stabilized and began to improve during the first quarter of 2009 as the margin increased to 3.37% compared to 3.33% for the prior linked quarter.  Higher non-interest income was earned during the current quarter compared to the prior linked quarter primarily as a result of $487 thousand realized in gains from the sale of securities available-for-sale, as we repositioned our investment securities portfolio to a shorter duration.  Other non-interest expenses remained level during the first quarter of 2009 compared to the prior linked quarter.  Our net interest margin was negatively affected due to the $35.4 million of Federal funds sold that we averaged during the first quarter of 2009 and for which we earned an average return of 0.21%.

At March 31, 2009, assets totaled $620.9 million, an increase of $50.7 million, or 8.9%, over December 31, 2008 assets of $570.2 million.  The increase in total assets was the result of loan growth and liquidity growth in the form of Federal funds sold, both of which were funded by our deposit growth and $9.0 million of U.S. Government funds under the Troubled Asset Relief Program (“TARP”).  We also increased our liquidity with securities transactions which provided a net increase of $8.8 million in cash equivalents during the first quarter of 2009.  Total deposits were $514.1 million at March 31, 2009, compared to $474.8 million at December 31, 2008, an increase of $39.3 million, or 8.3%.  The increase in deposits was the result of our marketing efforts as we continued to promote our products.

The Company’s loan portfolio, net of allowances for loan losses, increased to $455.7 million at March 31, 2009, compared to $442.0 million at December 31, 2008, an increase of $13.7 million, or 3.1%.  The allowance for loan losses totaled $6.7 million, or 1.46% of total loans at March 31, 2009, compared to $6.8 million, or 1.52%, of total loans at December 31, 2008.  The decrease in the allowance for loan losses was the result of loan charge-offs in excess of additional provisions taken, as we managed our loan portfolio and assumed $1.0 million of other real estate owned.  Although loan originations continued to increase during the first quarter of 2009, our deposit growth exceeded our loan growth by 187.0%, as we balance our efforts to maintain our high credit standards in a challenging market while exploring prudent ways of employing the resources provided by our TARP funding.  During the second half of 2008, as an alternative to focusing on the growth of earning assets during weak economic conditions, we decided to invest our time and resources in the start-up of two new branch offices in Manasquan and Fanwood, New Jersey, and enhanced our loan origination and business development operations, which we believe have positioned our franchise to take quick advantage of opportunities when the economic conditions become more favorable.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Three Months ended March 31, 2009	For the Year ended December 31, 2008
Performance Ratios:
Return on average assets	0.35%	0.15%
Return on average tangible assets	0.37%	0.15%
Return on average shareholders' equity	2.59%	1.09%
Return on average tangible shareholders' equity	3.83%	1.69%
Average equity to average assets	13.48%	13.35%
Average tangible equity to average tangible assets	9.54%	9.03%
Dividend payout	0.00%	0.00%

We anticipate that our performance ratios will remain challenged as we expect income from continuing operations in 2009 to continue to be impacted by higher costs related to the expansion of our branch system and our lending activities. Our results for 2009 will also be impacted by increased FDIC insurance premiums and special assessments, which may add an additional $0.5 million to $1.0 million to our operating expenses.  In addition, should poor economic conditions in the New Jersey real estate market or a further general decline in economic conditions in New Jersey continue throughout 2009 and beyond, the Company may suffer higher default rates on its loans and decreased value of assets it holds as collateral.

Results of Operations

Community Partners’ principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and Federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses.  Other income consists primarily of gains on security sales, service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

RESULTS OF OPERATIONS
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Interest Income

Interest income for the three months ended March 31, 2009 decreased by $865 thousand, or 10.8%, to $7.2 million, from $8.0 million in the same 2008 period.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $1.6 million.  This decrease was partially offset by volume-related increases in interest income amounting to $737 thousand.  The decrease in market interest rates from late 2007 through the first quarter of 2009 accounted for the decrease in yield on interest-earning assets.  Between September 18, 2007 and March 31, 2009, the Federal Reserve decreased the Federal funds rate 5.25% to an intended Federal funds target rate ranging from 0% to 0.25%.

Interest and fees on loans decreased by $767 thousand, or 10.6%, to $6.5 million for the three months ended March 31, 2009 compared to $7.2 million for the corresponding period in 2008.  Of the $767 thousand decrease in interest and fees on loans, $1.3 million is attributable to interest rate-related decreases.  This decrease was partially offset by $546 thousand attributable to volume-related increases.  The Company experienced reduced yields on our loan portfolio, as interest rates on its new and variable rate loans decreased as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the three months ended March 31, 2009 increased by $33.0 million, or 7.9%, to $453.0 million from $420.0 million for the corresponding period in 2008.  The average annualized yield on the loan portfolio was 5.79% for the quarter ended March 31, 2009 compared to 6.93% for the quarter ended March 31, 2008.  Also contributing to the decrease in yield on our loan portfolio was the increase in the average balance of non-accruing loans, which averaged $13.2 million during the first quarter of 2009, compared to no non-accruing loan balances during the corresponding period in the prior year.

Interest income on Federal funds sold was $18 thousand for the three months ended March 31, 2009, representing a decrease of $18 thousand, or 50%, from $36 thousand for the three months ended March 31, 2008.  For the three months ended March 31, 2009, Federal funds sold had an average balance of $35.4 million with an average annualized yield of 0.21%.  For the three months ended March 31, 2008, this category had average balances of $5.0 million with an average annualized yield of 2.88%.  The Federal funds rate decreased over 400 basis points between December 2007 and March 31, 2009.

Interest income on investment securities totaled $669 thousand for the three months ended March 31, 2009 compared to $749 thousand for the three months ended March 31, 2008.  The decrease in interest income on investment securities was primarily attributable to our replacement of maturities, calls and principal pay-downs of existing securities with new purchases that had generally lower rates resulting from the lower rate environment.  For the three months ended March 31, 2009, investment securities had an average balance of $58.6 million with an average annualized yield of 4.56% compared to an average balance of $60.6 million with an average annualized yield of 4.94% for the three months ended March 31, 2008.

Interest expense on interest-bearing liabilities amounted to $2.6 million for the three months ended March 31, 2009, compared to $3.2 million for the corresponding period in 2008, a decrease of $537 thousand, or 17.0%.  Of this decrease in interest expense, $563 thousand was due to rate-related decreases on interest-bearing liabilities.  This decrease was partially offset by $26 thousand of volume related increases on interest-bearing liabilities.

During 2008 and through the first quarter of 2009, management employed promotional programs designed to increase core deposit growth in the Company. These programs included remote deposit capture, the offering of health savings accounts, a revised deposit availability schedule, “prestige savings” accounts for new branch promotional purposes, and the “CDARS” product, which is a deposit-gathering tool that supplies customers with higher limits for insured certificate of deposit balances.  In addition, uniform products and services were offered throughout our expanding branch network.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products, savings account deposit products and borrowed funds.  The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $373.6 million for the three months ended March 31, 2009 compared to $274.8 million for the three months ended March 31, 2008, an increase of $98.8 million, or 36.0%.  The major components of our average deposit mix changed from $28.5 million in savings deposits, $120.4 million in money market account deposits, $170.9 million in time deposits and $73.3 million in non-interest demand deposits during the first quarter of 2008 to $166.1 million in savings deposits, $94.1 million in money market account deposits, $127.2 million in time deposits and $64.3 million in non-interest demand deposits during the first quarter of 2009.  This represents an increase of $137.6 million, or 482.8%, in savings deposits; a decrease of $26.3 million, or 21.8% in money market account deposits;   a decrease of $43.5 million, or 25.5% in time deposits;  and a decrease of $9.0 million, or 12.3%, in non-interest bearing demand deposits.  For the three months ended March 31, 2009, the average interest cost for all interest-bearing liabilities was 2.39% compared to 3.33% for the three months ended March 31, 2008.

On occasion, management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the first quarters of 2009 and 2008, management did not find it necessary to access additional funding through these sources, as our deposit growth throughout our expanding branch network exceeded our funding needs associated with maintaining adequate liquidity and funding our loan portfolio increases.  We view these funding sources as alternatives to pursuing higher costing certificates of deposit originated in our market area, when necessary.  Our Company’s strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the first quarter of 2009 decreased to $13.0 million, with an average interest rate of 2.18%, compared to $16.7 million, with an average interest rate of 3.09%, for the first quarter of 2008.  The lower interest rates paid during the first quarter of 2009 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income decreased by $328 thousand, or 6.7%, to $4.5 million for the three months ended March 31, 2009 compared to the corresponding period in 2008.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 3.37% for the three months ended March 31, 2009 from 4.03% for the three months ended March 31, 2008.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense as previously discussed.

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

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Federal funds sold	$35,404	$18	0.21%	$5,035	$36	2.88%
Investment securities	58,629	669	4.56%	60,611	749	4.94%
Loans (1) (2)	453,005	6,467	5.79%	419,968	7,234	6.93%

Total Interest Earning Assets	547,038	7,154	5.30%	485,614	8,019	6.64%

Non-Interest Earning Assets:
Allowance for loan losses	(6,712)			(4,709)
All other assets	54,316			49,443

Total Assets	$594,642			$530,348

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$36,128	69	0.77%	$35,861	114	1.28%
Savings deposits	166,065	1,011	2.47%	28,532	150	2.11%
Money market deposits	94,121	492	2.12%	120,420	980	3.27%
Time deposits	127,226	899	2.87%	170,698	1,697	4.00%
Repurchase agreements	13,005	70	2.18%	16,654	128	3.09%
Short-term borrowings	-	-	-	1,020	10	3.98%
Long-term debt	7,500	74	4.00%	7,500	73	3.89%

Total Interest Bearing Liabilities	444,045	2,615	2.39%	380,685	3,152	3.33%

Non-Interest Bearing Liabilities:
Demand deposits	64,320			73,349
Other liabilities	3,591			3,721

Total Non-Interest Bearing Liabilities	67,911			77,070

Shareholders' Equity	82,686			72,593

Total Liabilities and Shareholders' Equity	$594,642			$530,348

NET INTEREST INCOME		$4,539			$4,867

NET INTEREST SPREAD (3)			2.91%			3.31%

NET INTEREST MARGIN(4)			3.37%			4.03%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands):

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net

Interest Earned On:
Federal funds sold	$215	$(233)	$(18)
Investment securities	(24)	(56)	(80)
Loans	546	(1,313)	(767)

Total Interest Income	737	(1,602)	(865)

Interest Paid On:
NOW deposits	1	(46)	(45)
Savings deposits	716	145	861
Money market deposits	(216)	(272)	(488)
Time deposits	(437)	(361)	(798)
Repurchase agreement	(28)	(30)	(58)
Short-term borrowings	(10)	-	(10)
Long-term debt	-	1	1

Total Interest Expense	26	(563)	(537)

Net Interest Income	$711	$(1,039)	$(328)

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 increased to $150 thousand, as compared to a provision for loan losses of $85 thousand for the corresponding 2008 period.  During the quarter ended March 31, 2009 the Company recorded the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, containment of our non-performing loans, continued growth of the loan portfolio, $231 thousand of loan charge-offs  and the generally weakening economic conditions.  In management’s opinion, the allowance for loan losses, totaling $6.7 million at March 31, 2009, is adequate to cover losses inherent in the portfolio.  As a Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased to $14.9 million in the first quarter of 2009 compared to an increase in loan volume of $6.3 million experienced in the first quarter of 2008.  During the first quarter or 2009, we also charged-off $231 thousand in loan balances and foreclosed on loan collateral which resulted in $1.0 million in other real estate owned.  The moderate increase in net loan originations reflects management’s more stringent credit qualification criteria and the overall difficult economic environment within our market area.  Increasing loan volume continues to be challenging in 2009, as management desires to maintain our loan pricing strategy even though some competitive institutions offer lower than market justified loan rates.  Management will continue to review the need for additions to its allowance for loan losses based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2009, non-interest income amounted to $874 thousand compared to $378 thousand for the corresponding period in 2008.  This increase of $496 thousand, or 131.2%, is attributable to realized gains from the sale of securities-available-for sale which amounted to $487 thousand.  The gains from sales of available-for-sale securities resulted from our strategic initiative to reposition our investment securities portfolio to a shorter duration.  Customer service fees were $156 thousand for the quarter ended March 31, 2009, a decrease of $22 thousand, or 12.4%, from $178 thousand for the quarter ended March 31, 2008.  The decrease in customer service fees was due primarily to a lower amount of account overdraft fees resulting from a reduced number of overdraft occurrences by our customers. The decrease in other loan customer service fees for the first quarter of 2009 to $18,000 from $35,000 in 2008 resulted from a lower amount of loan prepayment penalty fees, as fixed rate loan prepayments decreased during the first quarter of 2009 compared to the same period in 2008.  Our other non-interest income increased by $47 thousand, or 35.9%, primarily as a result of fees generated by our Residential Mortgage operating unit.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2009 increased $423 thousand, or 10.5%, to $4.5 million compared to $4.0 million for the three months ended March 31, 2008.  The Company’s salary and employee benefits increased $165 thousand, or 7.6%, primarily as a result of higher health insurance costs, which increased $47 thousand, or 22.9%, from $205 thousand for the first quarter of 2008 to $252 thousand for the first quarter of 2009; residential mortgage department commission expenses which increased due to greater activity, increased from $23 thousand during the first quarter of 2008 to $45 thousand during the first quarter of 2009; and generally higher employment costs, including approximately $83 thousand in stock based compensation expense for the first quarter of 2009 compared to no stock based compensation expense for the same prior year period.  Subsequent to March 31, 2008, we opened two new branches which were operating by the end of 2008.  At March 31, 2009, our full-time equivalent number of employees totaled 145 compared to 136 at March 31, 2008.

Advertising expense increased by $20 thousand, or 35.7%, as management reallocated its resources and targeted additional promotions of our products and branch network.  Data processing fees increased by $130 thousand, or 116.1%, due primarily to $83 thousand allocated to conversions of operating systems, which are scheduled to be completed by the end of the second quarter of 2009, servicing of new financial products, and the implementation of new data circuit technology.  Occupancy and equipment expense rose by $6 thousand, or 0.7%, as we opened three new branches but realized reduced overall leasehold and equipment expenses due to fully-depreciated assets.  Professional expenses decreased by $23 thousand, or 11.2%, primarily due to internal control efficiencies.  Outside service fees increased by $21 thousand, or 18.4%, as we experienced higher costs associated with our expanding branch network.  Insurance costs increased by $79 thousand, or 51.0%, due primarily to higher costs associated with Federal Deposit Insurance (“FDIC”), which increased by $103 thousand, or 153.7%, from $67 thousand to $170 thousand.  Other operating expenses increased by $35 thousand, or 10.9%, to $357 thousand for the first quarter of 2009 from $322 thousand for the first quarter of 2008 and reflected normal operating increases associated with the overall growth of the Company.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $77 thousand in amortization expense for the first quarter of 2009 compared to $87 thousand for the corresponding period in 2008.  We currently anticipate continued increases in non-interest expense for the remainder of 2009 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.  In addition, we anticipate increased non-recurring costs associated with the scheduled second quarter conversion of our operating systems and the FDIC special assessment.

Income Taxes

The Company recorded income tax expense of $284 thousand for the three months ended March 31, 2009 compared to $401 thousand for the three months ended March 31, 2008.  The decrease is primarily due to lower pre-tax income earned during the first quarter of 2009 compared to the first quarter of 2008.  The effective tax rate for the three months ended March 31, 2009 was 35.7%, compared to 35.9% for the corresponding period in 2008.

Financial Condition

General

Total assets increased to $620.9 million at March 31, 2009, compared to $570.2 million at December 31, 2008, an increase of $50.7 million, or 8.9%.  The increase in total assets was funded primarily by the growth in our deposit base, which increased by $39.3 million, or 8.3%, to $514.1 million at March 31, 2009 from $474.8 million at December 31, 2008.  Additional capital amounting to $9.0 million was provided by U.S. Government TARP funds which we obtained during the first quarter of 2009.  We also increased our liquidity with securities transactions which provided a net of $8.8 million of additional liquidity.  Funds supplied by these sources were used to increase our loan portfolio, which grew by $13.7 million, or 3.1%, to $462.5 million at March 31, 2009 compared to $448.8 million at December 31, 2008.  A significant amount of our asset growth occurred in our cash and cash equivalents, which increased by $42.9 million, or 186.5%, to $65.9 million at March 31, 2009 compared to $23.0 million at December 31, 2008.  Although we are currently experiencing reduced earnings as a result of the excess liquidity in the form of Federal funds sold and the corresponding low earning rate, management anticipates redeploying this liquidity into higher earning loans and investment securities during future periods.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  At March 31, 2009, we maintained $28.3 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

Investments totaled $56.9 million at March 31, 2009 compared to $64.7 million at December 31, 2008, a decrease of $7.8 million, or 12.1%. Investment securities purchases amounted to $9.3 million during the three months ended March 31, 2009.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $10.1 million and sales of securities available-for-sale, which amounted to $7.9 million during the three months ended March 31, 2009.  Included in the Company’s investment portfolio are trust preferred securities consisting of 4 single issue securities and 1 pooled issue security.  These securities have an amortized cost value of $3.3 million and a fair value of $1.3 million at March 31, 2009.  The unrealized loss on these securities is related to general market conditions and the resultant lack of liquidity in the market.  The single issue securities are from large money center banks.  The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security.  Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair market value of the securities has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) the current status of the underlying cash flows for both principal and interest.  As of March 31, 2009, all of these securities are current with their scheduled interest payments.  For the pooled trust preferred security, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid.  Because we believe underlying cash flows of these securities have not been impaired and the Company has the ability and intent to hold these investments until recovery or maturity, management does not consider these investments to be other than temporarily impaired at March 31, 2009.  Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in impairment charges in the future.

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2009 and December 31, 2008.

	March 31,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$130,966	28.3%	$120,404	26.8%
Real estate – construction	74,279	16.1%	76,128	17.0%
Real estate – commercial	174,832	37.8%	177,650	39.6%
Real estate – residential	25,084	5.4%	19,860	4.4%
Consumer	57,532	12.4%	54,890	12.2%
Other	56	0.0%	119	0.0%
Unearned fees	(283)	(0.0)%	(271)	(0.0)%
Total loans	$462,466	100.0%	$448,780	100.0%

For the three months ended March 31, 2009, loans increased by $13.7 million, or 3.1%, to $462.5 million from $448.8 million at December 31, 2008.  For the three months ended March 31, 2009, our loan portfolio increased moderately in volume and continued to deemphasize construction lending, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.

The Company is not involved in any sub-prime lending activity.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Payments received on non-accrual loans are either applied to the outstanding principal or recorded as interest income, depending on management’s assessment of the collectibility of the loan.  At March 31, 2009, the Company had $12.5 million of non-accrual loans, no restructured loans, no loans past due 90 days or more and still accruing, and $4.3 million of loans which management reviewed for potential impairment but are current as to payment of principal and interest.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  At March 31, 2009 and December 31, 2008, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15, totaled $16.5 and $17.7 million, respectively, of which $10.0 million and $9.3 million, respectively, required no specific allowance for loan losses.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $7.8 million and $8.4 million at March 31, 2009 and December 31, 2008, respectively.  The allowance allocated to these impaired loans was $2.0 million and $2.3 million at March 31, 2009 and December 31, 2008, respectively.

At December 31, 2008, the Company had $13.0 million of non-accrual loans, no restructured loans, and no loans past due 90 days or more and still accruing.  The Company also had $1.0 million of other real estate owned due to foreclosure at March 31, 2009 compared to none at December 31, 2008.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008.

	March 31,		December 31,
	2009	2008	2008
	(in thousands, except percentages)

Balance at beginning of year	$6,815	$4,675	$4,675
Provision charged to expense	150	85	2,301
Loans (charged off) recovered, net	(231)	-	(161)

Balance of allowance at end of period	$6,734	$4,760	$6,815

Ratio of net charge-offs to average loans outstanding	0.05%	0.00%	0.04%

Balance of allowance as a percent of loans at period-end	1.46%	1.12%	1.52%

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio.  Risks within the loan portfolio are analyzed on a continuous basis by the bank’s senior management, outside independent loan review auditors, directors’ loan committee, and board of directors.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.  Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve.  Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers.  In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-owned Life Insurance

During 2004, we invested in $3.5 million of bank-owned life insurance as a source of funding for employee benefit expenses and for the Company’s non-qualified Supplemental Executive Retirement Plan for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability.  Expenses related to the Salary Continuation Plan were approximately $16,000 and $19,000 for the quarters ended March 31, 2009 and 2008, respectively.  Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers.  We are the owner and beneficiary of the policies.  Increases in the cash surrender values of this investment are recorded in other income in the statements of income.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted.  The Company chose approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 to the balance of retained earnings of $385,000, with approximately $16,000 and $13,000 of expense recorded during the first quarter of 2009 and 2008, respectively.

Bank-owned life insurance increased by $35 thousand during the three months ended March 31, 2009 as a result of increases in the cash surrender value of this investment, which amounted to $4.1 million at March 31, 2009.

Premises and Equipment

Premises and equipment totaled approximately $5.4 million and $5.7 million at March 31, 2009 and December 31, 2008, respectively.  Although the Company purchased premises and equipment amounting to $55 thousand primarily to replace fully depreciated and un-repairable equipment in the first quarter of 2009, the Company’s premises and equipment decreased, as such purchases were more than offset by depreciation expenses totaling $279 thousand.

Intangible Assets

Intangible assets totaled $25.9 million at March 31, 2009 compared to $26.0 million at December 31, 2008.  The Company’s intangible assets at March 31, 2009 were comprised of $24.8 million of goodwill and $1.1 million of core deposit intangibles, net of accumulated amortization of $1.0 million.  At December 31, 2008, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.1 million of core deposit intangibles, net of accumulated amortization of $957 thousand.

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

At March 31, 2009, total deposits amounted to $514.1 million, reflecting an increase of $39.3 million, or 8.3%, from December 31, 2008.  Decreases in certificates of deposit balances and money market account balances, were more than offset by increases in our savings account deposits.  The net increase in our deposits was due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate changes and competitive pressures, we have found savings account promotions and promotions of other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to fund our loan originations at present.

Core deposits consist of all deposits, except certificates of deposit in excess of $100 thousand.  Core deposits at March 31, 2009 accounted for 84.7% of total deposits, compared to 86.8% at December 31, 2008.  During the three months ended March 31, 2009, the Company marketed savings account products and other interest-bearing deposit products instead of promoting certificates of deposit, for the purpose of increasing deposits to fund the loan portfolio and increase liquidity.  The Company found this strategy was able to provide a more cost-effective source of funding when used in conjunction with the utilization of our borrowing lines at the Federal Home Loan Bank of New York (“FHLB”) and other correspondents.  However, during the quarter ended March 31, 2009, we experienced an increase in our certificates of deposit over $100 thousand, which increased from $62.9 million at December 31, 2008 to $78.5 million at March 31, 2009.  We believe the increase in our balance of certificates of deposit over $100 thousand to be the result of the “CDARS” product, which is a deposit gathering tool that supplies customers with higher limits for insured certificate of deposit balances.

Borrowings

Our bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at March 31, 2009 and December 31, 2008.  The bank also maintains secured borrowing lines with the FHLB in an amount of up to approximately $69.0 million.  At March 31, 2009 and December 31, 2008, we had no short-term borrowings under this line.

Long-term debt consists of a $7.5 million convertible note due in November 2017 at an interest rate of 3.965% from the FHLB that is collateralized by a portion of the bank’s real estate-collateralized loans.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Company has the option to repay this advance, if converted, without penalty.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $13.5 million at March 31, 2009 from $11.4 million at December 31, 2008, an increase of $2.1 million, or 18.4%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors.  The liquidity needs of our bank subsidiary are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  Our bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold.  With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs.  At March 31, 2009, the Company had $53.5 million of Federal funds sold, compared to $14.9 million of Federal funds sold at December 31, 2008.  The increase in Federal funds sold was primarily due to cash inflows resulting from our deposit growth exceeding our loan growth and the investment securities transactions and TARP transaction previously discussed.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial lines of credit	$57,464	$41,220
One-to-four family residential lines of credit	29,517	29,257
Commitments to grant commercial and construction loans secured by real estate	30,910	32,092
Commercial and financial letters of credit	9,584	8,651
	$127,475	$111,220

Capital

Shareholders’ equity increased by approximately $9.2 million, or 12.6%, to $82.5 million at March 31, 2009 compared to $73.3 million at December 31, 2008.  Net income for the three-month period ended March 31, 2009 added $512 thousand to shareholders’ equity.  Shareholders’ equity was also increased by stock option compensation amounting to $83 thousand, $9.0 million in TARP proceeds as previously discussed, and was reduced by $76 thousand pertaining to cash dividends accrued on preferred stock.  These changes in shareholders’ equity were further decreased by net unrealized losses on securities available for sale, net of tax, amounting to $379 thousand.

The Company and the subsidiary bank are subject to various regulatory and capital requirements administered by the Federal banking agencies.  Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (which regulates the subsidiary bank), have issued guidelines classifying and defining capital.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and its subsidiary bank is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.  Management believes that, at March 31, 2009, the Company and the bank subsidiary met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and its subsidiary bank, Two River, at March 31, 2009 and December 31, 2008, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008
Community Partners	9.94%	8.53%	11.39%	10.00%	12.64%	11.25%
Two River	9.13%	8.38%	11.23%	9.80%	12.48%	11.05%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.	Exhibits.

	10.1	*	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Barry B. Davall, effective as of January 1, 2005

	10.2	*	#
First Amendment to Change in Control and Assumption Agreement dated June 1, 2007 (the “2007 Davall CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and Barry B. Davall, made as of October 31, 2008

	10.3	*	#	Continuation of Benefits Agreement, made as of October 31, 2008, by and between Community Partners Bancorp, Two River Community Bank and Barry B. Davall related to the 2007 Davall CIC Agreement

	10.4	*	#
First Amendment to Change in Control Agreement dated December 14, 2004 (the “2004 Davall CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and Barry B. Davall, made as of October 31, 2008

	10.5	*	#	Continuation of Benefits Agreement, made as of October 31, 2008, by and between Community Partners Bancorp, Two River Community Bank and Barry B. Davall related to the 2004 Davall CIC Agreement

	10.6	*	#	First Amendment to Excise Tax Reimbursement Agreement dated on and as of June 1, 2007 by and between Community Partners Bancorp and Barry B. Davall, entered into as of October 31, 2008

	10.7	*	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Michael J. Gormley, effective as of January 1, 2005

10.8	*	#
First Amendment to Change in Control and Assumption Agreement dated June 1, 2007 (the “2007 Gormley CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley, made as of October 30, 2008

10.9	*	#	Continuation of Benefits Agreement, made as of October 30, 2008, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley related to the 2007 Gormley CIC Agreement

10.10	*	#
First Amendment to Change in Control Agreement dated December 9, 2004 (the “2004 Gormley CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley, made as of October 30, 2008

10.11	*	#	Continuation of Benefits Agreement, made as of October 30, 2008, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley related to the 2004 Gormley CIC Agreement

10.12	*	#	First Amendment to Excise Tax Reimbursement Agreement dated on and as of June 1, 2007 by and between Community Partners Bancorp and Michael J. Gormley, entered into as of October 30, 2008

10.13	*	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated July 7, 2005 by and between Two River Community Bank and William D. Moss, effective as of January 1, 2005

10.14	*	#
First Amendment to Change in Control and Assumption Agreement dated June 1, 2007 (the “2007 Moss CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and William D. Moss, made as of October 31, 2008

10.15	*	#	Continuation of Benefits Agreement, made as of October 31, 2008, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss related to the 2007 Moss CIC Agreement

10.16	*	#
First Amendment to Change in Control Agreement dated December 27, 2004 (the “2004 Moss CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and William D. Moss, made as of October 31, 2008

10.17	*	#	Continuation of Benefits Agreement, made as of October 31, 2008, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss related to the 2004 Moss CIC Agreement

10.18	*	#	First Amendment to Excise Tax Reimbursement Agreement dated on and as of June 1, 2007 by and between Community Partners Bancorp and William D. Moss, entered into as of October 31, 2008

10.19	*	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Antha J. Stephens, effective as of January 1, 2005

10.20	*	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Alan B. Turner, effective as of January 1, 2005

10.21
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

10.22		#
Form of Waiver, executed by each of Messrs. Barry B. Davall, Michael J. Gormley and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.23		#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Barry B. Davall, Michael J. Gormley and William D. Moss (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

31.1	*		Certification of Charles T. Parton, interim president and principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*		Certification of Michael J. Gormley, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Charles T. Parton, interim president and principal executive officer of the Company, and Michael J. Gormley, principal financial officer of the Company

_____________________
*           Filed herewith.
#           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: May 15, 2009	By:	/s/ CHARLES T. PARTON
Charles T. Parton
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)