Form 10-Q
period 2009-06-30
Community Partners Bancorp
filed 2009-08-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

As of August 3, 2009, there were 6,959,821 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
At June 30, 2009 and December 31, 2008
(In thousands, except share data)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$11,487	$8,110
Federal funds sold	28,255	14,907

Cash and cash equivalents	39,742	23,017

Securities available-for-sale	52,267	56,726
Securities held-to-maturity (fair value of $10,388 and $7,074 at June 30, 2009 and December 31, 2008, respectively)	11,086	7,940
Loans	492,099	448,780
Allowance for loan losses	(7,090)	(6,815)

Net loans	485,009	441,965

Bank-owned life insurance	4,172	4,101
Premises and equipment, net	5,223	5,658
Accrued interest receivable	1,944	1,951
Goodwill and other intangible assets, net of accumulated amortization of $1,101 and $957 at June 30, 2009 and December 31, 2008, respectively	25,839	25,983
Other real estate owned	1,025	-
Other assets	4,524	2,899

TOTAL ASSETS	$630,831	$570,240

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$75,657	$65,115
Interest bearing	445,385	409,724

Total deposits	521,042	474,839

Securities sold under agreements to repurchase	15,725	11,377
Accrued interest payable	202	282
Long-term debt	7,500	7,500
Other liabilities	3,682	2,930

Total liabilities	548,151	496,928

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; 9,000 shares issued and outstanding at June 30, 2009 and -0- at December 31, 2008	8,448	-
Common stock, no par value; 25,000,000 shares authorized; 6,959,821 shares issued and outstanding at June 30, 2009 and December 31, 2008	68,905	68,197
Retained earnings	5,216	4,738
Accumulated other comprehensive income	111	377

Total shareholders' equity	82,680	73,312

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$630,831	$570,240

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:	(In thousands, except per share data)
Loans, including fees	$6,733	$6,832	$13,200	$14,066
Investment securities	641	705	1,310	1,454
Federal funds sold	18	24	36	60
Total Interest Income	7,392	7,561	14,546	15,580
INTEREST EXPENSE:
Deposits	2,119	2,499	4,590	5,440
Securities sold under agreements to repurchase	71	112	141	240
Borrowings	76	81	150	164
Total Interest Expense	2,266	2,692	4,881	5,844
Net Interest Income	5,126	4,869	9,665	9,736
PROVISION FOR LOAN LOSSES	355	589	505	674
Net Interest Income after Provision for Loan Losses	4,771	4,280	9,160	9,062
NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(393)	-	(393)	-
Less: Portion included in other comprehensive income (pre-tax)	309	-	309	-
Net other-than-temporary impairment charges to earnings	(84)	-	(84)	-
Service fees on deposit accounts	167	155	323	333
Other loan customer service fees	35	48	53	79
Earnings from investment in life insurance	36	37	71	75
Net realized gain on sale of securities	-	-	487	-
Other income	203	145	381	276
Total Non-Interest Income	357	385	1,231	763
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,374	2,272	4,713	4,446
Occupancy and equipment	817	760	1,641	1,578
Professional	192	210	375	416
Insurance	79	123	143	265
FDIC insurance and assessments	484	70	654	137
Advertising	75	61	151	117
Data processing	242	159	484	271
Outside services fees	142	151	277	265
Amortization of identifiable intangibles	67	76	144	163
Other operating	370	367	727	635
Total Non-Interest Expenses	4,842	4,249	9,309	8,293
Income before Income Taxes	286	416	1,082	1,532
INCOME TAX EXPENSE	80	126	364	527
Net Income	206	290	718	1,005
Preferred stock dividend and discount accretion	(144)	-	(240)	-
Net income available to common shareholders	$62	$290	$478	$1,005
EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.04	$0.07	$0.14
Diluted	$0.01	$0.04	$0.07	$0.14
Weighted average common shares outstanding (in thousands):
Basic	6,960	6,942	6,960	6,940
Diluted	6,999	7,076	6,973	7,078

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollar amounts in thousands)

		Common Stock
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2008	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive income:
Net income	-	-	-	718	-	718
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	(266)	(266)

Total comprehensive income	-	-	-	-	-	452

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000
Preferred stock discount accretion	50	-	-	(50)	-	-

Dividends on preferred stock	-	-	-	(190)	-	(190)

Stock option compensation expense	-	-	106	-	-	106

Balance, June 30, 2009	$8,448	6,959,821	$68,905	$5,216	$111	$82,680

Balance December 31, 2007	$-	6,722,784	$66,552	$5,805	$100	$72,457

Comprehensive income:
Net income	-	-	-	1,005	-	1,005
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	-	(306)	(306)

Total comprehensive income						699

Options exercised	-	17,519	92	-	-	92

Cumulative effect adjustment – adoption of accounting for post retirement benefit costs	-	-	-	(385)	-	(385)

Balance, June 30, 2008	$-	6,740,303	$66,644	$6,425	$(206)	$72,863

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$718	$1,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	539
Provision for loan losses	505	674
Intangible amortization	144	163
Net amortization of securities premiums and discounts	98	21
Other-than-temporary impairment on securities available for sale	84	-
Earnings from investment in life insurance	(71)	(75)
Commercial loan participations originated for sale	-	(1,802)
Proceeds from sales of commercial loan participations	-	1,802
Stock option compensation expense	106	-
Net realized gain on sale of securities	(487)	-
Decrease (increase) in assets:
Accrued interest receivable	7	192
Other assets	(1,442)	(30)
(Decrease) increase in liabilities:
Accrued interest payable	(80)	(74)
Other liabilities	693	(596)
Net cash provided by operating activities	812	1,819
Cash flows from investing activities:
Purchase of securities available-for-sale	(20,486)	(21,514)
Purchase of securities held-to-maturity	(3,153)	(475)
Proceeds from sales of securities available-for-sale	7,940	-
Proceeds from repayments and maturities of securities available-for-sale	16,868	20,877
Proceeds from repayment and maturities of securities held-to-maturity	-	475
Net increase in loans	(44,574)	(17,100)
Purchases of premises and equipment	(102)	(1,350)
Net cash used in investing activities	(43,507)	(19,087)
Cash flows from financing activities:
Net increase in deposits	46,203	9,140
Net increase in securities sold under agreements to repurchase	4,348	4,366
Net increase in short-term borrowings	-	5,346
Proceeds from issuance of preferred stock	9,000	-
Cash dividend paid on preferred stock	(131)	-
Proceeds and tax benefit from exercise of stock options	-	92
Net cash provided by financing activities	59,420	18,944
Net increase in cash and cash equivalents	16,725	1,676
Cash and cash equivalents – beginning	23,017	10,013

Cash and cash equivalents - ending	$39,742	$11,689
Supplementary cash flow information:
Interest paid	$4,961	$5,918
Income taxes paid	$1,752	$1,080
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$1,025	$-

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”) and Two River’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust.  Effective December 31, 2008, Community Partners Bancorp finalized the legal consolidation of its two wholly-owned bank subsidiaries, The Town Bank and Two River, into one New Jersey State chartered bank, Two River. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period and six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2009 (the “2008 Form 10-K”).

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through August 14, 2009, the date these financial statements were issued.

NOTE 2 – RECLASSIFICATION

Certain amounts in the Consolidated Statements of Income for the three and six months ended June 30, 2008 have been reclassified to conform with the presentation used in the Consolidated Statements of Income for the three months and six months ended June 30, 2009.  These reclassifications had no effect on net income.

NOTE 3 – NEW ACCOUNTING STANDARDS

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement effective June 30, 2009 and has included all necessary disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the amortized cost basis of the security through either cash flows or market price.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement effective June 30, 2009 and has included all the necessary disclosures.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement effective June 30, 2009 and has included all the necessary disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, (FIN 46(R)) to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 167 will have on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

NOTE 4 – EARNINGS PER COMMON SHARE

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net income	$206	$290	$718	$1,005
Preferred stock dividend and discount accretion	(144)	-	(240)	-

Net income applicable to common stock	$62	$290	$478	$1,005

Weighted average common shares outstanding	6,959,821	6,941,820	6,959,821	6,939,651
Effect of dilutive securities, stock options and warrants	38,717	133,982	12,883	137,989

Weighted average common shares outstanding used to calculate diluted earnings per share	6,998,538	7,075,802	6,972,704	7,077,640

Basic earnings per common share	$0.01	$0.04	$0.07	$0.14
Diluted earnings per common share	$0.01	$0.04	$0.07	$0.14

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation.  Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 794,993 and 1,207,993 for the three-month period and six-month period ended June 30, 2009, respectively, and 427,421 and 409,952 for the three-month period and six-month period ended June 30, 2008, respectively.

Note 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
Securities available for sale:
U.S. Government agency securities	$17,671	$112	$(7)	$17,776
Municipal securities	1,532	18	(1)	1,549
Residential mortgage-backed securities	26,619	796	(28)	27,387
Corporate debt securities	4,240	67	(772)	3,535

	50,062	993	(808)	50,247
Mutual fund	1,016	4	-	1,020
Federal Home Loan Bank stock	925	-	-	925
ACBB stock	75	-	-	75

	$52,078	$997	$(808)	$52,267

Securities held to maturity:
Municipal securities	$7,762	$116	$(55)	$7,823
Corporate debt securities	3,324	13	(772)	2,565

	$11,086	$129	$(827)	$10,388

December 31, 2008:
Securities available for sale:
U.S. Government agency securities	$23,257	$670	$-	$23,927
Municipal securities	2,247	20	-	2,267
Residential mortgage-backed securities	27,252	660	(83)	27,829
Corporate debt securities	2,577	102	(731)	1,948

	55,333	1,452	(814)	55,971
Federal Home Loan Bank stock	680	-	-	680
ACBB stock	75	-	-	75

	$56,088	$1,452	$(814)	$56,726

Securities held to maturity:
Municipal securities	$6,139	$90	$(73)	$6,156
Corporate debt securities	1,801	-	(883)	918

	$7,940	$90	$(956)	$7,074

The amortized cost and fair value of the Company’s debt securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,727	$1,762	$1,005	$1,012
Due in one year through five years	7,326	7,444	1,644	1,680
Due in five years through ten years	2,505	2,517	1,320	1,376
Due after ten years	11,885	11,137	7,117	6,320

	23,443	22,860	11,086	10,388
Residential mortgage-backed securities	26,619	27,387	-	-

	$50,062	$50,247	$11,086	$10,388

During the six months ended June 30, 2009, the Company sold $7,940,000 of securities available-for-sale and realized gross gains of $487,000 and no losses on these sales.  The Company had no sales of securities during the three months ended June 30, 2009 and in 2008.

Certain of the Company’s investment securities, totaling $24,913,000 and $25,789,000 at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2009:
U.S. Government agency securities	$2,017	$(7)	$-	$-	$2,017	$(7)
Municipal securities	3,678	(56)	-	-	3,678	(56)
Residential mortgage- backed securities	1,150	(16)	563	(12)	1,713	(28)
Corporate debt securities	-	-	1,670	(1,544)	1,670	(1,544)

	$6,845	$(79)	$2,233	$(1,556)	$9,078	$(1,635)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

December 31, 2008:
Corporate debt securities	$-	$-	$1,685	$(1,614)	$1,685	$(1,614)
Municipal securities	1,768	(73)	-	-	1,768	(73)
Residential mortgage- backed securities	1,990	(15)	2,308	(68)	4,298	(83)

	$3,758	$(88)	$3,993	$(1,682)	$7,751	$(1,770)

The Company had 29 securities and 24 securities in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively.  In management’s opinion, the unrealized losses in municipal and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets.  Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A1 to Baa3 and one pooled trust preferred security comprised of securities issued by financial institutions with a Moody’s rating of Ca.  As of June 30, 2009, all of these securities are current with their scheduled interest payments.  These securities have an amortized cost value of $3.2 million and a fair value of $1.7 million at June 30, 2009.  The single issue securities are from large money center banks.  The Company has evaluated, as of June 30, 2009, all the individual corporate debt securities issued by financial institutions and held by the Company at the end of the second quarter of 2009, to determine if any unrealized holding losses represent credit losses, which would require an other-than-temporary impairment charge through earnings.  In addition, the Company does not have the intention to sell, and does not believe it will be required to sell, any impaired corporate debt securities issued by financial institutions prior to a recovery to amortized cost.  Therefore, the Company does not consider those investments with unrealized losses at June 30, 2009 to be other-than-temporarily impaired.  The unrealized loss on these securities is related to general market conditions and the resultant lack of liquidity in the market.  The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security.  Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.  For the pooled trust preferred security, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid, and recorded an $84 thousand other than temporary impairment charge. For credit impairment for the three months ended June 30, 2009 the other-than-temporary impairment losses for the pooled trust preferred security recognized in earnings was determined through the use of an expected cash flow model, consistent with the guidance in Emerging Issues Task Force 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20”. The most significant input to the expected cash flows model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security.  Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

NOTE 6 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008

Unrealized holding gains (losses) on available-for-sale securities		$105	$(1,193)	$(46)	$(507)
Less:	Reclassification adjustments for gains (losses) included in net income	-	-	487	-
Less:	Reclassification adjustment for credit losses on securities included in net income	(84)	-	(84)	0
		189	(1,193)	(449)	(507)
Tax effect		(76)	470	183	201

Net unrealized gains (losses)		$113	$(723)	$(266)	$(306)

NOTE 7 – STOCK BASED COMPENSATION PLANS

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval.  The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine.  The number of shares of Company common stock to be reserved and available for awards under the Plan is 795,675 after adjusting for the 3% stock dividends declared in each of the years ended December 31, 2008 and 2007.

On January 20, 2009, the Committee granted options to purchase an aggregate of 413,000 shares of Company common stock to directors and officers of the Company, as follows:

•
The Company granted to directors non-qualified stock options to purchase an aggregate of 65,000 shares of Company common stock.  These options vested immediately and were granted with an exercise price of $3.75 per share based upon the average trading price on the grant date.

•
The Company granted to employees incentive stock options to purchase an aggregate of 348,000 shares of Company common stock.  These options are scheduled to vest 20% per year over five years beginning January 20, 2010.  The options were granted with an exercise price of $3.75 per share based upon the average trading price on the grant date.

Stock based compensation expense related to the above grants, totaling approximately $23,000 and $106,000, was recorded during the three and six months ended June 30, 2009, respectively and is included in salaries and employee benefits on the income statements.  A deferred tax benefit of $27,000 was recognized during the six-months ended June 30, 2009 related to this stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $397,000 as of June 30, 2009 and will be recognized over the next 4.5 years.

The following table presents information regarding the Company’s outstanding stock options as of June 30, 2009.

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, beginning of year	744,696	$9.28
Options forfeited	(39,561)	6.33
Options granted	413,000	3.75

Options outstanding, June 30, 2009	1,118,135	$7.34	5.71 years	$336,038
Options exercisable, June 30, 2009	770,135	$8.96	4.02 years	$179,445
Option price range at June 30, 2009	$3.35 to $15.79

The aggregate intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option.  There were no options exercised during the six months ended June 30, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to estimate the fair value of stock options granted on January 20, 2009:

Dividend yield	0.00%
Expected volatility	28.35%
Risk-free interest rate	1.79%
Expected life	7 years
Weighted average fair value of options granted	$1.28

The Company did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during the quarter ended June 30, 2009.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of June 30, 2009, the Company had $9,806,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2009
Securities available for sale	$-	$52,158	$109	$52,267

At December 31, 2008
Securities available for sale	$-	$56,549	$177	$56,726

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands)

Balance at beginning of period	$109	$177
Total gains/(losses) – (realized/unrealized):
Included in earnings	(84)	(84)
Included in other comprehensive income (loss)	84	16
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Balance at end of period	$109	$109

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2009
Impaired loans	$-	$-	$5,486	$5,486
Other real estate owned	$-	$-	$1,025	$1,025

At December 31, 2008
Impaired loans	$-	$-	$6,175	$6,175

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At June 30, 2009, fair value consists of the loan balances of $5,486,000 net of valuation allowances of $2,394,000.  At December 31, 2008, fair value consists of loan balances of $6,175,000, net of a valuation allowance of $2,257,000.

•
Other real estate owned – Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less cost to sell.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.  Two properties were acquired through foreclosure in the period ending June 30, 2009 and are carried at their fair value or carried at fair value less estimated selling costs, of $1,025,000 based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  At June 30, 2009 and December 31, 2008, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investment in Federal Home Loan Bank Stock and ACBB Stock:

The carrying amount of restricted investment in Federal Home Loan Bank stock and Atlantic Central Banker’s Bank stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (carried at cost):

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

Accrued Interest Receivable and Payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates their respective fair values.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of such fees are not material at June 30, 2009 and December 31, 2008.

The estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$39,742	$39,742	$23,017	$23,017
Securities available for sale	52,267	52,267	56,726	56,726
Securities held to maturity	11,086	10,388	7,940	7,074
Loans receivable	485,009	485,448	441,965	444,786
Accrued interest receivable	1,944	1,944	1,951	1,951

Financial liabilities:
Deposits	521,042	521,990	474,839	475,534
Securities sold under agreements to repurchase	15,725	15,725	11,377	11,377
Long-term debt	7,500	7,999	7,500	7,562
Accrued interest payable	202	202	282	282

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

NOTE 10 – SHAREHOLDERS’ EQUITY

In connection with the Emergency Economic Stabilization Act of 2008 (“EESA”) the Secretary of Treasury (the “Treasury”) was authorized to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”).  EESA has also been interpreted by the Treasury to allow it to make direct equity investments in QFIs.  Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which QFIs that elected to participate in the CPP were allowed to issue senior perpetual preferred stock to the Treasury, and the Treasury was authorized purchase such preferred stock of QFIs, subject to certain limitations and terms.  The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the CPP, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), no par value per share and with a liquidation preference of $1,000 per share, and a warrant (the “Warrant”) to purchase 288,462 shares of the Company’s common stock, no par value per share, for an aggregate purchase price of $9,000,000.

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.  The terms of the Senior Preferred Stock indicate that the Company cannot redeem the shares during the first three years except with the proceeds from a qualifying equity offering.  Thereafter, the Senior Preferred Stock may be redeemed at liquidation preference plus accrued and unpaid dividends.  The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares.  In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law.  The Stimulus Act imposes extensive new restrictions applicable to participants in the TARP, including the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation” in the 2008 Form 10-K.

The Senior Preferred Stock has priority over the Company’s common stock with regard to the payment of dividends and liquidation distribution.  The Senior Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year.  The Senior Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and the Treasury, notwithstanding the terms of the original transaction documents.  Participants in the CPP desiring to repay part of an investment by the Treasury must repay a minimum of 25% of the issue price of the Senior Preferred Stock.

Prior to the earlier of the third anniversary date (January 30, 2012) of the issuance of the Senior Preferred Stock or the date on which the Senior Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Senior Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot declare or pay any cash dividend on its common stock or redeem, purchase or acquire any shares of the Company’s stock without the consent of the Treasury.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.68 per share of common stock.  If the Company receives aggregate gross cash proceeds of not less than $9,000,000 from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to exercise of the Warrant will be reduced by one-half of the original number of shares underlying the Warrant.  In addition, in the event that the Company redeems the Senior Preferred Stock, the Company can repurchase the Warrant at “Fair Market Value,” as defined in the investment agreement with the Treasury.

The agreement with the Treasury contains limitations on certain actions by the Company, including forbidding the payment of cash dividends on the Company’s common stock and the repurchase of its common stock during the first three years of the agreement.  In addition, the Company agreed that, while the Treasury owns the Senior Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the EESA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. When used in this and in our future filings with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those listed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed by Community Partners Bancorp (the “Company” or “Community Partners”) with the SEC on March 31, 2009 (the “2008 Form 10-K”).

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

Management is responsible for preparing and evaluating the allowance for loan losses on a quarterly basis in accordance with the policies of our subsidiary bank, Two River Community Bank (“Two River” or the “Bank”), the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Board of Governors of the Federal Reserve System on December 13, 2006 and GAAP.  We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.  The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change.  Various regulatory agencies may require Community Partners and the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

Overview

For the quarter ended June 30, 2009, the Company reported net income of $206 thousand, a decrease of $84 thousand, or 29.0%, from the quarter ended June 30, 2008.  Diluted earnings per common share after preferred stock dividends and discount accretion were $0.01 for the second quarter of 2009 as compared to $0.04 for the second quarter of 2008.  Diluted earnings per common share were impacted by a $288 thousand ($0.02 per common share) industry-wide Federal Deposit Insurance Corporation (“FDIC”) special assessment (the “FDIC Special Assessment”) and accrued preferred stock dividends and accretion of $144 thousand ($0.02 per common share) for the second quarter of 2009.  Earnings per common share for the second quarter of 2009 and for the six months ended June 30, 2009 reflect the impact of accrued dividends and discount accretion on the preferred stock issued to the United States Treasury on January 30, 2009.  Weighted average shares and earnings for all referenced reporting periods have been adjusted for a 3% stock dividend paid October 17, 2008 to shareholders of record as of September 30, 2008.

For the six months ended June 30, 2009, the Company reported net income of $718 thousand, compared to net income of $1.0 million for the six months ended June 30, 2008.  This represents a decrease in net income of $287 thousand, or 28.6%.  Diluted earnings per common share after preferred stock dividends and discount accretion were $0.07 for the first six months of 2009, as compared to $0.14 for the same period in 2008.

Net interest income for the second quarter of 2009 totaled $5.1 million, an increase of $257 thousand, or 5.28%, over the second quarter of 2008.  For the six months ended June 30, 2009, net interest income totaled $9.7 million, a decrease of $71 thousand, or 0.7%, from net interest income of $9.7 million for the same period in 2008.

The Company reported a net interest margin of 3.53% for the quarter ended June 30, 2009, compared with 3.37% for the quarter ended March 31, 2009, 3.74% for the quarter ended December 31, 2008 and 3.99% for the quarter ended June 30, 2008.

Non-interest income for the second quarter of 2009 totaled $357 thousand, a decrease of $28 thousand, or 7.3%, over the second quarter of 2008.  For the six months ended June 30, 2009, non-interest income totaled $1.2 million, an increase of $468 thousand, or 61.3%, over the same period in 2008, primarily due to investment securities gains of $487 thousand for the 2009 period.

Non-interest expenses for the second quarter of 2009 totaled $4.8 million, an increase of $593 thousand, or 14.0%, over the second quarter of 2008, primarily due to a $414 thousand increase in FDIC insurance costs.  Non-interest expenses for the six months ended June 30, 2009 totaled $9.3 million, an increase of $1.0 million, or 12.3%, over the same period in 2008.  This increase is partially attributable to one-time costs of the FDIC Special Assessment ($288 thousand) and data processing costs ($192 thousand) related to the database conversion of a former banking subsidiary into the Two River operations.   In addition, there were increased salary and benefit costs ($267 thousand) in the first half of 2009, which increase was primarily attributable to two new branch offices that opened in March and June of 2008, respectively, and increased standard FDIC insurance costs ($233 thousand) for the first half of 2009 as compared to the first half of 2008.

Total assets at June 30, 2009 were a record $630.8 million, up 10.6% from total assets of $570.2 million at December 31, 2008 and up 15.9% from total assets of $544.1 at June 30, 2008.  This increase principally represents the organic growth that the Company has experienced in its primary business lines since the beginning of the third quarter of 2008.  Total deposits were $521.0 million at June 30, 2009, compared with $474.8 million at December 31, 2008 and $436.1 million at June 30, 2008, an increase of 9.7% and 19.5%, respectively.  Total loans for the second quarter of 2009 rose 9.6% to $492.1 million, compared with $448.8 at December 31, 2008, and rose 13.4% compared with $434.1 million for the second quarter of 2008.

At June 30, 2009, the Company’s allowance for loan losses was $7.1 million, compared with $6.8 million at December 31, 2008.  Non-accrual loans were $14.2 million at June 30, 2009, compared with $13.0 million at December 31, 2008.  Allowance for loan losses as a percentage of total loans at June 30, 2009 was 1.44%, compared with 1.52% at December 31, 2008.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and Federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses.  Other income consists primarily of gains on security sales, service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Six Months ended June 30, 2009	For the Year ended December 31, 2008
Performance Ratios:
Return on average assets	0.24%	0.15%
Return on average tangible assets	0.25%	0.15%
Return on average shareholders' equity	1.75%	1.09%
Return on average tangible shareholders' equity	2.55%	1.69%
Average equity to average assets	13.50%	13.35%
Average tangible equity to average tangible assets	9.68%	9.03%
Common stock dividend payout	0.00%	0.00%

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

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Interest Income

Total interest income for the three months ended June 30, 2009 decreased by $169 thousand, or 2.2%, to $7.4 million, from $7.6 million for the three months ended June 30, 2008.  The decrease in interest income was primarily due to interest rate-related decreases in income of $1.2 million for the second quarter of 2009 as compared to the second quarter of 2008.  This decrease in interest income was partially offset by volume-related increases in interest income amounting to $1.1 million for the second quarter of 2009 as compared to the prior year period.  The decrease in market interest rates from late 2007 through the second quarter of 2009 accounted for the decrease in yield on interest-earning assets.  Between September 18, 2007 and March 31, 2009, the Federal Reserve decreased the Federal funds rate 5.25% to an intended Federal funds target rate ranging from 0% to 0.25%, where it remained throughout the second quarter of 2009.

Interest and fees on loans decreased by $99 thousand, or 1.4%, to $6.7 million for the three months ended June 30, 2009 compared to $6.8 million for the corresponding period in 2008.  Of the $99 thousand decrease in interest and fees on loans, $936 thousand is attributable to interest rate-related decreases.  This decrease was partially offset by $837 thousand attributable to volume-related increases.  The Company experienced reduced yields on its loan portfolio, as interest rates on its new and variable rate loans decreased as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the three months ended June 30, 2009 increased by $52.0 million, or 12.3%, to $476.1 million from $424.1 million for the corresponding period in 2008.  The average annualized yield on the loan portfolio was 5.67% for the quarter ended June 30, 2009 compared to 6.46% for the quarter ended June 30, 2008.  Also contributing to the decrease in yield on the Company’s loan portfolio was the increase in the balance of non-accruing loans, which amounted to $14.2 million and $1.5 million at June 30, 2009 and 2008, respectively.

Interest income on Federal funds sold was $18 thousand for the three months ended June 30, 2009, representing a decrease of $6 thousand, or 25%, from $24 thousand for the three months ended June 30, 2008.  For the three months ended June 30, 2009, Federal funds sold had an average balance of $43.7 million with an average annualized yield of 0.17%.  For the three months ended June 30, 2008, this category had average balances of $4.5 million with an average annualized yield of 2.14%.  The Federal funds rate decreased over 400 basis points between December 2007 and March 31, 2009, and remained at a targeted range of 0% to 0.25% throughout the second quarter of 2009.

Interest income on investment securities totaled $641 thousand for the three months ended June 30, 2009 compared to $705 thousand for the three months ended June 30, 2008.  The decrease in interest income on investment securities was primarily attributable to our replacement of maturities, calls and principal pay-downs of existing securities with new purchases that had generally lower rates resulting from the lower rate environment.  For the three months ended June 30, 2009, investment securities had an average balance of $62.7 million with an average annualized yield of 4.09% compared to an average balance of $61.1 million with an average annualized yield of 4.62% for the three months ended June 30, 2008.

Interest expense on interest-bearing liabilities amounted to $2.3 million for the three months ended June 30, 2009, compared to $2.7 million for the corresponding period in 2008, a decrease of $426 thousand, or 15.8%.  Of this decrease in interest expense, $542 thousand was due to rate-related decreases on interest-bearing liabilities.  This decrease was partially offset by $116 thousand of volume related increases on interest-bearing liabilities.

During 2008 and through the first half of 2009, management employed promotional programs designed to increase core deposit growth in the Company. These programs included remote deposit capture, the offering of health savings accounts, “prestige savings” accounts for new branch promotional purposes, and the “CDARS” product, which is a deposit-gathering tool that supplies customers with higher limits for insured certificate of deposit balances.  In addition, uniform products and services were offered throughout our expanding branch network.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products, savings account deposit products and to a lesser extent, borrowed funds.  The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $400.3 million for the three months ended June 30, 2009 compared to $287.1 million for the three months ended June 30, 2008, an increase of $113.2 million, or 39.4%.  The major components of our average deposit mix changed from $28.0 million in savings deposits, $124.2 million in money market account deposits, $161.8 million in time deposits and $75.6 million in non-interest demand deposits during the second quarter of 2008 to $177.3 million in savings deposits, $95.9 million in money market account deposits, $136.6 million in time deposits and $69.5 million in non-interest demand deposits during the second quarter of 2009.  This represents an increase of $149.3 million, or 533.2%, in savings deposits; a decrease of $28.3 million, or 22.8% in money market account deposits; a decrease of $25.2 million, or 15.6% in time deposits;  and a decrease of $6.1 million, or 8.1%, in non-interest bearing demand deposits.  For the three months ended June 30, 2009, the average interest cost for all interest-bearing liabilities was 1.91%, compared to 2.82% for the three months ended June 30, 2008.

On occasion, management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the second quarter of 2009, management did not find it necessary to access additional funding through these sources, as our deposit growth throughout our expanding branch network exceeded our funding needs associated with maintaining adequate liquidity and funding our loan portfolio increases.  During the second quarter of 2008, we averaged $1.4 million in short-term borrowings in order to meet our daily liquidity requirements.  We view these funding sources as alternatives to pursuing higher cost certificates of deposit originated in our market area, when necessary.  Our strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth, have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the second quarter of 2009 decreased to $15.8 million, with an average interest rate of 1.80%, compared to $19.1 million, with an average interest rate of 2.35%, for the second quarter of 2008.  The lower interest rates paid during the second quarter of 2009 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income increased by $257 thousand, or 5.3%, to $5.1 million for the three months ended June 30, 2009 compared to $4.9 million for the corresponding period in 2008.  The increase in net interest income was primarily due to changes in interest income and interest expense, as described previously.  The net interest margin decreased to 3.53% for the three months ended June 30, 2009 from 3.99% for the three months ended June 30, 2008.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense, as previously discussed.

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

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Federal funds sold	$43,700	$18	0.17%	$4,507	$24	2.14%
Investment securities	62,686	641	4.09%	61,098	705	4.62%
Loans (1) (2)	476,098	6,733	5.67%	424,134	6,832	6.46%

Total Interest Earning Assets	582,484	7,392	5.09%	489,739	7,561	6.19%

Non-Interest Earning Assets:
Allowance for loan losses	(6,853)			(4,778)
All other assets	54,978			49,796

Total Assets	$630,609			$534,757

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$41,807	85	0.82%	$40,150	99	0.99%
Savings deposits	177,333	781	1.77%	28,004	104	1.49%
Money market deposits	95,864	382	1.60%	124,221	808	2.61%
Time deposits	136,639	871	2.56%	161,842	1,488	3.69%
Repurchase agreements	15,816	71	1.80%	19,138	112	2.35%
Short-term borrowings	-	-	-	1,444	8	2.22%
Long-term debt	7,500	76	4.06%	7,500	73	3.90%

Total Interest Bearing Liabilities	474,959	2,266	1.91%	382,299	2,692	2.82%

Non-Interest Bearing Liabilities:
Demand deposits	69,502			75,581
Other liabilities	3,368			3,205

Total Non-Interest Bearing Liabilities	72,870			78,786

Shareholders' Equity	82,780			73,672

Total Liabilities and Shareholders' Equity	$630,609			$534,757

NET INTEREST INCOME		$5,126			$4,869

NET INTEREST SPREAD (3)			3.18%			3.37%

NET INTEREST MARGIN(4)			3.53%			3.99%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Federal funds sold	$39,575	$36	0.18%	$4,771	$60	2.54%
Investment securities	60,669	1,310	4.32%	60,855	1,454	4.78%
Loans (1) (2)	464,615	13,200	5.73%	422,051	14,066	6.72%

Total Interest Earning Assets	564,859	14,546	5.19%	487,677	15,580	6.44%

Non-Interest Earning Assets:
Allowance for loan losses	(6,783)			(4,743)
All other assets	54,649			49,619

Total Assets	$612,725			$532,553

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$38,983	154	0.80%	$38,006	213	1.13%
Savings deposits	171,730	1,791	2.10%	28,268	254	1.81%
Money market deposits	94,997	873	1.85%	122,321	1,788	2.95%
Time deposits	131,958	1,772	2.71%	166,270	3,185	3.86%
Repurchase agreements	14,418	141	1.97%	17,896	240	2.70%
Short-term borrowings	-	-	-	1,232	18	2.95%
Long-term debt	7,500	150	4.03%	7,500	146	3.93%

Total Interest Bearing Liabilities	459,586	4,881	2.14%	381,493	5,844	3.09%

Non-Interest Bearing Liabilities:
Demand deposits	66,926			74,465
Other liabilities	3,480			3,463

Total Non-Interest Bearing Liabilities	70,406			77,928

Shareholders' Equity	82,733			73,132

Total Liabilities and Shareholders' Equity	$612,725			$532,553

NET INTEREST INCOME		$9,665			$9,736

NET INTEREST SPREAD (3)			3.05%			3.35%

NET INTEREST MARGIN(4)			3.45%			4.03%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2008			June 30, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$209	$(215)	$(6)	$438	$(462)	$(24)
Investment securities	18	(82)	(64)	(4)	(140)	(144)
Loans (net of unearned income)	837	(936)	(99)	1,419	(2,285)	(866)

Total Interest Income	1,064	(1,233)	(169)	1,853	(2,887)	(1,034)

Interest Paid On:
NOW deposits	4	(18)	(14)	5	(64)	(59)
Savings deposits	555	122	677	1,289	248	1,537
Money market deposits	(184)	(242)	(426)	(399)	(516)	(915)
Time deposits	(232)	(385)	(617)	(657)	(756)	(1,413)
Repurchase agreements	(19)	(21)	(40)	(47)	(52)	(99)
Short-term borrowings	(8)	-	(8)	(18)	-	(18)
Long-term debt	-	2	2	-	4	4

Total Interest Expense	116	(542)	(426)	173	(1,136)	(963)

Net Interest Income	$948	$(691)	$257	$1,680	$(1,751)	$(71)

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2009 decreased to $355 thousand, as compared to a provision for loan losses of $589 thousand for the corresponding 2008 period.  During the quarter ended June 30, 2009, we recorded the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, review of our non-performing loans, continued growth of the loan portfolio, and the generally weak economic conditions.  The decrease from period to period also reflects management’s recognition in the three month period ended June 30, 2008 of a broad downgrade in the asset quality of the real estate component of the loan portfolio based on the rapid decline in the economy during the 2008 period.

In management’s opinion, the allowance for loan losses, totaling $7.1 million at June 30, 2009, is adequate to cover losses inherent in the portfolio.  In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, our strategy has been to stay within our established credit culture.  Net loan originations increased by $29.7 million for the second quarter of 2009 compared to an increase of $14.9 million for the first quarter of 2009.  We anticipate increased loan volume during the remainder of 2009 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions.  Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2009, non-interest income amounted to $357 thousand compared to $385 thousand for the corresponding period in 2008.  This decrease of $28 thousand, or 7.3%, is primarily attributable to the recordation of an other-than-temporary impairment credit loss on an investment security totaling $84 thousand.  Management evaluates the securities portfolio for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Service fees on deposits were $167 thousand for the quarter ended June 30, 2009, an increase of $12 thousand, or 7.7%, from $155 thousand for the quarter ended June 30, 2008.  The increase in service fees on deposits was due primarily to normal growth in our deposit base.  The decrease in other loan customer service fees for the second quarter of 2009 to $35 thousand from $48 thousand during the second quarter of 2008 principally resulted from a lower amount of loan prepayment penalty fees, as fixed rate loan prepayments decreased for the second quarter of 2009 compared to the same period in 2008.  Our other non-interest income increased by $58 thousand, or 40.0%, primarily as a result of fees generated by our Residential Mortgage operating unit.

Total Non-interest Expenses

Total non-interest expenses for the three months ended June 30, 2009 increased $593 thousand, or 14.0%, to $4.8 million compared to $4.2 million for the three months ended June 30, 2008.  The Company’s salary and employee benefits increased $102 thousand, or 4.5%, primarily as a result of higher health insurance costs and generally higher employment costs resulting from branch expansion and normal merit increases.  We had opened our Fanwood banking office in March 2008 and our Manasquan banking office was opened in June 2008.   At June 30, 2009, our full-time equivalent number of employees totaled 147 compared to 140 at June 30, 2008.

Advertising expense increased by $14 thousand, or 23.0%, for the three months ended June 30, 2009 as compared to the prior year period, as management reallocated its resources and targeted additional promotions of our products and branch network.  Data processing fees increased by $83 thousand, or 52.2%, for the three months ended June 30, 2009 as compared to the prior year period, due primarily to conversions of operating systems, which were successfully converted during May 2009.   Occupancy and equipment expense rose by $57 thousand, or 7.5%, for the three months ended June 30, 2009 as compared to the prior year period, as we opened two new branches as noted above.  Professional expenses decreased by $18 thousand, or 8.6%, for the second quarter of 2009 as compared to the second quarter of 2008.  Outside service fees decreased by $9 thousand, or 6.0%, for the second quarter of 2009 as compared to the second quarter of 2008, as we implemented cost containment programs in the 2009 period.  Insurance costs, exclusive of FDIC insurance, decreased by $44 thousand, or 35.8%, for the second quarter of 2009 as compared to the second quarter of 2008 due primarily to efficiencies realized by combining certain insurance policies that were previously issued to the Company’s two bank subsidiaries that are now consolidated. We also realized cost efficiencies by evaluating and restructuring existing policies with more cost effective terms.  Other operating expenses increased by $3 thousand, or 0.8%, to $370 thousand for the second quarter of 2009 from $367 thousand for the second quarter of 2008, reflecting normal operating increases associated with the overall growth of the Company, which were offset by cost efficiencies realized through the successful implementation of cost containment programs.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $67 thousand in amortization expense for the second quarter of 2009 compared to $76 thousand for the corresponding period in 2008.

FDIC insurance and assessments totaled $484 thousand for the second quarter of 2009 compared to $70 thousand during the same prior year quarter, representing a $414 thousand, or 591.4% increase.  The increase resulted from the one-time FDIC Special Assessment of $288 thousand accrued during the second quarter and increased risk-based assessment rates applicable to our deposit liabilities.  The FDIC has the option of assessing up to two additional special assessments during 2009 and the increased risk-based assessment rates applicable to deposit liabilities are uniformly applicable to all FDIC insured institutions.

As of June 30, 2009, each of the Bank’s capital ratios exceeded the regulatory requirements for a “well-capitalized” bank under Federal regulations.

We currently anticipate continued increases in non-interest expense for the remainder of 2009 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $80 thousand for the three months ended June 30, 2009 compared to $126 thousand for the three months ended June 30, 2008.  The decrease is primarily due to lower pre-tax income earned during the second quarter of 2009 compared to the second quarter of 2008 and a higher percentage of tax-exempt income in our income before income taxes in the second quarter of 2009 compared to the same prior year quarter.  The effective tax rate for the three months ended June 30, 2009 was 28.0%, compared to 30.3% for the corresponding period in 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Interest Income

Total interest income for the six months ended June 30, 2009 decreased by $1.1 million, or 7.1%, to $14.5 million, from $15.6 million for the six months ended June 30, 2008.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $2.9 million. This decrease in interest income was partially offset by volume-related increases in interest income amounting to $1.9 million.  The decrease in market interest rates from late 2007 through the second quarter of 2009 accounted for the decrease in yield on interest-earning assets.  Between September 18, 2007 and March 31, 2009, the Federal Reserve decreased the Federal funds rate 5.25% to an intended Federal funds target rate ranging from 0% to 0.25%, where it remained throughout the second quarter of 2009.

Interest and fees on loans decreased by $866 thousand, or 6.1%, to $13.2 million for the six months ended June 30, 2009 compared to $14.1 million for the corresponding period in 2008.  Of the $866 thousand decrease in interest and fees on loans, $2.3 million is attributable to interest rate-related decreases.  This decrease was partially offset by $1.4 million attributable to volume-related increases.  The Company experienced reduced yields on its loan portfolio, as interest rates on its new and variable rate loans decreased as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the six months ended June 30, 2009 increased by $42.5 million, or 10.1%, to $464.6 million from $422.1 million for the corresponding period in 2008.  The average annualized yield on the loan portfolio was 5.73% for the six months ended June 30, 2009 compared to 6.72% for the six months ended June 30, 2008.  Also contributing to the decrease in yield on the loan portfolio was the increase in the balance of non-accruing loans, which amounted to $14.2 million and $1.5 million at June 30, 2009 and 2008, respectively.

Interest income on Federal funds sold was $36 thousand for the six months ended June 30, 2009, representing a decrease of $24 thousand, or 40.0%, from $60 thousand for the six months ended June 30, 2008.  For the six months ended June 30, 2009, Federal funds sold had an average balance of $39.6 million with an average annualized yield of 0.18%.  For the six months ended June 30, 2008, this category had average balances of $4.8 million with an average annualized yield of 2.54%.  The Federal funds rate decreased over 400 basis points between December 2007 and March 31, 2009, and remained at a targeted range of 0% to 0.25% throughout the second quarter of 2009.

Interest income on investment securities totaled $1.3 million for the six months ended June 30, 2009 compared to $1.5 million for the six months ended June 30, 2008.  The decrease in interest income on investment securities was primarily attributable to our replacement of maturities, calls and principal pay-downs of existing securities with new purchases that had generally lower rates resulting from the lower rate environment.  For the six months ended June 30, 2009, investment securities had an average balance of $60.7 million with an average annualized yield of 4.32% compared to an average balance of $60.9 million with an average annualized yield of 4.78% for the six months ended June 30, 2008.

Interest expense on interest-bearing liabilities amounted to $4.9 million for the six months ended June 30, 2009, compared to $5.8 million for the corresponding period in 2008, a decrease of $963 thousand, or 16.5%.  Of this decrease in interest expense, $1.1 million was due to rate-related decreases on interest-bearing liabilities.  This decrease was partially offset by $173 thousand of volume related increases on interest-bearing liabilities.

As previously discussed, during 2008 and through the first half of 2009, management employed promotional programs designed to increase core deposit growth in the Company.

The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $387.1 million for the six months ended June 30, 2009 compared to $281.0 million for the six months ended June 30, 2008, an increase of $106.1 million, or 37.8%.  The major components of our average deposit mix changed from $28.3 million in savings deposits, $122.3 million in money market account deposits, $166.3 million in time deposits and $74.5 million in non-interest demand deposits during the first six months of 2008 to $171.7 million in savings deposits, $95.0 million in money market account deposits, $132.0 million in time deposits and $66.9 million in non-interest demand deposits during the first six months of 2009.  This represents an increase of $143.4 million, or 506.7%, in savings deposits; a decrease of $27.3 million, or 22.3% in money market account deposits;  a decrease of $34.3 million, or 20.6% in time deposits; and a decrease of $7.6 million, or 10.2%, in non-interest bearing demand deposits.  For the six months ended June 30, 2009, the average interest cost for all interest-bearing liabilities was 2.14% compared to 3.09% for the six months ended June 30, 2008.

As previously discussed, on occasion, management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the first half of 2009, management did not find it necessary to access additional funding through these sources, as our deposit growth throughout our expanding branch network exceeded our funding needs associated with maintaining adequate liquidity and funding our loan portfolio increases.  During the first half of 2008, we averaged $1.2 million in short-term borrowings in order to meet our daily liquidity requirements.  Average balances of repurchase agreements for the first half of 2009 decreased to $14.4 million, with an average interest rate of 1.97%, compared to $17.9 million, with an average interest rate of 2.70%, for the first half of 2008.  The lower interest rates paid during the first half of 2009 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income decreased by $71 thousand, or 0.7%, to $9.7 million for the six months ended June 30, 2009 compared to the corresponding period in 2008.  The decrease in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 3.45% for the six months ended June 30, 2009 from 4.03% for the six months ended June 30, 2008.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense as previously discussed.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2009 decreased to $505 thousand, as compared to a provision for loan losses of $674 thousand for the corresponding 2008 period.  During the six months ended June 30, 2009, we recorded the provision based on our assessment and evaluation of risk inherent in the loan portfolio, review of our non-performing loans, continued growth of the loan portfolio, $231 thousand of loan charge-offs and the generally weak economic conditions.  The decrease from period to period also reflects management’s recognition in the six month period ended June 30, 2008 of a broad downgrade in the asset quality of the real estate component of the loan portfolio based on the rapid decline in the economy during the 2008 period.

In management’s opinion, the allowance for loan losses, totaling $7.1 million at June 30, 2009, is adequate to cover losses inherent in the portfolio.  In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased to $44.6 million during the first half of 2009 compared to an increase of $17.1 million in the first half of 2008.  We anticipate increased loan volume during the remainder of 2009 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions.  Management will continue to review the need for additions to its allowance for loan losses based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the six months ended June 30, 2009, non-interest income amounted to $1.2 million compared to $763 thousand for the corresponding period in 2008.  This increase of $468 thousand, or 61.3%, is attributable to the recording of realized gains from the sale of securities available-for-sale, which amounted to $487 thousand.  The gains from sales of available-for-sale securities resulted primarily from our successful strategic initiative in the first quarter of 2009 to reposition our investment securities portfolio to a shorter duration.

Service fees on deposits were $323 thousand for the six ended June 30, 2009, a decrease of $10 thousand, or 3.0%, from $333 thousand for the six months ended June 30, 2008.  The decrease in service fees on deposits was due primarily to normal cyclical fluctuations of activity within our deposit base.  The decrease in other loan customer service fees for the first half of 2009 to $53 thousand from $79 thousand for the first half of 2008 resulted from a lower amount of loan prepayment penalty fees, as fixed rate loan prepayments decreased during the first half of 2009 compared to the same period in 2008.  Other non-interest income increased by $105 thousand, or 38.0%, for the first half of 2009 as compared to the first half of 2008, primarily as a result of fees generated by our Residential Mortgage operating unit.

During the second quarter of 2009, we recorded an other-than-temporary impairment credit loss on an investment security totaling $84 thousand.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.

Total Non-interest Expenses

Non-interest expenses for the six months ended June 30, 2009 increased $1.0 million, or 12.0%, to $9.3 million compared to $8.3 million for the six months ended June 30, 2008.  The Company’s salary and employee benefits increased $276 thousand, or 6.0%, primarily as a result of higher health insurance costs and generally higher employment costs resulting from branch expansion and normal merit increases.  We had opened our Fanwood banking office in March 2008 and our Manasquan banking office was opened in June 2008.   At June 30, 2009, our full-time equivalent number of employees totaled 147 compared to 140 at June 30, 2008.

Advertising expense for the first half of 2009 increased by $34 thousand, or 29.1%, compared to the first half of 2008, as management reallocated its resources and targeted additional promotions of our products and branch network.  For the first half of 2009, data processing fees increased by $213 thousand, or 78.6%, compared to the prior year period due primarily to $165 thousand allocated to conversions of operating systems, which were successfully converted during May 2009.  In addition to the data conversion expenses, we incurred additional costs associated with the servicing of new financial products and the implementation of new data circuit technology in the first half of 2009.   Occupancy and equipment expense rose by $63 thousand, or 4.0%, for the first half of 2009 as compared to the first half of 2008, as we opened two new branches in 2008 as previously described.   Professional expenses decreased by $41 thousand, or 9.9%, for the first half of 2009 as compared to the first half of 2008.  Outside service fees increased by $12 thousand, or 4.5%, due to normal growth of the Company’s operations.  Insurance costs, exclusive of FDIC insurance, decreased by $122 thousand, or 46.0%, for the first half of 2009 as compared to the first half of 2008, due primarily to efficiencies realized by combining certain insurance policies that were previously issued to our two bank subsidiaries that are now consolidated. We also realized cost efficiencies by evaluating and restructuring existing policies with more cost effective terms.  Other operating expenses increased by $92 thousand, or 14.5%, to $727 thousand for the first half of 2009 from $635 thousand for the first half of 2008 and reflected normal operating increases associated with the overall growth of the Company, partially offset by cost efficiencies realized through the successful implementation of cost containment programs initiated during the second quarter of 2009.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $144 thousand in amortization expense for the first half of 2009 compared to $163 thousand for the corresponding period in 2008.

FDIC insurance and assessments totaled $654 thousand during the first half of 2009 compared to $137 thousand during the same prior year period, representing a $517 thousand, or 377.4% increase.  The increase resulted from the one-time FDIC Special Assessment of $288 thousand accrued during the second quarter of 2009, in addition to increased risk-based assessment rates applicable to our deposit liabilities.  The FDIC has the option of assessing up to two additional special assessments during 2009 and the increased risk-based assessment rates applicable to deposit liabilities are uniformly applicable to all FDIC insured institutions.

We currently anticipate continued increases in non-interest expense for the remainder of 2009 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $364 thousand for the six months ended June 30, 2009 compared to $527 thousand for the six months ended June 30, 2008.  The decrease is primarily due to lower pre-tax income earned during the first six months of 2009 compared to the same prior year period and a higher percentage of tax-exempt income in our income before income taxes in the first half of 2009 compared to the same prior year period.  The effective tax rate for the six months ended June 30, 2009 was 33.6%, compared to 34.4% for the corresponding period in 2008.

FINANCIAL CONDITION

General

Total assets increased to $630.8 million at June 30, 2009, compared to $570.2 million at December 31, 2008, an increase of $60.6 million, or 10.6%.  The increase in total assets was funded primarily by the growth in our deposit base, which increased by $46.2 million, or 9.7%, to $521.0 million at June 30, 2009 from $474.8 million at December 31, 2008.  Additional capital amounting to $9.0 million was provided by U.S. Government TARP funds which we obtained during the first quarter of 2009.  Additional funding totaling $4.3 million was obtained from increases in our balance of securities sold under agreements to repurchase.  Funds supplied by these sources were used to increase our loan portfolio, which grew by $43.3 million, or 9.6%, to $492.1 million at June 30, 2009 compared to $448.8 million at December 31, 2008.  A significant amount of our asset growth occurred in our cash and cash equivalents, which increased by $16.7 million, or 72.6%, to $39.7 million at June 30, 2009 compared to $23.0 million at December 31, 2008.  Although we are currently experiencing reduced earnings as a result of the excess liquidity in the form of Federal funds sold and the corresponding low earning rate, management anticipates redeploying this liquidity into higher earning loans and investment securities during future periods.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  At June 30, 2009, we maintained $25.2 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

Investments totaled $63.4 million at June 30, 2009 compared to $64.7 million at December 31, 2008, a decrease of $1.3 million, or 2.0%. Investment securities purchases amounted to $23.6 million during the six months ended June 30, 2009.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $16.8 million and sales of securities available-for-sale, which amounted to $7.9 million during the six months ended June 30, 2009.  Included in the Company’s investment portfolio are trust preferred securities consisting of 4 single issue securities and 1 pooled issue security.  These securities have an amortized cost value of $3.2 million and a fair value of $1.7 million at June 30, 2009.  The unrealized loss on these securities is related to general market conditions and the resultant lack of liquidity in the market.  The single issue securities are from large money center banks.  The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security.  Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid.  Total impairment on this security was $393,000.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the credit loss portion of other-than-temporary impairment in the amount of $84,000 was recognized on the income statement for the three months ended June 30, 2009.  The Company recognized in other comprehensive income $309,000 of the other-than-temporary impairment.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.  As of June 30, 2009, all of these securities are current with their scheduled interest payments.  Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of June 30, 2009 and December 31, 2008.

	June 30,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$130,899	26.6%	$120,404	26.8%
Real estate – construction	78,935	16.1%	76,128	17.0%
Real estate – commercial	198,406	40.3%	177,650	39.6%
Real estate – residential	27,219	5.5%	19,860	4.4%
Consumer	56,815	11.6%	54,890	12.2%
Other	203	0.0%	119	0.0%
Unearned fees	(378)	(0.1)%	(271)	(0.0)%
Total loans	$492,099	100.0%	$448,780	100.0%

For the six months ended June 30, 2009, loans increased by $43.3 million, or 9.6%, to $492.1 million from $448.8 million at December 31, 2008.  Our loan portfolio volume began to increase during the second quarter of 2009 at a quicker pace than the moderate increase in volume of $13.7 million, or 3.1%, experienced during the first quarter of 2009.  We anticipate increased loan volume during the remainder of 2009 as we continue to target creditworthy customers that have become dissatisfied with their relationships with larger institutions.  During the first half of 2009, we also continued to deemphasize construction lending, as we focused on maintaining our established credit culture during an increasingly difficult economic environment.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more and the loan is not fully secured.  Any unpaid interest previously accrued on those loans is reversed from income.  Payments received on non-accrual loans are either applied to the outstanding principal or recorded as interest income, depending on management’s assessment of the collectibility of the loan.  At June 30, 2009, the Company had $14.2 million of non-accrual loans, no restructured loans and $230,000 of loans past due 90 days or more and still accruing.  At December 31, 2008, the Company had $13.0 million of non-accrual loans, no restructured loans, and no loans past due 90 days or more and still accruing.  The Company also had $1.0 million of other real estate owned due to foreclosure at June 30, 2009 compared to none at December 31, 2008.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  At June 30, 2009 and December 31, 2008, the recorded investment in impaired loans in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15, totaled $22.2 and $17.7 million, respectively, of which $14.3 million and $9.3 million, respectively, required no specific allowance for loan losses.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $7.9 million and $8.4 million at June 30, 2009 and December 31, 2008, respectively.  The allowance allocated to these impaired loans was $2.4 million and $2.3 million at June 30, 2009 and December 31, 2008, respectively.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008.

	June 30,		December 31,
	2009	2008	2008
	(in thousands, except percentages)

Balance at beginning of year	$6,815	$4,675	$4,675
Provision charged to expense	505	674	2,301
Loans (charged off) recovered, net	(230)	-	(161)

Balance of allowance at end of period	$7,090	$5,349	$6,815

Ratio of net charge-offs to average loans outstanding	0.05%	0.00%	0.04%

Balance of allowance as a percent of loans at period-end	1.44%	1.23%	1.52%

The allowance for loan losses is a valuation reserve available for losses incurred or expected on extensions of credit.  Additions are made to the allowance through periodic provisions that are charged to expense.  During the first half of 2008, we expensed $674 thousand for additional loan loss provisions based primarily upon our assessment of risk within our loan portfolio and the then current economy.  During the first half of 2009, we charged-off $231 thousand of loan balances, recovered $1 thousand of previously charged-off loans and expensed $505 thousand for additional loan loss provisions based upon our new loan growth and expected loss experience.

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

Bank-owned Life Insurance

During 2004, we invested in $3.5 million of bank-owned life insurance as a source of funding for employee benefit expenses and for the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004, which provides for payments upon retirement, death or disability.  Under the SERP agreement, the participants upon separating from service on or after normal retirement age (age 65) are entitled to annual benefits as disclosed in the Salary Continuation Plan.  Expenses related to the Salary Continuation Plan were approximately $32,000 and $39,000 for the six-months ended June 30, 2009 and 2008, respectively.  Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers of the Bank.  The Bank is the owner and beneficiary of the policies.  Increases in the cash surrender values of this investment are recorded in other income in the statements of income.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted.  The Company chose approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 to the balance of retained earnings of $385,000, with approximately $25,000 and $25,000 of expense recorded during the first six months of 2009 and 2008, respectively.

Bank-owned life insurance increased by $71 thousand during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of increases in the cash surrender value of this investment in the 2009 period, which amounted to $4.2 million at June 30, 2009.

Premises and Equipment

Premises and equipment, net totaled approximately $5.2 million and $5.7 million at June 30, 2009 and December 31, 2008, respectively.  Although the Company purchased premises and equipment amounting to $102 thousand primarily to replace fully depreciated and un-repairable equipment in the first half of 2009, premises and equipment, net decreased, as such purchases were more than offset by depreciation expenses totaling $537 thousand.

Intangible Assets

Intangible assets totaled $25.8 million at June 30, 2009 compared to $26.0 million at December 31, 2008.  The Company’s intangible assets at June 30, 2009 were comprised of $24.8 million of goodwill and $1.0 million of core deposit intangibles, net of accumulated amortization of $1.1 million.  At December 31, 2008, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.1 million of core deposit intangibles, net of accumulated amortization of $957 thousand.

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

At June 30, 2009, total deposits amounted to $521.0 million, reflecting an increase of $46.2 million, or 9.7%, from December 31, 2008.  Decreases in certificates of deposit balances and money market account balances were more than offset by increases in our savings account deposits.  We believe that the net increase in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate changes and competitive pressures, we have found savings account promotions and promotions of other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to fund our loan originations at present.

Core deposits consist of all deposits, except certificates of deposit in excess of $100 thousand.  Core deposits at June 30, 2009 accounted for 85.7% of total deposits, compared to 86.8% at December 31, 2008.  During the six months ended June 30, 2009, the Company marketed savings account products and other interest-bearing deposit products instead of promoting certificates of deposit, for the purpose of increasing deposits to fund the loan portfolio and increase liquidity.  The Company found this strategy was able to provide a more cost-effective source of funding when used in conjunction with the utilization of our borrowing lines at the Federal Home Loan Bank of New York (“FHLB”) and other correspondents.  However, during the period ended June 30, 2009, we experienced an increase in our certificates of deposit over $100 thousand, which increased from $62.9 million at December 31, 2008 to $74.5 million at June 30, 2009.  We believe the increase in our balance of certificates of deposit over $100 thousand to be the result of deposits invested with the “CDARS” product, which is a deposit gathering tool that supplies customers with higher limits for insured certificate of deposit balances.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at June 30, 2009 and December 31, 2008.  The Bank also maintains secured borrowing lines with the FHLB in an amount of up to approximately $69.0 million.  At June 30, 2009 and December 31, 2008, we had no short-term borrowings under this line.

Long-term debt consists of a $7.5 million convertible note due in November 2017 at an interest rate of 3.965% from the FHLB that is collateralized by a portion of the Bank’s real estate-collateralized loans.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Bank has the option to repay this advance, if converted, without penalty.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $15.7 million at June 30, 2009 from $11.4 million at December 31, 2008, an increase of $4.3 million, or 37.7%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors.  The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold.  With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs.  At June 30, 2009, the Company had $28.3 million of Federal funds sold, compared to $14.9 million of Federal funds sold at December 31, 2008.  The increase in Federal funds sold was primarily due to cash inflows resulting from our deposit growth exceeding our loan growth and the investment securities transactions and TARP transaction previously discussed.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial lines of credit	$50,620	$41,220
One-to-four family residential lines of credit	30,110	29,257
Commitments to grant commercial and construction loans secured by real estate	33,609	32,092
Commercial and financial letters of credit	9,806	8,651
	$124,145	$111,220

Capital

Shareholders’ equity increased by approximately $9.4 million, or 12.8%, to $82.7 million at June 30, 2009 compared to $73.3 million at December 31, 2008.  Net income for the six-month period ended June 30, 2009 added $718 thousand to shareholders’ equity.  Shareholders’ equity was also increased by stock option compensation amounting to $106 thousand and $9.0 million in TARP proceeds, as previously discussed, and was reduced by $190 thousand pertaining to cash dividends paid and accrued on preferred stock.  These changes in shareholders’ equity were further decreased by net unrealized losses on securities available for sale, net of tax, amounting to $266 thousand.

The Company and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies.  Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (which regulates the Bank), have issued guidelines classifying and defining capital.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification of the Company and the Bank is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.  Management believes that, at June 30, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the Bank, at June 30, 2009 and December 31, 2008, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008
Community Partners	9.38%	8.53%	10.85%	10.00%	12.11%	11.25%
Two River	9.27%	8.38%	10.73%	9.80%	11.98%	11.05%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Legislation

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guaranty Program (“TLGP”).  This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts.  Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy.  Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed.  The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at September 30, 2008 and due to mature before June 30, 2009.  The guarantee would expire by June 30, 2012 even if the debt itself has not matured.  Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000.  Institutions may choose whether to continue the coverage and be charged the surcharge.  To opt out of the program, institutions must have notified the FDIC by December 5, 2008.  This coverage would expire on December 31, 2009.  The Company elected to continue this coverage through December 31, 2009.

On June 10, 2009, the Treasury issued an Interim Final Rule (the “Interim Final Rule”) that provides guidance on the executive compensation and corporate governance provisions of EESA, as amended by the Stimulus Act, that apply to entities that received financial assistance under the TARP.  In summary, the Interim Final Rule as applied to the Company requires the following:

•
At least every six months, the Compensation Committee of the board of directors (the “Compensation Committee”) must discuss, evaluate and review with the Company’s senior risk officers the compensation plans for senior executive officers (“SEO”) and compensation plans for other employees and the risks such plans pose so that they do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company.  For this purpose, SEO is generally defined as the group of five individuals, including all of the Company’s named executive officers identified as such in the Company’s annual filings with the SEC;

•
At least every six months, the Compensation Committee must discuss, evaluate, and review the employee compensation plans of the Company to ensure that those plans do not encourage the manipulation of reported earnings of the Company to enhance the compensation of any of the Company’s employees;

•
At least once per fiscal year, the Compensation Committee shall provide a narrative description of how the SEO compensation plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company including how these SEO compensation plans do not encourage behavior focused on short-term results rather than long-term value creation;

•	The Compensation Committee must certify the completion of the required reviews of the compensation plans;

•
The Company must ensure that any bonus payment made to an SEO or the next 20 most highly compensated employees during the TARP period is subject to a provision for recovery or “clawback” by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

•
The Company must prohibit any golden parachute payment to an SEO or any of the next five most highly compensated employees during the TARP period.  For this purpose, a golden parachute payment includes any payment for the departure from the Company for any reason, or any payment due to a change in control;

•
The Company must prohibit the payment or accrual of any bonus, retention or incentive payment during the TARP period to the Company’s most highly compensated employee.  Exceptions exist for certain types of long term restricted stock, as well as payments that are required pursuant to binding, unchanged agreements that were in place on February 11, 2009;

•	The Company is required to annually disclose any perquisites whose total value for the fiscal year exceeds $25,000 for the most highly compensated employee;

•
The Compensation Committee must provide annually a narrative description of whether the Company, the board of directors, or the Compensation Committee has engaged a compensation consultant, and all types of services provided by such compensation consultant in the prior three years;

•	The Company is generally prohibited from providing (formally or informally) tax gross-ups of any kind to any of the SEOs and the next 20 most highly compensated employees;

•
The board of directors of the Company must (i) adopt an excessive or luxury expenditures policy, (ii) provide the policy to the Treasury and the recipient’s primary regulatory agency, and (iii) post the text of the policy on its own website;

•	Any proxy or consent or authorization for an annual or other meeting of the Company’s shareholders must permit a separate shareholder vote to approve the compensation of executives; and

•	The Company’s principal executive officer and principal financial officer must certify as to compliance with the Interim Final Rule for each year in which the TARP obligations remain outstanding.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact, EESA, TARP, the Stimulus Act, interim final regulations announced by the United States Treasury on June 10, 2009 and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.  We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.                      Controls and Procedures.

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.                      Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Community Partners Bancorp (the “Annual Meeting”) was held on May 19, 2009.  There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 5,683,529 shares of common stock of a total number of 6,959,821 shares of common stock issued, outstanding and entitled to vote at the Annual Meeting.

At the Annual Meeting, each of Charles T. Parton, Joseph F.X. O’Sullivan, Michael W. Kostelnik, Barry B. Davall,  Robert E. Gregory, Robert B. Grossman, John E. Holobinko, Frederick H. Kurtz, William F. Lamorte, William D. Moss, Frank J. Patock, John J. Perri, William Statter and Robin Zager was elected as a director of the Company.  The results of the voting on the election of directors were as follows:

Elected Directors	Votes For	Votes Withheld
Charles T. Parton	5,519,752	163,777
Joseph F.X. O’Sullivan	5,588,837	94,692
Michael W. Kostelnik	5,540,671	142,858
Barry B. Davall	5,497,295	186,234
Robert E. Gregory	5,581,290	102,239
Robert B. Grossman	5,529,701	153,828
John E. Holobinko	5,521,683	161,846
Frederick H. Kurtz	5,508,797	174,732
William F. Lamorte	5,529,975	153,554
William D. Moss	5,540,174	143,355
Frank J. Patock	5,540,957	142,572
John J. Perri	5,530,299	153,230
William Statter	5,577,261	106,268
Robin Zager	5,621,234	62,295

A vote of the shareholders was taken at the Annual Meeting on a proposal to ratify the selection of Beard Miller Company LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.  The proposal was approved by the shareholders, with 5,507,402 shares voting in favor of the proposal and 121,245 shares voting against the proposal. There were 54,882 abstentions and no broker non-votes.

A vote of the shareholders was taken at the Annual Meeting on a proposal to approve, on a non-binding basis, the compensation of the Company’s named executive officers as determined by the Company’s compensation committee.  The proposal was approved by the shareholders, with 5,248,778 shares voting in favor of the proposal and 400,576 shares voting against the proposal. There were 34,175 abstentions and no broker non-votes.

Item 6.	Exhibits.

	31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

	31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

	32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

_____________________ * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: August 14, 2009	By:	/s/ CHARLES T. PARTON
Charles T. Parton
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)