Form 10-Q
period 2009-09-30
Community Partners Bancorp
filed 2009-11-16
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

As of November 3, 2009, there were 7,168,673 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
At September 30, 2009 and December 31, 2008
(In thousands, except share data)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,322	$8,110
Federal funds sold	22,771	14,907

Cash and cash equivalents	32,093	23,017

Securities available-for-sale	41,682	56,726
Securities held-to-maturity (fair value of $11,830 and $7,074 at September 30, 2009 and December 31, 2008, respectively)	12,078	7,940
Loans	506,500	448,780
Allowance for loan losses	(7,385)	(6,815)

Net loans	499,115	441,965

Bank-owned life insurance	4,209	4,101
Premises and equipment, net	5,018	5,658
Accrued interest receivable	1,981	1,951
Goodwill	18,109	24,834
Other intangible assets, net of accumulated amortization of $1,168 and $957 at September 30, 2009 and December 31, 2008, respectively	938	1,149
Other real estate owned	680	-
Other assets	4,408	2,899

TOTAL ASSETS	$620,311	$570,240

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$69,272	$65,115
Interest bearing	446,298	409,724

Total deposits	515,570	474,839

Securities sold under agreements to repurchase	16,878	11,377
Accrued interest payable	168	282
Long-term debt	7,500	7,500
Other liabilities	3,513	2,930

Total liabilities	543,629	496,928

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; 9,000 shares issued and outstanding at September 30, 2009 and -0- at December 31, 2008	8,478	-
Common stock, no par value; 25,000,000 shares authorized; 7,168,673 shares issued and outstanding at September 30, 2009 and 6,959,821 shares issued and outstanding at December 31, 2008	69,728	68,197
(Accumulated deficit) retained earnings	(1,951)	4,738
Accumulated other comprehensive income	427	377

Total shareholders' equity	76,682	73,312

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$620,311	$570,240

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:	(In thousands, except per share data)
Loans, including fees	$7,191	$6,932	$20,391	$20,998
Investment securities	594	726	1,904	2,180
Federal funds sold	12	61	48	121
Total Interest Income	7,797	7,719	22,343	23,299
INTEREST EXPENSE:
Deposits	1,880	2,805	6,470	8,245
Securities sold under agreements to repurchase	73	113	214	353
Borrowings	76	78	226	242
Total Interest Expense	2,029	2,996	6,910	8,840
Net Interest Income	5,768	4,723	15,433	14,459
PROVISION FOR LOAN LOSSES	675	279	1,180	953
Net Interest Income after Provision for Loan Losses	5,093	4,444	14,253	13,506
NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(51)	-	(352)	-
Less: Portion included in other comprehensive income (pre-tax)	-	-	217	-
Net other-than-temporary impairment charges to Earnings	(51)	-	(135)	-
Service fees on deposit accounts	146	172	469	505
Other loan customer service fees	56	148	109	227
Earnings from investment in life insurance	37	37	108	112
Net realized gain on sale of securities	-	-	487	-
Other income	180	129	561	405
Total Non-Interest Income	368	486	1,599	1,249
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,392	2,404	7,105	6,850
Occupancy and equipment	841	884	2,482	2,542
Professional	201	234	576	650
Insurance	89	85	232	239
FDIC insurance and assessments	250	74	904	210
Advertising	75	60	226	177
Data processing	216	161	700	432
Outside services fees	130	147	407	412
Amortization of identifiable intangibles	67	76	211	239
Goodwill impairment charge	6,725	-	6,725	-
Other operating	414	320	1,141	987
Total Non-Interest Expenses	11,400	4,445	20,709	12,738
(Loss) Income before Income Taxes	(5,939)	485	(4,857)	2,017
INCOME TAX EXPENSE	282	156	646	683
Net (Loss) Income	(6,221)	329	(5,503)	1,334
Preferred stock dividend and discount accretion	(145)	-	(385)	-
Net (loss) income available to common shareholders	$(6,366)	$329	$(5,888)	$1,334
(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.89)	$0.05	$(0.82)	$0.19
Diluted	$(0.88)	$0.05	$(0.82)	$0.18
Weighted average common shares outstanding (in thousands):
Basic	7,169	7,151	7,169	7,149
Diluted	7,224	7,277	7,196	7,286

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollar amounts in thousands)

		Common Stock
	Preferred Stock	Outstanding Shares	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2008	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive income (loss):
Net loss	-	-	-	(5,503)	-	(5,503)
Change in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effect	-	-	-	-	50	50

Total comprehensive loss	-	-	-	-	-	(5,453)

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000
Preferred stock discount accretion	80	-	-	(80)	-	-

Dividends on preferred stock	-	-	-	(305)	-	(305)

Common stock dividend – 3%	-	208,852	801	(801)	-	-

Stock option compensation expense	-	-	128	-	-	128

Balance, September 30, 2009	$8,478	7,168,673	$69,728	$(1,951)	$427	$76,682

Balance December 31, 2007	$-	6,924,468	$66,552	$5,805	$100	$72,457

Comprehensive income:
Net income	-	-	-	1,334	-	1,334
Change in net unrealized gain (loss) on securities available for sale, net of tax effect	-	-	-	-	(177)	(177)

Total comprehensive income						1,157

Options exercised	-	18,045	92	-	-	92

Common stock dividend – 3%	-	208,241	1,480	(1,480)	-	-

Cumulative effect adjustment – adoption of accounting for post retirement benefit costs	-	-	-	(385)	-	(385)

Balance, September 30, 2008	$-	7,150,754	$68,124	$5,274	$(77)	$73,321

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(5,503)	$1,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment charge	6,725	-
Depreciation and amortization	794	845
Provision for loan losses	1,180	953
Intangible amortization	211	239
Net amortization of securities premiums and discounts	186	29
Other-than-temporary impairment on securities available for sale	135	-
Earnings from investment in life insurance	(108)	(112)
Commercial loan participations originated for sale	-	(2,516)
Proceeds from sales of commercial loan participations	-	2,516
Stock option compensation expense	128	-
Net realized gain on sale of foreclosed real estate	(3)	-
Net realized gain on sale of securities	(487)	-
(Increase) decrease in assets:
Accrued interest receivable	(30)	218
Other assets	(1,459)	(320)
(Decrease) increase in liabilities:
Accrued interest payable	(114)	(284)
Other liabilities	522	226
Net cash provided by operating activities	2,177	3,128
Cash flows from investing activities:
Purchase of securities available-for-sale	(19,259)	(27,112)
Purchase of securities held-to-maturity	(4,175)	(475)
Proceeds from sales of securities available-for-sale	7,940	-
Proceeds from repayments and maturities of securities available-for-sale	26,566	28,240
Proceeds from repayment and maturities of securities held-to-maturity	-	474
Net increase in loans	(60,100)	(26,706)
Purchases of premises and equipment	(154)	(1,550)
Proceeds from sale of foreclosed real estate	1,093	-
Net cash used in investing activities	(48,089)	(27,129)
Cash flows from financing activities:
Net increase in deposits	40,731	37,049
Net increase in securities sold under agreements to repurchase	5,501	508
Proceeds from issuance of preferred stock	9,000	-
Cash dividend paid on preferred stock	(244)	-
Proceeds and tax benefit from exercise of stock options	-	92
Net cash provided by financing activities	54,988	37,649
Net increase in cash and cash equivalents	9,076	13,648
Cash and cash equivalents – beginning	23,017	10,013

Cash and cash equivalents - ending	$32,093	$23,661
Supplementary cash flow information:
Interest paid	$7,024	$9,124
Income taxes paid	$2,168	$1,180
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$1,770	$-

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiary, TRCB Investment Corporation, and wholly-owned trust, Two River Community Bank Employer’s Trust.  Effective December 31, 2008, Community Partners Bancorp finalized the legal consolidation of its two wholly-owned bank subsidiaries, The Town Bank and Two River, into one New Jersey State chartered bank, Two River. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2009 (the “2008 Form 10-K”).

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through November 16, 2009, the date these financial statements were issued.

Certain amounts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 have been reclassified to conform with the presentation used in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2009.  These reclassifications had no effect on net (loss) income.

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for non-governmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted this pronouncement as of September 30, 2009 and while it did not have an impact on the Company’s financial position or results of operations, it has changed the referencing system for accounting standards.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now codified in FASB ASC 820, “Fair Value Measurements and Disclosures”.  Fair value is defined as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The new guidance provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased and also includes guidance on identifying circumstances when a transaction may not be considered orderly.  A reporting entity should evaluate a list of factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the new guidance effective June 30, 2009 and has included all necessary disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, now codified in FASB ASC Topic 320, “Investments in Debt and Equity Securities, that clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the amortized cost basis of the security through either cash flows or market price.  In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the new guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement effective June 30, 2009 and has included all the necessary disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140, removing the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities, and modifying the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is not yet included in the codification, but will impact ASC 810, Consolidation. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (FIN 46(R)), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial condition or results of operations.

NOTE 3 – GOODWILL

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006.  Accounting principles generally accepted in the United States of America requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology.  Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment.   If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any.  The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles.

The Company performed its goodwill impairment analysis as of September 30, 2009.  The Company determined the fair value of the reporting unit based on the income approach and market approach.  The income approach uses a dividend discount analysis.  This approach calculates cash flows based on anticipated financial results assuming a change of control transaction.  This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs).  The analysis then calculates the present value of all excess cash flows generated by the company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

The market approach is used to calculate the fair value of a company by calculating median earnings and book value pricing multiples for recent actual acquisitions of companies of similar size and performance and then applying these multiples to our community banking reporting unit.  No company or transaction in the analysis is identical to our community banking reporting unit and, accordingly, the results of the analysis are only indicative of comparable value.  This technique uses historical data to create a current pricing level and is thus a trailing indicator.  Results of the market approach need to be understood in this context, especially in periods of rapid price change and market uncertainty. The Company applied the market valuation approach to our then current stock price adjusted by an appropriate control premium and also to a peer group adjusted by an appropriate control premium.

Determining the fair value involves a significant amount of judgment.  The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model.  Based on the results of this step one analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.  Based on the results of that analysis, a $6.7 million impairment charge was recorded for the three months ended September 30, 2009.

The Company’s goodwill impairment resulted from a number of external and internal factors.  Among the external factors that contributed to the impairment was the decrease in the values of financial institution stocks during the past year and the acquisition multiples paid for banks of comparable size and character to the Company, which produced a lower fair value under the market approach.  Among the internal factors which contributed to the current year’s impairment charge was a decrease in expected cash flows for the Company due to declining operating results due to the current economic environment, which includes the increase in non-performing assets.  This produced a lower fair value under the income approach.

The $6.7 million goodwill impairment charge was non-deductible for income tax purposes.  In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Company’s regulatory capital ratios.

The following table summarizes the changes in goodwill:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Balance at beginning of year	$24,834	$24,834
Goodwill impairment	(6,725)	-

Balance at end of period	$18,109	$24,834

NOTE 4 – (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options and warrants.  Potential shares of common stock issuable upon the exercise of stock options and warrants are determined using the treasury stock method.  All share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on August 25, 2009 and paid October 23, 2009 to shareholders of record as of September 25, 2009.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net (loss) income	$(6,221)	$329	$(5,503)	$1,334
Preferred stock dividend and discount accretion	(145)	-	(385)	-

Net (loss) income applicable to common stock	$(6,366)	$329	$(5,888)	$1,334

Weighted average common shares outstanding	7,168,673	7,150,753	7,168,673	7,148,818
Effect of dilutive securities, stock options and warrants	55,502	126,678	27,228	137,107

Weighted average common shares outstanding used to calculate diluted (loss) earnings per common share	7,224,175	7,277,431	7,195,901	7,285,925

Basic (loss) earnings per common share	$(0.89)	$0.05	$(0.82)	$0.19
Diluted (loss) earnings per common share	$(0.88)	$0.05	$(0.82)	$0.18

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation.  Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 818,429 and 1,177,284 for the three-month period and nine-month period ended September 30, 2009, respectively, and 441,336 and 440,246 for the three-month period and nine-month period ended September 30, 2008, respectively.

  Note 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009:
Securities available for sale:
U.S. Government agency securities	$11,683	$130	$(5)	$11,808
Municipal securities	1,306	40	-	1,346
Residential mortgage-backed securities	22,283	998	(1)	23,280
Corporate debt securities	3,581	121	(600)	3,102

	38,853	1,289	(606)	39,536
Mutual fund	1,127	19	-	1,146
Federal Home Loan Bank stock	925	-	-	925
ACBB stock	75	-	-	75

	$40,980	$1,308	$(606)	$41,682

Securities held to maturity:
U.S. Government agency securities	$1,000	$1	$-	$1,001
Municipal securities	7,760	328	-	8,088
Corporate debt securities	3,318	24	(601)	2,741

	$12,078	$353	$(601)	$11,830
December 31, 2008:
Securities available for sale:
U.S. Government agency securities	$23,257	$670	$-	$23,927
Municipal securities	2,247	20	-	2,267
Residential mortgage-backed securities	27,252	660	(83)	27,829
Corporate debt securities	2,577	102	(731)	1,948

	55,333	1,452	(814)	55,971
Federal Home Loan Bank stock	680	-	-	680
ACBB stock	75	-	-	75

	$56,088	$1,452	$(814)	$56,726
Securities held to maturity:
Municipal securities	$6,139	$90	$(73)	$6,156
Corporate debt securities	1,801	-	(883)	918

	$7,940	$90	$(956)	$7,074

The amortized cost and fair value of the Company’s debt securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,999	$2,028	$1,000	$1,007
Due in one year through five years	3,322	3,479	1,845	1,928
Due in five years through ten years	501	501	1,115	1,205
Due after ten years	10,748	10,248	8,118	7,690

	16,570	16,256	12,078	11,830
Residential mortgage-backed securities	22,283	23,280	-	-

	$38,853	$39,536	$12,078	$11,830

During the nine months ended September 30, 2009, the Company sold $7,940,000 of securities available-for-sale and realized gross gains of $487,000 and no losses on these sales.  The Company had no sales of securities during the three months ended September 30, 2009 and in 2008.

Certain of the Company’s investment securities, totaling $18,909,000 and $25,789,000 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2009:
U.S. Government agency securities	$356	$(1)	$217	$(4)	$573	$(5)
Residential mortgage- backed securities	42	(1)	-	-	42	(1)
Corporate debt securities	-	-	1,963	(1,201)	1,963	(1,201)

	$398	$(2)	$2,180	$(1,205)	$2,578	$(1,207)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008:
Corporate debt securities	$-	$-	$1,685	$(1,614)	$1,685	$(1,614)
Municipal securities	1,768	(73)	-	-	1,768	(73)
Residential mortgage-backed securities	1,990	(15)	2,308	(68)	4,298	(83)

	$3,758	$(88)	$3,993	$(1,682)	$7,751	$(1,770)

The Company had 10 securities and 24 securities in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively.  In management’s opinion, the unrealized losses in municipal and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets.  Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A1 to Baa3 and one pooled trust preferred security comprised of securities issued by financial institutions with a Moody’s rating of Ca.  As of September 30, 2009, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments.  These securities have an amortized cost value of $3.9 million and a fair value of $2.5 million at September 30, 2009.  The single issue securities are from large money center banks.  The Company has evaluated, as of September 30, 2009, all the individual corporate debt securities issued by financial institutions and held by the Company at the end of the third quarter of 2009, to determine if any unrealized holding losses represent credit losses, which would require an other-than-temporary impairment charge through earnings.  In addition, the Company does not have the intention to sell, and does not believe it will be required to sell, any impaired corporate debt securities issued by financial institutions prior to a recovery to amortized cost.  Therefore, the Company does not consider those investments with unrealized losses at September 30, 2009 to be other-than-temporarily impaired.  The unrealized loss on these securities is related to general market conditions and the resultant lack of liquidity in the market.  The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security.  Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.  For the pooled trust preferred security, management reviewed expected cash flows and credit support to determine if it was probable that all principal and interest would be repaid, and recorded a $51 thousand other than temporary impairment charge for the three month period ended September 30, 2009 and $135 thousand for the nine month period ended September 30, 2009. The credit impairment for the other-than-temporary impairment losses for the pooled trust preferred security recognized in earnings was determined through the use of an expected cash flow model. The most significant input to the expected cash flows model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security.  Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

NOTE 6 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$462	$208	$416	$(299)
Reclassification adjustments for
(gains) losses included in net income	-	-	(487)	-
Reclassification adjustment for credit losses on securities included in net income	51	-	135	-
	513	208	64	(299)
Tax effect	(197)	(79)	(14)	122

Net unrealized gains (losses)	$316	$129	$50	$(177)

NOTE 7 – STOCK BASED COMPENSATION PLANS

Both Two River and Town Bank had stock option plans for the benefit of their employees and directors outstanding at the time of their acquisition by Community Partners.  The plans provided for the granting of both incentive and non-qualified stock options.  All stock options outstanding at the time of acquisition, April 1, 2006, became fully vested.  There were no shares available for grant under these prior plans at the time of the acquisition.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval.  The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine.  As of September 30, 2009, the number of shares of Company common stock reserved and available for awards under the Plan is 819,545 after adjusting for the 3% stock dividends declared in August 2009 and for each of the years ended December 31, 2008 and 2007.

On January 20, 2009, the Committee granted options to purchase an aggregate of 425,390 shares, after adjusting for the 3% stock dividend declared in August 2009, of Company common stock under the Plan to directors and officers of the Company, as follows:

•
The Company granted to directors non-qualified stock options to purchase an aggregate of 66,950 shares of Company common stock.  These options vested immediately and were granted with an exercise price of $3.64 per share based upon the average trading price of Company common stock on the grant date.

•
The Company granted to employees incentive stock options to purchase an aggregate of 358,440 shares of Company common stock.  These options are scheduled to vest 20% per year over five years beginning January 20, 2010.  The options were granted with an exercise price of $3.64 per share based upon the average trading price of Company common stock on the grant date.

Stock based compensation expense related to the above grants, totaling approximately $22,000 and $128,000, was recorded during the three and nine months ended September 30, 2009, respectively, and is included in salaries and employee benefits on the income statements.  A deferred tax benefit of $27,000 was recognized during the nine-months ended September 30, 2009 related to this stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $375,000 as of September 30, 2009 and will be recognized over the subsequent 4.25 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2009, after adjusting for the 3% stock dividend declared in August 2009:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, beginning of year	767,037	$9.01
Options forfeited	(40,747)	6.15
Options granted	425,390	3.64

Options outstanding, September 30, 2009	1,151,680	$7.13	5.46 years	$400,755
Options exercisable, September 30, 2009	793,240	$8.70	3.77 years	$207,513
Option price range at September 30, 2009	$3.25 to $15.33

The aggregate intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option.  There were no options exercised during the nine months ended September 30, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2009:

Dividend yield	0.00%
Expected volatility	28.35%
Risk-free interest rate	1.79%
Expected life	7 years
Weighted average fair value of options granted	$1.24

The Company did not issue any stock option awards, shares of restricted stock, or any other share-based compensation awards during the quarter ended September 30, 2009.

NOTE 8 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  As of September 30, 2009, the Company had $6,318,000 of commercial and similar letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURES

Financial Accounting Standards Board (FASB) ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2009
Securities available for sale	$1,146	$40,388	$148	$41,682

At December 31, 2008
Securities available for sale	$-	$56,549	$177	$56,726

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)

Balance at beginning of period	$109	$177
Total gains/(losses) – (realized/unrealized):
Included in earnings	(51)	(135)
Included in other comprehensive income (loss)	90	106
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Balance at end of period	$148	$148

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2009
Impaired loans	$-	$-	$6,204	$6,204
Other real estate owned	$-	$-	$680	$680
Goodwill	$-	$-	$18,109	$18,109

At December 31, 2008
Impaired loans	$-	$-	$6,175	$6,175

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At September 30, 2009, fair value consists of the loan balances of $6,204,000 net of valuation allowances of $2,647,000.  At December 31, 2008, fair value consists of loan balances of $6,175,000, net of a valuation allowance of $2,257,000.

•
Other real estate owned – Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less cost to sell.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.  One property was acquired through foreclosure and was held in the period ending September 30, 2009 and is carried at its fair value or carried at fair value less estimated selling costs of $680,000 based on current appraisals.

•
Goodwill – Goodwill, which is evaluated for impairment on an annual basis, was written down to a fair value of $18.1 million.  An impairment charge of $6.7 million was taken the third quarter of 2009.  See Note 3 for further details on goodwill.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  At September 30, 2009 and December 31, 2008, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Deposit Liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of such fees are not material at September 30, 2009 and December 31, 2008.

The estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,093	$32,093	$23,017	$23,017
Securities available for sale	41,682	41,682	56,726	56,726
Securities held to maturity	12,078	11,830	7,940	7,074
Loans receivable	499,115	480,019	441,965	444,786
Accrued interest receivable	1,981	1,981	1,951	1,951

Financial liabilities:
Deposits	515,570	516,197	474,839	475,534
Securities sold under agreements to repurchase	16,878	16,878	11,377	11,377
Long-term debt	7,500	8,287	7,500	7,562
Accrued interest payable	168	168	282	282

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

NOTE 10 – SHAREHOLDERS’ EQUITY

In connection with the Emergency Economic Stabilization Act of 2008 (“EESA”) the Secretary of Treasury (the “Treasury”) was authorized to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”).  EESA has also been interpreted by the Treasury to allow it to make direct equity investments in QFIs.  Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which QFIs that elected to participate in the CPP were allowed to issue senior perpetual preferred stock to the Treasury, and the Treasury was authorized purchase such preferred stock of QFIs, subject to certain limitations and terms.  EESA was developed to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the CPP, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), no par value per share and with a liquidation preference of $1,000 per share, and a warrant (the “Warrant”) to purchase 297,116 shares of the Company’s common stock, as adjusted for the 2009 stock dividend declared in August 2009, for an aggregate purchase price of $9,000,000.

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.  The terms of the Senior Preferred Stock indicate that the Company cannot redeem the shares during the first three years except with the proceeds from a qualifying equity offering.  Thereafter, the Senior Preferred Stock may be redeemed at liquidation preference plus accrued and unpaid dividends.  The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares.  In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”), which amended EESA, was signed into law.  EESA, as amended by the Stimulus Act, imposes extensive new restrictions applicable to participants in the TARP, including the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supervision and Regulation” in the 2008 Form 10-K.

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

Prior to the earlier of the third anniversary date (January 30, 2012) of the issuance of the Senior Preferred Stock or the date on which the Senior Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Senior Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot declare or pay any cash dividend on its common stock or with certain limited exceptions, redeem, purchase or acquire any shares of the Company’s stock without the consent of the Treasury.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.54 per share of common stock, as adjusted for the 2009 stock dividend declared in August 2009.  If the Company receives aggregate gross cash proceeds of not less than $9,000,000 from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to exercise of the Warrant will be reduced by one-half of the original number of shares underlying the Warrant.  In addition, in the event that the Company redeems the Senior Preferred Stock, the Company can repurchase the Warrant at “Fair Market Value,” as defined in the investment agreement with the Treasury.

The agreement with the Treasury contains limitations on certain actions by the Company, including forbidding the payment of cash dividends on the Company’s common stock and the repurchase of its common stock during the first three years of the agreement.  In addition, the Company agreed that, while the Treasury owns the Senior Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of EESA.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed by Community Partners Bancorp (the “Company” or “Community Partners”) with the SEC on March 31, 2009 (the “2008 Form 10-K”), under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2008 Form 10-K.

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of the Company, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in the 2008 Form 10-K contains a summary of our significant accounting policies.  Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Management is responsible for preparing and evaluating the allowance for loan losses on a quarterly basis in accordance with the policies of our subsidiary bank, Two River Community Bank (“Two River” or the “Bank”), the Interagency Policy Statement on the Allowance for Loan and Lease Losses, released by the Board of Governors of the Federal Reserve System on December 13, 2006, and GAAP.  We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.  The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change.  Various regulatory agencies may require Community Partners and the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth County and Union County.  Accordingly, the collectibility of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values continue to decline or the New Jersey and/or our local market areas experience additional economic shock.

Stock Based Compensation.  Stock based compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date.  The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model.  The model requires the use of numerous assumptions, many of which are highly subjective in nature.

Goodwill Impairment.  Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill.  Our reporting unit was identified as our community bank operations.  If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value.  Impairment testing for 2009 for goodwill and intangibles was completed at September 30, 2009 and the Company recorded an impairment charge of $6,725,000 for the quarter ended September 30, 2009.

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

Overview

For the quarter ended September 30, 2009, the Company reported net loss of $6.2 million, as compared to net income of $329 thousand reported for the quarter ended September 30, 2008.  Diluted loss per common share after preferred stock dividends and discount accretion was $(0.88) for the third quarter of 2009 as compared to diluted earnings of $0.05 for the same period in 2008.  Diluted loss per common share was impacted by accrued preferred stock dividends and accretion on the preferred stock issued to the United States Treasury on January 30, 2009, of $145 thousand ($0.02 per common share) and the goodwill impairment charge of $6.7 million ($0.93 per common share) for the third quarter of 2009 discussed under the heading “Financial Condition – Goodwill” below and in Note 3 to the Consolidated Financial Statements.  Weighted average shares and earnings for all referenced reporting periods have been adjusted for a 3% stock dividend declared on August 25, 2009 and paid on October 23, 2009 to shareholders of record as of September 25, 2009.

For the nine months ended September 30, 2009, the Company reported net loss of $5.5 million, compared to net income of $1.3 million reported for the nine months ended September 30, 2008.  This represents a decrease in net income of $6.8 million primarily attributed to the goodwill impairment charge of $6.7 million. Diluted loss per common share after preferred stock dividends and discount accretion was $(0.82) for the nine months ended September 30, 2009, as compared to diluted earnings per common share of $0.18 for the same period in 2008.

Net interest income for three months ended September 30, 2009 totaled $5.8 million, an increase of $1.1 million, or 22.1%, over the same period in 2008.  For the nine months ended September 30, 2009, net interest income totaled $15.4 million, an increase of $974 thousand, or 6.7%, from net interest income of $14.5 million for the same period in 2008.

The Company reported a net interest margin of 3.93% for the quarter ended September 30, 2009, compared with 3.53% for the quarter ended June 30, 2009, 3.74% for the quarter ended December 31, 2008 and 3.64% for the quarter ended September 30, 2008.

Non-interest income for the three months ended September 30, 2009 totaled $368 thousand, a decrease of $118 thousand, or 24.3%, over the same period in 2008.  For the nine months ended September 30, 2009, non-interest income totaled $1.6 million, an increase of $350 thousand, or 28.0%, over the same period in 2008, primarily due to investment securities gains of $487 thousand for the 2009 period.

Non-interest expenses for the three months ended September 30, 2009 totaled $11.4 million, an increase of $7.0 million over the same period in 2008 which primarily relates to the $6.7 million goodwill impairment charge.  Non-interest expenses for the nine months ended September 30, 2009 totaled $20.7 million, an increase of $8.0 million over the same period in 2008.  This increase is attributed to the $6.7 million goodwill impairment charge and is partially attributable to one-time costs of the FDIC Special Assessment and regular FDIC Insurance premium increases ($694 thousand), data processing costs ($192 thousand) related to the database conversion of a former banking subsidiary into the Two River operations and the $6.7 goodwill impairment charge.   In addition, there were increased salary and benefit costs ($255 thousand) in the first nine months of 2009, which was primarily attributable to two new branch offices that opened in March and June of 2008.

Total assets at September 30, 2009 were $620.3 million, up 8.8% from total assets of $570.2 million at December 31, 2008 and up 10.0% from total assets of $563.9 at September 30, 2008.  This increase principally represents the organic growth that the Company has experienced in its primary business lines since the beginning of the third quarter of 2008.  Total deposits were $515.6 million at September 30, 2009, compared with $474.8 million at December 31, 2008 and $464.0 million at September 30, 2008, an increase of 8.6% and 11.1%, respectively.  Total loans for the third quarter of 2009 rose 12.9% to $506.5 million, compared with $448.8 at December 31, 2008, and rose 14.2% compared with $443.7 million at September 30, 2008.

At September 30, 2009, the Company’s allowance for loan losses was $7.4 million, compared with $6.8 million at December 31, 2008.  Non-accrual loans were $16.9 million at September 30, 2009, compared with $13.0 million at December 31, 2008.  The allowance for loan losses as a percentage of total loans at September 30, 2009 was 1.46%, compared with 1.52% at December 31, 2008.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and Federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net (loss) income is also affected by its provision for loan losses, other income and other expenses.  Other income consists primarily of gains on security sales, service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs, goodwill impairment and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Nine Months ended September 30, 2009	For the Year ended December 31, 2008
Performance Ratios:
Return on average assets	(1.19%)	0.15%
Return on average tangible assets	(1.24%)	0.15%
Return on average shareholders' equity	(8.88%)	1.09%
Return on average tangible shareholders' equity	(12.91%)	1.69%
Average equity to average assets	13.14%	13.35%
Average tangible equity to average tangible assets	9.46%	9.03%
Common stock dividend payout	0.00%	0.00%

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

Three months ended September 30, 2009 compared to September 30, 2008

Interest Income

Total interest income for the three months ended September 30, 2009 increased by $78 thousand, or 1.0%, to $7.8 million, from $7.7 million for the three months ended September 30, 2008.  The increase in interest income was primarily due to volume-related increases in interest income amounting to $928 thousand as well as partially being offset by interest rate-related decreases in income of $850 thousand for the third quarter of 2009 as compared to the same prior year period.  The decrease in market interest rates from late 2007 through the third quarter of 2009 accounted for the decrease in yield on interest-earning assets.  Between September 18, 2007 and March 31, 2009, the Federal Reserve decreased the Federal funds rate 5.25% to an intended Federal funds target rate ranging from 0% to 0.25%, where it remained throughout the third quarter of 2009.

Interest and fees on loans increased by $259 thousand, or 3.7%, to $7.2 million for the three months ended September 30, 2009 compared to $6.9 million for the corresponding period in 2008.  Of the $259 thousand increase in interest and fees on loans, $920 thousand is attributable to volume-related increases which were partially offset by $661 thousand attributable to interest rate-related decreases.  The Company experienced reduced yields on its loan portfolio, as interest rates on its new and variable rate loans decreased as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the three months ended September 30, 2009 increased by $58.2 million, or 13.3%, to $497.3 million from $439.1 million for the corresponding period in 2008.  The average annualized yield on the loan portfolio was 5.74% for the quarter ended September 30, 2009 compared to 6.26% for the quarter ended September 30, 2008.  Also contributing to the decrease in yield on the Company’s loan portfolio was the increase in the balance of non-accruing loans, which amounted to $16.9 million and $5.9 million at September 30, 2009 and 2008, respectively.

Interest income on Federal funds sold was $12 thousand for the three months ended September 30, 2009, representing a decrease of $49 thousand, or 80.3%, from $61 thousand for the three months ended September 30, 2008.  For the three months ended September 30, 2009, Federal funds sold had an average balance of $27.7 million with an average annualized yield of 0.17%.  For the three months ended September 30, 2008, this category had average balances of $12.8 million with an average annualized yield of 1.90%.  The Federal funds rate decreased over 400 basis points between December 2007 and March 31, 2009, and remained at a targeted range of 0% to 0.25% throughout the third quarter of 2009.

Interest income on investment securities totaled $594 thousand for the three months ended September 30, 2009 compared to $726 thousand for the three months ended September 30, 2008.  The decrease in interest income on investment securities was primarily attributable to our replacement of maturities, calls and principal pay-downs of existing securities with new purchases that had generally lower rates resulting from the lower rate environment.  For the three months ended September 30, 2009, investment securities had an average balance of $57.7 million with an average annualized yield of 4.12% compared to an average balance of $63.1 million with an average annualized yield of 4.60% for the three months ended September 30, 2008.

Interest expense on interest-bearing liabilities amounted to $2.0 million for the three months ended September 30, 2009, compared to $3.0 million for the corresponding period in 2008, a decrease of $967 thousand, or 32.3%.  Of this decrease in interest expense, $1.4 million was due to rate-related decreases on interest-bearing liabilities.  This decrease was partially offset by $467 thousand of volume related increases on interest-bearing liabilities.

During 2008 and through the first nine months of 2009, management employed promotional programs designed to increase core deposit growth in the Company. These programs included remote deposit capture, the offering of health savings accounts, “prestige savings” accounts for new branch promotional purposes, and the “CDARS” product, which is a deposit-gathering tool that supplies customers with higher limits for insured certificate of deposit balances.  In addition, uniform products and services were offered throughout our expanding branch network.  Also during this period, as the Federal funds rate was decreasing, management restructured the mix of our interest-bearing liabilities portfolio by decreasing our funding dependence on high-cost time deposits to lower-cost money market deposit products, savings account deposit products and to a lesser extent, borrowed funds.  The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $408.8 million for the three months ended September 30, 2009 compared to $339.1 million for the three months ended September 30, 2008, an increase of $69.7 million, or 20.6%.  The major components of our average deposit mix changed from $94.9 million in savings deposits, $114.4 million in money market account deposits, $137.5 million in time deposits and $73.3 million in non-interest demand deposits during the third quarter of 2008 to $177.1 million in savings deposits, $98.2 million in money market account deposits, $128.3 million in time deposits and $75.9 million in non-interest demand deposits during the third quarter of 2009.  This represents an increase of $82.2 million, or 86.6%, in savings deposits; a decrease of $16.2 million, or 14.2% in money market account deposits; a decrease of $9.2 million, or 6.7% in time deposits;  and an increase of $2.6 million, or 3.5%, in non-interest bearing demand deposits.  For the three months ended September 30, 2009, the average interest cost for all interest-bearing liabilities was 1.72%, compared to 2.89% for the three months ended September 30, 2008.

On occasion, management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the third quarter of 2009, management did not find it necessary to access additional funding through these sources, as our deposit growth throughout our expanding branch network exceeded our funding needs associated with maintaining adequate liquidity and funding our loan portfolio increases.  During the third quarter of 2008, we averaged $400 thousand in short-term borrowings in order to meet our daily liquidity requirements.  We view these funding sources as alternatives to pursuing higher cost certificates of deposit originated in our market area, when necessary.  Our strategies for increasing and retaining deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth, have combined to meet our liquidity needs.  The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits.  Average balances of repurchase agreements for the third quarter of 2009 decreased to $17.2 million, with an average interest rate of 1.69%, compared to $18.1 million, with an average interest rate of 2.47%, for the third quarter of 2008.  The lower interest rates paid during the third quarter of 2009 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income increased by $1.1 million, or 22.1%, to $5.8 million for the three months ended September 30, 2009 compared to $4.7 million for the corresponding period in 2008.  The increase in net interest income was primarily due to changes in interest income and interest expense, as described previously.  The net interest margin increased to 3.93% for the three months ended September 30, 2009 from 3.64% for the three months ended September 30, 2008.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense, as previously discussed.

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

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Federal funds sold	$27,655	$12	0.17%	$12,761	$61	1.90%
Investment securities	57,668	594	4.12%	63,128	726	4.60%
Loans (1) (2)	497,335	7,191	5.74%	439,083	6,932	6.26%

Total Interest Earning Assets	582,658	7,797	5.31%	514,972	7,719	5.95%

Non-Interest Earning Assets:
Allowance for loan losses	(7,042)			(5,405)
All other assets	56,164			51,264

Total Assets	$631,780			$560,831

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$40,514	78	0.76%	$38,363	96	0.99%
Savings deposits	177,097	698	1.56%	94,920	763	3.19%
Money market deposits	98,165	361	1.46%	114,374	808	2.80%
Time deposits	128,335	743	2.30%	137,536	1,138	3.28%
Repurchase agreements	17,152	73	1.69%	18,131	113	2.47%
Short-term borrowings	-	-	-	400	2	1.98%
Long-term debt	7,500	76	4.02%	7,500	76	4.02%

Total Interest Bearing Liabilities	468,763	2,029	1.72%	411,224	2,996	2.89%

Non-Interest Bearing Liabilities:
Demand deposits	75,894			73,340
Other liabilities	4,081			3,042

Total Non-Interest Bearing Liabilities	79,975			76,382

Shareholders' Equity	83,042			73,225

Total Liabilities and Shareholders' Equity	$631,780			$560,831

NET INTEREST INCOME		$5,768			$4,723

NET INTEREST SPREAD (3)			3.59%			3.06%

NET INTEREST MARGIN(4)			3.93%			3.64%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate

ASSETS
Interest Earning Assets:
Federal funds sold	$35,558	$48	0.18%	$7,454	$121	2.17%
Investment securities	59,658	1,904	4.26%	61,618	2,180	4.72%
Loans (1) (2)	475,642	20,391	5.73%	427,770	20,998	6.56%

Total Interest Earning Assets	570,858	22,343	5.23%	496,842	23,299	6.27%

Non-Interest Earning Assets:
Allowance for loan losses	(6,870)			(4,966)
All other assets	55,158			50,172

Total Assets	$619,146			$542,048

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$39,499	233	0.79%	$38,126	309	1.08%
Savings deposits	173,539	2,490	1.92%	50,648	1,017	2.68%
Money market deposits	96,065	1,235	1.72%	119,652	2,596	2.90%
Time deposits	130,737	2,513	2.57%	156,622	4,323	3.69%
Repurchase agreements	15,339	214	1.87%	17,975	353	2.63%
Short-term borrowings	-	-	-	952	20	2.81%
Long-term debt	7,500	225	4.01%	7,500	222	3.96%

Total Interest Bearing Liabilities	462,679	6,910	2.00%	391,475	8,840	3.02%

Non-Interest Bearing Liabilities:
Demand deposits	69,948			74,087
Other liabilities	3,682			3,322

Total Non-Interest Bearing Liabilities	73,630			77,409

Shareholders' Equity	82,837			73,164

Total Liabilities and Shareholders' Equity	$619,146			$542,048

NET INTEREST INCOME		$15,433			$14,459

NET INTEREST SPREAD (3)			3.24%			3.25%

NET INTEREST MARGIN(4)			3.61%			3.89%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2008			September 30, 2008
	Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Volume	Volume
	(Dollars in thousands)
Interest Earned On:
Federal funds sold	$71	$(120)	$(49)	$456	$(529)	$(73)
Investment securities	(63)	(69)	(132)	(23)	(253)	(276)
Loans (net of unearned income)	920	(661)	259	2,348	(2,955)	(607)

Total Interest Income	928	(850)	78	2,781	(3,737)	(956)

Interest Paid On:
NOW deposits	5	(23)	(18)	11	(87)	(76)
Savings deposits	661	(726)	(65)	2,465	(992)	1,473
Money market deposits	(115)	(332)	(447)	(511)	(850)	(1,361)
Time deposits	(76)	(319)	(395)	(714)	(1,096)	(1,810)
Repurchase agreements	(6)	(34)	(40)	(52)	(87)	(139)
Short-term borrowings	(2)	-	(2)	(20)	-	(20)
Long-term debt	-	-	-	-	3	3

Total Interest Expense	467	(1,434)	(967)	1,179	(3,109)	(1,930)

Net Interest Income	$461	$584	$1,045	$1,602	$(628)	$974

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2009 increased to $675 thousand, as compared to a provision for loan losses of $279 thousand for the corresponding 2008 period.  During the quarter ended September 30, 2009, we recorded the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, review of our non-performing loans, continued growth of the loan portfolio, and the generally weak economic conditions.

In management’s opinion, the allowance for loan losses, totaling $7.4 million at September 30, 2009, is adequate to cover losses inherent in the portfolio.  In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, our strategy has been to stay within our established credit culture.  Net loan originations increased by $14.4 million for the third quarter of 2009 compared to an increase of $29.7 million for the second quarter of 2009.  We anticipate increased loan volume during the remainder of 2009 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions.  Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2009, non-interest income amounted to $368 thousand compared to $486 thousand for the corresponding period in 2008.  This decrease of $118 thousand, or 24.3%, is primarily attributable to the recordation of an other-than-temporary impairment credit loss on an investment security totaling $51 thousand.  Management evaluates the securities portfolio for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Service fees on deposits were $146 thousand for the quarter ended September 30, 2009, a decrease of $26 thousand, or 15.1%, from $172 thousand for the quarter ended September 30, 2008. The decrease in other loan customer service fees for the third quarter of 2009 to $56 thousand from $148 thousand during the third quarter of 2008 principally resulted from a lower amount of loan prepayment penalty fees, as fixed rate loan prepayments decreased for the third quarter of 2009 compared to the same period in 2008.  Our other non-interest income increased by $51 thousand, or 39.5%, primarily as a result of fees generated by our Residential Mortgage operating unit.

Total Non-interest Expenses

Total non-interest expenses for the three months ended September 30, 2009 increased $7.0 million, to $11.4 million compared to $4.4 million for the three months ended September 30, 2008. The increase primarily relates to the $6.7 million goodwill impairment charge.  At September 30, 2009, our full-time equivalent number of employees totaled 148 compared to 137 at September 30, 2008.

Advertising expense increased by $15 thousand, or 25.0%, for the three months ended September 30, 2009 as compared to the prior year period, as management reallocated its resources and targeted additional promotions of our products and branch network.  Data processing fees increased by $55 thousand, or 34.2%, for the three months ended September 30, 2009 as compared to the prior year period, due primarily to residual conversion costs of our operating systems, which were successfully converted during May 2009.   Occupancy and equipment expense decreased by $43 thousand, or 4.9%, for the three months ended September 30, 2009 as compared to the prior year period.  The decrease in occupancy and equipment expenses resulted primarily from a greater amount of fully depreciated assets and a lower amount of fixed asset additions. Professional expenses decreased by $33 thousand, or 14.1%, for the third quarter of 2009 as compared to the third quarter of 2008, primarily as a result of our effort to reduce controllable costs.  Outside service fees decreased by $17 thousand, or 11.6%, for the third quarter of 2009 as compared to the third quarter of 2008, as we implemented cost containment programs in the 2009 period.  Insurance costs, exclusive of FDIC insurance, decreased by $4 thousand, or 4.7%, for the third quarter of 2009 as compared to the third quarter of 2008. Other operating expenses increased by $94 thousand, or 29.4%, to $414 thousand for the third quarter of 2009 from $320 thousand for the third quarter of 2008, reflecting normal operating increases associated with the overall growth of the Company, which were offset by cost efficiencies realized through the successful implementation of cost containment programs.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $67 thousand in amortization expense for the third quarter of 2009 compared to $76 thousand for the corresponding period in 2008 as well the $6.7 million goodwill impairment charge which occurred in three month period ended September 30, 2009.

FDIC insurance and assessments totaled $250 thousand for the third quarter of 2009 compared to $74 thousand during the same prior year quarter, representing a $176 thousand, or 237.8% increase.  The increase resulted from the increased risk-based assessment rates applicable to our deposit liabilities, which was uniformly applicable to all FDIC insured institutions.

As of September 30, 2009, each of the Bank’s capital ratios were within or exceeded the range to be considered a “well-capitalized” bank under Federal regulations.

Excluding the possible determination of future goodwill impairment charges, we currently anticipate continued increases in other non-interest expenses arising from our continuing operations.

Income Taxes

The Company recorded income tax expense of $282 thousand for the three months ended September 30, 2009 compared to $156 thousand for the three months ended September 30, 2008.  The effective tax rate for the three months ended September 30, 2009 excluding the goodwill impairment charge of $6.7 million, a permanent difference, was 35.9%, compared to 32.2% for the corresponding period in 2008.  The increase in the effective tax rate resulted from a lower proportion of tax exempt income as a percentage of total income.

Nine months ended September 30, 2009 compared to September 30, 2008

Interest Income

Total interest income for the nine months ended September 30, 2009 decreased by $956 thousand, or 4.1%, to $22.3 million, from $23.3 million for the nine months ended September 30, 2008.  The decrease in interest income was primarily due to interest rate-related decreases in income amounting to $3.7 million. This decrease in interest income was partially offset by volume-related increases in interest income amounting to $2.8 million.  The decrease in market interest rates from late 2007 through the third quarter of 2009 accounted for the decrease in yield on interest-earning assets.  Between September 18, 2007 and March 31, 2009, the Federal Reserve decreased the Federal funds rate 5.25% to an intended Federal funds target rate ranging from 0% to 0.25%, where it remained throughout the third quarter of 2009.

Interest and fees on loans decreased by $607 thousand, or 2.9%, to $20.4 million for the nine months ended September 30, 2009 compared to $21.0 million for the corresponding period in 2008.  Of the $607 thousand decrease in interest and fees on loans, $3.0 million is attributable to interest rate-related decreases, partially offset by $2.3 million attributable to volume-related increases.  The Company experienced reduced yields on its loan portfolio, as interest rates on its new and variable rate loans decreased as the Federal Reserve reduced the Federal funds rate.  The average balance of the loan portfolio for the nine months ended September 30, 2009 increased by $47.9 million, or 11.2%, to $475.6 million from $427.8 million for the corresponding period in 2008.  The average annualized yield on the loan portfolio was 5.73% for the nine months ended September 30, 2009 compared to 6.56% for the nine months ended September 30, 2008.  Also contributing to the decrease in yield on the loan portfolio was the increase in the balance of non-accruing loans, which amounted to $16.9 million and $5.9 million at September 30, 2009 and 2008, respectively.

Interest income on Federal funds sold was $48 thousand for the nine months ended September 30, 2009, representing a decrease of $73 thousand, or 60.3%, from $121 thousand for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, Federal funds sold had an average balance of $35.6 million with an average annualized yield of 0.18%.  For the nine months ended September 30, 2008, this category had average balances of $7.5 million with an average annualized yield of 2.17%.  The Federal funds rate decreased over 400 basis points between December 2007 and March 31, 2009, and remained at a targeted range of 0% to 0.25% throughout the third quarter of 2009.

Interest income on investment securities totaled $1.9 million for the nine months ended September 30, 2009 compared to $2.2 million for the nine months ended September 30, 2008.  The decrease in interest income on investment securities was primarily attributable to our replacement of maturities, calls and principal pay-downs of existing securities with new purchases that had generally lower rates resulting from the lower rate environment.  For the nine months ended September 30, 2009, investment securities had an average balance of $59.7 million, with an average annualized yield of 4.26%, compared to an average balance of $61.6 million, with an average annualized yield of 4.72%, for the nine months ended September 30, 2008.

Interest expense on interest-bearing liabilities amounted to $6.9 million for the nine months ended September 30, 2009, compared to $8.8 million for the corresponding period in 2008, a decrease of $1.9 million, or 21.8%.  Of this decrease in interest expense, $3.1 million was due to rate-related decreases on interest-bearing liabilities, partially offset by $1.2 million of volume related increases on interest-bearing liabilities.

As previously discussed, during 2008 and through the first nine months of 2009, management employed promotional programs designed to increase core deposit growth in the Company.

The average balance of our deposit accounts and agreements to repurchase securities products, excluding certificates of deposit, was $394.4 million for the nine months ended September 30, 2009 compared to $300.5 million for the nine months ended September 30, 2008, an increase of $93.9 million, or 31.2%.  The major components of our average deposit mix changed from $50.6 million in savings deposits, $119.7 million in money market account deposits, $156.6 million in time deposits and $74.1 million in non-interest demand deposits during the first nine months of 2008 to $173.5 million in savings deposits, $96.1 million in money market account deposits, $130.7 million in time deposits and $69.9 million in non-interest demand deposits during the first nine months of 2009.  This represents an increase of $122.9 million, or 242.6%, in savings deposits; a decrease of $23.6 million, or 19.7% in money market account deposits;  a decrease of $25.9 million, or 16.5% in time deposits; and a decrease of $4.1 million, or 5.6%, in non-interest bearing demand deposits.  For the nine months ended September 30, 2009, the average interest cost for all interest-bearing liabilities was 2.00% compared to 3.02% for the nine months ended September 30, 2008.

As previously discussed, on occasion, management utilizes its borrowing lines and accesses wholesale certificates of deposit to fund the growth in its loan portfolio pending deposit inflows and to fund daily cash outflows in excess of daily cash deposits and Federal funds sold.  During the first nine months of 2009, management did not find it necessary to access additional funding through these sources, as our deposit growth throughout our expanding branch network exceeded our funding needs associated with maintaining adequate liquidity and funding our loan portfolio increases.  During the first nine months of 2008, we averaged $952 thousand in short-term borrowings in order to meet our daily liquidity requirements.  Average balances of repurchase agreements for the first nine months of 2009 decreased to $15.3 million, with an average interest rate of 1.87%, compared to $18.0 million, with an average interest rate of 2.63%, for the first nine months of 2008.  The lower interest rates paid during the first nine months of 2009 resulted from the Federal Reserve’s decreases in the Federal funds rate, as previously described.

Net interest income increased by $974 thousand, or 6.7%, to $15.4 million for the nine months ended September 30, 2009 compared to the corresponding period in 2008.  The increase in net interest income was due to changes in interest income and interest expense described previously.  The net interest margin decreased to 3.61% for the nine months ended September 30, 2009 from 3.89% for the nine months ended September 30, 2008.  This decrease is also attributed to the decreases in interest income that were partially offset by the changes in interest expense, as previously discussed.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2009 increased to $1.2 million, as compared to a provision for loan losses of $953 thousand for the corresponding 2008 period.  During the nine months ended September 30, 2009, we recorded the provision based on our assessment and evaluation of risk inherent in the loan portfolio, review of our non-performing loans, continued growth of the loan portfolio, $612 thousand of loan charge-offs and the generally weak economic conditions.  The prior year period reflects management’s recognition of a broad downgrade in the asset quality of the real estate component of the loan portfolio based on the rapid decline in the economy during the 2008 period.

In management’s opinion, the allowance for loan losses, totaling $7.4 million at September 30, 2009, is adequate to cover losses inherent in the portfolio.  In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, the Company’s strategy has been to stay within our established credit culture.  Net loan originations increased to $57.7 million during the first nine months of 2009 compared to an increase of $17.1 million in the first nine months of 2008.  We anticipate increased loan volume during the remainder of 2009, as we continue to target creditworthy customers that have become dissatisfied with their relationships with larger institutions.  Management will continue to review the need for additions to its allowance for loan losses based upon its monthly review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the nine months ended September 30, 2009, non-interest income amounted to $1.6 million compared to $1.2 million for the corresponding period in 2008.  This increase of $350 thousand, or 28.0%, is attributable to the recording of realized gains from the sale of securities available-for-sale, which amounted to $487 thousand.  The gains from sales of available-for-sale securities resulted primarily from our successful strategic initiative in the first quarter of 2009 to reposition our investment securities portfolio to a shorter duration.

Service fees on deposits were $469 thousand for the nine months ended September 30, 2009, a decrease of $36 thousand, or 7.1%, from $505 thousand for the nine months ended September 30, 2008.  The decrease in service fees on deposits was due primarily to normal cyclical fluctuations of activity within our deposit base.  The decrease in other loan customer service fees for the first nine months of 2009 to $109 thousand from $227 thousand for the first nine months of 2008 resulted from a lower amount of loan prepayment penalty fees, as fixed rate loan prepayments decreased during the first nine months of 2009 compared to the same period in 2008.  Other non-interest income increased by $156 thousand, or 38.5%, for the first nine months of 2009 as compared to the first nine months of 2008, primarily as a result of fees generated by our Residential Mortgage operating unit.

For the nine month period ended September 30, 2009, we recorded an other-than-temporary impairment credit loss on an investment security totaling $135 thousand.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.

Total Non-interest Expenses

Non-interest expenses for the nine months ended September 30, 2009 increased $8.0 million, or 62.6%, to $20.7 million compared to $12.7 million for the nine months ended September 30, 2008. The increase is primarily attributed to the goodwill impairment charge of $6.7 million during the nine months ended September 30, 2009.

The Company’s salary and employee benefits increased $255 thousand, or 3.7%, primarily as a result of higher health insurance costs and generally higher employment costs resulting from branch expansion and normal merit increases.  We opened our Fanwood banking office in March 2008 and our Manasquan banking office was opened in June 2008.   At September 30, 2009, our full-time equivalent number of employees totaled 148 compared to 137 at September 30, 2008. Advertising expense for the first nine months of 2009 increased by $49 thousand, or 27.7%, compared to the first nine months of 2008, as management reallocated its resources and targeted additional promotions of our products and branch network.  For the first nine months of 2009, data processing fees increased by $268 thousand, or 62.0%, compared to the prior year period due primarily to $165 thousand to convert our operating systems, which were successfully converted during May 2009.  In addition to the data conversion expenses, we incurred additional costs associated with the servicing of new financial products and the implementation of new data circuit technology in the first nine months of 2009.   Occupancy and equipment expense decreased by $60 thousand, or 2.4%, for the first nine months of 2009 as compared to the first nine months of 2008. Professional expenses decreased by $74 thousand, or 11.4%, for the first nine months of 2009 as compared to the first nine months of 2008, as we continued our efforts to reduce controllable expenses that did not affect our growth, safety or soundness.  Outside service fees decreased by $5 thousand, or 1.2%. Insurance costs, exclusive of FDIC insurance, decreased by $7 thousand, or 2.9%, for the first nine months of 2009 as compared to the first nine months of 2008, due primarily to efficiencies realized by combining certain insurance policies that were previously issued to our two bank subsidiaries that are now consolidated. We also realized cost efficiencies by evaluating and restructuring existing policies with more cost effective terms.  Other operating expenses increased by $154 thousand, or 15.6%, to $1.1 million for the first nine months of 2009 from $987 thousand for the first nine months of 2008 and reflected normal operating increases associated with the overall growth of the Company, partially offset by cost efficiencies realized through the successful implementation of cost containment programs initiated during the third quarter of 2009.  Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $211 thousand in amortization expense for the first nine months of 2009 compared to $239 thousand for the corresponding period in 2008.

FDIC insurance and assessments totaled $904 thousand during the first nine months of 2009 compared to $210 thousand during the same prior year period, representing a $694 thousand, or 330.5% increase.  The increase resulted from the one-time FDIC Special Assessment of $288 thousand accrued during the second quarter of 2009, in addition to increased risk-based assessment rates applicable to our deposit liabilities.  The FDIC has the option of assessing up to two additional special assessments during 2009 and the increased risk-based assessment rates applicable to deposit liabilities are uniformly applicable to all FDIC insured institutions.

We currently anticipate continued increases in non-interest expense for the remainder of 2009 and beyond, as we incur costs related to the expansion of our branch system and our lending activities, and ongoing efforts to penetrate our target markets.

Income Taxes

The Company recorded income tax expense of $646 thousand for the nine months ended September 30, 2009 compared to $683 thousand for the nine months ended September 30, 2008.  The effective tax rate for the nine months ended September 30, 2009 excluding the goodwill impairment charge, a permanent difference, of $6.7 million was 34.9%, compared to 33.9% for the corresponding period in 2008.

FINANCIAL CONDITION

General

Total assets increased to $620.3 million at September 30, 2009, compared to $570.2 million at December 31, 2008, an increase of $50.1 million, or 8.8%.  The increase in total assets was funded primarily by the growth in our deposit base, which increased by $40.8 million, or 8.6%, to $515.6 million at September 30, 2009 from $474.8 million at December 31, 2008.  Additional capital amounting to $9.0 million was provided by U.S. Government TARP funds which we obtained during the first quarter of 2009.  Additional funding totaling $5.5 million was obtained from increases in our balance of securities sold under agreements to repurchase. Funds supplied by these sources were used to increase our loan portfolio, which grew by $57.7 million, or 12.9%, to $506.5 million at September 30, 2009 compared to $448.8 million at December 31, 2008.  Cash and cash equivalents increased by $9.1 million, or 39.6%, to $32.1 million at September 30, 2009 compared to $23.0 million at December 31, 2008.  Although we are currently experiencing reduced earnings as a result of the excess liquidity in the form of Federal funds sold and the corresponding low earning rate, management anticipates redeploying this liquidity into higher earning loans and investment securities during future periods.

Goodwill

Goodwill at September 30, 2009 was $18.1 million, a decrease of $6.7 million from goodwill of $24.8 million December 31, 2008 and September 30, 2008.  The decrease, which was due to a $6.7 million non-cash goodwill impairment charge recorded in the third quarter of 2009, represents the write-off of a portion of the goodwill recorded as a result of the Company’s 2006 acquisition of Town Bank.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets, or otherwise.  See Note 3 to the Consolidated Financial Statements for further discussion on goodwill.

Securities Portfolio

We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of the U.S. government and agencies, government-sponsored entities, tax-exempt municipal securities and a limited amount of corporate debt securities.  All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations which are guaranteed by privately managed, United States government-sponsored agencies such as Fannie Mae, Freddie Mac, Federal Home Loan Mortgage Association and Government National Mortgage Association.  At September 30, 2009, we maintained $23.3 million of mortgage-backed securities in our investment securities portfolio, all of which are current as to payment of principal and interest.

Investment securities totaled $53.8 million at September 30, 2009 compared to $64.7 million at December 31, 2008, a decrease of $10.9 million, or 16.8%. Investment securities purchases amounted to $23.4 million during the nine months ended September 30, 2009.  Funding for the investment securities purchases came primarily from proceeds from repayments and maturities of securities, which amounted to $26.6 million and sales of securities available-for-sale, which amounted to $7.9 million during the nine months ended September 30, 2009.  Included in the Company’s investment portfolio are trust preferred securities consisting of four single issue securities and one pooled issue security.  These securities have an amortized cost value of $3.3 million and a fair value of $2.0 million at September 30, 2009.  The unrealized loss on these securities is related to general market conditions and the resultant lack of liquidity in the market.  The single issue securities are from large money center banks.  The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security.  Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid.  Total impairment on this security was $352,000 for the nine months ended September 30, 2009.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $51,000 and $135,000 was recognized on the income statement for the three months and nine months ended September 30, 2009.  The Company recognized in other comprehensive income $217,000 of the other-than-temporary impairment.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations.  As of September 30, 2009, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments.  Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2009 and December 31, 2008.

	September 30,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$127,443	25.2%	$120,404	26.8%
Real estate – construction	70,588	13.9%	76,128	17.0%
Real estate – commercial	222,984	44.0%	177,650	39.6%
Real estate – residential	28,881	5.7%	19,860	4.4%
Consumer	56,696	11.2%	54,890	12.2%
Other	139	0.0%	119	0.0%
Unearned fees	(231)	0.0%	(271)	(0.0)%
Total loans	$506,500	100.0%	$448,780	100.0%

For the nine months ended September 30, 2009, loans increased by $57.7 million, or 12.9%, to $506.5 million from $448.8 million at December 31, 2008.  Our loan portfolio continues to increase each quarter during 2009 with a $14.4 million, or 2.9% increase for the three months ended September 30, 2009. We anticipate increased loan volume during the remainder of 2009 as we continue to target creditworthy customers that have become dissatisfied with their relationships with larger institutions.  During the first nine months of 2009, we also continued to deemphasize construction lending during an increasingly difficult economic environment.

Asset Quality

Non-performing loans consist of non-accrual loans, loans past due 90 days or more and still accruing, and loans that have been renegotiated to provide a reduction of or deferral of interest or principal because of a weakening in the financial positions of the borrowers.  Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.  Any unpaid interest previously accrued on those loans is reversed from income.  Payments received on non-accrual loans are either applied to the outstanding principal or recorded as interest income, depending on management’s assessment of the collectibility of the loan.  At September 30, 2009, the Company had $16.9 million of non-accrual loans, $1.0 million of restructured loans and $2.8 million of loans past due 90 days or more and still accruing.  The $2.8 million of loans past due 90 days or more and still accruing are in the process of refinancing in the near term and all principal and interest is expected to be collected.  At December 31, 2008, the Company had $13.0 million of non-accrual loans, no restructured loans, and no loans past due 90 days or more and still accruing.  The Company also had $680 thousand of other real estate owned due to foreclosure at September 30, 2009 compared to none at December 31, 2008.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  At September 30, 2009 and December 31, 2008, the recorded investment in impaired loans, totaled $27.8 and $17.7 million, respectively, of which $19.0 million and $9.3 million, respectively, required no specific allowance for loan losses.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $8.9 million and $8.4 million at September 30, 2009 and December 31, 2008, respectively.  The allowance allocated to these impaired loans was $2.6 million and $2.3 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 impaired loans consisted primarily of $19.2 million of land, lot and construction and development related loans and $8.6 million of improved real estate secured loans.  Over 99.8% of impaired loans are secured.  Impaired loans include one relationship of $4.2 million secured by five residential building lots of which one residence is nearly complete and under contract of sale.  No allowance has been allocated to this relationship due to the underlying collateral valuation.  The next largest impaired loan relationship amounts to $2.8 million which is secured by vacant land and income producing commercial and residential properties, and no allowance has been allocated to this relationship due to the underlying collateral valuation.  Of those loans with an allowance allocation, $1.4 million has been allocated against a loan relationship of $1.6 million which is secured by unapproved vacant land.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008.

	September 30,		December 31,
	2009	2008	2008
	(in thousands, except percentages)

Balance at beginning of year	$6,815	$4,675	$4,675
Provision charged to expense	1,180	953	2,301
Loans (charged off) recovered, net	(610)	(2)	(161)

Balance of allowance at end of period	$7,385	$5,626	$6,815

Ratio of net charge-offs to average loans outstanding	0.13%	0.00%	0.04%

Balance of allowance as a percent of loans at period-end	1.46%	1.27%	1.52%

At September 30, 2009, the Company’s allowance for loan losses was $7.4 million, compared with $6.8 million at December 31, 2008.  Loss allowance as a percentage of total loans at September 30, 2009 was 1.46%, compared with 1.52% at December 31, 2008.  The reduction in the loan loss allowance percentage is the result of a number of factors, including the addition of new loans to the portfolio requiring lower reserves, and the effect of loan charge-offs during 2009.  Net charge-offs for the nine months ended September 30, 2009 were $610 thousand, compared to $161 thousand for the year ended December 31, 2008.  Non-performing loans at September 30, 2009 are either well-collateralized or adequately reserved for in the allowance for loan losses.

The allowance for loan losses is available for losses incurred or expected on extensions of credit.  Additions are made to the allowance through periodic provisions that are charged to expense.  During the first nine months of 2009, we charged-off $612 thousand of loan balances, recovered $2 thousand of previously charged-off loans and expensed $1.2 million for additional loan loss provisions based upon our new loan growth and expected loss experience.  During the first nine months of 2008, we expensed $953 thousand for additional loan loss provisions based primarily upon our assessment of risk within our loan portfolio and the then current economy.

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

Bank-owned Life Insurance

During 2004, we invested in $3.5 million of bank-owned life insurance as a source of funding for employee benefit expenses and for the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004, which provides for payments upon retirement, death or disability.  Under the SERP agreement, the participants upon separating from service on or after normal retirement age (age 65) are entitled to annual benefits as disclosed in the Salary Continuation Plan.  Expenses related to the Salary Continuation Plan were approximately $54,000 and $58,000 for the nine-months ended September 30, 2009 and 2008, respectively.  Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers of the Bank.  The Bank is the owner and beneficiary of the policies.  Increases in the cash surrender values of this investment are recorded in other income in the statements of operations.

Bank-owned life insurance increased by $108 thousand during the nine months ended September 30, 2009 compared to $112 thousand during the first nine months of 2008 as a result of increases in the cash surrender value of this investment in the 2009 period, which amounted to $4.2 million at September 30, 2009.

Premises and Equipment

Premises and equipment, net totaled approximately $5.0 million and $5.7 million at September 30, 2009 and December 31, 2008, respectively.  Although the Company purchased premises and equipment amounting to $154 thousand primarily to replace fully depreciated and un-repairable equipment in the first nine months of 2009, premises and equipment, net decreased; as such purchases were more than offset by depreciation expenses totaling $794 thousand.

Intangible Assets

Intangible assets totaled $19.0 million at September 30, 2009 compared to $26.0 million at December 31, 2008.  The Company’s intangible assets at September 30, 2009 were comprised of $18.1 million of goodwill and $938 thousand of core deposit intangibles, net of accumulated amortization of $1.2 million.  At December 31, 2008, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.1 million of core deposit intangibles, net of accumulated amortization of $957 thousand.  During 2009, the Company analyzed its goodwill for impairment in accordance with GAAP, determined that $6.7 million of goodwill was impaired at September 30, 2009 and accordingly charged-off such amount.

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

At September 30, 2009, total deposits amounted to $515.6 million, reflecting an increase of $40.8 million, or 8.6%, from December 31, 2008.  Decreases in certificates of deposit balances and money market account balances were more than offset by increases in our savings account deposits.  We believe that the net increase in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs.  Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds.  However, due to market rate changes and competitive pressures, we have found savings account promotions and promotions of other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to fund our loan originations at present.

Core deposits consist of all deposits, except certificates of deposit in excess of $100 thousand.  Core deposits at September 30, 2009 accounted for 86.2% of total deposits, compared to 86.8% at December 31, 2008.  During the nine months ended September 30, 2009, the Company marketed savings account products and other interest-bearing deposit products instead of promoting certificates of deposit, for the purpose of increasing deposits to fund the loan portfolio and increase liquidity.  The Company found this strategy was able to provide a more cost-effective source of funding when used in conjunction with the utilization of our borrowing lines at the Federal Home Loan Bank of New York (“FHLB”) and other correspondents.  However, during the period ended September 30, 2009, we experienced an increase in our certificates of deposit over $100 thousand, which increased from $62.9 million at December 31, 2008 to $70.9 million at September 30, 2009.  We believe the increase in our balance of certificates of deposit over $100 thousand to be the result of deposits invested with the “CDARS” product, which is a deposit gathering tool that supplies customers with higher limits for insured certificate of deposit balances.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million.  These borrowings are priced on a daily basis.  There were no borrowings under this line at September 30, 2009 and December 31, 2008.  The Bank also maintains secured borrowing lines with the FHLB in an amount of up to approximately $69.0 million.  At September 30, 2009 and December 31, 2008, we had no short-term borrowings under this line.

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreements to repurchase increased to $16.9 million at September 30, 2009 from $11.4 million at December 31, 2008, an increase of $5.5 million, or 48.2%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors.  The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis.  The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold.  With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs.  At September 30, 2009, the Company had $22.8 million of Federal funds sold, compared to $14.9 million of Federal funds sold at December 31, 2008.  The increase in Federal funds sold was primarily due to cash inflows resulting from our deposit growth exceeding our loan growth and the investment securities transactions and TARP transaction previously discussed.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial lines of credit	$57,202	$41,220
One-to-four family residential lines of credit	29,585	29,257
Commitments to grant commercial and construction loans secured by real estate	39,850	32,092
Commercial and financial letters of credit	6,318	8,651
	$132,955	$111,220

Capital

Shareholders’ equity increased by approximately $3.4 million, or 4.6%, to $76.7 million at September 30, 2009 compared to $73.3 million at December 31, 2008.  The previously discussed goodwill impairment charge of $6.7 million was more than offset by $1.2 million of other net operating income before the goodwill charge, stock option compensation amounting to $128 thousand and $9.0 million in TARP proceeds, as previously discussed, and was reduced by $305 thousand pertaining to cash dividends paid and accrued on preferred stock.  These changes in shareholders’ equity were further affected by a net increase in unrealized gains on securities available for sale, net of tax, amounting to $50 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.  Management believes that, at September 30, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the Bank, at September 30, 2009 and December 31, 2008, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008
Community Partners	9.34%	8.53%	10.79%	10.00%	12.04%	11.25%
Two River	9.24%	8.38%	10.65%	9.80%	11.90%	11.05%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Recent Legislation

Concurrent with the announcement of the CPP, the FDIC provided an increase in deposit insurance coverage for certain types of non-interest bearing accounts.  Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000.  Institutions may choose whether to continue the coverage and be charged the surcharge.  To opt out of the program, institutions must have notified the FDIC by December 5, 2008.  This coverage is to expire on December 31, 2009.  The Company elected to continue this coverage through December 31, 2009.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMUNITY PARTNERS BANCORP

Date: November 16, 2009	By:	/s/ CHARLES T. PARTON
Charles T. Parton
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ MICHAEL J. GORMLEY
Michael J. Gormley
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)