Form 10-K
period 2009-12-31
Community Partners Bancorp
filed 2010-03-31
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number)

1250 Highway 35 South, Middletown, NJ 07748
(Address of Principal Executive Offices, including Zip Code)

(732) 706-9009
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $26,412,796.

As of March 15, 2010, 7,182,497 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2009.

FORM 10-K

i

PART I

Forward-Looking Statements

When used in this and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an authorized executive officer of ours, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of ours of any such expressions made by a third party with respect to us) are intended to identify statements constituting “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by these sections. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed in this report under the heading “Risk Factors”; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; developments in the financial services industry and U.S. and global credit markets; changes in the direction of the economy nationally or in New Jersey; changes in interest rates; competition; loss of management and key personnel; government regulation; environmental liability; failure to implement new technologies in our operations; changes in our liquidity; changes in our funding sources; failure of our controls and procedures; disruptions of our operational systems and relationships with vendors; and our success in managing risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of our business and operations are described in Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1.  Business.

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements set forth in this report.

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

Effective December 31, 2008, Community Partners consolidated its two wholly owned bank subsidiaries, The Town Bank (“Town Bank”), based in Westfield, New Jersey, and Two River Community Bank (“Two River”), based in Middletown, New Jersey. The two banks have been under common partnership since Community Partners was organized to acquire them, in a transaction that took place in April 2006. The consolidation streamlined operations and created administrative efficiencies and reductions in overhead costs. For legal and regulatory purposes, there is now only one New Jersey state-chartered commercial bank, Two River Community Bank, which we also refer to herein as the “Bank.”  The Town Bank branches have used the Town Bank name and have operated as a division of Two River Community Bank. On or about April 1, 2010, the Town Bank branches will operate under the Two River Community Bank title. The entire branch network comprises 15 branches in Monmouth and Union counties, New Jersey.

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

As of December 31, 2009, the Company had consolidated assets of $640.0 million, total deposits of $535.4 million and shareholders’ equity of $76.8 million.

Employees

As of December 31, 2009, the Company and its subsidiaries had 158 employees, of whom 141 were full-time and 17 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals principally in Monmouth and Union counties, New Jersey. The Bank also offers its customers numerous banking products such as safe deposit boxes, a night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Bank currently operates 15 banking offices in Monmouth and Union counties, New Jersey and a non-banking operations facility. The Bank’s principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Allaire, Atlantic Highlands, Cliffwood, Manasquan, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), West Long Branch, Westfield (2), Cranford and Fanwood, New Jersey.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit. In addition, the Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on certificate of deposit (“CD”) products. Other products and services include remote deposit capture, safe deposit boxes; ACH services; debit and ATM card services and Visa gift cards. Other service products include traveler’s checks, money orders, treasurer’s checks, and direct deposit facilities. We also offer customers the convenience of a full complement of internet banking services that allow them to check account balances, receive email alerts, transfer funds, initiate stop payment requests, and pay their bills.

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

The Bank presently generates the vast majority of our loans in the State of New Jersey, with a significant portion in Union and Monmouth counties. Loans are generated through marketing efforts, the Bank’s present customers, walk-in customers, referrals, the directors, founders and members of advisory boards of the Bank. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices and sound management. The Bank has an established written loan policy that has been adopted by the board of directors and is reviewed annually. Any loan to Bank or Company directors or their affiliates must be reviewed and approved by the Bank’s board of directors in accordance with the loan policy for such loans as well as applicable state and federal law. Under our loan policies, approvals of affiliate transactions are made only by independent board members.

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

 Our principal earning assets are loans originated or participated in by the Bank. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure. Because the vast majority of the loans are made to borrowers located in Union and Monmouth counties, New Jersey, each loan or group of loans presents a geographical risk and credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in interest rates.

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, an inspection of the property before disbursement of funds during the stages of the construction process, and approval from an identified source for the permanent takeout.

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

Commercial Loans

We make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured and secured basis. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. To further enhance our security position, we generally require personal guarantees of the principal owners of the entities to which we lend. These loans are made on both a line of credit basis and on a fixed-term basis ranging from one to five years in duration. When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of corporate debt and its principal owners’ payment history of personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, the value of the collateral and the financial strength of the guarantor.

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

Residential Real Estate and Consumer Loans

We offer a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit and loans, personal loans, automobile loans and overdraft protection. We do not originate subprime or negative amortization loans.

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

Participation Loans

We underwrite all loan participations to our own underwriting standards and will not participate in a loan unless each participant has a substantial interest in the loan relationship with the borrower. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we look for the lead lender to provide annual financial statements for the borrower. Generally, we also conduct an annual internal loan review for loan participations.

Asset Quality

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. As we continue to grow and leverage our capital, we envision that loans will continue to be our principal earning assets. An inherent risk in lending is the borrower’s ability to repay the loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing, and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. When a loan is classified as non-accrual, interest accruals cease and all past due interest is reversed and charged against current income. Until the loan becomes current as to principal or interest, as applicable, any payments received from the borrower are applied to outstanding principal, fees and costs to the Bank, unless we determine that the financial condition of the borrower and other factors merit recognition of such payments as interest. Non-performing assets are further discussed within the “Asset Quality” section under Item 7 of this report.

We utilize a risk system, as described below under the section titled “Allowance for Loan Losses”, as an analytical tool to assess risk and set appropriate reserves. In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and paying capacity of the obligor or of the collateral pledged, if any. Loans with this classification have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected. A loan is classified “doubtful” when it has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and of such little value that the asset’s continuance as an asset on the balance sheet is not warranted.

In addition to categories for non-accrual loans and loans past due 90 days or more that are still accruing interest, we maintain a “watch list” of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods. Loans on this list are subject to heightened scrutiny and more frequent review by management.

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

Risk Management

Managing risk is an essential part of a successful financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for on a fair value basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, and technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To further enhance our credit risk management strategy, we engage an industry standard third party loan review firm to provide greater portfolio surveillance. When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and a series of phone calls are made under payment resolution. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful resolution can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

We conduct our asset/liability management through consultation with members of our board of directors, senior management and an outside financial advisor. The asset/liability investment committee, commonly known as an ALCO committee, is comprised of the president, senior officers and certain members of our board of directors. The ALCO committee, in consultation with our board of directors, is responsible for the review of interest rate risk and evaluates future liquidity needs over various time periods.

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

The ALCO committee is responsible for monitoring the investment portfolio and ensuring that investments comply with the investment policy. The ALCO committee may from time to time consult with investment advisors.  The Bank’s president and its chief financial officer working with the financial advisor may purchase or sell securities in accordance with the guidelines of the ALCO committee. The board of directors review the components, including new transactions of the investment portfolio on a monthly basis.

Deposit Products

We emphasize relationships with commercial and individual customers and seek to obtain transaction accounts, which are frequently non-interest bearing deposits or lower cost interest bearing checking, savings and money market deposit accounts.

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

The Bank’s deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. Deposits are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. The Bank participates in CDARS, a service that enables us to provide our customers with additional FDIC insurance on CD products. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in our market area.

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

At the invitation of the Treasury, we decided in January 2009 to enter into a Securities Purchase Agreement with the Treasury that provides for our participation in the TARP Capital Purchase Program. On January 30, 2009, the Company issued and sold to the Treasury 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), with a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 297,116 shares of the Company’s common stock at an exercise price of $4.54 per share, as adjusted for the 3% stock dividend declared in August 2009. Under the terms of the TARP Capital Purchase Program, the Treasury’s consent will be required for the payment of any cash dividends to common stockholders, or the Company’s redemption, purchase or acquisition of common stock of the Company until the third anniversary of the issuance of the Senior Preferred Stock to the Treasury unless prior to such third anniversary the Senior Preferred Stock are redeemed in whole or the Treasury has transferred all of these shares to third parties.

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law. The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to the Company and to the extent the Treasury may implement these restrictions unilaterally, the Company will apply these provisions. The provisions may be retroactive. In their January 2009 agreements, our senior executive officers   waived their contract or legal rights with respect to these new and retroactive provisions. The compensation-related limitations applicable to the Company which have been added or modified by the Stimulus Act are as follows, which provisions must be included in standards established by the Treasury:

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

Incentive Compensation

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate their key employees.

Dividend Restrictions

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the New Jersey State Department of Banking and Insurance and of the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Community Partners did not pay any cash dividends to common shareholders in 2009 and does not contemplate the payment of cash dividends to common shareholders in 2010. On August 25, 2009, Community Partners declared a 3% stock dividend, which was distributed on October 23, 2009 to common shareholders of record as of September 25, 2009.

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

The Bank’s deposits are insured up to a maximum of $250,000 per depositor through December 31, 2013 under the Deposit Insurance Fund. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) is applicable to depository institutions and deposit insurance. The FDICIA required the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC was required to establish an insurance premium assessment system. Under this ruling, the initial assessment rates will be based on the following components: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. The Bank is also subject to a quarterly FICO assessment.

In May 2009, the FDIC adopted a final special assessment rule that assessed the industry 5 basis points on total assets less Tier 1 capital. The Company was required to accrue the charge during the second quarter of 2009, which amounted to approximately $288,000, even though the FDIC collected the fee at the end of the third quarter when the regular quarterly assessments for the second quarter were collected.

On November 12, 2009, the FDIC Board approved the final ruling for the risk-based deposit insurance assessment system. Under this ruling, the initial assessment rates will be based on the following components: 1) Weighted average CAMEL ratings, 2) Tier 1 leverage ratio, 3) Loans past due 30-89 days/gross assets, 4) Nonperforming assets/gross assets, 5) Net loan charge-offs/gross assets, 6) Net income before taxes/risk-weighted assets, 7) Adjusted brokered deposit ratio. The component data was collected as of September 30, 2009. In addition, on November 17, 2009, the FDIC implemented a final rule requiring insured institutions, like the Bank, to prepay their estimated quarterly risk based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This prepaid assessment, which amounted to approximately $3.2 million, was collected by the FDIC on December 30, 2009 and will be amortized over the period beginning the fourth quarter of 2009 through December 2012. In October 2009, as part of its extension of the restoration plan for the Deposit Insurance Fund for eight years, the FDIC implemented a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio of the Deposit Insurance Fund returns to normal levels at the end of the eight year period of the restoration plan.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2009, Community Partners’ leverage ratio was 9.28%.

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

The Prompt Corrective Action Regulations provide that an institution is “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The institution also may not be subject to an order, written agreement, and capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution. An institution is deemed “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution. An institution is “significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution, and is “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Community Reinvestment Act

The Federal Community Reinvestment Act (“CRA”) requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank’s failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions. Upon completion of a CRA examination, an overall CRA rating is assigned using a four-tiered rating system. These ratings are:  Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance.

In the latest CRA performance evaluation examination report with respect to the Bank, dated April 2, 2009, the Bank received a rating of Satisfactory.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation shall be separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000.

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) an auditor’s attestation report, completed by the independent registered public accounting firm that prepares or issues an accountant’s report that is included in the company’s annual report, attesting to the effectiveness of management’s internal controls over financial reporting. Because we are neither a “large accelerated filer” nor an “accelerated filer”, under current rules, we are required to provide management’s report on internal control over financial reporting with our annual report, and compliance with the auditor’s attestation report requirement is not required until we file our 2010 annual report in 2011.

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

Available Information

The Company maintains a website at www.tworiverbank.com. The Company makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are our Code of Conduct, our Luxury Expenditure Policy, our Shareholder Communications Policy and the charters of our Nominating and Corporate Governance Committee, Audit Committee, and Compensation.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans that we make, we may still incur losses on loans that meet our underwriting criteria due to current economic conditions. A significant part of our loan portfolio is secured by real restate. As real estate values in New Jersey decline, our ability to recover on defaulted loans by selling the underlying real estate is reduced, which increases the possibility that we may suffer losses on defaulted loans. This may result in significant loan losses, which may exceed the amounts, set aside in our allowance for loan losses and have a material adverse effect on our operating results.

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

Negative developments in the latter half of 2007, the years of 2008 and 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through much of 2010. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Economic conditions either locally or regionally in areas in which our operations are concentrated may adversely affect our business.

Deterioration in local or regional economic conditions in Monmouth or Union counties in New Jersey could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services in the State of New Jersey, primarily within Monmouth and Union counties.  Therefore, we are particularly vulnerable to adverse local economic conditions.

If economic conditions further deteriorate, particularly in the market areas of the Bank, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

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

The anti-money laundering or AML, and bank secrecy, or BSA, laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy with respect to AML/BSA compliance has been vigorously applied throughout the industry, with regulatory action taking various forms. We believe that our policies and procedures with respect to combating money laundering are effective and that our AML/BSA policies and procedures are reasonably designed to comply with applicable standards. We cannot provide assurance that in the future we will not face a regulatory action, adversely affecting our ability to acquire banks or open new branches. However, we are not prohibited from acquiring banks or opening branches based upon the results of our most recently completed regulatory examination.

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

The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to properties:

Office Location	Address	Description	Opened
The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand- alone building (leased)	02/00

Operations Center:	178 Office Max Plaza Suite 3-A Eatontown, NJ	7,200 sq. ft. shopping center (leased)	06/02

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	700 sq. ft. store front (leased)	03/02

Cliffwood:	Angel Street & Route 35 Aberdeen, NJ	2,500 sq. ft. building (leased)	11/04

Cranford Office:	104 Walnut Avenue Cranford, NJ	800 sq. ft. storefront (leased)	11/07

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Manasquan:	240 Route 71 Manasquan, NJ	4,300 sq. ft. stand-alone building (leased)	06/08

Navesink:	East Pointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	City Centre Plaza 100 Water Street Red Bank, NJ	512 sq. ft. in strip shopping center (leased)	09/02

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	3,400 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,000 sq. ft. stand-alone building (leased)	10/98

Westfield:	44 Elm Street Westfield, NJ	3,000 sq. ft. downtown building (owned)	04/01

The Company owns property located at 245-249 North Avenue in Cranford, NJ, which has been reclassified to assets held for sale in other assets. This property is currently under negotiations to be sold.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2009, we were not involved in any material legal proceedings.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”. The following are the high and low sales prices per share, which have been adjusted for the 3% stock dividend declared August 25, 2009 and the 3% stock dividend declared August 29, 2008.

	2009		2008
	High	Low	High	Low
First Quarter	$4.37	$2.43	$9.45	$6.36
Second Quarter	4.61	3.08	8.43	6.17
Third Quarter	4.47	3.40	8.25	5.66
Fourth Quarter	4.25	3.00	7.28	2.18

As of March 15, 2010, there were approximately 529 record holders of the Company’s common stock.

On August 25, 2009, Community Partners declared a 3% stock dividend, which was paid on October 23, 2009 to shareholders of record as of September 25, 2009.

Community Partners did not pay any cash dividends to common shareholders in 2009 and does not contemplate the payment of cash dividends to common shareholders in 2010. In addition, please refer to the discussion above of the Senior Preferred Stock under the heading “Troubled Asset Relief Program Capital Purchase Program” and the discussion under the heading “Dividend Restrictions” for additional restrictions on the payment of cash dividends.

As a result of the Company’s issuance on January 30, 2009 of Senior Preferred Stock and a warrant to purchase common stock to the Treasury as part of its TARP Capital Purchase Program, the Company may not repurchase its common stock or other equity securities except under certain limited circumstances. Please refer to the discussion above of the Senior Preferred Stock under the heading “Troubled Asset Relief Program Capital Purchase Program” and the discussion under the heading “Dividend Restrictions” for additional restrictions on the Company’s repurchase of its common stock or other equity securities.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2009 and 2008 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008, including the related notes thereto.

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

Note 1 to our audited consolidated financial statements for December 31, 2009 contains a summary of the Company’s significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Management is responsible for preparing and evaluating the ALLL on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the ALLL released by the Board of Governors of the Federal Reserve System on December 13, 2006 as well as GAAP. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth and Union counties. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing for 2009 for goodwill and intangibles was completed and the Company recorded a goodwill impairment charge of $6.7 million  during the year ended December 31, 2009.

Investment Securities Impairment Valuation. Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions including, but not limited to, the length of time the investment’s book value has been greater than fair value, the severity of the investment’s decline and the credit deterioration of the issuer. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Executive Summary

The Company reported a net loss to common shareholders of $5.7 million for the year ended December 31, 2009, compared to net income of $798,000 in 2008. Basic and diluted loss per common share after preferred stock dividends and accretion were both ($0.79) for the year ended December 31, 2009 compared to basic and diluted earnings of $0.11 per common share for the same period in 2008. For the year ended December 31, 2009, net interest income increased by $2.5 million, or 13.2%, to $21.3 million from $18.8 million recorded for the year ended December 31, 2008. Our results for 2009 were primarily affected by increased provisions for loan losses, increased FDIC insurance premiums and the goodwill impairment charge. All per share amounts have been retroactively adjusted to reflect the 3% stock dividends paid by Community Partners in 2009 and 2008.

Total assets increased by $69.8 million, or 12.2%, to $640.0 million at December 31, 2009 from $570.2 million at December 31, 2008. The increase in total assets was primarily the result of growth in our primary source of funding, which are customer deposits. We used our increases in deposits to fund our loan growth and to provide additional liquidity in the form of federal funds sold.

The loan portfolio, net of the allowance for loan losses, amounted to $507.2 million at December 31, 2009, which was an increase of $65.2 million, or 14.8%, over the December 31, 2008 amount of $442.0 million. The loan growth experienced during 2009 reflects our desire to provide commercial and consumer lending to our market’s customers in addition to maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $6.2 million, or 1.20% of total loans, at December 31, 2009, compared to $6.8 million, or 1.52% of loans outstanding, at December 31, 2008. The decrease of $631,000 in the allowance for loan losses is primarily due to the net loan charge-offs of $2.8 million offset in part by the additional provision of $2.2 million during 2009.

Deposits increased to $535.4 million at December 31, 2009 from $474.8 million at December 31, 2008, an increase of $60.6 million, or 12.8%. The increase in deposits is primarily attributable to our strategic initiative to increase our customer base by greater penetration of existing markets.

The following table provides certain performance ratios for the dates indicated.

	2009	2008	2007

Return on average assets	(0.82%)	0.15%	0.68%
Return on average tangible assets	(0.85%)	0.15%	0.72%
Return on average shareholders’ equity	(6.29%)	1.09%	5.19%
Return on average tangible shareholders’ equity	(8.95%)	1.69%	8.30%
Net interest margin	3.69%	3.73%	4.07%
Average equity to average assets	13.03%	13.35%	13.14%
Average tangible equity to average tangible assets assets	9.54%	9.03%	8.63%

We anticipate that our performance ratios will remain challenged as we expect income from continuing operations in 2010 to continue to be impacted by poor economic conditions in the New Jersey real estate market. In addition, should a further general decline in economic conditions in New Jersey continue throughout 2010 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and reduced loan originations as we continue to pursue only quality loans based on our guidelines.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net (Loss) Income

The Company reported a net loss to common shareholders of $5.7 million for the year ended December 31, 2009, compared to net income of $798,000 in 2008. Basic and diluted loss per common share after preferred stock dividends and accretion were both ($0.79) for the year ended December 31, 2009 compared to basic and diluted earnings of $0.11 per common share for the same period in 2008. Our net income for the year ended December 31, 2009 was negatively impacted as we faced the financial challenges resulting from the downturn in the general economy. We recorded $2.2 million in provision for loan losses in 2009 similar to the provision of $2.3 million in 2008, primarily as a result of an increase in impaired loans due to deteriorating economic conditions. During 2009, our non-interest expenses increased $7.9 million, or 46.4%, from $17.2 million during 2008 to $25.1 million during 2009. The primary reason for this increase was due to the goodwill impairment charge of $6.7 million occurring during 2009. Conversely, our net interest income increased by $2.5 million, or 13.2%, in 2009 over 2008, primarily due to the growth in our loan portfolio.

Net Interest Income

For the year ended December 31, 2009, we recognized net interest income of $21.3 million, as compared to $18.8 million for the year ended December 31, 2008. Our net interest income increased $2.5 million, or 13.2%, as a result of the balance sheet growth and lower deposit costs during 2009. As general economic conditions continued to deteriorate, the Federal Reserve kept short term interest rates at 0.25% throughout 2009. We increased our earning asset average balance by $72.6 million, or 14.4%, to $577.4 million for the year ended December 31, 2009 from $504.8 million for the year ended December 31, 2008, while our net interest spread increased by 24 basis points to 3.34% for year ended December 31, 2009 as compared to 3.10% for the same period in 2008. The net interest margin declined by 4 basis points to 3.69% for year ended December 31, 2009 as compared to 3.73% for the same period in 2008, primarily as a result of increasingly competitive market conditions, changing market rates and a higher level of excess liquidity residing in Federal funds sold due to the strong deposit growth.

For the year ended December 31, 2009, our total interest income decreased to $30.2 million from $30.8 million for the year ended December 31, 2008. This decrease of $628,000, or 2.0%, was driven primarily by lower interest rates on earning assets, as rate-related decreases in interest income of $4.1 million were partially offset by volume-related increases of $3.5 million for the year ended December 31, 2009 as compared to the prior year. Our average loans outstanding increased by $50.5 million, or 11.6%, to $484.3 million for the year ended December 31, 2009 from $433.8 million for the year ended December 31, 2008. The average yield on our interest-earning assets decreased by 87 basis points to 5.23% for the fiscal year ended December 31, 2009 from 6.10 % for the prior fiscal year.

Total interest expense decreased by $3.1 million, or 26.0%, to $8.9 million for the year ended December 31, 2009 when compared to $12.0 million for the year ended December 31, 2008. This decrease is primarily due to general decrease in market interest rates as previously described. This decrease resulted from a rate related decrease of $5.1 million, offset in part by volume-related increases in interest expense amounting to $2.0 million. The average balance of interest-bearing liabilities increased to $467.9 million for the year ended December 31, 2009 from $399.7 million for the year ended December 31, 2008. Our average balance in certificates of deposit decreased by $15.0 million, or 10.3%, to $130.4 million with an average yield of 2.44% for 2009 from $145.4 million with an average yield of 3.57% for 2008. This average balance decrease was more than offset by increases of $99.3 million of savings deposits, which increased from $76.9 million with an average yield of 3.08% during 2008, to $176.2 million with an average yield of 1.81% during 2009. Additionally, NOW deposits increased by $2.7 million to $40.8 million with an average yield of 0.78% during 2009 from $38.0 million with an average yield of 1.04% during 2008.  For the year ended December 31, 2009, the average yield on our interest-bearing liabilities was 1.89% compared to 3.00% in the prior fiscal year.

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

	Years ended December 31,
	2009			2008			2007
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Federal funds sold	$35,610	$59	0.17%	$8,306	$144	1.73%	$15,567	$820	5.27%
Investment securities	57,512	2,397	4.17%	62,665	2,927	4.67%	60,374	3,008	4.98%
Loans, net of unearned fees (1) (2)	484,258	27,726	5.73%	433,784	27,739	6.39%	414,215	32,021	7.73%

Total Interest-Earning Assets	577,380	30,182	5.23%	504,755	30,810	6.10%	490,156	35,849	7.31%

Non-Interest-Earning Assets:
Allowance for loan loss	(6,887)			(5,172)			(4,618)
Other assets	53,913			50,425			50,367

Total Assets	$624,406			$550,008			$535,905

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$40,763	318	0.78%	$38,030	395	1.04%	$39,026	763	1.96%
Savings deposits	176,199	3,186	1.81%	76,882	2,369	3.08%	32,423	783	2.41%
Money market deposits	97,794	1,592	1.63%	114,247	3,268	2.86%	103,133	4,183	4.06%
Time deposits	130,373	3,186	2.44%	145,416	5,188	3.57%	196,546	9,579	4.87%
Securities sold under agreements to repurchase	15,233	273	1.79%	16,957	438	2.58%	14,384	539	3.75%
Short-term borrowings	-	-	-	715	20	2.80%	129	7	5.08%
Long-term debt	7,500	302	4.03%	7,500	299	3.98%	658	25	3.87%

Total Interest-Bearing Liabilities	467,862	8,857	1.89%	399,747	11,977	3.00%	386,299	15,879	4.11%

Non-Interest-Bearing Liabilities:
Demand deposits	71,189			73,458			75,833
Other liabilities	3,992			3,354			3,365

Total Non-Interest-Bearing Liabilities	75,181			76,812			79,198

Shareholders’ Equity	81,363			73,449			70,408

Total Liabilities and Shareholders’ Equity	$624,406			$550,008			$535,905

NET INTEREST INCOME		$21,325			$18,833			$19,970

NET INTEREST SPREAD (3)			3.34%			3.10%			3.20%

NET INTEREST MARGIN (4)			3.69%			3.73%			4.07%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to change in
	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Federal funds sold	$473	$(558)	$(85)	$(382)	$(294)	$(676)
Investment securities	(241)	(289)	(530)	114	(195)	(81)
Loans, net of unearned fees	3,228	(3,241)	(13)	1,513	(5,795)	(4,282)

Total Interest Income	3,460	(4,088)	(628)	1,245	(6,284)	(5,039)

Interest Paid On:
NOW deposits	28	(105)	(77)	(19)	(349)	(368)
Savings deposits	3,060	(2,243)	817	1,074	512	1,586
Money market deposits	(471)	(1,205)	(1,676)	451	(1,366)	(915)
Time deposits	(537)	(1,465)	(2,002)	(2,492)	(1,899)	(4,391)
Securities sold under agreements to repurchase	(45)	(120)	(165)	96	(197)	(101)
Short-term borrowing	(20)	-	(20)	29	(16)	13
Long-term debt	-	3	3	266	8	274

Total Interest Expense	2,015	(5,135)	(3,120)	(595)	(3,307)	(3,902)

Net Interest Income	$1,445	$1,047	$2,492	$1,840	$(2,977)	$(1,137)

Provision for Loan Losses

Our provision for loan losses, recorded for the year ended December 31, 2009, was $2.2 million, compared to $2.3 million for the year ended December 31, 2008. The $2.2 million provision for 2009 was due to the assessment and evaluation of risk elements inherent in the loan portfolio, an increase in non-performing or impaired loans due to the current economic environment and the overall portfolio growth experienced during 2009. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to impaired loans and to pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The provision for loan losses also reflects higher loan balances, which increased $64.6 million, or 14.4%, to $513.4 million at December 31, 2009, from $448.8 million at December 31, 2008. The allowance for loan losses totaled $6.2 million, or 1.20% of total loans at December 31, 2009, compared to $6.8 million, or 1.52% of total loans, at December 31, 2008. The decrease of $631,000 in the allowance for loan losses is primarily due to the net loan charge-offs of $2.8 million partially offset by the additional provision of $2.2 million during 2009. In management’s opinion, the allowance for loan losses, totaling $6.2 million at December 31, 2009, is adequate to cover losses inherent in the portfolio. We anticipate increased loan volume during 2010 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to our allowance for loan losses based upon our review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $2.2 million for the year ended December 31, 2009, compared to $1.7 million for the year ended December 31, 2008. The increase of $583,000, or 35.0%, was primarily attributable to the recording of $703,000 of net realized gains from the sale of securities available for sale. Excluding net realized securities gains, non-interest income declined $120,000, or 7.2%, from 2008. Service fees on deposit accounts declined by $49,000 primarily due to less fee income revenue. Other loan customer service fees declined by $96,000 primarily due to a decrease in loan prepayment penalty fees. Additionally, a $156,000 other-than-temporary impairment credit charge was recorded on an investment security. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis, and more frequently when the economic and market concerns warrant such evaluations. These decreases in other income were partially offset by a $187,000 increase in other income, which was primarily due to higher fees generated by our residential mortgage department.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2009 and 2008.

	Years ended December 31,
(dollars in thousands)	2009	2008	Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$9,509	$9,076	$433	4.8%
Occupancy and equipment	3,311	3,350	(39)	-1.2%
Professional fees	851	927	(76)	-8.2%
Advertising and marketing	251	339	(88)	-26.0%
Data processing	844	579	265	45.8%
Insurance	309	332	(23)	-6.9%
FDIC insurance assessment	1,114	293	821	280.2%
Outside service fees	519	568	(49)	-8.6%
Goodwill impairment charge	6,725	-	6,725	100.0%
Amortization of identifiable intangibles	278	316	(38)	-12.0%
Other operating	1,426	1,390	36	2.6%

Total non-interest expenses	$25,137	$17,170	$7,967	46.4%

Non-interest expense was $25.1 million for the year ended December 31, 2009, compared to $17.2 million for the year ended December 31, 2008, an increase of $7.9 million, or 46.4%. The increase is primarily due to the $6.7 million goodwill impairment charge recorded by the Bank during 2009 as compared to no impairment charge required during 2008. Additionally, FDIC insurance assessments increased by $821,000, or 280.2%, primarily due to the one-time special assessment of $288,000 recognized during the quarter ended June 30, 2009, and increased risk-based assessment rates applicable to the Company’s deposit liabilities in 2009. In addition, salaries and employee benefits increased $433,000, or 4.8%, of which $150,000 pertains to stock option compensation expense, to $9.5 million for the year ended December 31, 2009 from $9.1 million for the year ended December 31, 2008 primarily as a result of additions to staff to support our growth, along with higher salaries and health insurance costs.  The number of our full-time equivalent employees increased from 148 at December 31, 2008 to 150 at December 31, 2009. Data processing expenses increased $265,000, or 45.8%, primarily due to the database conversion of a former banking subsidiary into the Two River operations. Professional fees decreased by $76,000 or 8.2%, to $851,000 for the year ended December 31, 2009 from $927,000 for the year ended December 31, 2008 due to a stabilization of non-recurring expenses associated with the Company’s status as a public company. Advertising expenses decreased by $88,000, or 26.0%, to $251,000 for the year ended December 31, 2009 from $339,000 for the year ended December 31, 2008 as we continued to identify those expenses that could be reduced during slower economic activity. Insurance costs, exclusive of the FDIC insurance premiums and assessments, decreased by $23,000, or 6.9%, to $309,000 for the year ended December 31, 2009 from $332,000 for the year ended December 31, 2008. Subsequent to the acquisition of Town Bank as of April 1, 2006, we began amortizing identifiable intangible assets and incurred $278,000 in costs during 2009 compared to $316,000 in costs during 2008. At December 31, 2009, the balance of $871,000 in core deposit intangibles remains to be amortized through March 2016.

Income Tax Expense

 For the year ended December 31, 2009, the Company recorded $1.4 million in income tax expense, compared to $230,000 for the year ended December 31, 2008. The effective tax rate for 2009, excluding the goodwill impairment charge of $6.7 million, which is a permanent difference, was higher in 2009 compared to 2008 due to lower tax-exempt income as a proportion of total pre-tax income earned during 2009 compared to the prior year.

Financial Condition

December 31, 2009 Compared to December 31, 2008

Assets

At December 31, 2009, our total assets were $640.0 million, an increase of $69.8 million, or 12.2%, over total assets of $570.2 million at December 31, 2008. At December 31, 2009, our total loans were $513.4 million, an increase of $64.6 million from the $448.8 million reported at December 31, 2008. Investment securities were $49.3 million at December 31, 2009 as compared to $64.7 million at December 31, 2008, a decrease of $15.4 million, or 23.7%. At December 31, 2009, Federal funds sold totaled $35.9 million compared to $14.9 million at December 31, 2008, an increase of $21.0 million, as our liquidity position increased due to the strong deposit growth experienced during 2009. At December 31, 2009, goodwill totaled $18.1 million from an original amount of $24.8 million. The decrease of $6.7 million is due to the $6.7 million goodwill impairment charge recorded by the bank during 2009.

Liabilities

Total deposits increased $60.6 million, or 12.8%, to $535.4 million at December 31, 2009, from $474.8 million at December 31, 2008. Deposits are the Company’s primary source of funds. The deposit increase during 2009 was primarily attributable to the Company’s strategic initiative to continue to grow our market presence. The Company anticipates continued loan demand increases during 2010 and beyond, and will depend on the expansion and maturation of the branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company also experienced a positive change in the mix of the deposit products through promotional activities at the branches, which were targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $49.3 million at December 31, 2009 compared to $64.7 million at December 31, 2008, a decrease of $15.4 million, or 23.7%. Investment securities purchases amounted to $31.6 million, while repayments and maturities amounted to $35.7 million and sales of securities available for sale amounted to $11.4 million during 2009.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2009, the Company maintained $19.6 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.1 million at December 31, 2009. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. The Company holds a mezzanine tranche. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $360,000 at December 31, 2009.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized on the income statement for 2009. The Company recognized the remaining $204,000 of the other-than-temporary impairment in other comprehensive income.

 Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2009, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The Company accounts for its investment securities as available for sale or held to maturity. Management determines the appropriate classification at the time of purchase. Based on an evaluation of the probability of the occurrence of future events, we determine if we have the ability and intent to hold the investment securities to maturity, in which case we classify them as held to maturity. All other investments are classified as available for sale.

Securities classified as available for sale must be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of taxes. Gains or losses on the sales of securities available for sale are recognized upon realization utilizing the specific identification method. The net effect of unrealized gains or losses, caused by marking our available for sale portfolio to fair value, could cause fluctuations in the level of shareholders’ equity and equity-related financial ratios as changes in market interest rates cause the fair value of fixed-rate securities to fluctuate.

Securities classified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner that approximates the interest method.

The following table sets forth the carrying value of the securities portfolio as of December 31, 2009, 2008 and 2007 (in thousands).

	December 31,
	2009	2008	2007
Investment securities available for sale at fair value:

U.S. Government agency securities	$11,102	$23,927	$30,031
Municipal securities	2,025	2,267	1,081
U.S. Government-sponsored enterprises
(“GSE”) - Mortgage-backed securities	19,606	27,829	21,180
Corporate debt securities	3,816	1,948	2,525
Mutual fund	1,141	—	—

	$37,690	$55,971	$54,817

Investment securities held to maturity at amortized cost:

U.S. Government agency securities	$1,000	$—	$—
Municipal securities	6,802	6,139	5,758
Corporate debt securities and other	2,816	1,801	1,799

	$10,618	$7,940	$7,557

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2009 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2009	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
U.S. Government agency securities	$2,000	3.04%	$7,000	2.14%	$-	-	$2,068	5.95%	$11,068	3.01%
Municipal securities	-	-	100	2.00%	-	-	1,911	4.51%	2,011	4.39%
U.S. Government-sponsored
enterprises (“GSE”) - Mortgage-
backed securities	261	4.00%	858	4.50%	1,440	4.83%	16,210	5.17%	18,769	5.10%
Corporate debt securities	458	3.51%	529	7.30%	-	-	3,297	2.90%	4,284	3.51%

	$2,719	3.21%	$8,487	2.70%	$1,440	4.83%	$23,486	4.86%	$36,132	4.21%

Investment securities held to maturity:
U.S. Government agency securities	$-	-	$-	-	$1,000	3.00%	$-	-	$1,000	3.00%
Municipal securities	-	-	1,387	3.91%	1,059	4.40%	4,356	4.35%	6,802	4.27%
Corporate debt securities and other	500	4.00%	511	6.75%	-	-	1,805	0.80%	2,816	2.45%

	$500	4.00%	$1,898	4.68%	$2,059	3.72%	$6,161	3.31%	$10,618	3.67%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount, excluding net unearned fees, on the dates indicated.

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$133,916	26.1%	$120,404	26.8%	$114,657	27.5%
Real estate - construction	67,011	13.0%	76,128	17.0%	86,937	20.8%
Real estate - commercial	228,818	44.5%	177,650	39.6%	167,404	40.1%
Real estate - residential	19,381	3.8%	19,860	4.4%	4,955	1.2%
Consumer	64,547	12.6%	54,890	12.2%	42,627	10.2%
Other	176	0.0%	119	0.0%	711	0.2%

Total loans	$513,849	100.0%	$449,051	100.0%	$417,291	100.0%

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$99,994	24.0%	$55,480	25.6%
Real estate - construction	112,088	26.8%	42,657	19.7%
Real estate - commercial	158,523	38.0%	97,934	45.3%
Real estate - residential	2,477	0.6%	2,625	1.2%
Consumer	44,218	10.6%	17,569	8.1%
Other	117	0.0%	181	0.1%

Total loans	$417,417	100.0%	$216,446	100.0%

Total loans, excluding net unearned fees, increased by $64.6 million, or 14.4%, to $513.8 million at December 31, 2009 compared to $449.1 million at December 31, 2008. The loan growth in 2009 reflects our desire to emphasize commercial and consumer lending while placing less reliance on construction lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 44.5% of our total loans outstanding at December 31, 2009, up from 39.6% for the prior year. These loans increased by $51.2 million, or 28.8%, to $228.8 million at December 31, 2009, compared to $177.7 million at December 31, 2008. Real estate construction loans decreased by $9.1 million, or 12.0%, to $67.0 million at December 31, 2009, and comprised 13.0% of our total loans outstanding, down from 17.0% for the prior year. As the economic recession started to take effect, the Company de-emphasized its real estate construction lending efforts. Commercial and industrial loans increased $13.5 million to $133.9 million at year-end 2009 compared to $120.4 million at year-end 2008, an increase of 11.2%, and comprised 26.1% of our portfolio, slightly down from 26.8% for the prior year. Consumer loans increased by $9.6 million, or 17.6%, to $64.5 million at December 31, 2009 compared to $54.9 million at December 31, 2008, and comprised 12.6% of our 2009 loan portfolio compared to 12.2% for 2008. Residential real estate loans decreased by $479,000, or 2.4%, to $19.4 million at December 31, 2009 compared to $19.9 million for 2008. Residential real estate loans comprised 3.8% of our total loan portfolio at December 31, 2009, compared to 4.4% for the prior year.

           The following table sets forth the aggregate maturities of loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2009.

(in thousands)
As of December 31, 2009	Due within 1 year	Due 1–5 years	Due after 5 years	Total

Commercial and industrial	$72,598	$33,577	$27,741	$133,916
Real estate—construction	48,257	1,977	16,777	67,011
Real estate—commercial	5,259	28,476	195,083	228,818

Total	$126,114	$64,030	$239,601	$429,745

Fixed rate loans	$34,239	$50,859	$44,344	$129,442
Variable rate loans	91,875	13,171	195,257	300,303

Total	$126,114	$64,030	$239,601	$429,745

 Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality.  Through a variety of strategies we have been proactive in addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations have resulted in relatively low levels of non-performing loans and charge-offs. This past year has been highlighted by significant disruptions and volatility in the financial and capital marketplaces. These disruptions have been exacerbated by the acceleration of the weakening of the real estate and housing markets. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At December 31, 2009 and 2008, the Company had $14.2 million and $13.0 in non-accrual loans, respectively. There were no loan balances past due 90 days or more and still accruing interest, at December 31, 2009 and 2008, respectively.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2009.

	Years ended December 31,
	2009	2008		2007		2006		2005
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$4,720		$5,334		$98	$	---	$	---
Real estate – construction	7,120		5,147		688		---		---
Consumer	2,311		2,477		103		61		---

Total Non-Performing Loans	14,151		12,958		889		61		---

Other Real Estate Owned	---		---		---		---		---

Total Non-Performing Assets	$14,151		$12,958		$889		$61	$	---

Ratios:
Non-Performing loans to total loans	2.76%		2.89%		0.21%		0.01%		---
Non-Performing assets to total assets	2.21%		2.27%		0.17%		0.01%		---

Restructured Loans	$4,717	$	---	$	---	$	---	$	---

Total non-performing assets increased by $1.2 million from December 31, 2008 to December 31, 2009. Fifteen loans comprise the $14.2 million of non-performing loans at December 31, 2009 compared to 22 loans which comprise the $13.0 million at December 31, 2008. At December 31, 2009, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of resolution.

Non-performing commercial and industrial loans decreased by $614,000 at December 31, 2009 due primarily to a $749,000 line of credit transferred to performing status, the payoff of one commercial time note in the amount of $99,000 and the charge-off of one commercial time note in the amount of $224,000 coupled with the partial write-downs of two other loans totaling $341,000. These decreases were partially offset by the addition of one loan in the amount of $839,000.

At December 31, 2009, non-performing real estate construction loans increased by $2.0 million from December 31, 2008. During 2009, there were three non-performing commercial construction loans totaling $2.1 million that were removed and taken into other real estate owned (“OREO”) inventory as a result of Deed-in-Lieu and one loan in the amount of $1.6 million that was charged-off. At December 31, 2009, the OREO assets were sold and liquidated from the inventory. During 2009, there were three loans added totaling approximately $5.6 million. Of the $5.6 million, there is one loan in the amount of $4.2 million, which represents our largest non-performing asset in this class.

Non-performing consumer loans decreased by $166,000 from December 31, 2008 due primarily to two loans totaling $327,000 transferred to performing status, the payoff of one loan in the amount of $180,000 and a partial write down and principal reduction of $300,000 on an existing non-performing loan. These decreases were offset in part by the addition of two home equity loans totaling $620,000.

Historically, the Bank has never had any restructured loans. At December 31, 2009, there were twelve restructured loans totaling $4.7 million. These are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans and at December 31, 2009, all loans continued to pay as agreed under the terms of the restructuring agreement.

 The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $17.3 million and $9.3 million at December 31, 2009 and 2008, respectively. The recorded investment in impaired loans requiring a specific allowance for loan losses was $8.3 million and $8.4 million at December 31, 2009 and 2008, respectively. The allowance allocated to these impaired loans was $1.3 million and $2.3 million at December 31, 2009 and 2008, respectively.

Potential Problem Loans (“Watch List”)

The Company maintains a list of performing loans where management has identified conditions which potentially could cause such loan to be downgraded into higher risk categories in future periods. Loans on this watch list are subject to heightened scrutiny and more frequent review by management. The balance of the watch list loans at December 31, 2009 and 2008 totaled approximately $17.5 million and $12.1 million, respectively. The increase of $5.4 million was attributable to several commercial construction loans that had projects located in the Union County area. The loans identified represent a higher degree of risk because of collectability, and/or inventory with limited marketability due to unsettled economic conditions. We continue to monitor all loans identified as “watch” to ensure timely payments and early detection of further potential problems.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis and such allowances are reported to the Board of Directors on a quarterly basis. We continuously monitor the credit quality of our loan portfolio and maintain an allowance sufficient to absorb current probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate allowance.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem or impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem or Impaired Loans

The first element of the allowance for loan loss analysis involves the estimation of allowance specific to individually evaluated impaired loans including restructured commercial and consumer loans. In this process, a specific allowance may be established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself.  Restructured consumer loans are also evaluated in this element of the estimate.

General Valuation Allowance on the Remainder of the Loan Portfolio

We establish a general allowance for non-impaired loans to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent historical loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance’s in the current economic environment.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31, 2009.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except for percentages)

Balance at beginning of year	$6,815	$4,675	$4,567	$2,380	$1,927

Acquisition of The Town Bank	---	---	---	1,536	---
Provision charged to expense	2,205	2,301	108	649	453
Recoveries of loans charged off:
Real estate – construction	4	---	---
Consumer	---	---	---	2	---
Loans charged-off:
Commercial and industrial	(526)	---	---	---	---
Real estate – construction	(2,012)	(158)	---	---	---
Consumer	(302)	(3)	---	---	---

Charge-offs, net	(2,836)	(161)	---	2	---

Balance of allowance at end of year	$6,184	$6,815	$4,675	$4,567	$2,380

Ratio of net charge-offs to average loans outstanding	0.59%	0.04%	0.00%	0.00%	0.00%

Balance of allowance at period-end as a percent of loans at year end	1.20%	1.52%	1.12%	1.10%	1.10%

Ratio of allowance at period-end to non-performing loans	43.70%	52.59%	286.11%	---	---

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2009.

	December 31,
	2009			2008			2007

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,974	31.9%	26.1%	$1,769	26.0%	26.8%	$1,384	29.6%	27.5%
Real estate - construction	945	15.3%	13.0%	2,470	36.2%	17.0%	972	20.8%	20.8%
Real estate - commercial	2,515	40.7%	44.5%	1,632	24.0%	39.6%	1,669	35.7%	40.1%
Real estate - residential	126	2.0%	3.8%	146	2.1%	4.4%	36	0.8%	1.2%
Consumer	624	10.1%	12.6%	798	11.7%	12.2%	614	13.1%	10.2%
Other	-	0.0%	0.0%	-	0.0%	0.0%	-	0.0%	0.2%

Total	$6,184	100.0%	100.0%	$6,815	100.0%	100.0%	$4,675	100.0%	100.0%

	December 31,
	2006			2005
		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,297	28.4%	24.0%	$703	29.5%	25.6%
Real estate - construction	1,241	27.1%	26.8%	499	21.0%	19.7%
Real estate - commercial	1,665	36.5%	38.0%	1,005	42.2%	45.3%
Real estate - residential	18	0.4%	0.6%	21	0.9%	1.2%
Consumer	346	7.6%	10.6%	152	6.4%	8.1%
Other	—	0.0%	0.0%	—	0.0%	0.1%

Total	$4,567	100.0%	100.0%	$2,380	100.0%	100.0%

At December 31, 2009, the Company’s allowance for loan losses was $6.2 million, compared with $6.8 million at December 31, 2008. The allowance for loan losses as a percentage of total loans at December 31, 2009 was 1.20%, compared with 1.52% at December 31, 2008. The reduction in the loan loss allowance percentage is the result of a number of factors, including the addition of new loans to the portfolio requiring lower reserves, and the effect of loan charge-offs during 2009. Net charge-offs for year ended December 31, 2009 were $2.8 million, compared to $161,000 for the year ended December 31, 2008.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. On December 26, 2009, the Company purchased an additional $3.5 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $64,000 and $77,000 for the years ended December 31, 2009 and 2008, respectively. Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of operations.

Effective January 1, 2008, the Company adopted new accounting guidance which required the recognition of a liability related to the postretirement benefits covered by endorsement split-dollar life insurance arrangements. The employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company chose approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 as a charge to retained earnings of $385,000. Net periodic postretirement benefit expense included in salaries and employee benefits was $46,000 and $50,000 for the year ended December 31, 2009 and 2008, respectively.

Premises and Equipment

Premises and equipment totaled $3.8 million and $5.7 million at December 31, 2009 and 2008, respectively. The $1.9 million, or 33.3%, decrease in our investment in premises and equipment in 2009 compared to 2008 is due primarily to the $1.1 million reclassification pertaining to the Company owned property in Cranford, New Jersey to assets held for sale in other assets, coupled with the normal recurring depreciation of existing assets. The Cranford property is currently under sale negotiations and is carried at net realizable value, based on its current appraised value.

Goodwill and Intangible Assets

Intangible assets totaled $19.0 million at December 31, 2009 compared to $26.0 million at December 31, 2008. The Company’s intangible assets at December 31, 2009 were comprised of $18.1 million of goodwill and $871,000 of core deposit intangibles, net of accumulated amortization of $1.2 million. At December 31, 2008, the Company’s intangible assets were comprised of $24.8 million of goodwill and $1.1 million of core deposit intangibles, net of accumulated amortization of $957,000. During 2009, the Company analyzed its goodwill for impairment and determined that $6.7 million of goodwill was impaired. Accordingly, the Company recorded a $6.7 million non-cash goodwill impairment charge, which represents a partial write-off of the goodwill recorded as a result of the Company’s 2006 acquisition of Town Bank.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 6, “Goodwill and Other Intangible Assets”, in the Company’s financial statements.

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. Deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area. The Company attempt’s to control the flow of deposits primarily by pricing deposit offerings to be competitive with other financial institutions in the market area but not by necessarily offering the highest rate. The deposit growth experienced since the Company’s inception is primarily due to the expansion and maturation of the branch system. The Company has generated significant increases in deposit and customer base through promotional activities of the branches, which were targeted to gain market penetration as the Company expands the branch office network.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Total deposits increased to $535.4 million at December 31, 2009 from $474.8 million at December 31, 2008, an increase of $60.6 million, or 12.8%. Decreases in certificates of deposit and money market account balances were more than offset by increases in our savings deposits. We believe that the net increase in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs. Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s cost of funds.  However, due to market rate changes and competitive pressure, we have found savings account promotions and promotions of other interest-bearing deposit products, excluding high-cost certificate of deposit, to be our most efficient and cost-effective source. During 2009, we priced our certificates of deposit $100,000 and over at rates that did not exceed our market competition. The balance of certificates of deposit $100,000 and over amounted to $72.9 million at December 31, 2009 compared to $62.9 million at December 31, 2008, an increase of $10.0 million, or 15.9%. We believe the increase in our balance of certificates of deposit over $100,000 to be the result of deposits invested with the “CDARS” product, which is a deposit gathering tool that supplies customers with higher limits for insured certificate of deposit balances.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
(dollars in thousands)	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$71,189	0.00%	$73,458	0.00%	$75,833	0.00%
Interest-bearing demand (NOW)	40,763	0.78%	38,030	1.04%	39,026	1.96%
Savings deposits	176,199	1.81%	76,882	3.08%	32,423	2.41%
Money market deposits	97,794	1.63%	114,247	2.86%	103,133	4.06%
Time deposits	130,373	2.44%	145,416	3.57%	196,546	4.87%

Total	$516,318	1.60%	$448,033	2.50%	$446,961	3.42%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2009 (in thousands).

December 31, 2009
Due in three months or less	$40,526
Due over three months through twelve months	17,868
Due over one year through three years	5,612
Due over three years	8,943

Total certificates of deposit $100,000 and over	$72,949

Borrowings

The Company has an unsecured line of credit totaling $10.0 million with another financial institution that bears interest at a variable rate and is reviewed for renewal annually. There were no borrowings under the line of credit at December 31, 2009 and 2008. The Company also has a maximum borrowing capacity with the Federal Home Loan Bank (“FHLB”), of approximately $62.4 million. There were no short-term borrowings from the FHLB at December 31, 2009 and 2008. Advances from the FHLB are secured by qualifying assets of the Bank.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB and are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2009	2008	2007
Short-term borrowings:
Balance at year-end	$—	$—	$—
Average during the year	—	715	129
Maximum month-end balance	—	5,346	161
Weighted average rate during the year	—	2.80%	5.08%
Weighted average rate at December 31	—	—	—

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

Repurchase agreements are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2009	2008	2007
Repurchase agreements:
Balance at year-end	$17,065	$11,377	$15,187
Average during the year	15,233	16,957	14,384
Maximum month-end balance	18,330	19,553	16,260
Weighted average rate during the year	1.79%	2.58%	3.75%
Weighted average rate at December 31	1.44%	2.31%	3.17%

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2009.

(dollars in thousands)	December 31, 2009
Commercial lines of credit	$29,443
One-to-four family residential lines of credit	36,300
Commitments to grant commercial and construction loans secured by real estate	46,928
Commercial letters of credit	5,824

$118,495

Capital

  Shareholders’ equity increased by $3.5 million, or 4.8%, to $76.8 million at December 31, 2009 compared to $73.3 million at December 31, 2008. On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which the Company sold to the Treasury 9,000 shares of Series A, Cumulative Perpetual Preferred Stock (“Senior Preferred Stock”), no par value per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 297,116 shares of the Company’s common stock, no par value per share, for an aggregate purchase price of $9.0 million in cash. The $9.0 million in TARP Capital Purchase Program funds had a positive effect on equity, which was partially offset by the net loss recorded during 2009 decreasing equity by $5.1 million. The preferred stock dividend pertaining to the TARP Capital Purchase Program funds had a negative effect on equity of $420,000. The decrease in unrealized gains in the Company’s available for sale investment securities portfolio also had a negative effect on equity of $128,000. An increase of $44,000 attributable to stock options exercised and $150,000 in stock option compensation had a positive effect on equity.

Capital Resources

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank. The total of such reserves was $50,000 at December 31, 2009.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2009, that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

Community Partners (on a consolidated basis) and its bank subsidiaries’ actual capital amounts and ratios at December 31, 2009 and 2008 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2009
Total capital (to risk-weighted assets)
Community Partners Bancorp	$63,792	11.74%	$	>43,470	≥8.00%	$	N/A	N/A
Two River Community Bank	63,601	11.68%		>43,562	≥8.00%		>54,453	≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	57,608	10.60%		>21,739	≥4.00%		N/A	N/A
Two River Community Bank	57,417	10.55%		>21,769	≥4.00%		>32,654	≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	57,608	9.28%		>24,831	≥4.00%		N/A	N/A
Two River Community Bank	57,417	9.18%		>24,563	≥4.00%		>30,704	≥5.00%

As of December 31, 2008
Total capital (to risk-weighted assets)
Community Partners Bancorp	$52,832	11.25%	$	>37,569	≥8.00%	$	N/A	N/A
Two River Community Bank	52,038	11.05%		>37,675	≥8.00%		>47,093	≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,951	10.00%		>18,780	≥4.00%		N/A	N/A
Two River Community Bank	46,140	9.80%		>18,833	≥4.00%		>28,249	≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	46,951	8.53%		>22,017	≥4.00%		N/A	N/A
Two River Community Bank	46,140	8.38%		>22,024	≥4.00%		>27,530	≥5.00%

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

Interest Rate Risk

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

The management of and authority to assume interest rate risk is the responsibility of the Asset/Liability Committee (“ALCO”), which is comprised of senior management and board members. The primary objective of Asset/Liability management is to establish prudent risk management guidelines and to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. We have policies and practices for measuring and reporting interest rate risk exposure, through analysis of the net interest margin, gap position, simulation testing, liquidity ratios and the Economic Value of Portfolio Equity. In addition, we annually review our interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

Gap Analysis

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

 As of December 31, 2009, the Company’s six month cumulative gap of -3.1% of total assets, or ($19.7) million, while its one-year cumulative gap was 0.5% of total assets, or $3.4 million, which is within the ALCO policy guidelines of +10% or -25%.

Simulation Modeling

Simulation modeling is the financial analysis whereby numerous interest rate scenarios and balance sheets are combined to produce a variety of potential income results. There are primarily two types of simulation analysis conducted every quarter based on certain assumptions:

Base Case:

•	Static balance sheet scenario;
•	Interest rates up or down 2.00% over twelve months;
•	Core deposit rate changes lag based on certain correlations.

Shock Case:

•	Static balance sheet scenario;
•	Interest rates shock up or down 3.00% immediately;
•	Core deposit rate changes lag based on certain correlations.

As economic conditions change, the ALCO will calculate additional alternative simulation scenarios to evaluate the risk impact to net interest income.

The ALCO policy has established that interest rate sensitivity will be considered acceptable if the change in simulation results that impact net interest income are within 6.00% of net interest income over a twelve month time horizon. At December 31, 2009, the Company’s income simulation model indicated the level of interest rate risk was within policy guidelines, as presented below.

	Gradual change in interest rates
	300 basis point increase		300 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline

Twelve month horizon:
Net interest income change	$(511)	-2.1%	$(196)	-0.08%	-6.00%

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

Economic Value of Equity

To measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. Our analysis of EVPE excludes goodwill and includes only tangible equity. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO.

At December 31, 2009 and November 30, 2008, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s negative 25% guideline as presented below.

                              Economic Value of Portfolio Equity

		December 31, 2009
Change in Interest Rates (dollars in thousands)	Book Value	-200 bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$72,946	$ 67,177	$ 70,950
$ Change		(5,769)	(1,996)
% Change to PV Equity		-7.91%	-2.74%	-25.00%
% Change to Assets		-0.90%	-0.31%	-3.00%
% Change to PV Equity Premium		-40.09%	-13.87%

		November 30, 2008
Change in Interest Rates (dollars in thousands)	Book Value	-200 bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$55,176	$ 51,173	$ 47,214
$ Change		(4,003)	(7,962)
% Change to PV Equity		-14.43%	-6.17%	-25.00%
% Change to Assets		-1.38%	-0.59%	-3.00%
% Change to PV Equity Premium		111.39%	-54.53%

In 2008 Community Partners Bancorp ALCO meetings were held during months prior to each quarter end. Therefore, the 2008 Economic Value of Portfolio Equity graph data is as of November 30, 2008, while the 2009 graph is for the year ended December 31, 2009.

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

None.

Item 9A(T).  Controls and Procedures.

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

The Company’s principal executive officer and principal financial and accounting officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Based upon such evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

           None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2009. The information in the table has been adjusted for the 3% stock dividends paid in 2009 and 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	425,390	$ 3.64	394,155

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	425,390	$ 3.64	394,155

(1)
Includes the Community Partners Bancorp 2007 Equity Incentive Plan. Does not include the following Two River and Town Bank plans, which were acquired by Community Partners upon its acquisition of Two River and Town Bank in 2006: Two River Community Bank 2003 Incentive Stock Option Plan, Two River Community Bank 2003 Non-Qualified Stock Option Plan, Two River Community Bank Incentive Stock Option Plan (2001), Two River Community Bank Non-Qualified Stock Option Plan (2001), The Town Bank of Westfield 2002 Employee Stock Option Plan, The Town Bank of Westfield 2001 Employee Stock Option Plan, The Town Bank of Westfield 2000 Employee Stock Option Plan, The Town Bank of Westfield 1999 Employee Stock Option Plan, The Town Bank of Westfield 2001 Director Stock Option Plan, The Town Bank of Westfield 2000 Director Stock Option Plan and The Town Bank of Westfield 1999 Director Stock Option Plan. These plans were assumed by Community Partners Bancorp when it acquired Two River Community Bank and The Town Bank on April 1, 2006. Pursuant to these plans, there are 611,266 securities to be issued upon exercise of outstanding options with a weighted average exercise price of $9.69. No shares are available for future grants under these plans.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

	1.	Financial Statements of Community Partners Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations – Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years Ended December 31, 2009 and 2008

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
Middletown, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 31, 2010

Community Partners Bancorp
Consolidated Balance Sheets
	December 31,
	2009	2008
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$6,841	$8,110
Federal funds sold	35,894	14,907

Cash and Cash Equivalents	42,735	23,017

Securities available for sale	37,690	55,971
Securities held to maturity (fair value 2009 $10,266; 2008 $7,074)	10,618	7,940
Restricted stocks, at cost	1,000	755

Loans	513,399	448,780
Allowance for loan losses	(6,184)	(6,815)

Net Loans	507,215	441,965

Bank-owned life insurance	7,770	4,101
Premises and equipment, net	3,764	5,658
Accrued interest receivable	1,876	1,951
Goodwill	18,109	24,834
Other intangible assets, net of accumulated amortization of $1,235
and $957 at December 31, 2009 and December 31, 2008, respectively	871	1,149
Other assets	8,380	2,899

Total Assets	$640,028	$570,240

Liabilities
Deposits:
Noninterest-bearing	$69,980	$65,115
Interest-bearing	465,432	409,724

Total Deposits	535,412	474,839

Securities sold under agreements to repurchase	17,065	11,377
Accrued interest payable	164	282
Long-term debt	7,500	7,500
Other liabilities	3,050	2,930

Total Liabilities	563,191	496,928

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding at December 31, 2009 and -0- at December 31,2008	8,508	-
Common stock, no par value; 25,000,000 shares authorized; 7,182,397 and 6,959,821 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	69,794	68,197
(Accumulated deficit) retained earnings	(1,714)	4,738
Accumulated other comprehensive income	249	377

Total Shareholders’ Equity	76,837	73,312

Total Liabilities and Shareholders’ Equity	$640,028	$570,240

See notes to consolidated financial statements.

Community Partners Bancorp
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$27,726	$27,739
Investment securities	2,397	2,927
Federal funds sold	59	144

Total Interest Income	30,182	30,810

Interest Expense

Deposits	8,282	11,220
Securities sold under agreements to repurchase	273	438
Borrowings	302	319

Total Interest Expense	8,857	11,977

Net Interest Income	21,325	18,833

Provision for Loan Losses	2,205	2,301

Net Interest Income after Provision for Loan Losses	19,120	16,532

Non-Interest Income
Total other-than-temporary impairment losses	(360)	--
Less: Portion included in other comprehensive
income (pre-tax)	204	--
Net other-than-temporary impairment charges
to earnings	(156)	--
Service fees on deposit accounts	611	660
Other loan customer service fees	167	263
Earnings from investment in life insurance	144	150
Net realized gains on sale of securities	703	--
Other income	780	593

Total Non-Interest Income	2,249	1,666

Non-Interest Expenses

Salaries and employee benefits	9,509	9,076
Occupancy and equipment	3,311	3,350
Professional	851	927
Advertising	251	339
Data processing	844	579
Insurance	309	332
FDIC insurance and assessments	1,114	293
Outside service fees	519	568
Amortization of identifiable intangibles	278	316
Goodwill impairment charge	6,725	---
Other operating	1,426	1,390

Total Non-Interest Expenses	25,137	17,170

(Loss) Income before Income Taxes	(3,768)	1,028

Income Tax Expense	1,353	230

Net (Loss) Income	$(5,121)	$798

Preferred stock dividends and discount accretion	(530)	--

Net (loss) income available to common shareholders	$(5,651)	$798

(Loss) Earnings Per Common Share
Basic	$(0.79)	$0.11

Diluted	$(0.79)	$0.11

See notes to consolidated financial statements.

Community Partners Bancorp
Consolidated Statements of Shareholders’ Equity

		Common Stock
(Dollars in Thousands)	Preferred Stock	Outstanding Shares	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2008	$-	6,722,784	$66,552	$5,805	$100	$72,457

Comprehensive income:

Net income	-	-	-	798	-	798

Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	277	277

Total comprehensive income	-	-	-	-	-	1,075

Options exercised	-	34,861	165	-	-	165

Common stock dividend – 3%	-	202,176	1,480	(1,480)	-	-

Cumulative effect adjustment – adoption of accounting for post retirement benefit costs	-	-	-	(385)	-	(385)

Balance, December 31, 2008	-	6,959,821	68,197	4,738	377	73,312

Comprehensive loss:

Net loss	-	-	-	(5,121)	-	(5,121)

Change in net unrealized gain (loss)
on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	(128)	(128)

Total comprehensive loss						(5,249)

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000

Preferred stock discount accretion	110	-	-	(110)	-	-

Dividends on preferred stock	-	-	-	(420)	-	(420)

Common stock dividend – 3%	-	208,852	801	(801)	-	-

Stock option compensation expense	-	-	150	-	-	150

Options exercised	-	13,724	44	-	-	44

Balance, December 31, 2009	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

See notes to consolidated financial statements.

Community Partners Bancorp
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net (loss) income	$(5,121)	$798
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment charge	6,725	--
Depreciation and amortization	1,053	1,125
Provision for loan losses	2,205	2,301
Intangible amortization	278	316
Net amortization of securities premiums and discounts	215	49
Other-than-temporary impairment on securities available for sale	156	--
Net realized gain on sale of securities available for sale	(703)	--
Deferred income taxes	(237)	(908)
Earnings from investment in life insurance	(144)	(150)
Commercial loan participations originated for sale	--	(343)
Proceeds from sales of commercial loan participations	--	343
Stock option compensation expense	150	--
Net realized gain on sale of foreclosed real estate	(6)	--
Decrease (increase) in assets:
Accrued interest receivable	75	340
Other assets	(4,057)	(109)
(Decrease) increase in liabilities:
Accrued interest payable	(118)	(249)
Other liabilities	56	78
Net Cash Provided by Operating Activities	527	3,591

Cash Flows from Investing Activities
Purchase of securities held to maturity	(5,175)	(857)
Purchase of securities available for sale	(26,141)	(36,084)
Proceeds from sales of securities available for sale	11,363	--
Proceeds from repayments and maturities of securities held to maturity	2,492	472
Proceeds from repayments and maturities of securities available for sale	33,181	35,341
Purchase of restricted stocks	(245)	(27)
Proceeds from the sale of foreclosed real estate	1,776	--
Net increase in loans	(69,225)	(31,974)
Purchase of bank-owned life insurance	(3,525)	--
Purchase of premises and equipment	(259)	(1,693)
Net Cash Used in Investing Activities	(55,758)	(34,822)

Cash Flows from Financing Activities
Net increase in deposits	60,573	47,880
Net increase (decrease) in securities sold under agreements to repurchase	5,688	(3,810)
Proceeds from issuance of preferred stock	9,000	--
Cash dividends paid on preferred stock	(356)	--
Proceeds from exercise of stock options	44	165
Net Cash Provided by Financing Activities	74,949	44,235
Net Increase in Cash and Cash Equivalents	19,718	13,004

Cash and Cash Equivalents – Beginning	23,017	10,013

Cash and Cash Equivalents – Ending	$42,735	$23,017

Supplementary Cash Flows Information
Interest paid	$8,975	$12,226
Income taxes paid	$2,609	$1,280

Supplementary schedule of non-cash activities: Other real estate acquired in settlement of loans	$1,770	$--

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

D.  Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Monmouth and Union counties of New Jersey. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. Although the Company actively manages the diversification of its loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the local economy. The loan portfolio includes commercial real estate, which is comprised of owner occupied and investment real estate, including general office, medical, manufacturing and retail space. Construction loans, short-term in nature, comprise another portion of the portfolio, along with commercial and industrial loans. The latter includes lines of credit and equipment loans. From time to time, the Company may purchase or sell an interest in a loan from or to another lender (participation loan) in order to manage its portfolio risk. Loans purchased by the Company are typically located in central New Jersey and meet the Company’s own independent underwriting guidelines. The Company does not have any significant concentrations in any one industry or customer.

E.  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits, and Federal funds sold. Generally Federal funds are purchased and sold for one-day periods.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future cash flows of the security. The impact of the adoption increased net income by approximately $122,000 for the year ended December 31, 2009, which represents the after-tax non-credit portion of the other-than-temporary impairments for the year ended December 31, 2009. The Company did not recognize any other-than-temporary impairment charges in previous periods, therefore, there was no transition adjustment as of the effective date of the new guidance.

G.  Restricted Stock

Restricted stock, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2009 and 2008, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $925,000 and $680,000 at December 31, 2009 and 2008, respectively.

Management evaluates the restricted stock for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2009.

Note 1 – Summary of Significant Accounting Policies (Continued)

H.  Loans Receivable

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

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

I.  Allowance for Loan Losses

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Note 1 – Summary of Significant Accounting Policies (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

J.  Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company sold no loan participations to other banks during the year ended December 31, 2009 and $343,000 during year ended December 31, 2008. No gains or losses were recognized. The Company had no loan participations held for sale at December 31, 2009 and 2008. The balance of participations sold to other banks that are serviced by the Company was $2,411,000 and $6,979,000 at December 31, 2009 and 2008, respectively. No servicing asset or liability has been recognized due to immateriality.

K.  Bank-Owned Life Insurance

The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Company’s wholly-owned trust on a chosen group of employees.  The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income generated from the increase in cash surrender value of the policies is included in non-interest income on the statements of operations.

L.  Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their estimated life or the lease term.

M.  Advertising

The Company expenses advertising costs as incurred.

N.  Income Taxes

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2009 or 2008 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2006.

Note 1 – Summary of Significant Accounting Policies (Continued)

O.  Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

P.  Earnings per Common Share

On August 25, 2009, the Company declared a 3% stock dividend on common stock outstanding payable October 23, 2009 to shareholders of record on September 25, 2009. On August 29, 2008, the Company declared a 3% stock dividend on common stock outstanding payable October 17, 2008 to shareholders of record on September 30, 2008.

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding during the year. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of the stock dividends. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that could occur if certain outstanding securities to issue common stock were exercised and converted into common stock. Potential common shares relate to outstanding stock options and stock warrants, and are determined using the treasury stock method.

Q.  Stock-Based Compensation

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

R.  Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the presentation used in the 2009 financial statements. These reclassifications had no effect on net income.

S.  Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006.  Accounting principles generally accepted in the United States of America requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The Company performed a goodwill impairment analysis as of September 30, 2009 and based on the results, recorded a $6,725,000 impairment charge for the year ended December 31, 2009. See Note 6 for additional details. Based on the goodwill impairment analysis performed in 2008, the Company concluded there was no impairment.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

U.  Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in these financial statements.

V.  Recent Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (the “FASB”) officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding all existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under authority of Federal securities laws are also sources of authoritative guidance for SEC registrants. All other accounting literature is considered non-authoritative. The issuance of the ASC changes the way companies refer to U.S. GAAP in financial statements and other disclosures.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an   active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets, or

c.
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

Note 1 – Summary of Significant Accounting Policies (Continued)

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is continuing to evaluate the impact the adoption of ASU 2009-16 will have on our financial position or results of operations.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures    about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure  requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB‘s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company is continuing to evaluate the impact the adoption of ASU 2009-16 will have on our financial position or results of operations.

Note 2 – Change in Accounting Principle

Effective January 1, 2008, the Company adopted new accounting guidance for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements. The new guidance requires the recognition of a liability related to the postretirement benefits covered by endorsement split-dollar life insurance arrangements. The guidance highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, than a liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company chose approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 as a charge to retained earnings of $385,000. Net periodic post-retirement benefit expense included in salaries and employee benefits was $49,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively.

Note 3 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2009:
			Gross
		Gross	Unrealized Losses
	Amortized	Unrealized	Noncredit		Fair
	Cost	Gains	OTTI	Other	Value
			(In Thousands)
Securities available for sale:
U.S. Government agency securities	$11,068	$83	$-	$(49)	$11,102
Municipal securities	2,011	26	-	(12)	2,025
U.S. Government-sponsored enterprises (“GSE”) - Mortgage-backed securities	18,769	838	-	(1)	19,606
Corporate debt securities	4,284	51	(204)	(315)	3,816
	36,132	998	(204)	(377)	36,549
Mutual Fund	1,136	5	-	-	1,141

	$37,268	$1,003	$(204)	$(377)	$37,690

Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$-	$(21)	$979
Municipal securities	6,802	214	-	(5)	7,011
Corporate debt securities	2,816	16	-	(556)	2,276

	$10,618	$230	$-	$(582)	$10,266

December 31, 2008:
			Gross
		Gross	Unrealized Losses
	Amortized	Unrealized	Noncredit		Fair
	Cost	Gains	OTTI	Other	Value
			(In Thousands)
Securities available for sale:
U.S. Government agency securities	$23,257	$670	$-	$-	$23,927
Municipal securities	2,247	20	-	-	2,267
U.S. Government-sponsored enterprises (“GSE”) - Mortgage-backed securities	27,252	660	-	(83)	27,829
Corporate debt securities and others	2,577	102	-	(731)	1,948
	$55,333	$1,452	$-	$(814)	$55,971

Securities held to maturity:
Municipal securities	$6,139	$90	$-	$(73)	$6,156
Corporate debt securities and others	1,801	-	-	(883)	918

	$7,940	$90	$-	$(956)	$7,074

Note 3 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$2,458	$2,479	$500	$500
Due in one year through five years	7,629	7,627	1,898	1,995
Due in five years through ten years	-	-	2,059	2,094
Due after ten years	7,276	6,837	6,161	5,677

	17,363	16,943	10,618	10,266
GSE - Mortgage-backed securities	18,769	19,606	-	-

	$36,132	$36,549	$10,618	$10,266

Proceeds from sales of securities available for sale during 2009 were $11,363,000, resulting in net realized gains of $703,000. The Company had no sales of securities in 2008.

Certain of the Company’s investment securities, totaling $19,544,000 and $25,789,000 at December 31, 2009 and 2008, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:	(In Thousands)

U.S. Government agency securities	$4,930	$(70)	$-	$-	$4,930	$(70)
Municipal securities	1,341	(17)	-	-	1,341	(17)
GSE - Mortgage-backed securities	42	(1)	-	-	42	(1)
Corporate debt securities	325	(5)	2,071	(1,070)	2,396	(1,075)

Total Temporarily Impaired Securities	$6,638	$(93)	$2,071	$(1,070)	$8,709	$(1,163)

Note 3 – Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2008:

Municipal securities	$1,768	$(73)	$-	$-	$1,768	$(73)
GSE - Mortgage-backed securities	1,990	(15)	2,308	(68)	4,298	(83)
Corporate debt securities	-	-	1,685	(1,614)	1,685	(1,614)

Total Temporarily Impaired Securities	$3,758	$(88)	$3,993	$(1,682)	$7,751	$(1,770)

The Company had 16 securities and 24 securities in an unrealized loss position at December 31, 2009 and December 31, 2008, respectively. In management’s opinion, the unrealized losses in municipal, U.S. Government agency and U.S. GSE mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of December 31, 2009, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2009.

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total impairment on this security was $360,000 during 2009. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized in operations during 2009 while $204,000 was recognized in other comprehensive income.

Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

Note 3 – Securities (Continued)

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the year ended December 31, 2009:

2009
(In Thousands)

Beginning balance, January 1, 2009	$-
Amount related to the credit loss for which an
other-than-temporary impairment was not
previously recognized	156

Ending balance, December 31, 2009	$156

Note 4 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Commercial and industrial	$133,916	$120,404
Real estate – construction	67,011	76,128
Real estate – commercial	228,818	177,650
Real estate – residential	19,381	19,860
Consumer	64,547	54,890
Other	176	119

	513,849	449,051
Allowance for loan losses	(6,184)	(6,815)
Unearned fees	(450)	(271)

Net Loans	$507,215	$441,965

The Company had $14,151,000 of loans on which the accrual of interest had been discontinued at December 31, 2009 and $12,958,000 of loans on which the accrual of interest had been discontinued at December 31, 2008. There were no loan balances past due 90 days or more and still accruing interest at December 31, 2009 and December 31, 2008.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $17,266,000 and $9,324,000 at December 31, 2009 and 2008, respectively. The recorded investment in impaired loans requiring a specific allowance for loan losses was $8,272,000 and $8,432,000 at December 31, 2009 and 2008, respectively. The reserve allocated to such loans at December 31, 2009 and 2008 was $1,313,000 and 2,257,000, respectively. For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was $22,251,000 and $6,657,000 and the interest income recognized on these impaired loans was $68,000 and $129,000, respectively.

Note 4 – Loans Receivable and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Balance, beginning of year	$6,815	$4,675
Provision charged to expenses	2,205	2,301
Loans charged-off, net	(2,836)	(161)

Balance, end of year	$6,184	$6,815

Note 5 – Bank Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 are as follows:

	Estimated Useful Lives	2009	2008
		(In Thousands)

Land	Indefinite	$400	$1,208
Buildings	30 years	893	893
Leasehold improvements	5-15 years	4,266	4,193
Furniture, fixtures and equipment	3 - 7 years	4,040	3,896
Computer equipment and software	2 - 5 years	1,927	1,798
Construction in progress	-	-	397

		11,526	12,385

Less accumulated depreciation and amortization		(7,762)	(6,727)

		$3,764	$5,658

During 2009, land and construction in progress with an aggregate value of $1,100,000 was reclassified to held-for-sale and accordingly, transferred out of bank premises and equipment. This balance is included in other assets.

Note 6 – Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006. The Company performed its goodwill impairment analysis as of September 30, 2009, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The analysis then calculates the present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

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

Note 6 – Goodwill and Other Intangible Assets (Continued)

Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step one analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, a $6,725,000 impairment charge was recorded during the year ended December 31, 2009.

The Company’s goodwill impairment resulted from a number of external and internal factors. Among the external factors that contributed to the impairment was the decrease in the values of financial institution stocks during the past year and the acquisition multiples paid for banks of comparable size and character to the Company, which produced a lower fair value under the market approach. Among the internal factors which contributed to the current year’s impairment charge was a decrease in expected cash flows for the Company resulting from declining operating results due to the current economic environment, which includes the increase in non-performing assets. This produced a lower fair value under the income approach.

The $6,725,000 goodwill impairment charge was non-deductible for income tax purposes. In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Company’s regulatory capital ratios.

The following table summarizes the changes in goodwill:

	December 31,
	2009	2008
	(In Thousands)

Balance at beginning of year	$24,834	$24,834
Goodwill impairment	(6,725)	-

Balance at end of period	$18,109	$24,834

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $871,000, net of accumulated amortization of $1,200,000, as of December 31, 2009 and a carrying value of $1,149,000, net of accumulated amortization of $957,000, as of December 31, 2008. Amortization expense related to intangible assets was $278,000 and $316,000 for the years ended December 31, 2009 and 2008, respectively.

The aggregate estimated amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2010	$239
2011	201
2012	163
2013	124
2014	86

Note 7 – Deposits

The components of deposits at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Demand, non-interest bearing	$69,980	$65,115
Demand, interest bearing - NOW, money market and savings	336,222	297,948
Time, $100,000 and over	72,949	62,898
Time, other	56,261	48,878

	$535,412	$474,839

Note 7 – Deposits (Continued)

At December 31, 2009, the scheduled maturities of time deposits are as follows (in thousands):

2010	$102,265
2011	5,655
2012	5,728
2013	1,470
2014	14,092

$129,210

Note 8 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at their safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$17,065	$11,377
Average during the year	15,233	16,957
Maximum month-end balance	18,330	19,553
Weighted average rate during the year	1.79%	2.58%
Weighted average rate at December 31	1.44%	2.31%

Note 9 – Borrowings

Short-term borrowings consist of Federal funds purchased and short-term advances from the FHLB. Information concerning short-term borrowings for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(Dollars In Thousands)

Short-term borrowings:
Balance at year-end	$-	$-
Average during the year	-	715
Maximum month-end balance	-	5,346
Weighted average rate during the year	-	2.80%

The Company has an unsecured line of credit totaling $10,000,000 with another financial institution that bears interest at a variable rate and is renewed annually. There were no borrowings under this line of credit at December 31, 2009 and 2008.

The Company has a maximum borrowing capacity with the FHLB of approximately $62,400,000. There were no short-term borrowings from the FHLB at December 31, 2009 and 2008. Advances from the FHLB are secured by qualifying assets of the Bank.

Note 9 – Borrowings (Continued)

Long-term debt consists of a $7,500,000 convertible note due in November 2017 at an interest rate of 3.965%, from the FHLB that is collateralized by the Company’s real estate loan portfolio. The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB. The Company has the option to repay this advance, if converted, without penalty.

Note 10 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute from 3% to a maximum of 20% of their annual salary.  Annually, the Company matches a percentage of employee contributions. The Company contributed $179,000 and $181,000 for the years ended December 31, 2009 and 2008, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2009 and 2008, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2009 and 2008, other liabilities included approximately $562,000 and $505,000, respectively, accrued under this plan. Expenses related to this plan included in the consolidated statements of income are approximately $64,000 and $77,000 for the years ended December 31, 2009 and 2008, respectively.

Note 11 – Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Unrealized holding gains on available for sale securities	$525	$458
Unrealized losses on securities for which
a portion of the impairment has been
recognized in income	(193)	-
Reclassification adjustment for gains on sales of securities recognized
in net income (loss)	(703)	-
Reclassification adjustment for
other-than-temporary credit losses
on securities included in net income (loss)	156	-
Tax effect	87	(181)

Net of Tax Amount	$(128)	$277

Note 12 – Federal Income Taxes

The components of income tax expense for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Current	$1,590	$1,138
Deferred	(237)	(908)

	$1,353	$230

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2009 and 2008:

	2009			2008
	Amount	%		Amount	%
	(Dollars In Thousands)

Pre-tax book income	$(1,281)	34.0%		$350	34.0%
Tax exempt interest	(151)	4.0		(129)	(12.5)
Bank-owned life insurance income	(49)	1.3		(51)	(5.0)
State income taxes, net of federal income tax benefit	167	(4.4)		39	3.8
Goodwill impairment	2,286	(60.7)		-	0.0
Other	381	(10.1)		21	2.1

	$1,353	(35.9	) %	$230	22.4%

The components of the net deferred tax asset, included in other assets, as of December 31, 2009 and 2008, were as follows:
	2009	2008
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,470	$1,993
Depreciation and amortization	527	518
Deferred compensation	252	201
Other	94	28

	3,343	2,740
Deferred tax liabilities:
Purchase accounting adjustments	(574)	(402)
Unrealized gain on investment securities available for sale	(174)	(261)
Other	(266)	(72)

	(1,014)	(735)

Net Deferred Tax Asset	$2,329	$2,005

Note 13 – (Loss) Earnings Per Common Share

The following sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(In Thousands, Except Per Share Data)

Net (loss) income	$(5,121)	$798
Preferred stock dividends and discount accretion	(530)	-

Net (loss) income applicable to common shareholders	$(5,651)	$798

Weighted average common shares outstanding	7,170	7,153
Effect of dilutive securities, stock options and warrants	18	115

Weighted average common shares outstanding used to calculate diluted earnings (loss) per share	7,188	7,268

Basic (loss) earnings per common share	$(0.79)	$0.11

Diluted (loss) earnings per common share	$(0.79)	$0.11

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation were 746,000 and 422,000 for 2009 and 2008, respectively.

Note 14 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2021. Aggregate rent expense was $1,249,000 and $1,169,000 for the years ended December 31, 2009 and 2008, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2009 are as follows (in thousands):

2010	$1,022
2011	1,061
2012	1,077
2013	1,028
2014	856
Thereafter	4,148

$9,192

Note 15 – Stock Option Plans

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “2007 Plan”), subject to shareholder approval. The 2007 Plan, which was approved by the Company’s shareholders at the Company’s annual meeting on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the 2007 Plan, stock options, restricted stock, or such other equity incentive awards as the Committee may determine. The number of shares of common stock reserved and available under the 2007 Plan was 819,545, after adjusting for the 3% stock dividends declared in 2009 and 2008.

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

Stock based compensation expense related to the above grants, totaling approximately $150,000, was recorded during the year ended December 31, 2009, and is included in salaries and employee benefits on the income statements. A deferred tax benefit of $27,000 was recognized during the year ended December 31, 2009 related to this stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $353,000 as of December 31, 2009 and will be recognized over the subsequent 4.0 years.

Note 15 – Stock Option Plans (Continued)

The Company did not issue any shares of restricted stock during the years ended December 31, 2009 and 2008.

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2009 and 2008, as adjusted for the 3% stock dividends in 2009 and 2008:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding, December 31, 2007	812,491	$8.86
Options exercised	(36,450)	4.45
Options forfeited	(9,004)	13.70

Options outstanding, December 31, 2008	767,037	9.01
Options granted	425,390	3.64
Options exercised	(13,724)	3.25
Options forfeited	(142,047)	6.42

Options outstanding, December 31, 2009	1,036,656	$7.21	5.58 years	$-
Options exercisable, end of year	693,666	$8.98	1.62 years	$-

Options outstanding – price range at end of year	$3.25 to $15.33

Options exercisable – price range at end of year	$3.25 to $15.33

The total intrinsic value of stock options exercised was $4,681 and $101,803 during the years ended December 31, 2009 and 2008, respectively.

The following summarizes information about stock options outstanding at December 31, 2009.

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$3.25 - $3.64	587,557	6.9 years	$ 3.55
$4.23 - $4.74	38,483	2.6 years	4.43
$5.35 - $5.82	12,419	0.6 years	5.62
$6.04 - $6.90	3,363	1.4 years	6.46
$7.82 - $7.82	788	5.0 years	7.82
$8.60 - $8.79	52,392	4.0 years	8.79
$10.13 - $10.66	9,067	5.0 years	10.64
$12.08 - $15.33	332,587	4.1 years	13.72

	1,036,656

Note 15 – Stock Option Plans (Continued)

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

The dividend yield assumption is based on the Company’s history and expectations of cash dividends. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the grants. The expected life is based on historical exercise experience.

On January 19, 2010, the Compensation Committee of the Company awarded stock options to officers of the Company.

The Committee awarded incentive stock options to various officers totaling 44,100 shares. The incentive stock options awarded will vest 33.3% per year over three years beginning January 19, 2011. The exercise price of the options is $3.25 based upon the average trading price on January 19, 2010.

Note 16 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Community Partners relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2009 were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2009 and 2008, loans to related parties amounted to $10,098,000 and $8,280,000 respectively. During 2009, new loans and advances to such related parties totaled $3,670,000 and repayments and other reductions aggregated $1,852,000.

A director of the Bank is the principal of a company that provides leasehold improvement construction services for certain of the Bank’s new offices. The Bank paid $69,000 and $579,000 for these construction services for the years ended December 31, 2009 and 2008, respectively. Such costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period. Construction costs incurred are comparable to similarly outfitted bank office space in the market area.

Note 17 – Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.  Collateral held varies but my include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit of approximately $112,671,000 and $102,569,000 at December 31, 2009 and 2008, respectively.

Note 17 – Financial Instruments with Off-Balance Sheet Risk (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had standby letters of credit for customers aggregating $5,824,000 and $8,651,000 at December 31, 2009 and 2008, respectively. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $5,824,000 and $8,254,000 at December 31, 2009 and 2008, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2009 and 2008.

Note 18 – Regulatory Matters

The Bank is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve balance was $50,000 at December 31, 2009.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2009 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

Note 18 – Regulatory Matters (Continued)

As of December 31, 2009, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Community Partners and the Bank’s actual capital amounts and ratios at December 31, 2009 and 2008 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount			Ratio
	(Dollars in Thousands)

As of December 31, 2009
Total capital (to risk-weighted assets)
Community Partners Bancorp	$63,792	11.74%	$	>43,470	≥8.00%	$	N/A		N/A
Two River Community Bank	63,601	11.68%		>43,562	≥8.00%		>54,453		≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	57,608	10.60%		>21,739	≥4.00%		N/A		N/A
Two River Community Bank	57,417	10.55%		>21,769	≥4.00%		>32,654		≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	57,608	9.28%		>24,831	≥4.00%		N/A		N/A
Two River Community Bank	57,417	9.18%		>24,563	≥4.00%		>30,704		≥5.00%

As of December 31, 2008
Total capital (to risk-weighted assets)
Community Partners Bancorp	$52,832	11.25%	$	>37,569	≥8.00%	$	N/A	$	N/A
Two River Community Bank	52,038	11.05%		>37,675	≥8.00%		>47,093		≥10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	46,951	10.00%		>18,780	≥4.00%		N/A		N/A
Two River Community Bank	46,140	9.80%		>18,833	≥4.00%		>28,249		≥6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	46,951	8.53%		>22,017	≥4.00%		N/A		N/A
Two River Community Bank	46,140	8.38%		>22,024	≥4.00%		>27,530		≥5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Note 19 – Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2009
Securities available for sale:
U.S. Government agency securities	$-	$11,102	$-	$11,102
Municipal securities	-	2,025	-	2,025
GSE: Mortgage-backed securities	-	19,606	-	19,606
Corporate debt securities	-	3,676	140	3,816
Mutual Fund	1,141	-	-	1,141

Total	$1,141	$36,409	$140	$37,690

At December 31, 2008
Securities available for sale:
U.S. Government agency securities	$-	$23,927	$-	$23,927
Municipal securities	-	2,267	-	2,267
GSE: Mortgage-backed securities	-	27,829	-	27,829
Corporate debt securities	-	1,771	177	1,948

Total	$-	$55,794	$177	$55,971

Note 19 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	December 31, 2009	December 31, 2008
	(In Thousands)

Beginning balance January 1	$177	$974
Total gains/(losses) – (realized/unrealized):
Included in earnings	(156)	-
Included in other comprehensive income (loss)	119	(326)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	(471)

Ending Balance	$140	$177

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2009
Impaired loans	$-	$-	$6,959	$6,959
Goodwill	-	-	18,109	18,109
Property held for sale	-	-	1,100	1,100

At December 31, 2008
Impaired loans	$-	$-	$6,175	$6,175

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2009, fair value consists of the loan balances of $6,959,000, net of valuation allowances of $1,313,000. At December 31, 2008, fair value consists of loan balances of $6,175,000, net of a valuation allowance of $2,257,000.

Note 19 – Fair Value of Financial Instruments (Continued)

•
Goodwill – Goodwill, which is evaluated for impairment on an annual basis, was written down to a fair value of $18,109,000. An impairment charge of $6,725,000 was taken during 2009. See Note 6 for further details on goodwill.

•
Property held for sale – Real estate originally classified as bank premises for a planned branch, was reclassified during 2009 to held for sale. This property is carried in other assets at fair value based upon the appraised value of the property. An impairment charge of $52,000 was recorded during the year ended December 31, 2009.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s balance sheet.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumption were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008.

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2009 and 2008, the Company determined that no active market existed for our pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investment in Federal Home Loan Bank Stock and ACBB Stock:

The carrying amount of restricted investment in FHLB and ACBB stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (carried at cost):

The fair values of loans, excluding impaired loans, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Accrued Interest Receivable and Payable (carried at cost) :

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Note 19 – Fair Value of Financial Instruments (Continued)

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based   on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the   agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2009 and 2008.

The estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 were as follows:

2009		2008
Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In Thousands)

Financial assets:
Cash and cash equivalents	$42,735	$42,735	$23,017	$23,017
Securities available for sale	37,690	37,690	55,971	55,971
Securities held to maturity	10,618	10,266	7,940	7,074
Restricted stock	1,000	1,000	755	755
Loans receivable	507,215	486,729	441,965	444,786
Accrued interest receivable	1,876	1,876	1,951	1,951

Financial liabilities:
Deposits	535,412	536,101	474,839	475,534
Securities sold under agreements to repurchase	17,065	17,065	11,377	11,377
Long-term debt	7,500	8,111	7,500	7,562
Accrued interest payable	164	164	282	282

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

Note 20 – Shareholders’ Equity

In connection with the Emergency Economic Stabilization Act of 2008 (“EESA”) the Secretary of Treasury (the “Treasury”) was authorized to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA has also been interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program  under which QFIs that elected to participate in the TARP Capital Purchase Program were allowed to issue senior perpetual preferred stock to the Treasury, and the Treasury was authorized to purchase such preferred stock of QFIs, subject to certain limitations and terms. EESA was developed to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the TARP Capital Purchase Program, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), no par value per share and with a liquidation preference of $1,000 per share, and a warrant (the “Warrant”) to purchase 297,116 shares of the Company’s common stock, as adjusted for the 2009 stock dividend declared in August 2009, for an aggregate purchase price of $9,000,000.

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

The proceeds received were allocated between the Series A Preferred Stock and the warrants based upon their relative fair values as of the date of issuance, which resulted in the recording of a discount of the Series A Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to accumulated deficit on a straight-line basis over the expected life of the preferred stock of five years.

Note 20 – Shareholders’ Equity (Continued)

The agreement with the Treasury contains limitations on certain actions by the Company, including Treasury consent prior to the payment of cash dividends on the Company’s common stock and the repurchase of its common stock during the first three years of the agreement. In addition, the Company agreed that, while the Treasury owns the Senior Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of EESA.

Note 21 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners, is as follows:

Condensed Balance Sheets
	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and cash equivalents	$260	$481
Investments in subsidiaries	76,646	72,501
Other assets	-	498

Total assets	$76,906	$73,480

Liabilities and Shareholders’ Equity
Other liabilities	$69	$168
Shareholders’ equity	76,837	73,312

Total liabilities and shareholders’ equity	$76,906	$73,480

Condensed Statements of Income
	December 31,
	2009	2008
	(In Thousands)

Dividends from Bank subsidiaries	$-	$-
Management fees from subsidiaries	-	1,094
	-	1,094

Other operating expenses	150	1,094

Income (loss) before income taxes	(150)	-

Income tax expense	244	-

Income (loss) before undistributed income of subsidiaries	(394)	-

Equity in undistributed (loss) income of subsidiaries	(4,727)	798

Net (loss) income	$(5,121)	$798

Note 21 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows
	December 31,
	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(5,121)	$798
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net (loss) income of subsidiaries	4,727	(798)
Stock option compensation expense	150	-
Other, net	335	110

Net cash provided by operating activities	91	110

Cash flows from investing activities:
Contribution to subsidiary	(9,000)	-

Cash flows from financing activities:
Proceeds from options exercised	44	165
Proceeds from issuance of preferred stock	9,000	-
Payment of dividends on preferred stock	(356)	-

Net cash provided by financing activities	8,688	165

(Decrease) Increase in cash and cash equivalents	(221)	275

Cash and cash equivalents at beginning of period	481	206

Cash and cash equivalents at end of year	$260	$481

Note 22 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2009 and 2008, on a quarterly basis, for Community Partners (in thousands, except per share data):

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,839	$7,797	$7,392	$7,154
Interest expense	1,947	2,029	2,266	2,615

Net interest income	5,892	5,768	5,126	4,539
Provision for loan losses	1,025	675	355	150

Net interest income after provision for loan losses	4,867	5,093	4,771	4,389
Non-interest income	650	368	357	874
Goodwill impairment charge	-	6,725	-	-
Non-interest expense	4,428	4,675	4,842	4,467

Income (loss) before income taxes	1,089	(5,939)	286	796
Income taxes	707	282	80	284

Net income (loss)	382	(6,221)	206	512

Preferred stock dividends & discount accretion	(145)	(145)	(144)	(96)

Net income (loss) available to common shareholders	$237	$(6,366)	$62	$416
Per Common Share Data:
Basic earnings (loss)	$0.03	$(0.89)	$0.01	$0.06
Diluted earnings (loss)	$0.03	$(0.89)	$0.01	$0.06

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,511	$7,719	$7,561	$8,019
Interest expense	3,137	2,996	2,692	3,152

Net interest income	4,374	4,723	4,869	4,867
Provision for loan losses	1,348	279	589	85

Net interest income after provision for loan losses	3,026	4,444	4,280	4,782
Non-interest income	417	486	385	378
Non-interest expense	4,432	4,445	4,249	4,044

(Loss) income before income taxes	(989)	485	416	1,116
Income taxes	(453)	156	126	401

Net (loss) income	$(536)	$329	$290	$715
Net (loss) income per common share:
Basic (loss) earnings	$(0.07)	$0.05	$0.04	$0.10
Diluted (loss) earnings	$(0.07)	$0.05	$0.04	$0.10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: March 31, 2010	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ CHARLES T. PARTON	Chairman of the Board	March 31, 2010
Charles T. Parton
/s/ JOSEPH F.X. O’SULLIVAN	Vice Chairman of the Board	March 31, 2010
Joseph F.X. O’Sullivan
/s/ FRANK J. PATOCK, JR.	Vice Chairman of the Board	March 31, 2010
Frank J. Patock, Jr.
/s/ MICHAEL W. KOSTELNIK, JR.	Director	March 31, 2010
Michael W. Kostelnik, Jr.
/s/ ROBERT E. GREGORY	Director	March 31, 2010
Robert E. Gregory
/s/ FREDERICK H. KURTZ	Director	March 31, 2010
Frederick H. Kurtz
/s/ JOHN J. PERRI, JR. CPA	Director	March 31, 2010
John J. Perri, Jr.
/s/ ROBERT B. GROSSMAN, MD	Director	March 31, 2010
Robert B. Grossman, MD
/s/ JOHN E. HOLOBINKO, ESQ.	Director	March 31, 2010
John E. Holobinko, ESQ.
/s/ WILLIAM F. LaMORTE	Director	March 31, 2010
William F. LaMorte
/s/ WILLIAM STATTER	Director	March 31, 2010
William Statter
/s/ ROBIN ZAGER	Director	March 31, 2010
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 31, 2010
William D. Moss
/s/ MICHAEL J. GORMLEY	Executive Vice President, Chief Operating Officer	March 31, 2010
Michael J. Gormley	and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.			Description

3	(i)(A)
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i)(A) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009)

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

10.1		#
Form of Change in Control Agreement between Two River Community Bank and each of William D. Moss, Michael J. Gormley, Antha J. Stephens, and Alan B. Turner (incorporated by reference to Exhibit 10.3 to the S-4)

10.2		#	Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the S-4)

10.3		#	Supplemental Executive Retirement Agreement between Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.6 to the S-4)

10.4		#	Supplemental Executive Retirement Agreement between Two River Community Bank and Antha Stephens (incorporated by reference to Exhibit 10.7 to the S-4)

10.5		#	Supplemental Executive Retirement Agreement between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.8 to the S-4)

10.6		#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)

10.7		#	Two River Community Bank 2003 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)

10.8		#	Two River Community Bank 2001 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.11 to the S-4)

10.9	#	Two River Community Bank 2001 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the S-4)

10.10
Services agreement between Two River Community Bank and Phoenix International Ltd., Inc. dated November 18, 1999, and subsequent amendment #1 dated February 1, 2005 (incorporated by reference to Exhibit 10.24 to the S-4)

10.11		Services agreement between Two River Community Bank and Online Resources Corporation/Quotien, dated March 17, 2003 (incorporated by reference to Exhibit 10.25 to the S-4)

10.12	#	The Town Bank of Westfield 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.26 to the S-4)

10.13	#	The Town Bank of Westfield 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.27 to the S-4)

10.14	#	The Town Bank of Westfield 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.28 to the S-4)

10.15	#	The Town Bank of Westfield 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.29 to the S-4)

10.16	#	The Town Bank of Westfield 1999 Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the S-4)

10.17	#	The Town Bank of Westfield 2000 Director Stock Option Plan (incorporated by reference to Exhibit 10.31 to the S-4)

10.18	#	The Town Bank of Westfield 2001 Director Stock Option Plan (incorporated by reference to Exhibit 10.32 to the S-4)

10.19
MAC(R) Network Participation Agreement dated as of September 20, 2000 by and between The Town Bank and Money Access Service Inc. (predecessor in interest to Star Networks Inc.) (including all addenda, schedules and exhibits, as amended from time to time) (incorporated by reference to Exhibit 10.38 to the S-4)

10.20	#	Amendment dated January 4, 2006 to The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.49 to the January S-4/A)

10.21	#	Amendment dated January 4, 2006 to The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.50 to the January S-4/A)

10.22	#	Amendment dated January 4, 2006 to The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.51 to the January S-4/A)

10.23	#	Amendment dated January 4, 2006 to The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.52 to the January S-4/A)

10.24	#	Community Partners Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10. 25	#
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.26	#
Change in Control and Assumption Agreement, made as of June 1, 2007, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.27	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and William D. Moss (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.28	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and Michael J. Gormley (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.29
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

10.30	#
Form of Waiver, executed by each of Messrs. Barry B. Davall, Michael J. Gormley, William D. Moss and Robert W. Dowens, Sr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.31	#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Barry B. Davall, Michael J. Gormley, William D. Moss and Robert W. Dowens, Sr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.32	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Michael J. Gormley, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.33	#
First Amendment to Change in Control and Assumption Agreement dated June 1, 2007 (the “2007 Gormley CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley, made as of October 30, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.34	#
Continuation of Benefits Agreement, made as of October 30, 2008, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley related to the 2007 Gormley CIC Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.35	#
First Amendment to Change in Control Agreement dated December 9, 2004 (the “2004 Gormley CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley, made as of October 30, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.36	#
Continuation of Benefits Agreement, made as of October 30, 2008, by and between Community Partners Bancorp, Two River Community Bank and Michael J. Gormley related to the 2004 Gormley CIC Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.37	#
First Amendment to Excise Tax Reimbursement Agreement dated on and as of June 1, 2007 by and between Community Partners Bancorp and Michael J. Gormley, entered into as of October 30, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.38	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated July 7, 2005 by and between Two River Community Bank and William D. Moss, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.39	#
First Amendment to Change in Control and Assumption Agreement dated June 1, 2007 (the “2007 Moss CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and William D. Moss, made as of October 31, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.40	#
Continuation of Benefits Agreement, made as of October 31, 2008, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss related to the 2007 Moss CIC Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.41	#
First Amendment to Change in Control dated December 27, 2004 (the “2004 Moss CIC Agreement”) by and between Community Partners Bancorp, Two River Community Bank and William D. Moss, made as of October 31, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.42	#
Continuation of Benefits Agreement, made as of October 31, 2008, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss related to the 2004 Moss CIC Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.43	#
First Amendment to Excise Tax Reimbursement Agreement dated on and as of June 1, 2007 by and between Community Partners Bancorp and William D. Moss, entered into as of October 31, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.44	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Antha J. Stephens, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.45	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Alan B. Turner, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

21	*	Subsidiaries of the Registrant

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William D. Moss, President and Chief Executive Officer of the Registrant, and Michael J. Gormley, Chief Financial Officer of the Registrant

99.1	*	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, under Section 111(b)(4) of EESA

99.2	*	Certification of Michael J. Gormley, Chief Financial Officer of the Registrant, under Section 111(b)(4) of EESA

*           Filed herewith.

#           Management contract or compensatory plan or arrangement.