Form 10-Q
period 2010-03-31
Community Partners Bancorp
filed 2010-05-17
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of May 5, 2010, there were 7,192,492 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.                                Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
At March 31, 2010 and December 31, 2009
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$73,586	$6,841
Federal funds sold	7,000	35,894

Cash and cash equivalents	80,586	42,735

Securities available-for-sale	33,020	37,690
Securities held-to-maturity (fair value of $11,743 and $10,266 at March 31, 2010 and December 31, 2009, respectively)	11,938	10,618
Restricted stocks, at cost	1,000	1,000

Loans	507,958	513,399
Allowance for loan losses	(6,884)	(6,184)

Net loans	501,074	507,215

Bank-owned life insurance	7,883	7,770
Premises and equipment, net	3,567	3,764
Accrued interest receivable	1,887	1,876
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,302 and $1,235 at March 31, 2010 and December 31, 2009, respectively	804	871
Other real estate owned	706	-
Other assets	7,591	8,380

TOTAL ASSETS	$668,165	$640,028

LIABILITIES
Deposits:
Non-interest bearing	$76,152	$69,980
Interest bearing	488,478	465,432

Total Deposits	564,630	535,412

Securities sold under agreements to repurchase	15,349	17,065
Accrued interest payable	133	164
Long-term debt	7,500	7,500
Other liabilities	3,091	3,050

Total Liabilities	590,703	563,191

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding
at March 31, 2010 and at December 31, 2009, respectively	8,538	8,508
Common stock, no par value; 25,000,000 shares authorized; 7,185,797 and 7,182,397 shares issued and outstanding at March 31, 2010 and
at December 31, 2009, respectively	69,833	69,794
Accumulated deficit	(1,224)	(1,714)
Accumulated other comprehensive income	315	249

Total Shareholders' Equity	77,462	76,837

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$668,165	$640,028

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME:
Loans, including fees	$7,193	$6,467
Investment securities	448	669
Federal funds sold and interest bearing balances	17	18
Total Interest Income	7,658	7,154
INTEREST EXPENSE:
Deposits	1,692	2,471
Securities sold under agreements to repurchase	53	70
Borrowings	74	74
Total Interest Expense	1,819	2,615
Net Interest Income	5,839	4,539
PROVISION FOR LOAN LOSSES	700	150
Net Interest Income after Provision for Loan Losses	5,139	4,389
NON-INTEREST INCOME:
Service fees on deposit accounts	133	156
Other loan fees	147	116
Earnings from investment in life insurance	89	35
Net realized gain on sale of securities	-	487
Other income	111	80
Total Non-Interest Income	480	874
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,337	2,339
Occupancy and equipment	873	848
Professional	213	183
Insurance	81	50
FDIC insurance	264	170
Advertising	75	76
Data processing	150	242
Outside services fees	122	135
Amortization of identifiable intangibles	67	77
Other operating	456	347
Total Non-Interest Expenses	4,638	4,467
Income before Income Taxes	981	796
INCOME TAX EXPENSE	348	284
Net Income	633	512
Preferred stock dividend and discount accretion	(143)	(96)
Net income available to common shareholders	$490	$416
EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Weighted average common shares outstanding:
Basic	7,183	7,169
Diluted	7,194	7,175

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollar amounts in thousands)

		Common Stock		(Accumulated	Accumulated
	Preferred Stock	Outstanding Shares	Amount	Deficit) Retained Earnings	Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance, January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

Comprehensive income:
Net income	-	-	-	633	-	633
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	66	66

Total comprehensive income	-	-	-	-	-	699

Preferred stock discount accretion	30	-	-	(30)	-	-

Dividends on preferred stock	-	-	-	(113)	-	(113)

Options exercised	-	3,400	14	-	-	14

Stock option compensation expense	-	-	25	-	-	25

Balance, March 31, 2010	$8,538	7,185,797	$69,833	$(1,224)	$315	$77,462

Balance January 1, 2009	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive income:
Net income	-	-	-	512	-	512
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	(379)	(379)

Total comprehensive income						133

Preferred stock and common stock
warrants issued	8,398	-	602	-	-	9,000

Preferred stock discount accretion	20	-	-	(20)	-	-

Dividends on preferred stock	-	-	-	(76)	-	(76)

Stock option compensation expense	-	-	83	-	-	83

Balance, March 31, 2009	$8,418	6,959,821	$68,882	$5,154	$(2)	$82,452

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$633	$512
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	247	279
Provision for loan losses	700	150
Intangible amortization	67	77
Net amortization of securities premiums and discounts	30	10
Net realized gain on sale of securities available for sale	-	(487)
Earnings from investment in life insurance	(89)	(35)
Stock option compensation expense	25	83
Net realized gain on sale of foreclosed real estate	(46)	-
Decrease (increase) in assets:
Accrued interest receivable	(11)	(41)
Other assets	750	(646)
(Decrease) increase in liabilities:
Accrued interest payable	(31)	(81)
Other liabilities	41	131
Net cash provided by (used in) operating activities	2,316	(48)
Cash flows from investing activities:
Purchase of securities available for sale	-	(9,269)
Purchase of securities held to maturity	(1,823)	(1,183)
Proceeds from sales of securities available for sale	-	7,940
Proceeds from repayments, calls and maturities of securities available for sale	4,748	10,100
Proceeds from repayment and maturities of securities held to maturity	500	-
Purchase of bank-owned life insurance	(24)	-
Net decrease (increase) in loans	2,503	(14,942)
Purchases of premises and equipment	(50)	(55)
Proceeds from sale of foreclosed real estate	2,278	-
Net cash provided by (used in) investing activities	8,132	(7,409)
Cash flows from financing activities:
Net increase in deposits	29,218	39,227
Net (decrease) increase in securities sold under agreements to repurchase	(1,716)	2,127
Proceeds from issuance of preferred stock	-	9,000
Cash dividend paid on preferred stock	(113)	-
Proceeds from exercise of stock options	14	-
Net cash provided by financing activities	27,403	50,354
Net increase in cash and cash equivalents	37,851	42,897
Cash and cash equivalents – beginning	42,735	23,017

Cash and cash equivalents - ending	$80,586	$65,914
Supplementary cash flow information:
Interest paid	$1,850	$2,696
Income taxes paid	$-	$1,476
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$2,938	$1,025

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2010 (the “2009 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.

Certain amounts in the Consolidated Statements of Operations for the three months ended March 31, 2009 have been reclassified to conform with the presentation used in the Consolidated Statement of Operations for the three months ended March 31, 2010. These reclassifications had no effect on net income.

NOTE 2 – NEW ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-16 did not have a material impact on our financial position or results of operations.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact the adoption of ASU 2010-06, and has determined that it did not and will not have any impact on our financial position or results of operations.

The FASB has issued ASU 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.

ASU 2010-08 contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The adoption of ASU 2010-08 did not have a material impact on our financial position or results of operations.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in this ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in this ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company has evaluated the impact the adoption of ASU 2010-09, and has determined that it did not and will not have any impact on our financial position or results of operations.

The FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The Company has evaluated the impact of the adoption of ASU 2010-13,and has determined that it will not have any impact on our financial position or results of operations.

NOTE 3 – GOODWILL

The Company’s goodwill was recognized in connection with the acquisition of The Town Bank, (“Town Bank”) in April 2006.  Accounting principles generally accepted in the United States of America requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles.

The Company performed its goodwill impairment analysis as of September 30, 2009 and based on the results, recorded a $6.7 million impairment charge for the three months ended September 30, 2009.

The $6.7 million goodwill impairment charge was non-deductible for income tax purposes. In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Company’s regulatory capital ratios.

The following table summarizes the changes in goodwill:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$18,109	$24,834
Goodwill impairment	-	-

Balance at end of period	$18,109	$24,834

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share data)
Net income	$633	$512
Preferred stock dividend and discount accretion	(143)	(96)

Net income available to common shareholders	$490	$416

Weighted average common shares outstanding	7,182,719	7,168,616
Effect of dilutive securities, stock options and warrants	11,115	6,047

Weighted average common shares outstanding used to calculate diluted earnings per common share	7,193,834	7,174,663

Basic earnings per common share	$0.07	$0.06
Diluted earnings per common share	$0.07	$0.06

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 1,101,396 and 1,334,368 for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(dollars in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

March 31, 2010:
Securities available for sale
U.S. Government agency securities	$8,057	$56	$-	$(7)	$8,106
Municipal securities	2,009	29	-	(10)	2,028
U.S. Government-sponsored enterprises (“GSE”) – Mortgage-backed securities	17,108	926	-	-	18,034
Collateralized mortgage obligations	1,856	26	-	(3)	1,879
Corporate debt securities	2,317	28	(242)	(294)	1,809

	31,347	1,065	(242)	(314)	31,856

Mutual fund	1,146	18	-	-	1,164

	$32,493	$1,083	$(242)	$(314)	$33,020
Securities held to maturity:
U.S. Government agency securities	$1,000	$2	$-	$-	$1,002
Municipal securities	8,624	237	-	(4)	8,857
Corporate debt securities	2,314	16	-	(446)	1,884

	$11,938	$255	$-	$(450)	$11,743

		Gross	Gross Unrealized Losses
(dollars in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2009:

Securities available for sale:
U.S. Government agency securities	$11,068	$83	$-	$(49)	$11,102
Municipal securities	2,011	26	-	(12)	2,025
U.S. Government-sponsored enterprises (“GSE”) – Mortgage-backed securities	18,769	838	-	(1)	19,606
Collateralized mortgage obligations	1,961	22	-	(5)	1,978
Corporate debt securities	2,323	29	(204)	(310)	1,838

	36,132	998	(204)	(377)	36,549

Mutual fund	1,136	5	-	-	1,141

	$37,268	$1,003	$(204)	$(377)	$37,690

Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$-	$(21)	$979
Municipal securities	6,802	214	-	(5)	7,011
Corporate debt securities	2,816	16	-	(556)	2,276

	$10,618	$230	$-	$(582)	$10,266

The amortized cost and fair value of the Company’s debt securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$1,555	$1,566	$2,496	$2,512
Due in one year through five years	5,525	5,554	1,222	1,304
Due in five years through ten years	-	-	2,059	2,125
Due after ten years	7,159	6,702	6,161	5,802

	14,239	13,822	11,938	11,743
GSE – Mortgage-backed securities	17,108	18,034	-	-

	$31,347	$31,856	$11,938	$11,743

During the three months ended March 31, 2010, the Company had no securities sales. During the three months ended March 31, 2009, the Company sold $7,940,000 of securities available-for-sale and realized gross gains of $487,000 and no losses on these sales.

Certain of the Company’s investment securities, totaling $17,397,000 and $19,544,000 at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

March 31, 2010:
U.S. Government agency securities	$2,993	$(7)	$-	$-	$2,993	$(7)
Municipal securities	2,739	(14)	-		2,739	(14)
Collateralized mortgage obligations	-	-	199	(3)	199	(3)
Corporate debt securities	-	-	2,160	(982)	2,160	(982)

Total Temporarily
Impaired Securities	$5,732	$(21)	$2,359	$(985)	$8,091	$(1,006)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2009:
U.S. Government agency securities	$4,930	$(70)	$-	$-	$4,930	$(70)
Municipal securities	1,341	(17)	-	-	1,341	(17)
GSE – Mortgage-backed securities	42	(1)	-	-	42	(1)
Collateralized mortgage obligations	325	(5)	-	-	325	(5)
Corporate debt securities	-	-	2,071	(1,070)	2,071	(1,070)

Total Temporarily
Impaired Securities	$6,638	$(93)	$2,071	$(1,070)	$8,709	$(1,163)

The Company had 11 securities and 16 securities in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively. In management’s opinion, the unrealized losses in municipal, U.S. Government agency, collateralized mortgage obligations and U.S. GSE mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of March 31, 2010, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2010.

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total impairment on this security was $398,000 at March 31, 2010. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized in operations during 2009 and no impairment was recognized in operations for the three months ended March 31, 2010. The remaining $242,000 was recognized in other comprehensive income. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

		Three Months Ended March 31,
		2010	2009
		(dollars in thousands)
Unrealized holding gains (losses) on available for sale securities		$143	$(151)
Unrealized losses on securities for which a portion of the impairment has been recognized in income		(38)	-
Less:	Reclassification adjustments for gains (losses) included in net income	-	487
		105	(638)
Tax effect		(39)	259

Net unrealized (losses) gains		$66	$(379)

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2010, the number of shares of Company common stock remaining and available for future issuance under the Plan is 350,055 after adjusting for the 3% stock dividends declared in 2009 and 2008.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees.

Shares delivered under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board. The exercise price per share purchasable under either an ISO or a NQSO may not be less than the fair market value of a share of stock on the date of grant of the option. The Committee will determine the vesting period and term of each option, provided that no ISO may have a term in excess of ten years after the date of grant.

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

On January 20, 2010, the Committee granted options to purchase an aggregate of 44,100 shares of Company’s common stock under the Plan to certain officers of the Company, as follows:

•
The Company granted to employees ISO’s to purchase an aggregate of 44,100 shares of Company’s common stock. These options are scheduled to vest 33.3% per year over three years beginning January 20, 2011 with a ten year exercise term. The options were granted with an exercise price of $3.25 per share based upon the average trading price of Company’s common stock on the grant date.

Stock based compensation expense related to all grants, was approximately $25,000 and $83,000 during the three months ended March 31, 2010 and 2009, respectively, and is included in salaries and employee benefits on the statements of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $376,000 as of March 31, 2010 and will be recognized over the subsequent 3.6 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2010:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,036,656	$7.21
Options granted	44,100	3.25
Options exercised	(3,400)	3.63
Options forfeited	(97,478)	7.80

Options outstanding, March 31, 2010	979,878	$6.99	6.2 years	$44,080
Options exercisable, March 31, 2010	665,506	$8.59	4.9 years	$29,474
Option price range at March 31, 2010	$3.25 to $15.33

The aggregate intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised during the three months ended March 31, 2010 was $0, cash received from such exercises was $14,000 and the tax benefit recognized was $0.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2010:

Dividend yield	0.00%
Expected volatility	30.09%
Risk-free interest rate	2.84%
Expected life	6.5 years
Weighted average fair value of options granted	$ 1.19

The dividend yield assumption is based on the Company’s history and expectations of cash dividends. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the grants. The expected life is based on historical exercise experience.

NOTE 8 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2010, the Company had $5,639,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2010

Securities available for sale:
U.S. Government agency securities	$-	$8,106	$-	$8,106
Municipal securities	-	2,028	-	2,028
GSE: Mortgage-backed securities	-	18,034	-	18,034
Collateralized mortgage obligations	-	1,879	-	1,879
Corporate debt securities	-	1,707	102	1,809
Mutual Fund	1,164	-	-	1,164

Total	$1,164	$31,754	$102	$33,020

At December 31, 2009

Securities available for sale:
U.S. Government agency securities	$-	$11,102	$-	$11,102
Municipal securities	-	2,025	-	2,025
GSE: Mortgage-backed securities	-	19,606	-	19,606
Collateralized mortgage obligations	-	1,978	-	1,978
Corporate debt securities	-	1,698	140	1,838
Mutual Fund	1,141	-	-	1,141

Total	$1,141	$36,409	$140	$37,690

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)

Balance at beginning of period	$140	$177
Total gains/(losses) – (realized/unrealized):
Included in other comprehensive income (loss)	(38)	(68)

Balance at end of period	$102	$109

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2010
Impaired loans	$-	$-	$9,368	$9,368
Other real estate owned	-	-	706	706

At December 31, 2009
Impaired loans	$-	$-	$6,959	$6,959
Goodwill	-	-	18,109	18,109
Property held for sale	-	-	1,100	1,100

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value, are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2010, fair value consists of the loan balances of $9,368,000 net of a valuation allowance of $1,921,000. At December 31, 2009, fair value consists of loan balances of $6,959,000, net of a valuation allowance of $1,313,000.

•
Other real estate owned – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2010, one property totaling $706,000 was acquired through foreclosure and is carried at  fair value less estimated selling costs.

•	Goodwill – Goodwill is evaluated for impairment on an annual basis. See Note 3 for further details on goodwill.

•
Property held for sale – Real estate originally classified as bank premises for a planned branch, was reclassified during 2009 to held for sale in other assets. At December 31, 2009, the fair value was based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2010 and December 31, 2009, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2010 and December 31, 2009.

The estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$80,586	$80,586	$42,735	$42,735
Securities available for sale	33,020	33,020	37,690	37,690
Securities held to maturity	11,938	11,743	10,618	10,266
Restricted stock	1,000	1,000	1,000	1,000
Loans receivable	501,074	492,543	507,215	486,729
Accrued interest receivable	1,887	1,887	1,876	1,876

Financial liabilities:
Deposits	564,630	565,434	535,412	536,101
Securities sold under agreements to repurchase	15,349	15,349	17,065	17,065
Long-term debt	7,500	8,196	7,500	8,111
Accrued interest payable	133	133	164	164

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

NOTE 10 – SHAREHOLDERS’ EQUITY

In connection with the Emergency Economic Stabilization Act of 2008 (“EESA”), the Department of the Treasury (the “Treasury”) was authorized to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”).  EESA has also been interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program under which QFIs that elected to participate in the TARP Capital Purchase Program were allowed to issue senior perpetual preferred stock to the Treasury, and the Treasury was authorized to purchase such preferred stock of QFIs, subject to certain limitations and terms. EESA was developed to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.

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

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund. The terms of the Senior Preferred Stock indicate that the Company cannot redeem the shares during the first three years except with the proceeds from a qualifying equity offering. Thereafter, the Senior Preferred Stock may be redeemed at liquidation preference plus accrued and unpaid dividends. The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares. In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”), which amended EESA, was signed into law. EESA, as amended by the Stimulus Act, imposes extensive new restrictions applicable to participants in the TARP, including the Company, and removes the requirement of being limited to using proceeds from only qualifying equity offerings.

The Senior Preferred Stock has priority over the Company’s common stock with regard to the payment of dividends and liquidation distribution. The Senior Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year. The Senior Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and the Treasury, notwithstanding the terms of the original transaction documents.  Participants in the TARP Capital Purchase Program desiring to repay part of an investment by the Treasury must repay a minimum of 25% of the issue price of the Senior Preferred Stock.

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.54 per share of common stock, as adjusted for the stock dividend declared in August 2009. In the event that the Company redeems the Senior Preferred Stock, the Company can repurchase the Warrant at “Fair Market Value,” as defined in the Securities Purchase Agreement with the Treasury.

The proceeds received were allocated between the Series A Preferred Stock and the Warrant based upon their relative fair values as of the date of issuance, which resulted in the recording of a discount of the Series A Preferred Stock upon issuance that reflects the value allocated to the Warrant. The discount is accreted by a charge to accumulated deficit on a straight-line basis over the expected life of the preferred stock of five years.

The agreement with the Treasury contains limitations on certain actions by the Company, including Treasury consent prior to the payment of cash dividends on the Company’s common stock and the repurchase of its common stock during the first three years of the agreement. In addition, the Company agreed that, while the Treasury owns the Senior Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of EESA, as amended.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. When used in this and in our future filings with the SEC in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2009 Form 10-K.

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of the Company, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in the 2009 Form 10-K contains a summary of our significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Management is responsible for preparing and evaluating the ALLL on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the ALLL released by the Board of Governors of the Federal Reserve System on December 13, 2006 as well as GAAP. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including a qualitative and quantitative analysis of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. To be effective, management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiary to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth and Union counties. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

In instances when a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Overview

The Company reported net income to common shareholders of $490,000 for the quarter ended March 31, 2010, compared to net income to common shareholders of $416,000, for the same period in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.07 for the quarter ended March 31, 2010 compared to basic and diluted earnings of $0.06 per common share for the same period in 2009. Dividends and accretion related to the preferred stock issued to the  Treasury reduced earnings for the first quarter of 2010 by $143,000 ($0.02 per fully diluted common share) as compared to $96,000 ($0.01 per fully diluted common share) for the same period last year. The annualized return on average assets increased to 0.39% for the three months ended March 31, 2010 as compared to 0.35% for the same period in 2009. The annualized return on average shareholders’ equity increased to 3.28% for the three month period ended March 31, 2010 as compared to 2.59% for the three months ended March 31, 2009.

Net interest income increased by $1.3 million, or 28.6%, for the quarter ended March 31, 2010 over the same period in 2009, primarily as a result of loan growth and lower deposit costs in 2010 as compared to the same period last year. The Company reported a net interest margin of 3.95% for the quarter ended March 31, 2010, an increase of 3 basis points when compared to the 3.92% for the quarter ended December 31, 2009 and a 58 basis point increase when compared to the 3.37% reported for the comparable quarter in 2009.

Non-interest income for the quarter ended March 31, 2010 totaled $480,000, a decrease of $394,000, or 45.1%, from the same period in 2009. This decrease is primarily due to the $487,000 of gains from the sale of available-for-sale securities during the three months ended March 31, 2009 as compared to no realized gains for the same period in 2010. Non-interest expenses for the quarter ended March 31, 2010 totaled $4.6 million, an increase of $171,000, from $4.5 million, or 3.8%, over the same period in 2009. Approximately $94,000 of this increase was the result of higher FDIC insurance premiums primarily from both higher risk-based assessment rates coupled with increased deposit levels.

Total assets at March 31, 2010 were $668.2 million, up 4.4% from total assets of $640.0 million at December 31, 2009. Total deposits were $564.6 million at March 31, 2010, an increase of 5.5% from total deposits of $535.4 million at December 31, 2009.  Total loans for the first quarter of 2010 declined 1.1% to $508.0 million, compared with $513.4 million at December 31, 2009.

At March 31, 2010, the Company’s allowance for loan losses was $6.9 million, compared with $6.2 million at December 31, 2009. Non-accrual loans were $12.7 million at March 31, 2010, a decline of $1.5 million when compared to the $14.2 million at December 31, 2009. The allowance for loan losses as a percentage of total loans at March 31, 2010 was 1.36%, compared with 1.20% at December 31, 2009.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest earning assets consist primarily of loans, investment securities and Federal funds sold. Sources to fund interest-earning assets consist primarily of deposits and borrowed funds. The Company’s net (loss) income is also affected by its provision for loan losses, other income and other expenses. Other income consists primarily of gains on security sales, service charges and commissions and fees, while other expenses are comprised of salaries and employee benefits, occupancy costs, FDIC insurance, any potential goodwill impairment and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Three months ended March 31,
	2010	2009
Performance Ratios:
Return on average assets	0.39%	0.35%
Return on average tangible assets	0.40%	0.37%
Return on average shareholders' equity	3.28%	2.59%
Return on average tangible shareholders' equity	4.34%	3.83%
Net interest margin	3.95%	3.37%
Average equity to average assets	11.92%	13.48%
Average tangible equity to average tangible assets	9.27%	9.54%

We anticipate that our earnings will remain challenged in 2010 principally due to the sluggish economic conditions in the New Jersey commercial and real estate markets. In addition, should a further general decline in economic conditions in New Jersey continue throughout 2010 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Three months ended March 31, 2010 compared to March 31, 2009

Net Interest Income

Net interest income increased by $1.3 million, or 28.6%, to $5.8 million for the three months ended March 31, 2010 compared to $4.5 million for the corresponding period in 2009, as a result of both balance sheet growth and lower deposit costs. The net interest margin and spread increased to 3.95% and 3.69% respectively, for the three months ended March 31, 2010 from 3.37% and 2.91%, respectively, for the three months ended March 31, 2009.

Total interest income for the three months ended March 31, 2010 increased by $504,000, or 7.0%, to $7.7 million from $7.2 million for the three months ended March 31, 2009.  The increase in interest income was primarily due to volume-related increases in interest income amounting to $701,000, partially offset by interest rate-related decreases in income of $197,000 for the first quarter of 2010 as compared to the same prior year period.

Interest and fees on loans increased by $726,000, or 11.2%, to $7.2 million for the three months ended March 31, 2010 compared to $6.5 million for the corresponding period in 2009. Of the $726,000 increase in interest and fees on loans, $814,000 was attributable to volume-related increases which were partially offset by $88,000 attributable to interest rate-related decreases. The average balance of the loan portfolio for the three months ended March 31, 2010 increased by $57.2 million, or 12.6%, to $510.2 million from $453.0 million for the corresponding period in 2009. The average annualized yield on the loan portfolio was 5.72% for the quarter ended March 31, 2010 compared to 5.79% for the quarter ended March 31, 2009 due primarily to lower market rates. Additionally, the average balance of non-accrual loans, which amounted to $13.4 million and $13.2 million at March 31, 2010 and 2009, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $17,000 for the three months ended March 31, 2010, representing a decrease of $1,000, or 5.6%, from $18,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, Federal funds sold had an average balance of $30.1 million with an average annualized yield of 0.15%, as compared to $35.4 million with an average yield of 0.21% for the three months ended March 31, 2009. During the first quarter 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the three months ended March 31, 2010, interest bearing deposits had an average balance of $10.5 million and averaged 0.23% as compared to no interest bearing deposits for the same period in 2009.

Interest income on investment securities totaled $448,000 for the three months ended March 31, 2010 compared to $669,000 for the three months ended March 31, 2009. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls, sales and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the three months ended March 31, 2010, investment securities had an average balance of $48.6 million with an average annualized yield of 3.69% compared to an average balance of $58.6 million with an average annualized yield of 4.56% for the three months ended March 31, 2009.

Interest expense on interest-bearing liabilities amounted to $1.8 million for the three months ended March 31, 2010 compared to $2.6 million for the corresponding period in 2009, a decrease of $796,000, or 30.4%.  Of this decrease in interest expense, $1.0 million was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $250,000 of volume-related increases on interest-bearing liabilities.

During 2010, management continued to focus on developing core deposit relationships in the Company. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $494.0 million for the three months ended March 31, 2010 from $444.0 million for the same period last year, an increase of $49.9 million, or 11.2%. Our average balance in certificates of deposit decreased by $1.3 million, or 1.0%, to $125.9 million with an average yield of 1.99% for the first quarter of 2010 from $127.2 million with an average yield of 2.87% for the same period in 2009. This average balance decrease was more than offset by increases of $31.0 million in average savings deposits, which increased from $166.1 million with an average yield of 2.47% during the first quarter of 2009, to $197.0 million with an average yield of 1.40% during the first quarter of 2010. Additionally, average money market deposits increased by $8.3 million over this same period while the average yield declined by 90 basis points. During the first quarter of 2010, our average demand deposits reached $73.1 million, an increase of $8.8 million, or 13.6%, over the same period last year.  For the three months ended March 31, 2010, the average cost for all interest-bearing liabilities was 1.49%, compared to 2.39% for the three months ended March 31, 2009.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth, have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2010 increased to $14.9 million, with an average interest rate of 1.45%, compared to $13.0 million, with an average interest rate of 2.18%, for the first quarter of 2009.

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

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009

(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing due from banks	$10,456	$6	0.23%	$-	$-	-
Federal funds sold	30,146	11	0.15%	35,404	18	0.21%
Investment securities	48,572	448	3.69%	58,629	669	4.56%
Loans, net of unearned fees (1) (2)	510,199	7,193	5.72%	453,005	6,467	5.79%

Total Interest Earning Assets	599,373	7,658	5.18%	547,038	7,154	5.30%

Non-Interest Earning Assets:
Allowance for loan losses	(6,278)			(6,712)
All other assets	54,865			54,316

Total Assets	$647,960			$594,642

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$46,257	85	0.75%	$36,128	69	0.77%
Savings deposits	197,034	681	1.40%	166,065	1,011	2.47%
Money market deposits	102,407	308	1.22%	94,121	492	2.12%
Time deposits	125,921	618	1.99%	127,226	899	2.87%
Repurchase agreements	14,856	53	1.45%	13,005	70	2.18%
Short-term borrowings	-	-	-	-	-	-
Long-term debt	7,500	74	4.00%	7,500	74	4.00%

Total Interest Bearing Liabilities	493,975	1,819	1.49%	444,045	2,615	2.39%

Non-Interest Bearing Liabilities:
Demand deposits	73,089			64,320
Other liabilities	3,629			3,591

Total Non-Interest Bearing Liabilities	76,718			67,911

Shareholders' Equity	77,267			82,686

Total Liabilities and Shareholders' Equity	$647,960			$594,642

NET INTEREST INCOME		$5,839			$4,539

NET INTEREST SPREAD (3)			3.69%			2.91%

NET INTEREST MARGIN(4)			3.95%			3.37%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
(dollars in thousands)
Interest Earned On:
Interest bearing deposits	$-	$6	$6
Federal funds sold	-	(7)	(7)
Investment securities	(113)	(108)	(221)
Loans	814	(88)	726

Total Interest Income	701	(197)	504

Interest Paid On:
NOW deposits	19	(3)	16
Savings deposits	188	(518)	(330)
Money market deposits	42	(226)	(184)
Time deposits	(9)	(272)	(281)
Repurchase agreement	10	(27)	(17)
Short-term borrowings	-	-	-
Long-term debt	-	-	-

Total Interest Expense	250	(1,046)	(796)

Net Interest Income	$451	$849	$1,300

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 increased to $700,000, as compared to a provision for loan losses of $150,000 for the corresponding 2009 period. During the quarter ended March 31, 2010, we recorded the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, continued review of our non-performing loans and the persistent economic challenges.

In management’s opinion, the allowance for loan losses, totaling $6.9 million at March 31, 2010, is adequate to cover losses inherent in the portfolio. In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate increased loan volume during 2010 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2010, non-interest income amounted to $480,000 compared to $874,000 for the corresponding period in 2009. This decrease of $394,000, or 45.1%, is primarily due to the recording of $487,000 in realized gains for the sales of securities available for sale during the three months ended March 31, 2009 as compared to no realized gains during the first quarter 2010. Excluding net securities gains, non-interest income for the first quarter of 2010 increased by $93,000, or 24.0%, over the same period last year. This increase was primarily due to higher bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010. Additionally, other loan fees for the first quarter of 2010 increased to $147,000 from $116,000 during the first quarter of 2009 primarily due to an increase in exit fees collected by the Bank. Other non-interest income increased by $31,000, or 17.4%, primarily as a result of fees generated by our Residential Mortgage department. These increases were partially offset by a decrease in service fees on deposits of $23,000, or 14.7%, from the quarter ended March 31, 2009, primarily due to less fee income revenue.

Non-Interest Expense

Non-interest expenses for the three months ended March 31, 2010 increased $171,000, to $4.6 million compared to $4.5 million for the three months ended March 31, 2009. FDIC insurance and assessments totaled $264,000 for the first quarter of 2010 compared to $170,000 during the same prior year quarter. This increase of $94,000 resulted primarily from the increased risk-based assessment rates applicable to our deposit liabilities, which was uniformly applicable to all FDIC insured institutions as well as growth in our deposit base. Other operating expenses increased by $109,000, or 31.4%, to $456,000 for the first quarter of 2010 from $357,000 for the first quarter of 2009, primarily due to a $96,000 increase in net carrying costs and workout expenses relating to both our other real estate owned properties and impaired loans. Insurance costs increased by $31,000, or 62.0%, for the first quarter of 2010 as compared to the first quarter of 2009. Professional expenses increased by $30,000, or 16.4%, for the first quarter of 2010 as compared to the first quarter of 2009. Occupancy and equipment expense increased by $25,000, or 2.9%, for the three months ended March 31, 2010 as compared to the prior year period. These increases were partially offset by data processing fees, which decreased by $92,000, or 38.0%, for the three months ended March 31, 2010 as compared to the prior year period. This decrease was primarily due to the successful completion of the Town Bank conversion, which consummated during the fourth quarter 2009. Additionally outside service fees decreased $13,000, or 9.6%, for the first quarter of 2010 as compared to the first quarter of 2009. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $67,000 in amortization expense for the first quarter of 2010 compared to $77,000 for the corresponding period in 2009.

Income Taxes

The Company recorded income tax expense of $348,000 for the three months ended March 31, 2010 compared to $284,000 for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010, was 35.5%, compared to 35.7% for the corresponding period in 2009.

FINANCIAL CONDITION

Assets

At March 31, 2010, our total assets were $668.2 million, an increase of $28.1 million, or 4.4%, over total assets of $640.0 million at December 31, 2009. At March 31, 2010, our total loans were $508.0 million, a decrease of $5.4 million or 1.1% from the $513.4 million reported at December 31, 2009. Investment securities were $46.0 million at March 31, 2010 as compared to $49.3 million at December 31, 2009, a decrease of $3.3 million, or 6.8%. At March 31, 2010, cash and cash equivalents totaled $80.6 million compared to $42.7 million at December 31, 2009, an increase of $37.9 million or 88.6%, as our liquidity position increased due to the continued strong deposit growth experienced during the first quarter of 2010. Goodwill totaled $18.1 million at both March 31, 2010 and December 31, 2009.

Liabilities

Total deposits increased $29.2 million, or 5.5%, to $564.6 million at March 31, 2010, from $535.4 million at December 31, 2009. Deposits are the Company’s primary source of funds. The deposit increase during 2010 was primarily attributable to the Company’s strategic initiative to continue to grow our market presence. The Company anticipates continued loan demand increases during 2010 and beyond, and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company also experienced a positive change in the mix of the deposit products through promotional activities at the branches, which were targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $46.0 million at March 31, 2010 compared to $49.3 million at December 31, 2009, a decrease of $3.3 million, or 6.8%. During the first quarter of 2010, investment securities purchases amounted to $1.8 million, while repayments and maturities amounted to $5.2 million. There were no sales of securities available for sale during the first quarter in 2010 as compared to $7.9 million in the comparable period in 2009.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2010, the Company maintained $18.0 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.2 million at March 31, 2010. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. The Company holds a mezzanine tranche. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $398,000 at March 31, 2010.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized on the income statement for the year ended December 31, 2009. The Company recognized the remaining $242,000 of the other-than-temporary impairment in other comprehensive income for the quarter end March 31, 2010. The Company had no other-than-temporary impairment charge to earnings during the first quarter of 2010.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2010, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2010 and December 31, 2009.

	March 31,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$130,457	25.7%	$133,916	26.1%
Real estate – construction	58,036	11.4%	67,011	13.0%
Real estate – commercial	234,871	46.2%	228,818	44.5%
Real estate – residential	20,805	4.1%	19,381	3.8%
Consumer	64,085	12.6%	64,547	12.6%
Other	152	0.0%	176	0.0%
Net unearned fees	(448)	0.0%	(450)	0.0%
Total loans	$507,958	100.0%	$513,399	100.0%

For the three months ended March 31, 2010, loans decreased by $5.4 million, or 1.1%, to $508.0 million from $513.4 million at December 31, 2009. We anticipate increased loan volume to be a major challenge during 2010 as we continue to target creditworthy customers.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations have resulted in relatively low levels of non-performing loans and charge-offs. Since the later part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At March 31, 2010 and December 31, 2009, the Company had $12.7 million and $14.2 in non-accrual loans, respectively.

The following table summarizes our non-performing assets as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$5,544	$4,720
Real estate-construction	5,023	7,120
Consumer	2,086	2,311

Total Non-Performing Loans	12,653	14,151

Other Real Estate Owned	706	-

Total Non-Performing Assets	$13,359	$14,151

Ratios:

Non-Performing loans to total loans	2.49%	2.76%

Non-Performing assets to total assets	2.00%	2.21%

Restructured Loans	$5,035	$4,717

At March 31, 2010, non-performing commercial and industrial loans increased by $824,000 and real estate construction loans decreased by $2.1 million from December 31, 2009. During the three month period ending March 31, 2010, there were three non-performing commercial construction loans totaling $2.1 million and one commercial and industrial loan in the amount of $839,000 that were removed from non-performing loans and taken into other real estate owned (“OREO”) inventory. This action was the result of Deed-in-Lieu(s) and Sheriff Sale(s). During the first quarter of 2010, $2.2 million of OREO inventory was sold and liquidated for a net gain of $46,000. At March 31, 2010, one property in the amount of $706,000  remained in OREO.

At March 31, 2010, non-performing consumer loans decreased by $225,000 from December 31, 2009, due to one loan in the amount of  $225,000, which was transferred to performing status under the term of a restructure agreement. This one loan contributed to the overall March 31, 2010 restructured loan total of $5.0 million compared to $4.7 million at December 31, 2009.

Restructured loans are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans and, at March 31, 2010, all such loans continued to pay as agreed under the terms of the restructuring agreement.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $11.9 million and $17.3 million at March 31, 2010 and December 31, 2009, respectively. The recorded investment in impaired loans requiring a specific allowance for loan losses was $11.3 million and $8.3 million at March 31, 2010 and December 31, 2009, respectively. The allowance allocated to these impaired loans was $1.9 million and $1.3 million at March 31, 2010 and December 31, 2009, respectively.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009.

	March 31,		December 31,
	2010	2009	2009
	(in thousands, except percentages)

Balance at beginning of year	$6,184	$6,815	$6,815
Provision charged to expense	700	150	2,205
Loans (charged off) recovered, net	-	(231)	(2,836)

Balance of allowance at end of period	$6,884	$6,734	$6,184

Ratio of net charge-offs to average loans outstanding	-	0.05%	0.59%

Balance of allowance as a percent of loans at period-end	1.36%	1.46%	1.20%

At March 31, 2010, the Company’s allowance for loan losses was $6.9 million, compared with $6.2 million at December 31, 2009.  Loss allowance as a percentage of total loans at March 31, 2010 was 1.36%, compared with 1.20% at December 31, 2009. There were no charge-offs or recoveries for the three months ended March 31, 2010, compared to $2.8 million in net charge-offs for the year ended December 31, 2009.  Non-performing loans at March 31, 2010 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Credit quality trends of the portfolio has shown improvement since year end. As a result, our non-performing loans to total loans and non-performing assets to total assets ratios at March 31, 2010 declined by 27 basis points and 21 basis points, respectively, when compared to December 31, 2009. Additionally, there were no net charge-offs taken during the three months ended March 31, 2010 as compared to $231,000 for the same period last year.

While there are some signs of increasing economic stability in some of our markets, the economy remains challenging, and as such prudent risk management must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance reserve factors to primarily reflect the current state of the economy and prolonged high levels of unemployment. Collectively, these actions have resulted in an increase in our reserve levels. We apply this process and methodology in a consistent manner and  reassess and modify the estimation methods and assumptions on a regular basis.

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

Bank-owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. On December 26, 2009, the Company purchased an additional $3.5 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $23,000 and $16,000 for the three months ended March 31, 2010 and 2009, respectively. Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of operations. Income on bank-owned life insurance amounted to $89,000 for the three months ended March 31, 2010 as compared to $35,000 for the three months ended March 31, 2009, an increase of $54,000.

Premises and Equipment

Premises and equipment totaled approximately $3.6 million and $3.8 million at March 31, 2010 and December 31, 2009, respectively. The Company purchased premises and equipment amounting to $50,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $247,000 during the three months ended March 31, 2010.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.9 million and $19.0 million at March 31, 2010 and December 31, 2009, respectively. The Company’s intangible assets at March 31, 2010 were comprised of $18.1 million of goodwill and $804,000 of core deposit intangibles, net of accumulated amortization of $1.3 million. At December 31, 2009, the Company’s intangible assets were comprised of $18.1 million of goodwill and $871,000 of core deposit intangibles, net of accumulated amortization of $1.2 million.

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

At March 31, 2010, total deposits amounted to $564.6 million, reflecting an increase of $29.2 million, or 5.5%, from December 31, 2009. Decreases in certificates of deposit balances were more than offset by increases in our non-interest bearing accounts, NOW accounts, savings deposits, and money market accounts. We believe that the net increase in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs. Banks generally prefer to increase non-interest-bearing deposits, as this lowers the institution’s costs of funds. However, due to market rate changes and competitive pressures, we have found savings account promotions and promotions of other interest-bearing deposit products, excluding high-cost certificates of deposit, to be our most efficient and cost-effective source to currently fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at March 31, 2010 accounted for 87.4% of total deposits, compared to 86.4% at December 31, 2009. The balance in our certificates of deposit over $100,000 at March 31, 2010 totaled $71.2 million as compared to $72.9 million at December 31, 2009. During the three months ended March 31, 2010, the Company continued to grow savings and checking account products, as well as other interest-bearing deposit products without promoting certificates of deposit. The Company found this strategy was able to provide a more cost-effective source of funding. During the first quarter of 2010, this strong deposit growth resulted in an increase in our cash position, which provides for stronger liquidity position.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million.  These borrowings are priced on a daily basis. There were no outstanding borrowings under this line at March 31, 2010 and December 31, 2009.  The Bank also maintains secured borrowing lines with the FHLB in an amount of up to approximately $62.4 million. At March 31, 2010 and December 31, 2009, we had no short-term borrowings outstanding under this line.

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date.  Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $15.3 million at March 31, 2010 from $17.1 million at December 31, 2009, a decrease of $1.8 million, or 10.0%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors. The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold and an interest bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs. At March 31, 2010, the Company had $80.6 million in cash and cash equivalents as compared to $42.7 million at December 31, 2009. Cash and cash equivalent balances consisted of $7.0 million in Federal funds sold and $64.2 million at the Federal Reserve Bank of New York at March 31, 2010, as compared to $35.9 million and $70,000 at December 31, 2009. It was determined by management during the three month period ended March 31, 2010, to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averaged approximately 10 basis points higher. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Home equity lines of credit	$29,557	$29,443
One-to-four family residential lines of credit	39,339	36,300
Commitments to grant commercial and construction loans secured by real estate	49,844	46,928
Commercial and financial letters of credit	5,639	5,824
	$124,379	$118,495

Capital

Shareholders’ equity increased by approximately $625,000, or 0.8%, to $77.5 million at March 31, 2010 compared to $76.8 million at December 31, 2009. Net income for the three month period ended March 31, 2010 added $633,000 to shareholders’ equity. Additionally, stock option compensation expense of $25,000 as well as $14,000 in options exercised and $66,000 in the net unrealized gains on securities available for sale, net of tax, all contributed to the increase. Shareholders’ equity was reduced by $113,000 relating to the cash dividends accrued on the preferred stock.

The Company and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies. Our federal banking regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (which regulates the Bank), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company’s and the Bank’s Tier 1 Capital to Risk Weighted Assets Ratio and Total Capital to Risk Weighted Assets Ratio increased during the three month period ended March 31, 2010 as compared to year end December 31, 2009, primarily due to the transfer of cash balances to the Federal Reserve Bank of New York and, to a lesser degree, the decrease in the Bank’s loan portfolio. The transfer of cash balances was a decision based on maximizing the Bank’s earnings on excess liquidity, increased safety of the Bank’s funds and the resultant positive effect on capital ratios. Deposits held at the Federal Reserve Bank of New York are measured at a 0% percent risk weight as compared to a 20% risk weight if held at other institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at March 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of Community Partners and the Bank, at March 31, 2010 and December 31, 2009, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Community Partners	9.26%	9.28%	11.00%	10.60%	12.25%	11.74%
Two River	9.26%	9.18%	10.97%	10.55%	12.22%	11.68%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMUNITY PARTNERS BANCORP

Date: May 17, 2010	By:	/s/ WILLIAM D. MOSS
William D. Moss President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)