Form 10-Q
period 2010-06-30
Community Partners Bancorp
filed 2010-08-16
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of August 5, 2010, there were 7,194,289 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$61,862	$6,841
Federal funds sold	7,000	35,894

Cash and cash equivalents	68,862	42,735

Securities available-for-sale	31,599	37,690
Securities held-to-maturity (fair value of $10,787 and $10,266 at June 30, 2010 and December 31, 2009, respectively)	10,934	10,618
Restricted stock. at cost	1,150	1,000

Loans	511,514	513,399
Allowance for loan losses	(6,689)	(6,184)

Net loans	504,825	507,215

Bank-owned life insurance	7,970	7,770
Premises and equipment, net	3,441	3,764
Accrued interest receivable	1,742	1,876
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,359 and $1,235 at June 30, 2010 and December 31, 2009, respectively	747	871
Other assets	7,639	8,380

TOTAL ASSETS	$657,018	$640,028

LIABILITIES
Deposits:
Non-interest bearing	$80,659	$69,980
Interest bearing	471,052	465,432

Total Deposits	551,711	535,412

Securities sold under agreements to repurchase	16,064	17,065
Accrued interest payable	102	164
Long-term debt	7,500	7,500
Other liabilities	3,338	3,050

Total Liabilities	578,715	563,191

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding at June 30, 2010 and at December 31, 2009	8,568	8,508
Common stock, no par value; 25,000,000 shares authorized; 7,194,139 and 7,182,397 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	69,888	69,794
Accumulated deficit	(529)	(1,714)
Accumulated other comprehensive income	376	249

Total Shareholders' Equity	78,303	76,837

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$657,018	$640,028

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
     (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

INTEREST INCOME:
Loans, including fees	$7,338	$6,733	$14,531	$13,200
Investment securities	413	641	861	1,310
Federal funds sold and interest bearing deposits	37	18	54	36
Total Interest Income	7,788	7,392	15,446	14,546
INTEREST EXPENSE:
Deposits	1,460	2,119	3,152	4,590
Securities sold under agreements to repurchase	42	71	95	141
Borrowings	76	76	150	150
Total Interest Expense	1,578	2,266	3,397	4,881
Net Interest Income	6,210	5,126	12,049	9,665
PROVISION FOR LOAN LOSSES	700	355	1,400	505
Net Interest Income after Provision for Loan Losses	5,510	4,771	10,649	9,160
NON-INTEREST INCOME:
Total other-than-temporary impairment charges	-	(393)	-	(393)
Less: Portion included in other comprehensive income (pre tax)	-	309	-	309
Net other-than-temporary impairment charges to earnings	-	(84)	-	(84)
Service fees on deposit accounts	123	167	256	323
Other loan fees	149	135	296	251
Earnings from investment in life insurance	87	36	176	71
Net realized gain on sale of securities	-	-	-	487
Other income	119	103	230	183
Total Non-Interest Income	478	357	958	1,231
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,448	2,374	4,785	4,713
Occupancy and equipment	816	824	1,689	1,672
Professional	241	192	454	375
Insurance	102	66	183	116
FDIC insurance and assessments	252	484	516	654
Advertising	75	75	150	151
Data processing	161	242	311	484
Outside services fees	111	142	233	277
Amortization of identifiable intangibles	57	67	124	144
Loan workout and OREO expenses	71	23	194	50
Other operating	345	353	678	673
Total Non-Interest Expenses	4,679	4,842	9,317	9,309
Income before Income Taxes	1,309	286	2,290	1,082
INCOME TAX EXPENSE	471	80	819	364
Net Income	838	206	1,471	718
Preferred stock dividend and discount accretion	(143)	(144)	(286)	(240)
Net income available to common shareholders	$695	$62	$1,185	$478
EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.01	$0.16	$0.07
Diluted	$0.09	$0.01	$0.16	$0.07
Weighted average common shares outstanding:
Basic	7,193	7,169	7,185	7,169
Diluted	7,285	7,209	7,239	7,182

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(dollar amounts in thousands)

		Common Stock		(Accumulated	Accumulated
	Preferred Stock	Outstanding shares	Amount	Deficit) Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

Comprehensive income:
Net income	-	-	-	1,471	-	1,471
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	127	127

Total comprehensive income	-	-	-	-	-	1,598

Preferred stock discount accretion	60	-	-	(60)	-	-

Dividends on preferred stock	-	-	-	(226)	-	(226)

Options exercised	-	11,742	41	-	-	41

Stock option compensation expense	-	-	53	-	-	53

Balance, June 30, 2010	$8,568	7,194,139	$69,888	$(529)	$376	$78,303

Balance January 1, 2009	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive income:
Net income	-	-	-	718	-	718
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	(266)	(266)

Total comprehensive income						452

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000

Preferred stock discount accretion	50	-	-	(50)	-	-

Dividends on preferred stock	-	-	-	(190)	-	(190)

Stock option compensation expense	-	-	106	-	-	106

Balance, June 30, 2009	$8,448	6,959,821	$68,905	$5,216	$111	$82,680

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$1,471	$718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	537
Provision for loan losses	1,400	505
Intangible amortization	124	144
Net amortization of securities premiums and discounts	62	98
Other-than-temporary impairment on securities available for sale	-	84
Earnings from investment in life insurance	(176)	(71)
Net realized gain on sale of foreclosed real estate	(48)	-
Stock option compensation expense	53	106
Net realized gain on sale of securities	-	(487)
Decrease (increase) in assets:
Accrued interest receivable	134	7
Other assets	662	(1,442)
(Decrease) increase in liabilities:
Accrued interest payable	(62)	(80)
Other liabilities	288	693
Net cash provided by operating activities	4,390	812
Cash flows from investing activities:
Purchase of securities available-for-sale	(5,551)	(20,486)
Purchase of securities held-to-maturity	(1,823)	(3,153)
Proceeds from sales of securities available-for-sale	-	7,940
Proceeds from repayments, calls and maturities of securities available-for-sale	11,793	16,868
Proceeds from repayments, calls and maturities of securities held to maturity	1,500	-
Purchase of restricted stock	(150)	-
Purchase of bank-owned life insurance	(24)	-
Net increase in loans	(1,948)	(44,574)
Purchases of premises and equipment	(159)	(102)
Proceeds from sale of foreclosed real estate	2,986	-
Net cash provided by (used in) investing activities	6,624	(43,507)
Cash flows from financing activities:
Net increase in deposits	16,299	46,203
Net (decrease) increase in securities sold under agreements to repurchase	(1,001)	4,348
Proceeds from issuance of preferred stock	-	9,000
Cash dividend paid on preferred stock	(226)	(131)
Proceeds from exercise of stock options	41	-
Net cash provided by financing activities	15,113	59,420
Net increase in cash and cash equivalents	26,127	16,725
Cash and cash equivalents – beginning	42,735	23,017

Cash and cash equivalents - ending	$68,862	$39,742
Supplementary cash flow information:
Interest paid	$3,459	$4,961
Income taxes paid	$531	$1,752
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$2,938	$1,025

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2010 (the “2009 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three months and six months ended June 30, 2010. These reclassifications had no effect on net income.

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

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

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

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The Company has evaluated the impact of the adoption of ASU 2010-13, and has determined that it will not have any impact on our financial position or results of operations.

The FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the implementation of ASU 2010-18 to have a material impact on our financial position or results of operations.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company does not expect the implementation of ASU 2010-20 to have a material impact on our financial position or results of operations.

NOTE 3 – GOODWILL

The Company’s goodwill was recognized in connection with the acquisition of The Town Bank (“Town Bank”) in April 2006. GAAP requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles.

The Company performed its goodwill impairment analysis as of September 30, 2009 and based on the results, recorded a $6.725 million impairment charge for the three months ended September 30, 2009.

The $6.725 million goodwill impairment charge was non-deductible for income tax purposes. In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Company’s regulatory capital ratios.

NOTE 3 – GOODWILL (Continued)

The following table summarizes the changes in goodwill:

	Six Months Ended
	June 30,
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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
Net income	$838	$206	$1,471	$718
Preferred stock dividend and discount accretion	(143)	(144)	(286)	(240)

Net income applicable to common stock	$695	$62	$1,185	$478

Weighted average common shares outstanding	7,192,448	7,168,616	7,184,982	7,168,616
Effect of dilutive securities, stock options and warrants	92,734	39,878	54,231	13,269

Weighted average common shares outstanding used to calculate diluted earnings per share	7,285,182	7,208,494	7,239,213	7,181,885

Basic earnings per common share	$0.09	$0.01	$0.16	$0.07
Diluted earnings per common share	$0.09	$0.01	$0.16	$0.07

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 676,165 and 718,475 for the three-month period and six-month period ended June 30, 2010, respectively, and 818,843 and 1,244,233 for the three-month period and six-month period ended June 30, 2009, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other		Fair Value

June 30, 2010:

Securities available for sale:
U.S. Government agency securities	$5,045	$60	$-		$-	$5,105
Municipal securities	2,007	28	-		(7)	2,028
U.S. Government-sponsored enterprises (“GSE”) – Mortgage-backed securities	15,182	964	-		-	16,146
Collateralized mortgage obligations	4,264	50	-		-	4,314
Corporate debt securities	2,311	23	(250)		(270)	1,814

	28,809	1,125	(250)		(277)	29,407

Mutual fund	2,161	31	-		-	2,192

	$30,970	$1,156	$(250)	$	(277)	$31,599

Securities held to maturity:
Municipal securities	$8,622	$243	$-		$(1)	$8,864
Corporate debt securities	2,312	9	-		(398)	1,923

	$10,934	$252	$-		$(399)	$10,787

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2009:

Securities available for sale:
U.S. Government agency securities	$11,068	$83	$-	$(49)	$11,102
Municipal securities	2,011	26	-	(12)	2,025
GSE – Mortgage-backed securities	18,769	838	-	(1)	19,606
Collateralized mortgage obligations	1,961	22	-	(5)	1,978
Corporate debt securities	2,323	29	(204)	(310)	1,838

	36,132	998	(204)	(377)	36,549

Mutual fund	1,136	5	-	-	1,141

	$37,268	$1,003	$(204)	$(377)	$37,690
Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$-	$(21)	$979
Municipal securities	6,802	214	-	(5)	7,011
Corporate debt securities	2,816	16	-	(556)	2,276

	$10,618	$230	$-	$(582)	$10,266

The amortized cost and fair value of the Company’s debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$1,553	$1,559	$2,492	$2,503
Due in one year through five years	2,521	2,546	1,221	1,300
Due in five years through ten years	1,506	1,506	1,059	1,127
Due after ten years	8,047	7,650	6,162	5,857

	13,627	13,261	10,934	10,787

GSE - Mortgage-backed securities	15,182	16,146	-	-

	$28,809	$29,407	$10,934	$10,787

During the six months ended June 30, 2010, the Company had no securities sales. During the six months ended June 30, 2009, the Company sold $7,940,000 of securities available-for-sale and realized gross gains on sales totaling $487,000 and no losses on these sales. The Company had no sales of securities during the three months ended June 30, 2010 and 2009.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s investment securities, totaling $18,024,000 and $19,544,000 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

June 30, 2010:
Municipal securities	$2,742	$(8)	$-	$-	$2,742	$(8)
Corporate debt securities	-	-	2,224	(918)	2,224	(918)

Total Temporarily
Impaired Securities	$2,742	$(8)	$2,224	$(918)	$4,966	$(926)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

December 31, 2009:
U.S. Government agency securities	$4,930	$(70)	$-	$-	$4,930	$(70)
Municipal securities	1,341	(17)	-	-	1,341	(17)
GSE – Mortgage-backed securities	42	(1)	-	-	42	(1)
Collateralized mortgage obligations	325	(5)	-	-	325	(5)
Corporate debt securities	-	-	2,071	(1,070)	2,071	(1,070)

Total Temporarily
Impaired Securities	$6,638	$(93)	$2,071	$(1,070)	$8,709	$(1,163)

The Company had 8 securities in an unrealized loss position at June 30, 2010. In management’s opinion, the unrealized losses in the 3 municipal securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for the 5 corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of June 30, 2010, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2010.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total impairment on this security was $406,000 at June 30, 2010.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized on the income statement for the year ended December 31, 2009. The Company recognized the remaining $250,000 of the other-than-temporary impairment in accumulated other comprehensive income at June 30, 2010. The Company had no other-than-temporary impairment charge to earnings during the six months ended June 30, 2010. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The components of other comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
			(in thousands)

Unrealized holding gains (losses) on available for sale securities		$109	$105	$252	$(46)
Unrealized losses on securities for which a portion of the impairment has been recognized in income		(8)	-	(46)	-
Less:	Reclassification adjustments for gains included in net income	-	-	-	487
Less:	Reclassification adjustment for credit losses on securities included in net income	-	(84)	-	(84)
		101	189	206	(449)
Tax effect		(40)	(76)	(79)	183

Net unrealized gains (losses)		$61	$113	$127	$(266)

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2010, the number of shares of Company common stock remaining and available for future issuance under the Plan is 330,055 after adjusting for the 3% stock dividends declared in 2009 and 2008.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees.

Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board. The exercise price per share purchasable under either an ISO or a NQSO may not be less than the fair market value of a share of stock on the date of grant of the option. The Committee will determine the vesting period and term of each option, provided that no ISO may have a term in excess of ten years after the date of grant.

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

On January 20, 2010, the Committee granted options to purchase an aggregate of 44,100 shares of Company’s common stock under the Plan to certain officers of the Company, as follows:

•
The Company granted to officers ISOs to purchase an aggregate of 44,100 shares of Company’s common stock. These options are scheduled to vest 33.3% per year over three years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.25 per share based upon the average trading price of Company’s common stock on the grant date.

On April 20, 2010, the Committee granted options to purchase an aggregate of 20,000 shares of Company’s common stock under the Plan to certain officers of the Company, as follows:

•
The Company granted to officers ISOs to purchase an aggregate of 20,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $4.15 per share based upon the average trading price of Company’s common stock on the grant date.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

Stock based compensation expense related to all grants was approximately $28,000 and $53,000 for the three months and six months ended June 30, 2010, respectively, and $23,000 and $106,000 for the three months and six months ended June 30, 2009, respectively. Stock based compensation expense is included in salaries and employee benefits on the statements of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $382,000 as of June 30, 2010 and will be recognized over the subsequent 3.5 years.

The following table presents information regarding the Company’s outstanding stock options at June 30, 2010:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,036,656	$7.21
Options granted	64,100	3.53
Options exercised	(11,742)	3.36
Options forfeited	(108,180)	7.64
Options outstanding, June 30, 2010	980,834	$6.98	5.5 years	$496,276
Options exercisable, June 30, 2010	654,702	$8.66	3.8 years	$235,341
Option price range at June 30, 2010	$3.25 to $15.33

The aggregate intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised during the three months and six months ended June 30, 2010 was $8,000. Cash received from such exercises was $27,000 and $41,000, respectively. There was no tax benefit recognized during the three and six month periods ended June 30, 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2010:

Dividend yield	0.00%
Expected volatility	30.09%
Risk-free interest rate	2.84%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.19

The following weighted average assumptions were used to estimate the fair value of the stock options granted on April 20, 2010:

Dividend yield	0.00%
Expected volatility	33.51%
Risk-free interest rate	2.91%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.64

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The dividend yield assumption is based on the Company’s history and expectations of cash dividends. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the grants which is based on historical exercise experience.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2010, the Company had $5,818,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

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

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2010

Securities available for sale:
U.S. Government agency securities	$-	$5,105	$-	$5,105
Municipal securities	-	2,028	-	2,028
GSE: Mortgage-backed
securities	-	16,146	-	16,146
Collateralized mortgage obligations	-	4,314	-	4,314
Corporate debt securities	-	1,720	94	1,814
Mutual Fund	2,192	-	-	2,192

Total	$2,192	$29,313	$94	$31,599

At December 31, 2009

Securities available for sale:
U.S. Government agency
securities	$-	$11,102	$-	$11,102
Municipal securities	-	2,025	-	2,025
GSE: Mortgage-backed
securities	-	19,606	-	19,606
Collateralized mortgage obligations	-	1,978	-	1,978
Corporate debt securities	-	1,698	140	1,838
Mutual Fund	1,141	-	-	1,141

Total	$1,141	$36,409	$140	$37,690

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)

Balance at beginning of period	$102	$140
Total losses:
Included in other comprehensive income (loss)	(8)	(46)

Balance at end of period	$94	$94

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2010
Impaired loans	$-	$-	$8,184	$8,184

At December 31, 2009
Impaired loans	$-	$-	$6,959	$6,959
Goodwill	-	-	18,109	18,109
Property held for sale	-	-	1,100	1,100

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2010, fair value consists of the loan balances of $8,184,000, which is net of a valuation allowance of $1,880,000. At December 31, 2009, fair value consists of loan balances of $6,959,000, which is net of a valuation allowance of $1,313,000. At June 30, 2010, the recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $14,757,000 as compared to $17,266,000 at December 31, 2009. For the six months ended June 30, 2010, the average recorded investment in impaired loans was $23,931,000 as compared to $24,476,000 for the six months ended June 30, 2009, and the interest income recognized on these impaired loans was $375,000 and $508,000, respectively.

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

•	Goodwill – Goodwill is evaluated for impairment on an annual basis. See Note 3 for further details on goodwill.

•
Property held for sale – Real estate originally classified as bank premises for a planned branch, was reclassified during 2009 to held for sale in other assets. At December 31, 2009, the fair value was based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At June 30, 2010 and December 31, 2009, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investment in Federal Home Loan Bank Stock and ACBB Stock (carried at cost):

The carrying amount of restricted investment in Federal Home Loan Bank stock and Atlantic Central Bankers Bank stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (carried at cost):

The fair values of loans, excluding collateral dependent impaired loans, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2010 and December 31, 2009.

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$68,862	$68,862	$42,735	$42,735
Securities available for sale	31,599	31,599	37,690	37,690
Securities held to maturity	10,934	10,787	10,618	10,266
Restricted stock	1,150	1,150	1,000	1,000
Loans receivable	504,825	489,252	507,215	486,729
Accrued interest receivable	1,742	1,742	1,876	1,876

Financial liabilities:
Deposits	551,711	553,405	535,412	536,101
Securities sold under agreements to repurchase	16,064	16,064	17,065	17,065
Long-term debt	7,500	8,720	7,500	8,111
Accrued interest payable	102	102	164	164

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

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

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the TARP Capital Purchase Program, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), no par value per share and with a liquidation preference of $1,000 per share, and a warrant (the “Warrant”) to purchase 297,116 shares of the Company’s common stock, as adjusted for the stock dividend declared in August 2009, for an aggregate purchase price of $9,000,000.

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund. The Senior Preferred Stock may be redeemed at liquidation preference plus accrued and unpaid dividends. The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares. In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”), which amended and supplemented EESA, was signed into law. EESA, as amended and supplemented by the Stimulus Act, imposes extensive new restrictions applicable to participants in the TARP, including the Company, and removes the requirement of being limited to using proceeds from only qualifying equity offerings.

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

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

The proceeds received were allocated between the Senior Preferred Stock and the Warrant based upon their relative fair values as of the date of issuance, which resulted in the recording of a discount of the Senior Preferred Stock upon issuance that reflects the value allocated to the Warrant. The discount is accreted by a charge to accumulated deficit on a straight-line basis over the expected life of the preferred stock of five years.

The agreement with the Treasury contains limitations on certain actions by the Company, including the Treasury consent prior to the payment of cash dividends on the Company’s common stock and the repurchase of its common stock during the first three years of the agreement. In addition, the Company agreed that, while the Treasury owns the Senior Preferred Stock, the Company’s employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111 of EESA, as amended.

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

Management is responsible for preparing and evaluating the allowance for loan losses on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the Allowance for Loan and Lease Losses released on December 13, 2006 as well as GAAP. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance for loan losses account, including a qualitative and quantitative analysis of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. To be effective, management utilizes the best information available, therefore, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiary to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth and Union counties. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit is identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value.

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

Overview

The Company reported net income to common shareholders of $695,000 for the three months ended June 30, 2010, compared to net income to common shareholders of $62,000, for the same period in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.09 for the quarter ended June 30, 2010 compared to basic and diluted earnings of $0.01 per common share for the same period in 2009. Dividends and accretion related to the preferred stock issued to the Treasury reduced earnings for the second quarter of 2010 by $143,000 ($0.02 per fully diluted common share) as compared to $144,000 ($0.02 per fully diluted common share) for the same period last year. The annualized return on average assets increased to 0.51% for the three months ended June 30, 2010 as compared to 0.13% for the same period in 2009. The annualized return on average shareholders’ equity increased to 4.30% for the three month period ended June 30, 2010 as compared to 1.00% for the three months ended June 30, 2009.

The Company reported net income to common shareholders of $1.2 million for the six months ended June 30, 2010, compared to net income to common shareholders of $478,000, for the same period in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.16 for the quarter ended June 30, 2010 compared to basic and diluted earnings of $0.07 per common share for the same period in 2009. The annualized return on average assets increased to 0.45% for the six months ended June 30, 2010 as compared to 0.24% for the same period in 2009. The annualized return on average shareholders’ equity increased to 3.79% for the six month period ended June 30, 2010 as compared to 1.75% for the six months ended June 30, 2009.

Net interest income increased by $1.1 million, or 21.1%, for the quarter ended June 30, 2010 over the same period in 2009, primarily as a result of loan growth and lower deposit costs in 2010 as compared to the same period last year. The Company reported a net interest margin of 4.04% for the quarter ended June 30, 2010, an increase of 9 basis points when compared to the 3.95% for the quarter ended March 31, 2010 and 51 basis points when compared to the 3.53% reported for the comparable quarter in 2009.

Net interest income increased by $2.4 million, or 24.7%, for the six months ended June 30, 2010 over the same period in 2009, primarily as a result of loan growth and lower deposit costs in 2010. The Company reported a net interest margin of 4.00% for the six months ended June 30, 2010, an increase of 55 basis points over the 3.45% reported for the same period last year.

Non-interest income for the quarter ended June 30, 2010 totaled $478,000, an increase of $121,000, or 33.9%, compared with the same period in 2009. This increase was due primarily to an other-than-temporary charge of $84,000 taken during the second quarter of 2009. Excluding this charge, non-interest income rose $37,000, or 8.4%. For the six months ended June 30, 2010, non-interest income totaled $958,000, a decrease of $273,000, or 22.2%, from the same period in 2009. This decrease for the six month period was due primarily to gains of $487,000 from the sale of securities available-for-sale during the first quarter of 2009. Excluding net securities gains as well as the other-than-temporary charge taken during the six months ended June 30, 2009, non-interest income increased $130,000, or 15.7%, over the same period in 2010. The increase in both the quarter and six month periods was due primarily to higher bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010.

Non-interest expense for the quarter ended June 30, 2010 totaled $4.68 million, a decrease of $163,000, or 3.4%, from the same period in 2009, primarily due to a $288,000 one-time FDIC special assessment recorded during the second quarter of 2009 partially offset by higher FDIC insurance costs during 2010 due to higher deposit levels. Non-interest expense for the six months ended June 30, 2010 totaled $9.32 million, an increase of $8,000, or 0.1%, over the same period in 2009. This increase was due primarily to higher workout costs relating to impaired loans offset in part by both lower FDIC insurance costs and data processing costs.

Total assets at June 30, 2010 were $657.0 million, up 2.7% from total assets of $640.0 million at December 31, 2009. Total deposits were $551.7 million at June 30, 2010, an increase of 3.0% from total deposits of $535.4 million at December 31, 2009. Total loans at June 30, 2010 were $511.5 million, down from the $513.4 million at December 31, 2009, but an increase from the $492.1 million at June 30, 2009.

At June 30, 2010, the Company’s allowance for loan losses was $6.7 million, compared with $6.2 million at December 31, 2009. The allowance for loan losses as a percentage of total loans at June 30, 2010 was 1.31%, compared with 1.20% at December 31, 2009. Non-accrual loans were $13.1 million at June 30, 2010, compared with $14.2 million at December 31, 2009.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and Federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses. Other income consists primarily of service charges, commissions and fees, earnings from investment in life insurance and gains on security sales, while other expenses are primarily comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Six months ended June 30,
	2010	2009
Return on average assets	0.45%	0.24%
Return on average tangible assets	0.46%	0.25%
Return on average shareholders' equity	3.79%	1.75%
Return on average tangible shareholders' equity	5.00%	2.55%
Net interest margin	4.00%	3.45%
Average equity to average assets	11.84%	13.50%
Average tangible equity to average tangible assets	9.22%	9.68%

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

Three months ended June 30, 2010 compared to June 30, 2009

Net Interest Income

Net interest income increased by $1.1 million, or 21.1%, to $6.2 million for the three months ended June 30, 2010 compared to $5.1 million for the corresponding period in 2009, as a result of both balance sheet growth and lower deposit costs. The net interest margin and net interest spread increased to 4.04% and 3.81% respectively, for the three months ended June 30, 2010 from 3.53% and 3.18%, respectively, for the three months ended June 30, 2009.

Total interest income for the three months ended June 30, 2010 increased by $396,000, or 5.4%, to $7.8 million from $7.4 million for the three months ended June 30, 2009. The increase in interest income was primarily due to volume and interest rate-related increases in interest income amounting to $330,000 and $66,000, respectively, for the second quarter of 2010 as compared to the same prior year period.

Interest and fees on loans increased by $605,000, or 9.0%, to $7.3 million for the three months ended June 30, 2010 compared to $6.7 million for the corresponding period in 2009. Of the $605,000 increase in interest and fees on loans, $508,000 was attributable to volume-related increases and $97,000 was attributable to interest rate-related increases. The average balance of the loan portfolio for the three months ended June 30, 2010 increased by $35.9 million, or 7.6%, to $512.0 million from $476.1 million for the corresponding period in 2009. The average annualized yield on the loan portfolio was 5.75% for the quarter ended June 30, 2010 compared to 5.67% for the quarter ended June 30, 2009. Additionally, the average balance of non-accrual loans, which amounted to $12.8 million and $14.2 million at June 30, 2010 and 2009, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $37,000 for the three months ended June 30, 2010, representing an increase of $19,000, or 105.6%, from $18,000 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, Federal funds sold had an average balance of $7.0 million with an average annualized yield of 0.34%, as compared to $43.7 million with an average annualized yield of 0.17% for the three months ended June 30, 2009. During the first quarter 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the three months ended June 30, 2010, interest bearing deposits had an average balance of $50.4 million and an average annualized yield of 0.25% as compared to no interest bearing deposits for the same period in 2009.

Interest income on investment securities totaled $413,000 for the three months ended June 30, 2010 compared to $641,000 for the three months ended June 30, 2009, a decrease of $228,000, or 35.6%. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls, sales and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the three months ended June 30, 2010, investment securities had an average balance of $46.8 million with an average annualized yield of 3.53% compared to an average balance of $62.7 million with an average annualized yield of 4.09% for the three months ended June 30, 2009.

Interest expense on interest-bearing liabilities amounted to $1.6 million for the three months ended June 30, 2010 compared to $2.3 million for the corresponding period in 2009, a decrease of $688,000, or 30.4%. Of this decrease in interest expense, $758,000 was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $70,000 of volume-related increases on interest-bearing liabilities.

During 2010, management continues to focus on developing core deposit relationships in the Company. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $503.4 million for the three months ended June 30, 2010 from $475.0 million for the same period last year, an increase of $28.4 million, or 6.0%. Our average balance in certificates of deposit decreased by $16.1 million, or 11.8%, to $120.5 million with an average annualized yield of 1.95% for the second quarter of 2010 from $136.6 million with an average annualized yield of 2.56% for the same period in 2009. This average balance decrease was more than offset by increases of $28.3 million in average savings deposits, which increased from $177.3 million with an average annualized yield of 1.77% during the second quarter of 2009, to $205.7 million with an average annualized yield of 1.13% during the second quarter of 2010. Additionally, average money market deposits increased by $7.2 million over this same period while the average annualized yield declined by 76 basis points. During the second quarter of 2010, our average demand deposits reached $79.1 million, an increase of $9.6 million, or 13.8%, over the same period last year. For the three months ended June 30, 2010, the average annualized cost for all interest-bearing liabilities was 1.26%, compared to 1.91% for the three months ended June 30, 2009.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2010 were $15.7 million, with an average interest rate of 1.07%, compared to $15.8 million, with an average interest rate of 1.80%, for the second quarter of 2009.

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

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing due from banks	$50,405	$31	0.25%	$-	$-	-
Federal funds sold	7,000	6	0.34%	43,700	18	0.17%
Investment securities	46,787	413	3.53%	62,686	641	4.09%
Loans, net of unearned fees (1) (2)	512,046	7,338	5.75%	476,098	6,733	5.67%

Total Interest Earning Assets	616,238	7,788	5.07%	582,484	7,392	5.09%

Non-Interest Earning Assets:
Allowance for loan losses	(7,098)			(6,853)
All other assets	55,210			54,978

Total Assets	$664,350			$630,609

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$50,936	81	0.64%	$41,807	85	0.82%
Savings deposits	205,676	577	1.13%	177,333	781	1.77%
Money market deposits	103,030	217	0.84%	95,864	382	1.60%
Time deposits	120,510	585	1.95%	136,639	871	2.56%
Repurchase agreements	15,738	42	1.07%	15,816	71	1.80%
Short-term borrowings	-	-	-	-	-	-
Long-term debt	7,500	76	4.06%	7,500	76	4.06%

Total Interest Bearing Liabilities	503,390	1,578	1.26%	474,959	2,266	1.91%

Non-Interest Bearing Liabilities:
Demand deposits	79,126			69,502
Other liabilities	3,702			3,368

Total Non-Interest Bearing Liabilities	82,828			72,870

Shareholders' Equity	78,132			82,780

Total Liabilities and Shareholders' Equity	$664,350			$630,609

NET INTEREST INCOME		$6,210			$5,126

NET INTEREST SPREAD (3)			3.81%			3.18%

NET INTEREST MARGIN(4)			4.04%			3.53%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing due from banks	$30,541	$38	0.25%	$-	$-	-
Federal funds sold	18,509	16	0.17%	39,575	36	0.18%
Investment securities	47,675	861	3.61%	60,669	1,310	4.32%
Loans, net of unearned fees (1) (2)	511,128	14,531	5.73%	464,615	13,200	5.73%

Total Interest Earning Assets	607,853	15,446	5.12%	564,859	14,546	5.19%

Non-Interest Earning Assets:
Allowance for loan losses	(6,690)			(6,783)
All other assets	55,037			54,649

Total Assets	$656,200			$612,725

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$48,609	166	0.69%	$38,983	154	0.80%
Savings deposits	201,379	1,259	1.26%	171,730	1,791	2.10%
Money market deposits	102,720	525	1.03%	94,997	873	1.85%
Time deposits	123,200	1,202	1.97%	131,958	1,772	2.71%
Repurchase agreements	15,300	95	1.25%	14,418	141	1.97%
Short-term borrowings	-	-	-	-	-	-
Long-term debt	7,500	150	4.03%	7,500	150	4.03%

Total Interest Bearing Liabilities	498,708	3,397	1.37%	459,586	4,881	2.14%

Non-Interest Bearing Liabilities:
Demand deposits	76,124			66,926
Other liabilities	3,666			3,480

Total Non-Interest Bearing Liabilities	79,790			70,406

Shareholders' Equity	77,702			82,733

Total Liabilities and Shareholders' Equity	$656,200			$612,725

NET INTEREST INCOME		$12,049			$9,665

NET INTEREST SPREAD (3)			3.75%			3.05%

NET INTEREST MARGIN(4)			4.00%			3.45%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2009			June 30, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Earned On:
Interest bearing deposits	$-	$31	$31	$-	$38	$38
Federal funds sold	(15)	3	(12)	(19)	(1)	(20)
Investment securities	(163)	(65)	(228)	(281)	(168)	(449)
Loans	508	97	605	1,321	10	1,331

Total Interest Income	330	66	396	1,021	(121)	900

Interest Paid On:
NOW deposits	19	(23)	(4)	38	(26)	12
Savings deposits	125	(329)	(204)	309	(841)	(532)
Money market deposits	29	(194)	(165)	71	(419)	(348)
Time deposits	(103)	(183)	(286)	(118)	(452)	(570)
Repurchase agreements	-	(29)	(29)	9	(55)	(46)
Short-term borrowings	-	-	-	-	-	-
Long-term debt	-	-	-	-	-	-

Total Interest Expense	70	(758)	(688)	309	(1,793)	(1,484)

Net Interest Income	$260	$824	$1,084	$712	$1,672	$2,384

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2010 increased to $700,000, as compared to a provision for loan losses of $355,000 for the corresponding 2009 period. During the quarter ended June 30, 2010, we recorded the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, continued review of our non-performing loans and the persistent economic challenges.

In management’s opinion, the allowance for loan losses, totaling $6.7 million at June 30, 2010, is adequate to cover losses inherent in the portfolio. In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate increased loan volume during 2010 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2010, non-interest income amounted to $478,000 compared to $357,000 for the corresponding period in 2009. This increase was primarily due to higher bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010. Additionally, other loan fees for the second quarter of 2010 increased to $149,000 as compared to $135,000 during the second quarter of 2009 primarily due to an increase in exit fees collected by the Bank. In addition, the Company had an other-than-temporary charge of $84,000 recorded during the second quarter of 2009 as compared to no other-than-temporary charge during the second quarter in 2010. These increases were partially offset by a decrease in service fees on deposits of $44,000, or 26.3%, from the quarter ended June 30, 2009, primarily due to less fee income revenue.

Non-Interest Expenses

Non-interest expenses for the three months ended June 30, 2010 decreased $163,000, to $4.7 million compared to $4.8 million for the three months ended June 30, 2009. FDIC insurance and assessments totaled $252,000 for the second quarter of 2010 compared to $484,000 during the same prior year quarter. This decrease of $232,000 was primarily due to a $288,000 one-time FDIC special assessment recorded during the second quarter of 2009, partially offset by higher FDIC insurance costs due to higher deposit levels in 2010. Loan workout and OREO expenses increased by $48,000, to $71,000 for the second quarter of 2010 from $23,000 for the second quarter of 2009, primarily due to an increase in carrying costs and workout expenses relating to our impaired loans and OREO assets. Other operating expenses decreased by $8,000, to $345,000 for the second quarter of 2010 from $353,000 for the second quarter of 2009. Insurance costs increased by $36,000, or 54.5%, for the second quarter of 2010 as compared to the second quarter of 2009 due to increased coverage on certain policies. Professional expenses increased by $49,000, or 25.5%, for the second quarter of 2010 as compared to the second quarter of 2009, primarily due to higher legal and consulting fees. These increases were partially offset by data processing fees, which decreased by $81,000, or 33.5%, for the three months ended June 30, 2010 as compared to the prior year period. This decrease was primarily due to the successful completion of the Town Bank conversion, which consummated during the fourth quarter of 2009. Additionally, outside service fees decreased $31,000, or 21.8%, for the second quarter of 2010 as compared to the second quarter of 2009 primarily due to lower appraisal costs. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $57,000 in amortization expense for the second quarter of 2010 compared to $67,000 for the corresponding period in 2009.

Income Taxes

The Company recorded income tax expense of $471,000 for the three months ended June 30, 2010 compared to $80,000 for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010 was 36.0%, compared to 28.0% for the corresponding period in 2009, resulting from higher taxable income.

Six months ended June 30, 2010 compared to June 30, 2009

Net Interest Income

Net interest income increased by $2.4 million, or 24.7%, to $12.0 million for the six months ended June 30, 2010 compared to $9.7 million for the corresponding period in 2009, as a result of both balance sheet growth and lower deposit costs. The net interest margin and net interest spread increased to 4.00% and 3.75% respectively, for the six months ended June 30, 2010 from 3.45% and 3.05%, respectively, for the six months ended June 30, 2009.

Total interest income for the six months ended June 30, 2010 increased by $900,000, or 6.2%, to $15.4 million from $14.5 million for the six months ended June 30, 2009. The increase in interest income was primarily due to volume-related increases in interest income amounting to $1.0 million, partially offset by interest rate-related decreases in income of $121,000 for the six month period of 2010 as compared to the same prior year period.

Interest and fees on loans increased by $1.3 million, or 10.1%, to $14.5 million for the six months ended June 30, 2010 compared to $13.2 million for the corresponding period in 2009. Essentially, the entire $1.3 million increase in interest and fees on loans was attributable to volume-related increases. The average balance of the loan portfolio for the six months ended June 30, 2010 increased by $46.5 million, or 10.0%, to $511.1 million from $464.6 million for the corresponding period in 2009. The average annualized yield on the loan portfolio was 5.73% for the six months ended June 30, 2010 and 2009. Additionally, the average balance of non-accrual loans, which amounted to $13.0 million and $14.2 million at June 30, 2010 and 2009, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $54,000 for the six months ended June 30, 2010, representing an increase of $18,000, or 50.0%, from $36,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, Federal funds sold had an average balance of $18.5 million with an average annualized yield of 0.17%, as compared to $39.6 million with an average annualized yield of 0.18% for the six months ended June 30, 2009. As previously discussed above, during the first quarter 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the six months ended June 30, 2010, interest bearing deposits had an average balance of $30.5 million and an average annualized yield of 0.25% as compared to no interest bearing deposits for the same period in 2009.

Interest income on investment securities totaled $861,000 for the six months ended June 30, 2010 compared to $1.3 million for the six months ended June 30, 2009. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls, sales and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the six months ended June 30, 2010, investment securities had an average balance of $47.7 million with an average annualized yield of 3.61% compared to an average balance of $60.7 million with an average annualized yield of 4.32% for the six months ended June 30, 2009.

Interest expense on interest-bearing liabilities amounted to $3.4 million for the six months ended June 30, 2010 compared to $4.9 million for the corresponding period in 2009, a decrease of $1.5 million, or 30.4%. Of this decrease in interest expense, $1.8 million was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $309,000 of volume-related increases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $498.7 million for the six months ended June 30, 2010 from $459.6 million for the same period last year, an increase of $39.1 million, or 8.5%. Our average balance in certificates of deposit decreased by $8.8 million, or 6.6%, to $123.2 million with an average annualized yield of 1.97% for the six months ended June 30, 2010 from $132.0 million with an average annualized yield of 2.71% for the same period in 2009. This average balance decrease was more than offset by increases of $29.6 million in average savings deposits, which increased from $171.7 million with an average annualized yield of 2.10% during the six months ended June 30, 2009 to $201.4 million with an average annualized yield of 1.26% for the same prior period in 2010. Additionally, average money market deposits increased by $7.7 million over this same period while the average annualized yield declined by 82 basis points. During the six months ended June 30, 2010, our average demand deposits reached $76.1 million, an increase of $9.2 million, or 13.7%, over the same period last year.  For the six months ended June 30, 2010, the average annualized cost for all interest-bearing liabilities was 1.37%, compared to 2.14% for the six months ended June 30, 2009.

Average balances of repurchase agreements for the six months ended June 30, 2010 increased to $15.3 million, with an average interest rate of 1.25%, compared to $14.4 million, with an average interest rate of 1.97%, for the same prior year period.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010 increased to $1.4 million, as compared to a provision for loan losses of $505,000 for the corresponding 2009 period. During the six months ended June 30, 2010, we recorded the additional provision based on our assessment and evaluation of risk inherent in the loan portfolio, continued review of our non-performing loans and the persistent economic challenges.

Non-Interest Income

For the six months ended June 30, 2010, non-interest income amounted to $958,000 compared to $1.2 million for the corresponding period in 2009. This decrease of $273,000, or 22.2%, is primarily due to the recording of $487,000 in realized gains for the sales of securities available for sale during the six months ended June 30, 2009 as compared to no realized gains during the six months ended June 30, 2010. Excluding net securities gains as well as the $84,000 other-than-temporary charge taken during the six months ended June 30, 2009, non-interest income increased $130,000, or 15.7%, over the same period last year. This increase was primarily due to higher bank-owned life insurance income of $105,000, resulting from increased purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010. Additionally, other loan fees for the six months ended June 30, 2010 increased to $296,000 from $251,000 during the same prior year period in 2009 primarily due to an increase in exit fees collected by the Bank. These increases were partially offset by a decrease in service fees on deposits of $67,000, or 20.7%, from the six months ended June 30, 2010, primarily due to less fee income revenue.

Non-interest Expenses

Non-interest expenses for the six months ended June 30, 2010 increased $8,000 compared to the six months ended June 30, 2009. FDIC insurance and assessments totaled $516,000 for the six months ended June 30, 2010 compared to $654,000 during the same prior year period. This decrease of $138,000 was primarily due to a $288,000 one-time FDIC special assessment recorded during the second quarter of 2009, partially offset by higher FDIC insurance costs due to higher deposit levels in 2010. Loan workout and OREO expenses increased by $144,000, to $194,000 for the six months ended June 30, 2010 from $50,000 as compared to the six months ended June 30, 2009, primarily due to an increase in carrying costs and workout expenses relating to our impaired loans and OREO assets. Other operating expenses increased by $5,000 to $678,000 for the six months ended June 30, 2010 from $673,000 for the six months ended June 30, 2009. Insurance costs increased by $67,000, or 57.8%, for the six months ended June 30, 2010 as compared to the same prior year period due to increased coverage on certain insurance policies. Professional expenses increased by $79,000, or 21.1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to higher legal and consulting fees. These increases were offset by data processing fees, which decreased by $173,000, or 35.7%, for the six months ended June 30, 2010 as compared to the prior year period. This decrease was primarily due to the successful completion of the Town Bank conversion, which consummated during the fourth quarter 2009. Additionally, outside service fees decreased $44,000, or 15.9%, for the six months ended June 30, 2010 as compared to the same prior year period primarily due to lower appraisal costs. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $124,000 in amortization expense for the six months ended June 30, 2010 compared to $144,000 for the corresponding period in 2009.

Income Taxes

The Company recorded income tax expense of $819,000 for the six months ended June 30, 2010 compared to $364,000 for the six months ended June 30, 2009.  The effective tax rate for the six months ended June 30, 2010 was 35.8%, compared to 33.6% for the corresponding period in 2009, resulting from higher taxable income.

FINANCIAL CONDITION

Assets

At June 30, 2010, our total assets were $657.0 million, an increase of $17.0 million, or 2.7%, over total assets of $640.0 million at December 31, 2009. At June 30, 2010, our total loans were $511.5 million, a decrease of $1.9 million or 0.4% from the $513.4 million reported at December 31, 2009. Investment securities were $43.7 million at June 30, 2010 as compared to $49.3 million at December 31, 2009, a decrease of $5.6 million, or 11.4%. At June 30, 2010, cash and cash equivalents totaled $68.9 million compared to $42.7 million at December 31, 2009, an increase of $26.1 million, or 61.4%, as our liquidity position increased due to the continued strong deposit growth experienced during the six months ended June 30, 2010. Goodwill totaled $18.1 million at both June 30, 2010 and December 31, 2009.

Liabilities

Total deposits increased $16.3 million, or 3.0%, to $551.7 million at June 30, 2010, from $535.4 million at December 31, 2009. Deposits are the Company’s primary source of funds. The deposit increase during 2010 was primarily attributable to the Company’s strategic initiative to continue to grow our market presence. The Company anticipates continued loan demand increases during 2010 and beyond, and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company also experienced a positive change in the mix of the deposit products through its branch sales efforts, which were targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $43.7 million at June 30, 2010 compared to $49.3 million at December 31, 2009, a decrease of $5.6 million, or 11.4%. During the six months ended June 30, 2010, investment securities purchases amounted to $7.5 million, while repayments and maturities amounted to $13.3 million. There were no sales of securities available for sale during the six months ended June 30, 2010 as compared to $7.9 million in the comparable period in 2009.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2010, the Company maintained $16.1 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.2 million at June 30, 2010. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $406,000 at June 30, 2010.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized on the income statement for the year ended December 31, 2009. The Company recognized the remaining $250,000 of the other-than-temporary impairment in accumulated other comprehensive income at June 30, 2010. The Company had no other-than-temporary impairment charge to earnings during the six months ended June 30, 2010.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2010, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of June 30, 2010 and December 31, 2009.

	June 30,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$152,048	29.7%	$133,916	26.1%
Real estate – construction	25,336	5.0%	67,011	13.0%
Real estate – commercial	248,666	48.6%	228,818	44.5%
Real estate – residential	21,706	4.2%	19,381	3.8%
Consumer	64,170	12.5%	64,547	12.6%
Other	28	0.0%	176	0.0%
Unearned fees	(440)	0.0%	(450)	0.0%
Total loans	$511,514	100.0%	$513,399	100.0%

For the six months ended June 30, 2010, loans decreased by $1.9 million, or 0.4%, to $511.5 million from $513.4 million at December 31, 2009. Adverse credit conditions have created a difficult environment for both borrowers and lenders. We anticipate increased loan volume to be a major challenge during 2010 as we continue to target creditworthy customers.

Over the past year, we have made a concerted effort in focusing on deleveraging our real estate construction portfolio, which is evidenced in the mix of our loan composition at June 30, 2010 when compared to December 31, 2009. Real estate construction decreased $41.7 million, or 62.2%, to $25.3 million at June 30, 2010 from $67.0 million at December 31, 2009. This decrease was primarily driven by payoffs of the construction loans as well as completed construction projects which at the time of renewal were converted to commercial real estate loans. As such, commercial real estate increased $19.9 million, or 8.7%, to $248.7 million at June 30, 2010 from $228.8 million at December 31, 2009 while commercial and industrial loans increased by $18.1 million, or 13.5%, to $152.0 million at June 30, 2010 from $133.9 million at December 31, 2009.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. Through a variety of strategies, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Since the later part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated. We continue to note positive signs in asset-quality trends as the growth of troubled loans continued to decrease over the first two quarters of 2010. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s efforts in identifying troubled credits early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At June 30, 2010 and December 31, 2009, the Company had $13.1 million and $14.2 million in non-accrual loans, respectively. All of the non-performing loans are secured by real estate.

The following table summarizes our non-performing assets as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$5,535	$4,720
Real estate-construction	5,023	7,120
Real estate-residential	888	-
Consumer	1,691	2,311

Total Non-Performing Loans	13,137	14,151

Other Real Estate Owned	-	-

Total Non-Performing Assets	$13,137	$14,151

Ratios:

Non-Performing loans to total loans	2.57%	2.76%

Non-Performing assets to total assets	2.00%	2.21%

Restructured Loans	$5,027	$4,717

At June 30, 2010, non-performing commercial and industrial loans increased by $815,000 and real estate construction loans decreased by $2.1 million from December 31, 2009. During the six month period ending June 30, 2010, there were three non-performing commercial construction loans totaling $2.1 million and one commercial and industrial loan in the amount of $839,000 that were removed from non-performing loans and taken into other real estate owned (“OREO”) inventory. These actions were the result of either Deeds-in-Lieu or Sheriff Sales. During the six months ended June 30, 2010, $3.0 million of OREO inventory was sold and liquidated for a net gain of $48,000. At June 30, 2010 and December 31, 2009, the Bank had no OREO properties.

At June 30, 2010, non-performing real estate residential loans increased by $888,000 from December 31, 2009, due to one loan.

At June 30, 2010, non-performing consumer loans decreased by $620,000 from December 31, 2009, due to the charge-off of a $395,000 home equity line of credit loan and the reinstatement of a $225,000 loan, which was transferred to performing status under the terms of a restructure agreement.

Restructured loans are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans and, at June 30, 2010, all such loans continued to pay as agreed under the terms of the restructuring agreement.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $14.8 million and $17.3 million at June 30, 2010 and December 31, 2009, respectively. The recorded investment in impaired loans requiring a specific allowance for loan losses was $10.1 million and $8.3 million at June 30, 2010 and December 31, 2009, respectively. The allowance allocated to these impaired loans was $1.9 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively. For the six months ended June 30, 2010, the average recorded investment in impaired loans was $23.9 million as compared to $24.5 million for the six months ended June 30, 2009, and the interest income recognized on these impaired loans was $375,000 and $508,000, respectively.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009.

	June 30,		December 31,
	2010	2009	2009
	(in thousands, except percentages)

Balance at beginning of year	$6,184	$6,815	$6,815
Provision charged to expense	1,400	505	2,205
Loans charged off, net	(895)	(230)	(2,836)

Balance of allowance at end of period	$6,689	$7,090	$6,184

Ratio of net charge-offs to average loans outstanding	0.18%	0.05%	0.59%

Balance of allowance as a percent of loans at period-end	1.31%	1.44%	1.20%

At June 30, 2010, the Company’s allowance for loan losses was $6.7 million, compared with $6.2 million at December 31, 2009.  Loss allowance as a percentage of total loans at June 30, 2010 was 1.31%, compared with 1.20% at December 31, 2009. The Company had total provisions to the allowance for loan losses for the six month period ended June 30, 2010 in the amount of $1.4 million as compared to $505,000 for the comparable period in 2009. There was $895,000 in net charge-offs for the six months ended June 30, 2010, compared to $230,000 in net charge-offs for the same period in 2009. During the second quarter of 2010, the Company recorded a $500,000 write-down on a loan for a 14-unit condominium project in Union County. Additionally, a $395,000 charge-off was taken on a home equity line of credit in which the borrower has defaulted on his loan. The write-down and charge-off had previously been reserved for in our allowance for loan losses. Non-performing loans at June 30, 2010 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Credit quality trends of the portfolio has shown improvement since year-end. As a result, our non-performing loans to total loans and non-performing assets to total assets ratios at June 30, 2010 declined by 19 basis points and 21 basis points, respectively, when compared to December 31, 2009.

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

Bank-owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. On December 26, 2009, and on February 26, 2010, the Company purchased an additional $3.5 million and $24,000, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $60,000 and $32,000 for the six months ended June 30, 2010 and 2009, respectively. Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of operations. Income on bank-owned life insurance amounted to $176,000 for the six months ended June 30, 2010 as compared to $71,000 for the six months ended June 30, 2009.

Premises and Equipment

Premises and equipment totaled approximately $3.4 million and $3.8 million at June 30, 2010 and December 31, 2009, respectively. The Company purchased premises and equipment amounting to $159,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $482,000 during the six months ended June 30, 2010.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.9 million and $19.0 million at June 30, 2010 and December 31, 2009, respectively. The Company’s intangible assets at June 30, 2010 were comprised of $18.1 million of goodwill and $747,000 of core deposit intangibles, net of accumulated amortization of $1.4 million. At December 31, 2009, the Company’s intangible assets were comprised of $18.1 million of goodwill and $871,000 of core deposit intangibles, net of accumulated amortization of $1.2 million.

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

At June 30, 2010, total deposits amounted to $551.7 million, reflecting an increase of $16.3 million, or 3.0%, from December 31, 2009. Core checking deposits, as well as savings accounts, inclusive of money market deposits, accounted for the majority of this growth, increasing 15.0% and 11.6%, respectively. Decreases in certificates of deposit and money market account balances were more than offset by increases in our non-interest bearing accounts, NOW accounts and savings accounts. We believe that the net increase in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at June 30, 2010 accounted for 89.4% of total deposits, compared to 86.4% at December 31, 2009, which has exhibited strong growth during the year. The balance in our certificates of deposit over $100,000 at June 30, 2010 totaled $58.4 million as compared to $72.9 million at December 31, 2009. During the six months ended June 30, 2010, the Company continued to grow savings and checking account products, as well as other interest-bearing deposit products without promoting certificates of deposit. The Company found this strategy was able to provide a more cost-effective source of funding. During the first six months of 2010, this strong deposit growth resulted in an increase in our cash position, which provides for stronger liquidity position.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. These borrowings are priced on a daily basis. There were no outstanding borrowings under this line at June 30, 2010 and December 31, 2009.  The Bank also maintains secured borrowing lines with the FHLB in an amount of up to approximately $62.4 million. At June 30, 2010 and December 31, 2009, we had no short-term borrowings outstanding under this line.

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $16.1 million at June 30, 2010 from $17.1 million at December 31, 2009, a decrease of $1.0 million, or 5.9%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors. The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold and an interest bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs. At June 30, 2010, the Company had $68.9 million in cash and cash equivalents as compared to $42.7 million at December 31, 2009. Cash and cash equivalent balances consisted of $7.0 million in Federal funds sold and $52.0 million at the Federal Reserve Bank of New York at June 30, 2010, as compared to $35.9 million and $70,000 at December 31, 2009. It was determined by management during the six month period ended June 30, 2010, to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averaged approximately 10 basis points higher. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Home equity lines of credit	$35,408	$29,443
Commitments to fund commercial real estate and construction loans	51,852	36,300
Commitments to fund commercial and industrial loans	47,723	46,928
Commercial and financial letters of credit	5,818	5,824
	$140,801	$118,495

Capital

Shareholders’ equity increased by approximately $1.5 million, or 1.9%, to $78.3 million at June 30, 2010 compared to $76.8 million at December 31, 2009. Net income for the six month period ended June 30, 2010 added $1.5 million to shareholders’ equity. Additionally, stock option compensation expense of $53,000 as well as $41,000 in options exercised and $127,000 in the net unrealized gains on securities available for sale, net of tax, all contributed to the increase. Shareholders’ equity was reduced by $226,000 relating to the cash dividends accrued on the preferred stock.

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

The Company’s and the Bank’s Tier 1 Capital to Risk Weighted Assets Ratio and Total Capital to Risk Weighted Assets Ratio increased during the six month period ended June 30, 2010 as compared to year end December 31, 2009, primarily due to the transfer of cash balances to the Federal Reserve Bank of New York and, to a lesser degree, the decrease in the Bank’s loan portfolio. The transfer of cash balances was a decision based on maximizing the Bank’s earnings on excess liquidity, increased safety of the Bank’s funds and the resultant positive effect on capital ratios. Deposits held at the Federal Reserve Bank of New York are measured at a 0% percent risk weight as compared to a 20% risk weight if held at other institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at June 30, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of the Company and the Bank, at June 30, 2010 and December 31, 2009, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009

Community Partners	9.15%	9.28%	11.07%	10.60%	12.32%	11.74%
Two River	9.15%	9.18%	11.06%	10.55%	12.31%	11.68%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.             Exhibits.

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i)(A) to the Company’s Annual Report on a Form 10-K (File No. 000-51889) for the year ended December 31, 2008 filed with the SEC on March 31, 2009)

3.2
By-laws of the Company, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Company’s Current Report on Form 8-K (File No. 000-51889) filed with the SEC on December 19, 2007)

10.1	*	Employment Agreement, effective as of May 28, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss

10.2	*	First Amendment to Employment Agreement, effective as of July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss

10.3	*	Change in Control Agreement, effective as of June 1, 2010, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner

10.4	*	First Amendment to Change in Control Agreement, effective as of July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner

10.5	*
Second Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 by and between Two River Community Bank and William D. Moss, effective as of June 1, 2010

10.6	*	Third Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 by and between Two River Community Bank and Alan B. Turner, effective as of June 1, 2010

10.7	*	Change in Control Agreement, effective as of July 20, 2010, by and between Community Partners Bancorp, Two River Community Bank and A. Richard Abrahamian

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

COMMUNITY PARTNERS BANCORP

Date: August 16, 2010	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)