Form 10-Q
period 2010-09-30
Community Partners Bancorp
filed 2010-11-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 5, 2010, there were 7,616,329 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$32,091	$6,841
Federal funds sold	7,000	35,894

Cash and cash equivalents	39,091	42,735

Securities available-for-sale	30,858	37,690
Securities held-to-maturity (fair value of $10,550 and $10,266 at September 30, 2010 and December 31, 2009, respectively)	10,490	10,618
Restricted stock. at cost	1,420	1,000

Loans	523,214	513,399
Allowance for loan losses	(7,077)	(6,184)
Net loans	516,137	507,215

Other real estate owned	3,547	-
Bank-owned life insurance	8,056	7,770
Premises and equipment, net	3,267	3,764
Accrued interest receivable	1,894	1,876
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,417 and $1,235 at September 30, 2010 and December 31, 2009, respectively	689	871
Other assets	6,944	8,380

TOTAL ASSETS	$640,502	$640,028

LIABILITIES
Deposits:
Non-interest bearing	$80,033	$69,980
Interest bearing	449,872	465,432

Total Deposits	529,905	535,412

Securities sold under agreements to repurchase	14,475	17,065
Accrued interest payable	88	164
Long-term debt	13,500	7,500
Other liabilities	3,149	3,050

Total Liabilities	561,117	563,191

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding at September 30, 2010 and at December 31, 2009	8,599	8,508
Common stock, no par value; 25,000,000 shares authorized; 7,596,329 and 7,182,397 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	70,017	69,794
Retained Earnings (Accumulated deficit)	421	(1,714)
Accumulated other comprehensive income	348	249

Total Shareholders' Equity	79,385	76,837

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$640,502	$640,028

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
     (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

INTEREST INCOME:
Loans, including fees	$7,595	$7,191	$22,126	$20,391
Investment securities	368	594	1,229	1,904
Federal funds sold and interest bearing deposits	24	12	78	48
Total Interest Income	7,987	7,797	23,433	22,343
INTEREST EXPENSE:
Deposits	1,286	1,880	4,438	6,470
Securities sold under agreements to repurchase	39	73	134	214
Borrowings	91	76	241	226
Total Interest Expense	1,416	2,029	4,813	6,910
Net Interest Income	6,571	5,768	18,620	15,433
PROVISION FOR LOAN LOSSES	950	675	2,350	1,180
Net Interest Income after Provision for Loan Losses	5,621	5,093	16,270	14,253
NON-INTEREST INCOME:
Total other-than-temporary impairment charges	-	(51)	-	(352)
Less: Portion included in other comprehensive income (pre tax)	-	-	-	217
Net other-than-temporary impairment charges to earnings	-	(51)	-	(135)
Service fees on deposit accounts	122	146	378	469
Other loan fees	96	126	392	377
Earnings from investment in life insurance	86	37	262	108
Net realized gain on sale of securities	-	-	-	487
Other income	134	110	364	293
Total Non-Interest Income	438	368	1,396	1,599
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,169	2,392	6,954	7,105
Occupancy and equipment	809	841	2,498	2,513
Professional	263	201	717	576
Insurance	94	75	277	191
FDIC insurance and assessments	248	250	764	904
Advertising	75	75	225	226
Data processing	156	216	467	700
Outside services fees	122	130	355	407
Amortization of identifiable intangibles	58	67	182	211
Goodwill impairment charge	-	6,725	-	6,725
Loan workout and OREO expenses, net	88	220	282	270
Other operating	343	208	1,021	881
Total Non-Interest Expenses	4,425	11,400	13,742	20,709
Income (loss) before Income Taxes	1,634	(5,939)	3,924	(4,857)
INCOME TAX EXPENSE	539	282	1,358	646
Net Income (loss)	1,095	(6,221)	2,566	(5,503)
Preferred stock dividend and discount accretion	(145)	(145)	(431)	(385)
Net income (loss) available to common shareholders	$950	$(6,366)	$2,135	$(5,888)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.12	$(0.85)	$0.28	$(0.78)
Diluted	$0.12	$(0.84)	$0.28	$(0.78)
Weighted average common shares outstanding:
Basic	7,575	7,527	7,558	7,527
Diluted	7,652	7,585	7,595	7,556

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(dollar amounts in thousands)

		Common Stock		(Accumulated	Accumulated
	Preferred Stock	Outstanding shares	Amount	Deficit) Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

Comprehensive income:
Net income	-	-	-	2,566	-	2,566
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	99	99

Total comprehensive income	-	-	-	-	-	2,665

Preferred stock discount accretion	91	-	-	(91)	-	-

Dividends on preferred stock	-	-	-	(340)	-	(340)

Common stock dividend – 5%	-	361,756	-	-	-	-

Options exercised	-	52,176	178	-	-	178

Stock option compensation expense	-	-	45	-	-	45

Balance, September 30, 2010	$8,599	7,596,329	$70,017	$421	$348	$79,385

Balance January 1, 2009	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive income:
Net loss	-	-	-	(5,503)	-	(5,503)
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	50	50

Total comprehensive loss						(5,453)

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000

Preferred stock discount accretion	80	-	-	(80)	-	-

Dividends on preferred stock	-	-	-	(305)	-	(305)

Common stock dividend – 3%	-	208,852	801	(801)	-	-

Stock option compensation expense	-	-	128	-	-	128

Balance, September 30, 2009	$8,478	7,168,673	$69,728	$(1,951)	$427	$76,682

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,566	$(5,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	-	6,725
Depreciation and amortization	704	794
Provision for loan losses	2,350	1,180
Intangible amortization	182	211
Net amortization of securities premiums and discounts	97	186
Other-than-temporary impairment on securities available for sale	-	135
Earnings from investment in life insurance	(262)	(108)
Net realized gain on sale of foreclosed real estate	(48)	(3)
Stock option compensation expense	45	128
Net realized gain on sale of securities	-	(487)
(Increase) decrease in assets:
Accrued interest receivable	(18)	(30)
Other assets	1,379	(1,459)
(Decrease) increase in liabilities:
Accrued interest payable	(76)	(114)
Other liabilities	99	522
Net cash provided by operating activities	7,018	2,177
Cash flows from investing activities:
Purchase of securities available-for-sale	(8,552)	(19,259)
Purchase of securities held-to-maturity	(1,823)	(4,175)
Proceeds from sales of securities available-for-sale	-	7,940
Proceeds from repayments, calls and maturities of securities available-for-sale	15,454	26,566
Proceeds from repayments, calls and maturities of securities held to maturity	1,940	-
Purchase of restricted stock	(420)	-
Purchase of bank-owned life insurance	(24)	-
Net increase in loans	(17,757)	(60,100)
Purchases of premises and equipment	(207)	(154)
Proceeds from sale of foreclosed real estate	2,986	1,093
Net cash used in investing activities	(8,403)	(48,089)
Cash flows from financing activities:
Net (decrease) increase in deposits	(5,507)	40,731
Net (decrease) increase in securities sold under agreements to repurchase	(2,590)	5,501
Proceeds from issuance of preferred stock	-	9,000
Proceeds from long term debt	6,000	-
Cash dividend paid on preferred stock	(340)	(244)
Proceeds from exercise of stock options	178	-
Net cash (used in) provided by financing activities	(2,259)	54,988
Net (decrease) increase in cash and cash equivalents	(3,644)	9,076
Cash and cash equivalents – beginning	42,735	23,017

Cash and cash equivalents - ending	$39,091	$32,093
Supplementary cash flow information:
Interest paid	$4,889	$7,024
Income taxes paid	$741	$2,168
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$6,485	$1,770

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings One LLC, TRCB Holdings Two LLC, TRCB Holdings Three LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2010 (the “2009 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010 for items that should potentially be recognized or disclosed in these financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2010. These reclassifications had no effect on net income.

NOTE 2 – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB‘s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact the adoption of ASU 2010-06, and has determined that it did not and will not have any impact on our financial position or results of operations.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

The FASB has issued ASU 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.

ASU 2010-08 contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010. The adoption of ASU 2010-08 did not have a material impact on our financial position or results of operations.

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

For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company does not expect the implementation of ASU 2010-20 to have a material impact on its financial position or results of operations.

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

The Company performed its annual goodwill impairment analysis as of September 30, 2010 and determined that no impairment charge was required. In September 2009, the Company performed its goodwill impairment analysis as of September 30, 2009 and based on the results, recorded a $6,725,000 impairment charge for the three months ended September 30, 2009. The $6,725,000 goodwill impairment charge was non-deductible for income tax purposes. In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Company’s regulatory capital ratios.

The following table summarizes the changes in goodwill:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Balance at beginning of year	$18,109	$24,834
Goodwill impairment	-	(6,725)

Balance at end of period	$18,109	$18,109

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options and warrants.  Potential shares of common stock issuable upon the exercise of stock options and warrants are determined using the treasury stock method.  All share and per share data have been retroactively adjusted to reflect the 5% stock dividend declared on August 23, 2010 and issued on October 22, 2010 to shareholders of record as of September 24, 2010.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
Net income (loss)	$1,095	$(6,221)	$2,566	$(5,503)
Preferred stock dividend and discount accretion	(145)	(145)	(431)	(385)

Net income (loss) applicable to common stock	$950	$(6,366)	$2,135	$(5,888)

Weighted average common shares outstanding	7,575,180	7,527,107	7,558,065	7,527,107
Effect of dilutive securities, stock options and warrants	76,382	58,277	36,921	28,589

Weighted average common shares outstanding used to calculate diluted earnings per share	7,651,562	7,585,384	7,594,986	7,555,696

Basic earnings (loss) per common share	$0.12	$(0.85)	$0.28	$(0.78)
Diluted earnings (loss) per common share	$0.12	$(0.84)	$0.28	$(0.78)

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 672,090 and 694,720 for the three-month period and nine-month period ended September 30, 2010, respectively, and 859,350 and 1,236,148 for the three-month period and nine-month period ended September 30, 2009, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other		Fair Value

September 30, 2010:

Securities available for sale:
U.S. Government agency securities	$5,535	$44	$-		$-	$5,579
Municipal securities	2,005	57	-		-	2,062
U.S. Government-sponsored enterprises (GSE) – Mortgage-backed securities	13,762	821	-		-	14,583
Collateralized mortgage obligations	3,993	117	-		-	4,110
Corporate debt securities	2,805	19	(260)		(266)	2,298

	28,100	1,058	(260)		(266)	28,632

Mutual fund	2,179	47	-		-	2,226

	$30,279	$1,105	$(260)	$	(266)	$30,858

Securities held to maturity:
Municipal securities	$8,181	$444	$-		$-	$8,625
Corporate debt securities	2,309	7	-		(391)	1,925

	$10,490	$451	$-		$(391)	$10,550

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2009:

Securities available for sale:
U.S. Government agency securities	$11,068	$83	$-	$(49)	$11,102
Municipal securities	2,011	26	-	(12)	2,025
GSE – Mortgage-backed securities	18,769	838	-	(1)	19,606
Collateralized mortgage obligations	1,961	22	-	(5)	1,978
Corporate debt securities	2,323	29	(204)	(310)	1,838

	36,132	998	(204)	(377)	36,549

Mutual fund	1,136	5	-	-	1,141

	$37,268	$1,003	$(204)	$(377)	$37,690
Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$-	$(21)	$979
Municipal securities	6,802	214	-	(5)	7,011
Corporate debt securities	2,816	16	-	(556)	2,276

	$10,618	$230	$-	$(582)	$10,266

The amortized cost and fair value of the Company’s debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$1,068	$1,088	$2,489	$2,498
Due in one year through five years	4,001	4,000	1,219	1,317
Due in five years through ten years	1,411	1,433	1,059	1,169
Due after ten years	7,858	7,528	5,723	5,566

	14,338	14,049	10,490	10,550

GSE - Mortgage-backed securities	13,762	14,583	-	-

	$28,100	$28,632	$10,490	$10,550

During the nine months ended September 30, 2010, the Company had no securities sales. During the nine months ended September 30, 2009, the Company sold $7,940,000 of securities available-for-sale and realized gross gains on sales totaling $487,000 and no losses on these sales. The Company had no sales of securities during the three months ended September 30, 2010 and 2009.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s investment securities, totaling $18,456,000 and $19,544,000 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

September 30, 2010:

Corporate debt securities	$497	$(3)	$2,230	$(914)	$2,727	$(917)

Total Temporarily
Impaired Securities	$497	$(3)	$2,230	$(914)	$2,727	$(917)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

December 31, 2009:

U.S. Government agency securities	$4,930	$(70)	$-	$-	$4,930	$(70)
Municipal securities	1,341	(17)	-	-	1,341	(17)
GSE – Mortgage-backed securities	42	(1)	-	-	42	(1)
Collateralized mortgage obligations	325	(5)	-	-	325	(5)
Corporate debt securities	-	-	2,071	(1,070)	2,071	(1,070)

Total Temporarily
Impaired Securities	$6,638	$(93)	$2,071	$(1,070)	$8,709	$(1,163)

The Company had 6 securities in an unrealized loss position at September 30, 2010. In management’s opinion, the unrealized loss for the 6 corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of September 30, 2010, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2010.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches being subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total impairment on this security was $416,000 at September 30, 2010.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized on the income statement for the year ended December 31, 2009. The Company recognized the remaining $260,000 of the other-than-temporary impairment in accumulated other comprehensive income at September 30, 2010. The Company had no other-than-temporary impairment charge to earnings during the nine months ended September 30, 2010. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The components of other comprehensive income (loss) for the three months and nine months ended September 30, 2010 and 2009 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
			(in thousands)

Unrealized holding gains (losses) on available for sale securities		$(40)	$462	$212	$416
Unrealized losses on securities for which a portion of the impairment has been recognized in income		(10)	-	(56)	-
Less:	Reclassification adjustments for gains included in net income	-	-	-	487
Less:	Reclassification adjustment for credit losses on securities included in net income	-	(51)	-	(135)
		(50)	513	156	64
Tax effect		22	(197)	(57)	(14)

Net unrealized gains (losses)		$(28)	$316	$99	$50

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

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2010, the number of shares of Company common stock remaining and available for future issuance under the Plan is 401,674 after adjusting for the 5% stock dividends declared in 2010.

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

On January 20, 2010, the Company awarded officers ISOs to purchase an aggregate of 46,305 shares of Company’s common stock. These options are scheduled to vest 33.3% per year over three years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.10 per share based upon the average trading price of Company’s common stock on the grant date.

On April 20, 2010, the Company awarded officers ISOs to purchase an aggregate of 21,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.95 per share based upon the average trading price of Company’s common stock on the grant date.

On September 9, 2010, the Company awarded officers ISOs to purchase an aggregate of 13,650 shares of Company’s common stock. These options are scheduled to vest over a five year period with 33.3% of the award vesting on each of September 10, 2013, September 10, 2014 and September 10, 2015 with a ten year exercise term. The options were granted with an exercise price of $4.52 per share based upon the average trading price of Company’s common stock on the grant date.

On August 18, 2010, the Company awarded officers 20,000 shares of the Company’s restricted common stock, which were subsequently issued on September 30, 2010. These awards are scheduled to vest on the first day of the fourth year following the grant date, with 5,000 of these awards subject to an earnings condition.

During the three month period ended September 30, 2010, the Company recorded a $8,000 benefit relating to stock based compensation due to the unvested stock options related to officers no longer employed with the Company. For the nine months ended September 30, 2010, stock based compensation expense amounted to $45,000. Stock based compensation expense for the three months and nine months ended September 30, 2009, was $22,000 and $128,000, respectively. Stock based compensation expense is included in salaries and employee benefits on the statements of operations.

Total unrecognized compensation cost related to non-vested options and restricted stock under the Plan was $510,000 as of September 30, 2010 and will be recognized over a weighted-average period of 3.3 years.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The following table presents information regarding the Company’s outstanding stock options and awards granted at September 30, 2010:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,088,489	$6.87
Options and awards granted	100,955	3.83
Options exercised	(54,785)	3.21
Options forfeited	(260,884)	5.62
Options and awards outstanding, September 30, 2010	873,775	$6.82	5.7 years	$597,503
Options exercisable, September 30, 2010	543,540	$8.80	4.0 years	$270,814
Option price range at September 30, 2010	$3.10 to $14.60

The aggregate intrinsic value represents the amount by which the market price of the shares issuable upon the exercise of an option on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised during the three months and nine months ended September 30, 2010 was $41,000 and $49,000, respectively, while the cash received from such exercises was $137,000 and $178,000, respectively. There was no tax benefit recognized during the three and nine month periods ended September 30, 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2010:

Dividend yield	0.00%
Expected volatility	30.09%
Risk-free interest rate	2.84%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.19

The following weighted average assumptions were used to estimate the fair value of the stock options granted on April 20, 2010:

Dividend yield	0.00%
Expected volatility	33.51%
Risk-free interest rate	2.91%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.64

The following weighted average assumptions were used to estimate the fair value of the stock options granted on September 9, 2010:

Dividend yield	0.00%
Expected volatility	32.4%
Risk-free interest rate	2.09%
Forfeiture rate	0.00%
Expected life	7.5 years
Weighted average fair value of options granted	$1.87

The dividend yield assumption is based on the Company’s history and expectations of cash dividends. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the grants which is based on historical exercise experience.

All share and per share data have been retroactively adjusted to reflect the 5% stock dividend issued on October 22, 2010 to shareholders of record as of September 24, 2010.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2010, the Company had $6,051,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

NOTE 9 – LONG-TERM DEBT AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Long-term debt consisted of the following Federal Home Loan Bank (FHLB) fixed rate advances at September 30, 2010 and December 31, 2009:

			Rate	Original Term	Maturity
(dollars in thousands)
	2010	2009

Convertible Note	$ 7,500	$ 7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	-	1.67%	4 years	August 2014
Fixed Rate Note	1,500	-	2.00%	5 years	August 2015
Fixed Rate Note	1,500	-	2.41%	6 years	August 2016
Fixed Rate Note	1,500	-	2.71%	7 years	August 2017

	$ 13,500	$ 7,500	3.18%

The $7.5 million convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then current market rate offered by the FHLB. The Company has the option to repay this advance, if converted, without penalty.

The Company has an unsecured line of credit totaling $10,000,000 with another financial institution that bears interest at a variable rate and is renewed annually. There were no borrowings under this line of credit at September 30, 2010 and December 31, 2009.

There were no short-term borrowings from the FHLB at September 30, 2010 and December 31, 2009. Advances from the FHLB are secured by qualifying assets of the Bank.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at their safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $14,475,000 and $17,065,000 at September 30, 2010 and December 31, 2009, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2010

Securities available for sale:
U.S. Government agency securities	$-	$5,579	$-	$5,579
Municipal securities	-	2,062	-	2,062
GSE: Mortgage-backed
securities	-	14,583	-	14,583
Collateralized mortgage obligations	-	4,110	-	4,110
Corporate debt securities	-	2,214	84	2,298
Mutual Fund	2,226	-	-	2,226

Total	$2,226	$28,548	$84	$30,858

At December 31, 2009

Securities available for sale:
U.S. Government agency
securities	$-	$11,102	$-	$11,102
Municipal securities	-	2,025	-	2,025
GSE: Mortgage-backed
securities	-	19,606	-	19,606
Collateralized mortgage obligations	-	1,978	-	1,978
Corporate debt securities	-	1,698	140	1,838
Mutual Fund	1,141	-	-	1,141

Total	$1,141	$36,409	$140	$37,690

 NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)

Balance at beginning of period	$94	$140
Total losses:
Included in other comprehensive income (loss)	(10)	(56)

Balance at end of period	$84	$84

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2010
Impaired loans	$-	$-	$10,211	$10,211
Other Real Estate Owned	-	-	3,547	3,547

At December 31, 2009
Impaired loans	$-	$-	$6,959	$6,959
Goodwill	-	-	18,109	18,109
Property held for sale	-	-	1,100	1,100

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2010, fair value consists of the loan balances of $10,211,000, which is net of a valuation allowance of $1,954,000. At December 31, 2009, fair value consists of loan balances of $6,959,000, which is net of a valuation allowance of $1,313,000. At September 30, 2010, the recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $6,660,000 as compared to $17,266,000 at December 31, 2009. For the nine months ended September 30, 2010, the average recorded investment in impaired loans was $23,248,000 as compared to $26,584,000 for the nine months ended September 30, 2009, and the interest income recognized on these impaired loans was $396,000 and $596,000, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

•
Other real estate owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2010, properties totaling $3,547,000 million were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•	Goodwill – Goodwill is evaluated for impairment on an annual basis. See Note 3 for further details on goodwill.

•
Property held for sale – Real estate originally classified as bank premises for a planned branch, was reclassified during 2009 to held for sale in other assets. At December 31, 2009, the fair value was based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but instead relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2010 and December 31, 2009, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investment in Federal Home Loan Bank Stock and ACBB Stock (carried at cost):

The carrying amount of restricted investment in FHLB stock and Atlantic Central Bankers Bank stock approximates fair value, and considers the limited marketability of such securities.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2010 and December 31, 2009.

 The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$39,091	$39,091	$42,735	$42,735
Securities available for sale	30,858	30,858	37,690	37,690
Securities held to maturity	10,490	10,550	10,618	10,266
Restricted stock	1,420	1,420	1,000	1,000
Loans receivable	516,137	512,727	507,215	486,729
Accrued interest receivable	1,894	1,894	1,876	1,876

Financial liabilities:
Deposits	529,905	532,108	535,412	536,101
Securities sold under agreements to repurchase	14,475	14,475	17,065	17,065
Long-term debt	13,500	14,970	7,500	8,111
Accrued interest payable	88	88	164	164

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

NOTE 11 – SHAREHOLDERS’ EQUITY

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

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the TARP Capital Purchase Program, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), no par value per share and with a liquidation preference of $1,000 per share, and a warrant (the “Warrant”) to purchase 311,972 shares of the Company’s common stock, as adjusted for the stock dividend declared in August 2010, for an aggregate purchase price of $9,000,000.

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund. The Senior Preferred Stock may be redeemed at the liquidation preference price plus accrued and unpaid dividends. The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares. In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”), which amended and supplemented EESA, was signed into law. EESA, as amended and supplemented by the Stimulus Act, imposes extensive new restrictions applicable to participants in the TARP, including the Company, and removes the requirement of being limited to using proceeds from only qualifying equity offerings.

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.33 per share of common stock, as adjusted for the stock dividend declared in August 2010. In the event that the Company redeems the Senior Preferred Stock, the Company can repurchase the Warrant at “Fair Market Value,” as defined in the Securities Purchase Agreement with the Treasury.

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

On August 23, 2010, the Company declared a 5% stock dividend issued on October 22, 2010 to shareholders of record as of September 24, 2010. Accounting for this transaction is consistent pursuant to having accumulated deficit at the time of declaration.

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

Stock Based Compensation. Stock based compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each award is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit is identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing for goodwill was completed at September 30, 2010 and no goodwill impairment was recorded.

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

Overview

The Company reported net income to common shareholders of $950,000 for the three months ended September 30, 2010, compared to a net loss to common shareholders of $6.4 million, for the same period in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.12 for the quarter ended September 30, 2010 compared to basic and diluted loss of $0.85 and $0.84, respectively, per common share for the same period in 2009. Dividends and accretion related to the preferred stock issued to the Treasury reduced earnings for the third quarter of 2010 and 2009 by $145,000 or $0.02 per fully diluted common share. The annualized return on average assets increased to 0.68% for the three months ended September 30, 2010 as compared to an annualized loss of 3.91% for the same period in 2009. The annualized return on average shareholders’ equity increased to 5.54% for the three month period ended September 30, 2010 as compared to an annualized loss of 29.72% for the three months ended September 30, 2009.

The Company reported net income to common shareholders of $2.1 million for the nine months ended September 30, 2010, compared to a net loss to common shareholders of $5.9 million, for the same period in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.28 for the nine months ended September 30, 2010 compared to basic and diluted loss of $0.78 per common share for the same period in 2009. The annualized return on average assets increased to 0.52% for the nine months ended September 30, 2010 as compared to an annualized loss of 1.19% for the same period in 2009. The annualized return on average shareholders’ equity increased to 4.38% for the nine month period ended September 30, 2010 as compared to an annualized loss of 8.88% for the nine months ended September 30, 2009.

Net interest income increased by $803,000, or 13.9%, for the quarter ended September 30, 2010 over the same period in 2009, primarily as a result of loan growth and lower deposit costs in 2010 as compared to the same period last year. The Company reported a net interest margin of 4.35% for the quarter ended September 30, 2010, an increase of 31 basis points when compared to the 4.04% for the quarter ended June 30, 2010 and 42 basis points when compared to the 3.93% reported for the comparable quarter in 2009.

Net interest income increased by $3.2 million, or 20.7%, for the nine months ended September 30, 2010 over the same period in 2009, primarily as a result of loan growth and lower deposit costs in 2010. The Company reported a net interest margin of 4.11% for the nine months ended September 30, 2010, an increase of 50 basis points over the 3.61% reported for the same period last year.

Non-interest income for the quarter ended September 30, 2010 totaled $438,000, an increase of $70,000, or 19.0%, compared with the same period in 2009. For the nine months ended September 30, 2010, non-interest income totaled $1.4 million, a decrease of $203,000, or 12.7%, from the same period in 2009. This decrease for the nine month period was due primarily to gains of $487,000 from the sale of securities available-for-sale during the first quarter of 2009. Excluding net securities gains as well as the $135,000 other-than-temporary impairment charge taken during the nine months ended September 30, 2009, non-interest income increased $149,000, or 11.9%, over the same period in 2009. The increase in both the quarter and nine month periods was due primarily to higher bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010.

Non-interest expense for the quarter ended September 30, 2010 totaled $4.4 million, a decrease of $7.0 million, or 61.2%, from the same period in 2009, primarily due to a non-cash goodwill impairment charge of $6.7 million taken during the third quarter of 2009 and the recognition of a $280,000 benefit taken in the third quarter of 2010 due to the forfeiture of certain plan benefits pertaining to officers no longer employed with the Bank. Non-interest expense for the nine months ended September 30, 2010 totaled $13.7 million, a decrease of $7.0 million, or 33.6%, over the same period in 2009, due primarily to the same items discussed above.

Total assets at September 30, 2010 were $640.5 million, up 0.1% from total assets of $640.0 million at December 31, 2009. Total deposits were $529.9 million at September 30, 2010, a decrease of 1.0% from total deposits of $535.4 million at December 31, 2009. Total loans at September 30, 2010 were $523.2 million, an increase of 1.9% from total loans of $513.4 million at December 31, 2009.

At September 30, 2010, the Company’s allowance for loan losses was $7.1 million, compared with $6.2 million at December 31, 2009. The allowance for loan losses as a percentage of total loans at September 30, 2010 was 1.35%, compared with 1.20% at December 31, 2009. Non-accrual loans were $9.4 million at September 30, 2010, compared with $14.2 million at December 31, 2009. OREO properties were $3.5 million at September 30, 2010, compared to none at December 31, 2009.

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

The following table provides information on our performance ratios for the dates indicated.
	(Annualized) Nine months ended September 30,
	2010	2009
Return on average assets	0.52%	(1.19%)
Return on average tangible assets	0.54%	(1.24%)
Return on average shareholders' equity	4.38%	(8.88%)
Return on average tangible shareholders' equity	5.77%	(12.91%)
Net interest margin	4.11%	3.61%
Average equity to average assets	11.98%	13.38%
Average tangible equity to average tangible assets	9.35%	9.46%

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

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net Interest Income

Net interest income increased by $803,000, or 13.9%, to $6.6 million for the three months ended September 30, 2010 compared to $5.8 million for the corresponding period in 2009, as a result of both balance sheet growth and lower deposit costs. The net interest margin and net interest spread increased to 4.35% and 4.13% respectively, for the three months ended September 30, 2010 from 3.93% and 3.59%, respectively, for the three months ended September 30, 2009.

Total interest income for the three months ended September 30, 2010 increased by $190,000, or 2.4%, to $8.0 million from $7.8 million for the three months ended September 30, 2009. The increase in interest income was primarily due to volume and interest rate-related increases in interest income amounting to $176,000 and $14,000, respectively, for the third quarter of 2010 as compared to the same prior year period.

Interest and fees on loans increased by $404,000, or 5.6%, to $7.6 million for the three months ended September 30, 2010 compared to $7.2 million for the corresponding period in 2009. Of the $404,000 increase in interest and fees on loans, $331,000 was attributable to volume-related increases and $73,000 was attributable to interest rate-related increases. During the third quarter of 2010, the Company recognized $93,000 of interest income relating to the full recovery and payoff of two related credits totaling $1.4 million, both of which were in non-accrual status. The average balance of the loan portfolio for the three months ended September 30, 2010 increased by $22.9 million, or 4.6%, to $520.2 million from $497.3 million for the corresponding period in 2009. The average annualized yield on the loan portfolio was 5.79% for the quarter ended September 30, 2010 compared to 5.74% for the quarter ended September 30, 2009. The average balance of non-accrual loans, which amounted to $11.9 million and $13.2 million for the three months ended September 30, 2010 and 2009, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $24,000 for the three months ended September 30, 2010, representing an increase of $12,000, or 100.0%, from $12,000 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, Federal funds sold had an average balance of $7.0 million with an average annualized yield of 0.34%, as compared to $27.7 million with an average annualized yield of 0.17% for the three months ended September 30, 2009. During the first quarter of 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the three months ended September 30, 2010, interest bearing deposits had an average balance of $28.8 million and an average annualized yield of 0.25% as compared to no interest bearing deposits for the same period in 2009.

Interest income on investment securities totaled $368,000 for the three months ended September 30, 2010 compared to $594,000 for the three months ended September 30, 2009, a decrease of $226,000, or 38.0%. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the three months ended September 30, 2010, investment securities had an average balance of $43.5 million with an average annualized yield of 3.38% compared to an average balance of $57.7 million with an average annualized yield of 4.12% for the three months ended September 30, 2009.

Interest expense on interest-bearing liabilities amounted to $1.4 million for the three months ended September 30, 2010 compared to $2.0 million for the corresponding period in 2009, a decrease of $613,000, or 30.2%. Of this decrease in interest expense, $647,000 was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $34,000 of volume-related increases on interest-bearing liabilities.

During 2010, management continued to focus on developing core deposit relationships in the Company. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $483.9 million for the three months ended September 30, 2010 from $468.8 million for the same period last year, an increase of $15.1 million, or 3.2%. Our average balance in certificates of deposit decreased by $15.0 million, or 11.7%, to $113.3 million with an average annualized yield of 1.91% for the third quarter of 2010 from $128.3 million with an average annualized yield of 2.30% for the same period in 2009. Additionally, average money market deposits decreased by $1.3 million over this same period while the average annualized yield declined by 71 basis points. These average balance decreases were more than offset by increases of $22.7 million in average savings deposits, which increased from $177.1 million with an average annualized yield of 1.56% during the third quarter of 2009, to $199.8 million with an average annualized yield of 0.98% during the third quarter of 2010, as well as an increase in our negotiable order of withdrawal (NOW) accounts, which increased $6.9 million from $40.5 million with an average yield of 0.76% during the third quarter of 2009, to $47.4 million with an average yield of 0.54% during the third quarter of 2010. During the third quarter of 2010, our average demand deposits reached $78.8 million, an increase of $2.9 million, or 3.8%, over the same period last year. For the three months ended September 30, 2010, the average annualized cost for all interest-bearing liabilities was 1.16%, compared to 1.72% for the three months ended September 30, 2009, a decrease of 56 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2010 were $16.2 million, with an average interest rate of 0.95%, compared to $17.2 million, with an average interest rate of 1.69%, for the third quarter of 2009.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2010 were $10.3 million, with an average interest rate of 3.54%, compared to $7.5 million, with an average interest rate of 4.02%, for the third quarter of 2009.

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

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits due from banks	$28,849	$18	0.25%	$-	$-	-
Federal funds sold	7,000	6	0.34%	27,655	12	0.17%
Investment securities	43,487	368	3.38%	57,668	594	4.12%
Loans, net of unearned fees (1) (2)	520,229	7,595	5.79%	497,335	7,191	5.74%

Total Interest Earning Assets	599,565	7,987	5.29%	582,658	7,797	5.31%

Non-Interest Earning Assets:
Allowance for loan losses	(7,056)			(7,042)
All other assets	52,923			56,164

Total Assets	$645,432			$631,780

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$47,387	64	0.54%	$40,514	78	0.76%
Savings deposits	199,781	492	0.98%	177,097	698	1.56%
Money market deposits	96,859	182	0.75%	98,165	361	1.46%
Time deposits	113,337	547	1.91%	128,335	743	2.30%
Repurchase agreements	16,223	39	0.95%	17,152	73	1.69%
Long-term borrowings	10,304	92	3.54%	7,500	76	4.02%

Total Interest Bearing Liabilities	483,891	1,416	1.16%	468,763	2,029	1.72%

Non-Interest Bearing Liabilities:
Demand deposits	78,783			75,894
Other liabilities	3,700			4,081

Total Non-Interest Bearing Liabilities	82,483			79,975

Shareholders' Equity	79,058			83,042

Total Liabilities and Shareholders' Equity	$645,432			$631,780

NET INTEREST INCOME		$6,571			$5,768

NET INTEREST SPREAD (3)			4.13%			3.59%

NET INTEREST MARGIN(4)			4.35%			3.93%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits due from banks	$29,971	$56	0.25%	$-	$-	-
Federal funds sold	14,630	22	0.20%	35,558	48	0.18%
Investment securities	46,263	1,229	3.54%	59,658	1,904	4.26%
Loans, net of unearned fees (1) (2)	514,195	22,126	5.75%	475,642	20,391	5.73%

Total Interest Earning Assets	605,059	23,433	5.18%	570,858	22,343	5.23%

Non-Interest Earning Assets:
Allowance for loan losses	(6,813)			(6,870)
All other assets	54,326			55,158

Total Assets	$652,572			$619,146

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$48,197	230	0.64%	$39,499	233	0.79%
Savings deposits	200,840	1,751	1.17%	173,539	2,490	1.92%
Money market deposits	100,745	707	0.94%	96,065	1,235	1.72%
Time deposits	119,876	1,750	1.95%	130,737	2,513	2.57%
Repurchase agreements	15,611	134	1.15%	15,339	214	1.87%
Long-term borrowings	8,445	241	3.82%	7,500	225	4.01%

Total Interest Bearing Liabilities	493,714	4,813	1.30%	462,679	6,910	2.00%

Non-Interest Bearing Liabilities:
Demand deposits	77,020			69,948
Other liabilities	3,679			3,682

Total Non-Interest Bearing Liabilities	80,699			73,630

Shareholders' Equity	78,159			82,837

Total Liabilities and Shareholders' Equity	$652,572			$619,146

NET INTEREST INCOME		$18,620			$15,433

NET INTEREST SPREAD (3)			3.88%			3.23%

NET INTEREST MARGIN(4)			4.11%			3.61%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2009			September 30, 2009
	Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest Earned On:
Interest bearing deposits	$-	$18	$18	$-	$56	$56
Federal funds sold	(9)	3	(6)	(28)	2	(26)
Investment securities	(146)	(80)	(226)	(428)	(247)	(675)
Loans	331	73	404	1,653	82	1,735

Total Interest Income	176	14	190	1,197	(107)	1,090

Interest Paid On:
NOW deposits	13	(27)	(14)	51	(54)	(3)
Savings deposits	89	(295)	(206)	392	(1,131)	(739)
Money market deposits	(5)	(174)	(179)	60	(588)	(528)
Time deposits	(87)	(109)	(196)	(209)	(554)	(763)
Repurchase agreements	(4)	(30)	(34)	4	(84)	(80)
Long-term debt	28	(12)	16	28	(12)	16

Total Interest Expense	34	(647)	(613)	326	(2,423)	(2,097)

Net Interest Income	$142	$661	$803	$871	$2,316	$3,187

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2010 increased to $950,000, as compared to a provision for loan losses of $675,000 for the corresponding 2009 period. The provision recorded during the quarter was primarily due to our assessment to reflect the current state of the economy, prolonged high levels of unemployment, increased reserves related to our impaired loans as well as growth in our loan portfolio.

In management’s opinion, the allowance for loan losses, totaling $7.1 million at September 30, 2010, is adequate to cover losses inherent in the portfolio. In accordance with Company policy, we do not become involved in any sub-prime lending activity.  In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate increased loan volume over the coming year as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2010, non-interest income amounted to $438,000 compared to $368,000 for the corresponding period in 2009. This increase was primarily due to an other-than-temporary impairment charge of $51,000 taken during the third quarter of 2009 and higher bank-owned life insurance income of $49,000, or 132.4%, resulting from increased purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010. Additionally, other income for the third quarter of 2010 increased to $134,000 as compared to $110,000 during the third quarter of 2009 primarily due to an increase in debit card and merchant fees collected by the Bank. These increases were partially offset by a decrease in service fees on deposits of $24,000, or 16.4%, from the quarter ended September 30, 2009, primarily due to lower fee income revenue and a decrease of $30,000 in other loan fees or 23.8%, primarily due to lower origination volume.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2010 decreased $7.0 million, or 61.2%, to $4.4 million compared to $11.4 million for the three months ended September 30, 2009. This decrease was primarily due to the non-cash goodwill impairment charge of $6.7 million taken during the third quarter of 2009. Salaries and employee benefits decreased $223,000, or 9.3%, primarily due to the $280,000 benefit due to the forfeiture of certain plan benefits to officers whom are no longer employed with the Bank. Data processing fees decreased by $60,000, or 27.8%, for the three months ended September 30, 2010 as compared to the prior year period due primarily to residual conversion costs incurred during the third quarter of 2009. Loan workout and OREO expenses decreased by $132,000, to $88,000 for the third quarter of 2010 from $220,000 for the third quarter of 2009, primarily due to a decrease in carrying costs and workout expenses relating to our impaired loans and OREO assets. These decreases were partially offset by insurance costs increasing by $19,000, or 25.3%, for the third quarter of 2010 as compared to the third quarter of 2009 due to increased coverage on certain policies. Professional expenses increased by $62,000, or 30.8%, for the third quarter of 2010 as compared to the third quarter of 2009, primarily due to higher legal and consulting fees. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $58,000 in amortization expense for the third quarter of 2010 compared to $67,000 for the corresponding period in 2009.

Income Taxes

The Company recorded income tax expense of $539,000 for the three months ended September 30, 2010 compared to $282,000 for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 was 33.0%, compared to 35.9% for the corresponding period in 2009, excluding the goodwill impairment charge of $6.7 million, a permanent difference. The decrease in the effective tax rate resulted from a higher level of the tax-exempt income relative to earnings on bank owned life insurance.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net Interest Income

Net interest income increased by $3.2 million, or 20.7%, to $18.6 million for the nine months ended September 30, 2010 compared to $15.4 million for the corresponding period in 2009, as a result of both balance sheet growth and lower deposit costs. The net interest margin and net interest spread increased to 4.11% and 3.88% respectively, for the nine months ended September 30, 2010 from 3.61% and 3.23%, respectively, for the nine months ended September 30, 2009.

Total interest income for the nine months ended September 30, 2010 increased by $1.1 million, or 4.9%, to $23.4 million from $22.3 million for the nine months ended September 30, 2009. The increase in interest income was primarily due to volume-related increases in interest income amounting to $1.2 million, partially offset by interest rate-related decreases in income of $107,000 for the nine month period of 2010 as compared to the same prior year period.

Interest and fees on loans increased by $1.7 million, or 8.5%, to $22.1 million for the nine months ended September 30, 2010 compared to $20.4 million for the corresponding period in 2009. The majority of the  $1.7 million increase in interest and fees on loans was attributable to volume-related increases. The average balance of the loan portfolio for the nine months ended September 30, 2010 increased by $38.6 million, or 8.1%, to $514.2 million from $475.6 million for the corresponding period in 2009. The average annualized yield on the loan portfolio increased to 5.75% for the nine months ended September 30, 2010, from 5.73% for the nine months ended September 30, 2009. The average balance of non-accrual loans, which amounted to $12.7 million and $13.0 million for the nine months ended September 30, 2010 and 2009, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $78,000 for the nine months ended September 30, 2010, representing an increase of $30,000, or 62.5%, from $48,000 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, Federal funds sold had an average balance of $14.6 million with an average annualized yield of 0.20%, as compared to $35.6 million with an average annualized yield of 0.18% for the nine months ended September 30, 2009. As previously discussed above, during the first quarter 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the nine months ended September 30, 2010, interest bearing deposits had an average balance of $30.0 million and an average annualized yield of 0.25% as compared to no interest bearing deposits for the same period in 2009.

Interest income on investment securities totaled $1.2 million for the nine months ended September 30, 2010 compared to $1.9 million for the nine months ended September 30, 2009. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the nine months ended September 30, 2010, investment securities had an average balance of $46.3 million with an average annualized yield of 3.54% compared to an average balance of $59.7 million with an average annualized yield of 4.26% for the nine months ended September 30, 2009.

Interest expense on interest-bearing liabilities amounted to $4.8 million for the nine months ended September 30, 2010 compared to $6.9 million for the corresponding period in 2009, a decrease of $2.1 million, or 30.3%. Of this decrease in interest expense, $2.4 million was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $326,000 of volume-related increases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $493.7 million for the nine months ended September 30, 2010 from $462.7 million for the same period last year, an increase of $31.0 million, or 6.7%. The average balance in certificates of deposit decreased by $10.8 million, or 8.3%, to $119.9 million with an average annualized yield of 1.95% for the nine months ended September 30, 2010 from $130.7 million with an average annualized yield of 2.57% for the same period in 2009. This average balance decrease was more than offset by increases of $27.3 million in average savings deposits, which increased from $173.5 million with an average annualized yield of 1.92% during the nine months ended September 30, 2009 to $200.8 million with an average annualized yield of 1.17% for the same prior period in 2010, an $8.7 million increase in average NOW accounts, which increased from $39.5 million with an average annualized yield of 0.79% during the nine months ended September 30, 2009, to $48.2 million with an average annualized yield of 0.64%. Additionally, average money market deposits increased by $4.7 million over this same period while the average annualized yield declined by 78 basis points. During the nine months ended September 30, 2010, average demand deposits reached $77.0 million, an increase of $7.1 million, or 10.1%, over the same period last year.  For the nine months ended September 30, 2010, the average annualized cost for all interest-bearing liabilities was 1.30%, compared to 2.00% for the nine months ended September 30, 2009.

Average balances of repurchase agreements for the nine months ended September 30, 2010 increased to $15.6 million, with an average interest rate of 1.15%, compared to $15.3 million, with an average interest rate of 1.87%, for the same prior year period. Average FHLB term borrowings increased to $8.4 million for the nine months ended September 30, 2010, with an average yield of 3.82%, compared to $7.5 million, with an average yield of 4.01%, for the same prior year period.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010 increased to $2.4 million, as compared to a provision for loan losses of $1.2 million for the corresponding 2009 period. The provision recorded during the nine months ended September 30, 2010 was primarily due to our assessment to reflect the current state of the economy, prolonged high levels of unemployment, increased reserves related to our impaired loans as well as growth in our loan portfolio.

Non-Interest Income

For the nine months ended September 30, 2010, non-interest income amounted to $1.4 million compared to $1.6 million for the corresponding period in 2009. This decrease of $203,000, or 12.7%, is primarily due to the recording of $487,000 in realized gains for the sales of securities available for sale during the nine months ended September 30, 2009 as compared to no realized gains during the nine months ended September 30, 2010. Excluding net securities gains as well as the $135,000 other-than-temporary impairment charge taken during the nine months ended September 30, 2009, non-interest income increased $149,000, or 11.9%, over the same period last year. This increase was primarily due to higher bank-owned life insurance income of $154,000, resulting from purchases of such investments during the fourth quarter of 2009 and the first quarter of 2010. Additionally, other income for the nine months ended September 30, 2010 increased to $364,000 from $293,000 during the same prior year period in 2009 primarily due to an increase in debit card and ATM fees collected by the Bank. These increases were partially offset by a decrease in service fees on deposits of $91,000, or 19.4%, from the nine months ended September 30, 2010, primarily due to lower fee income revenue.

Non-interest Expenses

Non-interest expenses for the nine months ended September 30, 2010 decreased $7.0 million, or 33.6%, compared to the nine months ended September 30, 2009. This decrease was primarily due to the non-cash goodwill impairment charge of $6.7 million taken during the third quarter of 2009. Salaries and employee benefits decreased $151,000, or 2.1%, primarily due to the $280,000 benefit from the forfeiture of certain plan benefits to officers whom are no longer employed with the Bank. Data processing fees decreased by $233,000, or 33.3%, for the nine months ended September 30, 2010 as compared to the prior year period. This decrease was primarily due to the successful completion of the Town Bank conversion, which consummated during the fourth quarter of 2009. Federal Deposit Insurance Corporation (FDIC) insurance and assessments decreased $140,000 primarily due to the $288,000 one-time FDIC special assessment recorded during the second quarter of 2009, partially offset by higher FDIC insurance costs due to higher deposit levels in 2010. These decreases were partially offset by insurance costs increasing by $86,000, or 45.0%, for the nine months ended September 30, 2010, as compared to the same prior year period due to increased coverage on certain policies. Professional expenses increased by $141,000, or 24.5%, for the nine months ended September 30, 2010, as compared to the same prior year period, primarily due to higher legal and consulting fees. Other operating expenses increased by $140,000, or 15.9%, due primarily to higher expense relating to postage and stationary and supplies. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $182,000 in amortization expense for the third quarter of 2010 compared to $211,000 for the corresponding period in 2009.

Income Taxes

The Company recorded income tax expense of $1.4 million for the nine months ended September 30, 2010 compared to $646,000 for the nine months ended September 30, 2009.  The effective tax rate for the nine months ended September 30, 2010 was 34.6%, compared to 34.6% excluding the goodwill impairment charge of $6.725 million, a permanent difference, for the corresponding period in 2009.

FINANCIAL CONDITION

Assets

At September 30, 2010, our total assets were $640.5 million, an increase of $474,000, or 0.1%, over total assets of $640.0 million at December 31, 2009. At September 30, 2010, total loans were $523.2 million, an increase of $9.8 million or 1.9% from the $513.4 million reported at December 31, 2009. Investment securities were $42.8 million at September 30, 2010 as compared to $49.3 million at December 31, 2009, a decrease of $6.5 million, or 13.2%. At September 30, 2010, cash and cash equivalents totaled $39.1 million compared to $42.7 million at December 31, 2009, a decrease of $3.6 million, or 8.5%, as our liquidity position continued to remain strong at September 30, 2010. Goodwill totaled $18.1 million at both September 30, 2010 and December 31, 2009.

Liabilities

Total deposits decreased $5.5 million, or 1.0%, to $529.9 million at September 30, 2010, from $535.4 million at December 31, 2009. Deposits are the Company’s primary source of funds. The deposit decrease during the nine month period ending September 30, 2010 was primarily attributable to the runoff of higher priced time deposits and money market accounts. The Company’s strategic initiative will continue to stay focused in growing market share through core deposit relationships. The Company anticipates continued loan demand increases over the coming year, and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $42.8 million at September 30, 2010 compared to $49.3 million at December 31, 2009, a decrease of $6.5 million, or 13.2%. During the nine months ended September 30, 2010, investment securities purchases amounted to $10.8 million, while repayments and maturities amounted to $17.3 million. There were no sales of securities available for sale during the nine months ended September 30, 2010 as compared to $7.9 million in the comparable period in 2009.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (GSE), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2010, the Company maintained $14.6 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.2 million at September 30, 2010. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $416,000 at September 30, 2010.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $156,000 was recognized on the income statement for the year ended December 31, 2009. The Company recognized the remaining $260,000 of the other-than-temporary impairment in accumulated other comprehensive income at September 30, 2010. The Company had no other-than-temporary impairment charge to earnings during the nine months ended September 30, 2010.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2010, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2010 and December 31, 2009.

	September 30,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$146,835	28.0%	$133,916	26.1%
Real estate – construction	35,682	6.8%	67,011	13.0%
Real estate – commercial	254,636	48.7%	228,818	44.5%
Real estate – residential	21,928	4.2%	19,381	3.8%
Consumer	64,574	12.3%	64,547	12.6%
Other	111	0.0%	176	0.0%
Unearned fees	(552)	0.0%	(450)	0.0%
Total loans	$523,214	100.0%	$513,399	100.0%

For the nine months ended September 30, 2010, loans increased by $9.8 million, or 1.9%, to $523.2 million from $513.4 million at December 31, 2009. Adverse credit conditions have created a difficult environment for both borrowers and lenders. We anticipate continued increased loan volume to be a major challenge during 2010 as we continue to target creditworthy customers.

Over the past year, we have made a concerted effort in focusing on deleveraging our real estate construction portfolio, which is evidenced in the mix of our loan composition at September 30, 2010 when compared to December 31, 2009. Real estate construction decreased $31.3 million, or 46.8%, to $35.7 million at September 30, 2010 from $67.0 million at December 31, 2009. This decrease was primarily driven by payoffs of the construction loans as well as completed construction projects which, at the time of renewal, were converted to commercial real estate loans. As such, commercial real estate increased $25.8 million, or 11.3%, to $254.6 million at September 30, 2010 from $228.8 million at December 31, 2009, while commercial and industrial loans increased by $12.9 million, or 9.6%, to $146.8 million at September 30, 2010 from $133.9 million at December 31, 2009. Residential real estate loans increased $2.5 million, or 13.1%, to $21.9 million at September 30, 2010 from $19.4 million at December 31, 2009.

Other Real Estate Owned

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred. At September 30, 2010, the Bank had $3.5 million in other real estate owned as compared to no other real estate owned at December 31, 2009. The balance at September 30, 2010 consisted of one property located in Union County and four related properties located in Middlesex County.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. Through a variety of strategies, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Since the later part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset management strategies reflect the type and quality of assets being originated.

We continue to note positive signs in asset quality trends as the growth of troubled loans continued to decrease over the three quarters of 2010. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s efforts in identifying troubled credits early enough to correct the problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that are considered in the development of the workout plan. The consideration include whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment; or increases in pre-sales fallout.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At September 30, 2010 and December 31, 2009, the Company had $9.4 million and $14.2 million in non-accrual loans, respectively. All of the non-performing loans are secured by real estate.

The following table summarizes our non-performing assets as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$4,900	$4,720
Real estate-construction	1,813	7,120
Real estate-residential	888	-
Consumer	1,790	2,311

Total Non-Accrual Loans	9,391	14,151

Loans 90 days or more past due and still accruing	29	-

Total Non-Performing Loans	9,420	14,151

Other Real Estate Owned	3,547	-

Total Non-Performing Assets	$12,967	$14,151

Ratios:

Non-Performing loans to total loans	2.48%	2.76%

Non-Performing assets to total assets	2.02%	2.21%

Restructured Loans	$5,442	$4,717

At September 30, 2010, non-accrual commercial and industrial loans increased by $180,000 and real estate construction loans decreased by $5.3 million from December 31, 2009. Two non-performing loans totaling $3.5 million were transferred into OREO during the third quarter of 2010. One property relates to a $2.4 million loan on a 14 unit residential apartment complex in Union County for which Two River is the lead lender in a 50/50 participation with another bank. During the second quarter of 2010, the Company had recorded a $500,000 partial write-down through the allowance for loan losses on this loan. The other properties relate to a $2.8 million loan for a residential development project secured by commercial real estate properties located in Middlesex County. The Company recorded a $130,000 partial write-down through the allowance for loan losses on this loan. These actions were the result of either Deeds-in-Lieu or Foreclosure Sales. Both projects are being actively marketed, and we do not currently anticipate any further loss on the ultimate liquidation of these properties. During the nine months ended September 30, 2010, $3.0 million of OREO inventory was sold and liquidated for a gain of $48,000, which is included within the loan workout and OREO expenses in the consolidated statements of operations.

At September 30, 2010, non-accrual real estate residential loans increased by $888,000 from December 31, 2009, due to one loan.

At September 30, 2010, non-performing consumer loans decreased by $521,000 from December 31, 2009, due to the charge-off of a $395,000 home equity line of credit loan and the reinstatement of a $225,000 loan, which was transferred to performing status.

Restructured loans are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans and, at September 30, 2010, all such loans continued to pay as agreed under the terms of the restructured loan agreement.

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $6.7 million and $17.3 million at September 30, 2010 and December 31, 2009, respectively. The recorded investment in impaired loans requiring a specific allowance for loan losses was $12.2 million and $8.3 million at September 30, 2010 and December 31, 2009, respectively. The allowance allocated to these impaired loans was $2.0 million and $1.3 million at September 30, 2010 and December 31, 2009, respectively. For the nine months ended September 30, 2010, the average recorded investment in impaired loans was $23.2 million as compared to $26.6 million for the nine months ended September 30, 2009, and the interest income recognized on these impaired loans was $396,000 and $596,000, respectively.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009.

	September 30,		December 31,
	2010	2009	2009
	(in thousands, except percentages)

Balance at beginning of year	$6,184	$6,815	$6,815
Provision charged to expense	2,350	1,180	2,205
Loans charged off, net	(1,457)	(610)	(2,836)

Balance of allowance at end of period	$7,077	$7,385	$6,184

Ratio of net charge-offs to average loans outstanding	0.28%	0.13%	0.59%

Balance of allowance as a percent of loans at period-end	1.35%	1.46%	1.20%

At September 30, 2010, the Company’s allowance for loan losses was $7.1 million, compared with $6.2 million at December 31, 2009.  Loss allowance as a percentage of total loans at September 30, 2010 was 1.35%, compared with 1.20% at December 31, 2009. The Company had total provisions to the allowance for loan losses for the nine month period ended September 30, 2010 in the amount of $2.4 million as compared to $1.2 million for the comparable period in 2009. There was $1.5 million in net charge-offs for the nine months ended September 30, 2010, compared to $610,000 in net charge-offs for the same period in 2009. During the third quarter of 2010, the Company recorded $561,000 of net charge-offs and partial write-downs taken against the allowance for loan losses in connection with five separate credits, which had been reserved for previously. Non-performing loans at September 30, 2010 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Credit quality trends of the portfolio has shown improvement since year-end. As a result, our non-performing loans to total loans and non-performing assets to total assets ratios at September 30, 2010 declined by 28 basis points and 19 basis points, respectively, when compared to December 31, 2009.

While there are some signs of increasing economic stability in some of our markets, the economy remains challenging, and as such prudent risk management must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance reserve factors to, among other things, primarily reflect the current state of the economy and prolonged high levels of unemployment. Collectively, these actions have resulted in an increase in our reserve levels. We apply this process and methodology in a consistent manner and reassess and modify the estimation methods and assumptions on a regular basis.

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

Bank-owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (SERP) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. On December 26, 2009, and on February 26, 2010, the Company purchased an additional $3.5 million and $24,000, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $96,000 and $48,000 for the nine months ended September 30, 2010 and 2009, respectively. The Bank recorded a $280,000 benefit due to forfeitures of certain plan benefits to officers whom are no longer employed with the Bank. Bank-owned life insurance involves our purchase of life insurance on a chosen group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of operations. Income on bank-owned life insurance amounted to $262,000 for the nine months ended September 30, 2010 as compared to $108,000 for the nine months ended September 30, 2009.

Premises and Equipment

Premises and equipment totaled approximately $3.3 million and $3.8 million at September 30, 2010 and December 31, 2009, respectively. The Company purchased premises and equipment amounting to $207,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $704,000 during the nine months ended September 30, 2010.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.8 million and $19.0 million at September 30, 2010 and December 31, 2009, respectively. The Company’s intangible assets at September 30, 2010 were comprised of $18.1 million of goodwill and $689,000 of core deposit intangibles, net of accumulated amortization of $1.4 million. The Company performed its annual goodwill impairment analysis as of September 30, 2010 and determined that no impairment charge was required. At December 31, 2009, the Company’s intangible assets were comprised of $18.1 million of goodwill and $871,000 of core deposit intangibles, net of accumulated amortization of $1.2 million.

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

At September 30, 2010, total deposits amounted to $529.9 million, reflecting a decrease of $5.5 million, or 1.0%, from December 31, 2009. Core checking deposits accounted for a growth of 9.0%, while savings accounts, inclusive of money market deposits, decreased 0.4%, as well as certificate of deposits, which decreased 11.2%. We believe that the slight decrease in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs. The Company has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at September 30, 2010 accounted for 89.1% of total deposits, compared to 86.4% at December 31, 2009. The balance in our certificates of deposit over $100,000 at September 30, 2010 totaled $57.9 million as compared to $72.9 million at December 31, 2009. During the nine months ended September 30, 2010, the Company continued to grow savings and checking account products, as well as other interest-bearing deposit products without promoting certificates of deposit. The Company found this strategy was able to provide a more cost-effective source of funding.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. These borrowings are priced on a daily basis. There were no outstanding borrowings under this line at September 30, 2010 and December 31, 2009.  The Bank also maintains secured borrowing lines with the FHLB in an amount of up to approximately $52.1 million. At September 30, 2010 and December 31, 2009, we had no short-term borrowings outstanding under this line.

Long term debt includes FHLB advances consisting of a $7.5 million convertible note due in November 2017 at an interest rate of 3.965% from the FHLB that is collateralized by a portion of the Bank’s real estate collateralized loans.  The convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then-current market rate offered by the FHLB.  The Bank has the option to repay this advance, if converted, without penalty. Additionally, during the three month period ended September 30, 2010, the Bank received $6.0 million in FHLB fixed rate term advances ranging from 4 to 7 years maturity terms with interest rates ranging from 1.67% to 2.71%. These advances are collateralized by a portion of the Bank’s real estate-collateralized loans.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $14.5 million at September 30, 2010 from $17.1 million at December 31, 2009, a decrease of $2.6 million, or 15.2%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors. The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold and an interest bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows coupled with the above-mentioned cash resources, management is maintaining short-term assets which we believe are sufficient to meet our liquidity needs. At September 30, 2010, the Company had $39.1 million in cash and cash equivalents as compared to $42.7 million at December 31, 2009. Cash and cash equivalent balances consisted of $7.0 million in Federal funds sold and $25.3 million at the Federal Reserve Bank of New York at September 30, 2010, as compared to $35.9 million and $70,000 at December 31, 2009. It was determined by management during the nine month period ended September 30, 2010, to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averaged approximately 10 basis points higher. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth our off-balance sheet arrangements as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Home equity lines of credit	$30,016	$29,443
Commitments to fund commercial real estate and construction loans	40,062	36,300
Commitments to fund commercial and industrial loans	45,573	46,928
Commercial and financial letters of credit	6,051	5,824
	$121,702	$118,495

Capital

Shareholders’ equity increased by approximately $2.5 million, or 3.3%, to $79.4 million at September 30, 2010 compared to $76.8 million at December 31, 2009. Net income for the nine month period ended September 30, 2010 added $2.6 million to shareholders’ equity. Additionally, stock option compensation expense of $45,000 as well as $178,000 in options exercised and $99,000 in the net unrealized gains on securities available for sale, net of tax, all contributed to the increase. Shareholders’ equity was reduced by $340,000 relating to the cash dividends accrued on the preferred stock.

The Company and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies. Our federal banking regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the FDIC (which regulates the Bank), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company’s and the Bank’s Tier 1 Capital to Risk Weighted Assets Ratio and Total Capital to Risk Weighted Assets Ratio increased during the nine month period ended September 30, 2010 as compared to year end December 31, 2009, primarily due to the transfer of cash balances to the Federal Reserve Bank of New York and, to a lesser degree, the decrease in the Bank’s loan portfolio. The transfer of cash balances was a decision based on maximizing the Bank’s earnings on excess liquidity, increased safety of the Bank’s funds and the resultant positive effect on capital ratios. Deposits held at the Federal Reserve Bank of New York are measured at a 0% percent risk weight as compared to a 20% risk weight if held at other institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at September 30, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of the Company and the Bank, at September 30, 2010 and December 31, 2009, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	September 30, 2010	Dec. 31, 2009	September 30, 2010	Dec. 31, 2009	September 30, 2010	Dec. 31, 2009

Community Partners	9.61%	9.28%	10.96%	10.60%	12.21%	11.74%
Two River	9.59%	9.18%	10.94%	10.55%	12.19%	11.68%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1	*	Restricted Stock Agreement, dated as of September 30, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss and supplemented effective October 20, 2010

10.2	*	Form of Restricted Stock Agreement

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

COMMUNITY PARTNERS BANCORP

Date: November 15, 2010	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)