Form 10-K
period 2010-12-31
Community Partners Bancorp
filed 2011-03-31
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $27,540,671.

As of March 15, 2010, 7,628,385 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2010.

FORM 10-K

i

PART I

Forward-Looking Statements

When used in this and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify statements constituting “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by these sections. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

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

Effective December 31, 2008, Community Partners consolidated its two wholly owned bank subsidiaries, The Town Bank (“Town Bank”), based in Westfield, New Jersey, and Two River Community Bank (“Two River”), based in Middletown, New Jersey. The two banks had been under common partnership since Community Partners was organized to acquire them, in a transaction that took place in April 2006. The consolidation streamlined operations and created administrative efficiencies and reductions in overhead costs. For legal and regulatory purposes, there is now only one New Jersey state-chartered commercial bank, Two River Community Bank, which we also refer to herein as the “Bank.”  The Town Bank branches had used the Town Bank name and had operated as a division of Two River Community Bank up until May 2009, when the Town Bank branches began operation under the Two River Community Bank title. The entire branch network comprises 15 branches in Monmouth and Union counties, New Jersey.

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

As of December 31, 2010, the Company had consolidated assets of $636.8 million, total deposits of $524.5 million and shareholders’ equity of $80.2 million.

Employees

As of December 31, 2010, the Company and its subsidiaries had 148 full-time equivalent employees, of whom 139 were full-time and 17 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

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

We believe that the Bank’s customers still want to do business and have a relationship with their banker. To accomplish this objective, we emphasize to our employees the importance of delivering exemplary customer service and seeking out opportunities to build further relationships with the Bank’s customers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the statutory limits.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit. The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on certificate of deposit (“CD”) products. Other products and services include remote deposit capture, safe deposit boxes; ACH services; debit and ATM cards, Visa gift cards, traveler’s checks, money orders, direct deposit and coin counting. We also offer customers the convenience of a full complement of internet banking services that allow them to check account balances, receive email alerts, transfer funds, initiate stop payment requests, re-order checks and pay bills. In 2011, we will be adding the ability for customers to open deposit accounts online and mobile access to their accounts.

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

The Bank presently generates the vast majority of our loans in the State of New Jersey, with a significant portion in Union and Monmouth counties. Loans are generated through marketing efforts, the Bank’s present base of customers, walk-in customers, referrals, the directors, founders and members of the Bank’s advisory boards. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices. The Bank has an established written loan policy that has been adopted by the Board of Directors and is reviewed annually. Any loans to members of the Board of Directors or their affiliates must be reviewed and approved by the Bank’s Board of Directors in accordance with the loan policy as well as applicable state and federal laws. In accordance with our loan policy, approvals of affiliated transactions are made only by independent board members.

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

 Our principal earning assets are loans originated or participated in by the Bank. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure. Because the vast majority of the loans are made to borrowers located in Union and Monmouth counties, New Jersey, each loan or group of loans presents a geographical and credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in the interest rates.

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, appropriate environmental due diligence, an inspection of the property before disbursement of funds during the stages of the construction process, and approval from an identified source for the permanent takeout.

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

Commercial Loans

The Bank makes commercial business loans to professionals, sole proprietorships and small businesses in our market areas. We extend commercial business loans on a secured and unsecured basis. Secured commercial loans are generally collateralized by residential and nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment, and furniture and fixtures. To further enhance our security position, we generally require personal guarantees of the principal owners of the entities to which we extend credit. These loans are made on both lines of credit and fixed-term basis ranging from one to five years in duration. When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history along with the principal owners’ payment history, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral and the financial strength of the guarantor.

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

Our established written underwriting guidelines for commercial loans are periodically reviewed and enhanced as needed. Pursuant to these guidelines, in granting commercial loans we look primarily to the borrower’s cash flow as the principal source of loan repayment. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships to provide annual financial statements, rent rolls and/or tax returns. Collateral and personal guarantees of the principals of the entities to which we lend are consistent with the requirements of our loan policy.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments of such loans are often dependent on the successful operation of the business involved, repayment of such loans may be more sensitive than other types of loans and are subject to adverse conditions in the real estate market or the general economy. We are also involved with off-balance sheet financial instruments, which include collateralized commercial and standby letters of credit. We seek to minimize these risks through our underwriting guidelines and prudent risk management techniques. Any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Environmental surveys and inspections are obtained when circumstances suggest the possible presence of hazardous materials. There can be no assurances, however, of success in the efforts to minimize these risks.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business operation. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself as the primary source of repayment. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Residential Real Estate and Consumer Loans

We offer a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit, equity loans, personal loans, automobile loans and overdraft protection. We do not originate subprime or negative amortization loans.

Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwellings units and townhouses.

Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate. Lines of credit are available to qualified applicants in amounts up to $500,000 for up to 15 years. We also offer fixed rate home equity loans in amounts up to $350,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers, real estate collateral supporting the mortgage debt and past credit history.

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

Participation Loans

The Company underwrites all loan participations in accordance with our underwriting standards. We will not participate in a loan transaction unless each participant has a substantial interest in the loan relationship. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we look for the lead lender to provide at a minimum, tax returns and annual financial statements for the borrower. Generally, we also conduct an annual internal loan review for participations.

Small Business Administration (“SBA”) Loans

In June 2010, Two River announced the formation of the SBA Lending Division. The formation of the SBA lending program kept with the Bank’s mandate of community lending in Monmouth and Union County. During the fourth quarter of 2010, Two River achieved Express lending status with the SBA and closed its first SBA loan under the newly developed program. Our risk philosophy in SBA lending remains to be prudent and focused on the cash flow of the businesses while maintaining our commitment to providing small and mid-sized companies access to the credit they need to expand and hire. The Bank’s goal is to attain Preferred Lending status, which will allow us to have delegated authority to approve and close SBA loans up to $5.0 million.

Asset Quality

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. As we continue to grow and leverage our capital, we envision that loans will continue to be our principal earning assets. An inherent risk in lending is the borrower’s ability to repay the loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing, and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. When a loan is classified as non-accrual, interest accruals cease and all past due interest is reversed and charged against current income. Until the loan becomes current as to principal or interest, as applicable, any payments received from the borrower are applied to outstanding principal and fees and costs to the Bank, unless we determine that the financial condition of the borrower and other factors merit recognition of such payments as interest. Non-performing assets are further discussed within the “Asset Quality” section under Item 7 of this report.

We utilize a risk system, as described below under the section titled “Allowance for Loan Losses”, as an analytical tool to assess risk and set appropriate reserves. In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and paying capacity of the obligor or of the collateral pledged, if any. Loans with this classification have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected. A loan is classified “doubtful” when it has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and of such little value that the loan’s continuance as an asset on the balance sheet is not warranted.

In addition to categories for non-accrual loans and loans past due 90 days or more that are still accruing interest, we maintain a “watch list” of performing loans where management has identified conditions which potentially could cause such loans to be downgraded into higher risk categories in future periods. Loans on this list are subject to heightened scrutiny and more frequent review by management. See Note 1-H in the Notes to Consolidated Financial Statements for more information.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized. Risks from the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review auditors, the directors’ loan committee, and the Board of Directors.

The level of the allowance is determined by assigning specific reserves to impaired loans and general reserves on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate general reserves. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans).

Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon any changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses, and may require us to take additional provisions based on their judgments about information available to them at the time of their examination. See Note 1-I in the Notes to Consolidated Financial Statements for more information.

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

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To further enhance our credit risk management strategy, we engage a third party loan review firm to provide additional portfolio surveillance. When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and a representative of the Bank attempts to communicate by phone with the borrower to discuss the late payment. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no resolution can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

We have established a written investment policy which is reviewed annually by the ALCO committee and our Board of Directors that applies to Community Partners and the Bank. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for our investment portfolio.

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

Business Growth Strategy

Our current plan for growth includes expanding our deposit product line and looking for opportunities to expand our branching network. We will focus on establishing a market presence in the communities between Union and Monmouth Counties, New Jersey by adding strategically located new office(s) and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. We believe that this strategy will continue to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economics of scale and other efficiencies. Our efforts include looking for potential new retail banking offices in Middlesex County, New Jersey and other attractive markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing exemplary customer service, our core deposits will naturally increase. In addition, we will be launching on-line account opening capabilities on our website to attract a wider consumer base with the convenience of being able to open deposit accounts 24 hours a day.

Supervision and Regulation

Overview

Community Partners operates within a system of banking laws and regulations intended to protect bank customers and depositors, and these laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of the Company.

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

Troubled Asset Relief Program Capital Purchase Program

In response to the financial crises affecting the banking system and financial markets and ongoing concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the United States Department of the Treasury (the “Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Treasury announced that the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

At the invitation of the Treasury, the Company decided in January 2009 to participate in the TARP Capital Purchase Program. On January 30, 2009, the Company issued and sold to the Treasury 9,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), with a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 311,972 shares of the Company’s common stock at an exercise price of $4.33 per share, as adjusted for the 5% stock dividend declared in August 2010. Under the terms of the TARP Capital Purchase Program, the Treasury’s consent will be required for the payment of any cash dividends to common stockholders, or the Company’s redemption, purchase or acquisition of common stock of the Company until the third anniversary of the issuance of the Senior Preferred Stock to the Treasury unless prior to such third anniversary the Senior Preferred Stock is redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this program. Each of our senior executive officers in January 2009 agreed in writing to accept the compensation standards in existence at that time under the program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows:

•
No golden parachute payments. “Golden parachute payment” under the TARP Capital Purchase Program means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: They remain “senior executive officers” (CEO and the next two highest-paid executive officers), and the Treasury continues to hold the Senior Preferred Stock we issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is the “TARP Capital Purchase Program Covered Period.”).

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law. The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to the Company, and to the extent the Treasury may implement these restrictions unilaterally, the Company will apply these provisions. The provisions may be retroactive. In their January 2009 agreements, our senior executive officers   waived their contract or legal rights with respect to these new and retroactive provisions. The compensation-related limitations applicable to the Company that have been added or modified by the Stimulus Act are as follows, which provisions must be included in standards established by the Treasury:

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

•
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The Stimulus Act also contains the “clawback provision” discussed above, but extends its application to any bonus awards and other incentive compensation paid to any of our senior executive officers or the next 20 most highly compensated employees during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Earnings Manipulation. Under the Stimulus Act, during the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of the Company to enhance the compensation of any of our employees.

•
Limit on Incentive Compensation. The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation (including incentive stock options) to the Company’s most highly compensated employee during the TARP Capital Purchase Program Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the TARP Capital Purchase Program Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the employee, and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

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

•
Treasury Review Excessive Bonuses Previously Paid. The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest. If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with us and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

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

Community Partners did not pay any cash dividends to common shareholders in 2010 and does not contemplate the payment of cash dividends to common shareholders in 2011. On August 23, 2010, Community Partners declared a 5% stock dividend, which was distributed on October 22, 2010 to common shareholders of record as of September 24, 2010.

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

Deposit Insurance

All U.S. banks are required to have their deposits insured by the FDIC.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of changes made by the Dodd-Frank Act, the maximum amount of deposit insurance per depositor is $250,000, an increase from the old limit of $100,000.  In addition, all non-interest bearing transaction account balances (basically, business checking accounts) are insured to an unlimited amount through 2012.  The FDIC charges premiums or “assessments” to pay for the deposit insurance provided.  In the past and up through the first quarter of 2011, deposit insurance assessment rates were based on the total deposits of a bank.  Beginning with the second quarter of 2011 and thereafter, the assessment will be based on the average total assets of a bank minus the bank’s average tangible equity.

Deposit insurance assessments have been “risk based,” in that the riskier a bank’s perceived business activities, the higher deposit insurance rate it has to pay.  All banks are assigned to one of four “risk categories” by the FDIC, pursuant to their capital levels and examination results.  The assignment to a particular risk category is made by the FDIC each quarter based on the most recent information available.  Then, the FDIC applies certain adjustments to each bank based on its specific asset attributes to determine a final assessment ratio.  Currently, the assessment ratio ranges from a low of 7 basis points for the banks perceived to be the safest to a high of 77 basis points for the banks perceived to be the riskiest.  The basis points are expressed as an annual rate based on each $100 of deposits, although the assessments are charged and paid quarterly.  Beginning with the second quarter of 2011, the assessment will be based on assets, not deposits, and the assessment rates will range from 2.5 basis points to 45 basis points.  (The actual dollar amount paid by each small bank is expected to be very close to the amounts paid when the assessment base was composed of deposits.)  In addition, the assessment rate for large banks (those over $10 billion in assets) is derived from a formula that that further takes into account specific activities and asset quality of a particular bank.  Our bank is well below the $10 billion threshold for this additional assessment calculation.

The Dodd-Frank Act requires the deposit insurance fund to reach a reserve level of 1.35% of all insured deposits by September, 2020, and authorizes the FDIC to implement changes in assessment rates in order to achieve such level. The Dodd-Frank Act authorizes the FDIC to establish a “designated reserve ratio” (which the FDIC has now set at 2.0%), and to reduce or eliminate assessments if the designated reserve ratio is met.  If the deposit fund reserve ratio is 2.5% or more, the FDIC is authorized, but not required, to return assessments to banks.  Given that most experts believe that the deposit fund will continue to incur losses over the short term for bank failures that have occurred and will occur from the financial crisis, it is expected that all banks will have to pay significant amounts of deposit insurance assessments for the foreseeable future, with little likelihood of reductions in deposit insurance assessments (or return of assessments paid) unless there is a material improvement in the economy and the health of the financial industry.

Capital Adequacy

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance (“Tier II Capital”). “Total Capital” is the sum of Tier I Capital and Tier II Capital.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2010, Community Partners’ leverage ratio was 9.75%. As a result of the Dodd-Frank Act and the continuing concern about the state of the financial industry, we expect that over the next few years, the Federal banking regulators will adopt changes (increases) to the capital requirements that apply to all banks.

The Company’s and the Bank’s capital ratios at December 31, 2010 and 2009 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource”. Both the Company and the Bank were “well-capitalized” at December 31, 2010.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2010, the Bank’s lending limit to one borrower was $10.1 million.

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

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) for larger publicly traded companies, an auditor’s attestation report, completed by the independent registered public accounting firm that prepares or issues an accountant’s report that is included in the company’s annual report, attesting to the effectiveness of management’s internal controls over financial reporting. Because we are neither a “large accelerated filer” nor an “accelerated filer”, compliance with the auditor’s attestation report requirement is not required.

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

Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

                The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

                Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

                The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

                Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

                The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

                The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

                It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Overall Impact of New Legislation and Regulations

Various legislative initiatives are from time to time introduced in Congress and in the New Jersey State Legislature. It cannot be predicted whether or to what extent the business and condition of Community Partners or the Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, we fully suspect that there will be significant legislation and regulatory actions that will materially affect the banking industry generally and our bank specifically for the foreseeable future.

Available Information

The Company maintains a website at www.tworiverbank.com. The Company makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are our Code of Conduct, our Luxury Expenditure Policy, our Shareholder Communications Policy and the charters of our Nominating and Corporate Governance Committee, Audit Committee, and Compensation Committee.

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

Negative developments in the latter half of 2008 and the years of 2009 through 2010 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic uncertainty continuing through much of 2011. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

As long as there are shares of Senior Preferred Stock outstanding, no cash dividends may be paid on our common stock unless all dividends on the Senior Preferred Stock have been paid in full. The dividends declared on the Senior Preferred Stock reduce net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase the Company’s common stock issued to the Treasury, in conjunction with the issuance of the Senior Preferred Stock, may be dilutive to our earnings per share. The Senior Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

The anti-money laundering or AML, and bank secrecy, or BSA, laws have imposed far-reaching and substantial requirements on financial institutions. The enforcement policy with respect to AML/BSA compliance has been vigorously applied throughout the industry, with regulatory action taking various forms. We believe that our policies and procedures with respect to combating money laundering are effective and that our AML/BSA policies and procedures are reasonably designed to comply with current applicable standards. We cannot provide assurance that in the future we will not face a regulatory action, adversely affecting our ability to acquire banks or open new branches.

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

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on and the sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

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

Item 2.  Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

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

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2010, we were not involved in any material legal proceedings.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”. The following are the high and low sales prices per share, which have been adjusted for the 5% stock dividend declared August 23, 2010.

	2010		2009
	High	Low	High	Low
First Quarter	$3.67	$2.91	$4.16	$2.31
Second Quarter	4.69	3.54	4.39	2.93
Third Quarter	5.24	3.62	4.25	3.24
Fourth Quarter	5.26	4.51	4.05	2.86

As of March 15, 2011, there were approximately 515 record holders of the Company’s common stock.

On August 23, 2010, Community Partners declared a 5% stock dividend, which was paid on October 22, 2010 to shareholders of record as of September 24, 2010.

Community Partners did not pay any cash dividends to common shareholders in 2010 and does not contemplate the payment of cash dividends to common shareholders in 2011. In addition, please refer to the discussion above of the Senior Preferred Stock under the heading “Troubled Asset Relief Program Capital Purchase Program” and the discussion under the heading “Dividend Restrictions” for additional restrictions on the payment of cash dividends.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2010 and 2009 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009, including the related notes thereto.

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

Note 1 to our audited consolidated financial statements contains a summary of the Company’s significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2010 for goodwill and intangibles was completed and the Company did not require any impairment charge during the year ended December 31, 2010 as compared to a goodwill impairment charge of $6.7 million during the year ended December 31, 2009.

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

Executive Summary

The Company reported net income to common shareholders of $3.0 million for the year ended December 31, 2010, compared to a net loss to common shareholders of $5.7 million in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.40 for the year ended December 31, 2010 compared to basic and diluted loss of ($0.75) per common share for the same period in 2009. For the year ended December 31, 2010, net interest income increased by $3.8 million, or 17.6%, to $25.1 million from $21.3 million recorded for the year ended December 31, 2009. Our results for 2010 were primarily affected by increased net interest income and reduced non-interest expense due primarily to the goodwill impairment charge taken in 2009, partially offset by increased provisions for loan losses and lower non-interest income due to lower net securities gains. All per share amounts have been retroactively adjusted to reflect the 5% and 3% stock dividends paid by Community Partners in 2010 and 2009, respectively.

Total assets decreased by $3.2 million, or 0.5%, to $636.8 million at December 31, 2010 from $640.0 million at December 31, 2009. The decrease in total assets was primarily the result of the decrease in high cost single service time deposits. As loans were essentially unchanged from 2009, the Company had strategically reduced its high cash position through the runoff of higher cost of funds.

The loan portfolio, net of the allowance for loan losses, amounted to $506.7 million at December 31, 2010, which was a decrease of $500,000, or 0.9%, compared to the December 31, 2009 amount of $507.2 million. However on average, loans for the year 2010 increased $30.3 million, or 6.3% from 2009. During 2010, $11.0 million of net loans were transferred to other real estate owned. Even though the Company experienced a lower than expected loan growth during 2010, we continue to provide commercial and consumer lending to our market’s customers in addition to maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $6.2 million, or 1.22% of total loans, at December 31, 2010, compared to $6.2 million or 1.20% of total loans, at December 31, 2009. The increase of $62,000 in the allowance for loan losses is primarily due to the additional provision of $3.1 million offset in part by the net loan charge-offs of $3.0 million.

Deposits decreased to $524.5 million at December 31, 2010 from $535.4 million at December 31, 2009, a decrease of $10.9 million, or 2.0%. The decrease in deposits is primarily attributable to our strategic decision to reduce deposit rates on higher paying non-core deposit products while focusing on increasing our core relationships.

The following table provides certain performance ratios for the dates and periods indicated.

	2010	2009	2008

Return on average assets	0.56%	(0.82%)	0.15%
Return on average tangible assets	0.57%	(0.85%)	0.15%
Return on average shareholders’ equity	4.60%	(6.29%)	1.09%
Return on average tangible shareholders’ equity	6.05%	(8.95%)	1.69%
Net interest margin	4.15%	3.69%	3.73%
Average equity to average assets	12.08%	13.03%	13.35%
Average tangible equity to average tangible assets assets	9.45%	9.54%	9.03%

We anticipate that our performance ratios will remain challenged as we expect income from continuing operations in 2011 to continue to be impacted by poor economic conditions in the New Jersey real estate market, high unemployment and low consumer confidence. In addition, should a further general decline in economic conditions in New Jersey continue throughout 2011 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and reduced loan originations as we continue to pursue only quality loans based on our guidelines.

Results of Operations

Our principal source of revenue is net interest income, the difference between interest income on interest earning assets and interest expense on deposits and borrowings. Interest earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest earning assets consist primarily of deposits and borrowed funds. Our net income is also affected by our provision for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of service charges, commissions and fees, while non-interest expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Income (Loss)

The Company reported net income to common shareholders of $3.0 million for the year ended December 31, 2010, compared to a net loss to common shareholders of $5.7 million in 2009. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.40 for the year ended December 31, 2010 compared to basic and diluted loss of ($0.75) per common share for the same period in 2009. The primary reason for the increase in net income was due to no goodwill impairment during 2010 as compared to the $6.7 million impairment in 2009 and an improvement in our net interest income, partially offset by an increase in the provision for loan losses and lower non-interest income due primarily to a decrease in net securities gains.

Net Interest Income

For the year ended December 31, 2010, we recognized net interest income of $25.1 million, as compared to $21.3 million for the year ended December 31, 2009. Our net interest income increased $3.8 million, or 17.6%, primarily as a result of both average loan growth and lower deposit costs during 2010. As general economic conditions continued to remain weak, the Federal Reserve kept short term interest rates at 0.25% throughout 2010. Our average earning assets increased by $26.6 million, or 4.6%, to $604.0 million for the year ended December 31, 2010 from $577.4 million for the year ended December 31, 2009, while our net interest spread increased by 58 basis points to 3.92% for the year ended December 31, 2010 as compared to 3.34% for the same period in 2009. The net interest margin increased by 46 basis points to 4.15% for year ended December 31, 2010 as compared to 3.69% for the same period in 2009, primarily as a result of both lower deposit costs and growth in core deposits, specifically checking accounts.

For the year ended December 31, 2010, total interest income increased to $31.3 million from $30.2 million for the year ended December 31, 2009. This increase of $1.1 million, or 3.6%, was driven primarily due to volume-related increases in interest income of $1.2 million, partially offset by interest rate-related decreases in interest income of $116,000 for the year ended December 31, 2010 as compared to the prior year. The average yield on our interest earning assets decreased by 5 basis points to 5.18% for the year ended December 31, 2010 from 5.23% for the prior year.

Interest and fees on loans increased by $1.9 million, or 6.8%, to $29.6 million for the year ended December 31, 2010 compared to $27.7 million for the same period in 2009. The majority of the $1.9 million increase in interest and fees on loans was attributable to volume-related increases. The average balance of the loan portfolio for the year ended December 31, 2010 increased by $30.3 million, or 6.3%, to $514.6 million from $484.3 million for the same period in 2009. The average annualized yield on the loan portfolio increased to 5.75% for the year ended December 31, 2010, from 5.73% for the same period in 2009. The average balance of non-accrual loans, which amounted to $5.8 million and $14.2 million for the years ended December 31, 2010 and 2009, respectively, as well as the average balance of OREO, which amounted to $2.3 million and $0 for the years ended December 31, 2010 and 2009, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $105,000 for the year ended December 31, 2010, representing an increase of $46,000, or 78.0%, from $59,000 for the same period in 2009. For the year ended December 31, 2010, Federal funds sold had an average balance of $12.7 million with an average annualized yield of 0.21%, compared to $35.6 million with an average annualized yield of 0.17%, for the same period in 2009. During the first quarter of 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the year ended December 31, 2010, interest bearing deposits had an average balance of $30.8 million and an average annualized yield of 0.25% as compared to no interest bearing deposits for the same period in 2009.

Interest income on investment securities totaled $1.6 million for the year ended December 31, 2010, compared to $2.4 million for year ended December 31, 2009. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the year ended December 31, 2010, investment securities had an average balance of $45.9 million with an average annualized yield of 3.48%, compared to an average balance of $57.5 million with an average yield of 4.17%, for the year ended December 31, 2009.

Total interest expense amounted to $6.2 million for the year ended December 31, 2010, compared to $8.9 million for the corresponding period in 2009, a decrease of $2.7 million, or 30.1%. Of this decrease in interest expense, $3.0 million was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $297,000 of volume-related increases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $490.7 million for the year ended December 31, 2010, from $467.9 million for the same period last year, an increase of $22.8 million, or 4.9%. The average balance in certificates of deposit decreased by $12.4 million, or 9.5%, to $117.9 million with an average annualized yield of 1.94% for the year ended December 31, 2010, from $130.3 million with an average annualized yield of 2.44% for the same period in 2009. This average balance decrease was more than offset by increases of $23.2 million in average savings deposits, which increased from $176.2 million with an average annualized yield of 1.81% for the year ended December 31, 2009, to $199.4 million with an average annualized yield of 1.11% for the same period in 2010, a $7.9 million increase in average NOW accounts, which increased from $40.7 million with an average annualized yield of 0.78% during the year ended December 31, 2009, to $48.6 million with an average annualized yield of 0.61%. Additionally, average money market deposits increased by $1.9 million over this same period while the average annualized yield declined by 74 basis points. During 2010, average demand deposits reached $78.1 million, an increase of $6.9 million, or 9.6%, over the same period last year. For the year ended December 31, 2010, the average yield on our interest-bearing liabilities was 1.26%, compared to 1.89% for the year ended December 31, 2009.

Average balances of repurchase agreements for the year ended December 31, 2010 increased to $15.4 million, with an average interest rate of 1.07%, compared to $15.2 million, with an average interest rate of 1.79%, for the same prior year period. Average FHLB term borrowings increased to $9.7 million for the year ended December 31, 2010, with an average yield of 3.60%, compared to $7.5 million, with an average yield of 4.03%, for the same prior year period.

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

	Years ended December 31,
	2010			2009			2008
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest bearing deposits in banks	$30,808	$78	0.25%	$-	$-	-	$-	$-	-
Federal funds sold	12,704	27	0.21%	35,610	59	0.17%	8,306	144	1.73%
Investment securities	45,885	1,596	3.48%	57,512	2,397	4.17%	62,665	2,927	4.67%
Loans, net of unearned fees (1) (2)	514,553	29,578	5.75%	484,258	27,726	5.73%	433,784	27,739	6.39%

Total Interest-Earning Assets	603,950	31,279	5.18%	577,380	30,182	5.23%	504,755	30,810	6.10%

Non-Interest-Earning Assets:
Allowance for loan loss	(6,869)			(6,887)			(5,172)
Other assets	54,173			53,913			50,425

Total Assets	$651,254			$624,406			$550,008

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$48,638	297	0.61%	$40,763	318	0.78%	$38,030	395	1.04%
Savings deposits	199,380	2,212	1.11%	176,199	3,186	1.81%	76,882	2,369	3.08%
Money market deposits	99,659	882	0.89%	97,794	1,592	1.63%	114,247	3,268	2.86%
Time deposits	117,946	2,288	1.94%	130,373	3,186	2.44%	145,416	5,188	3.57%
Securities sold under agreements to repurchase	15,367	165	1.07%	15,233	273	1.79%	16,957	438	2.58%
Short-term borrowings	-	-	-	-	-	-	715	20	2.80%
Long-term debt	9,719	350	3.60%	7,500	302	4.03%	7,500	299	3.98%

Total Interest-Bearing Liabilities	490,709	6,194	1.26%	467,862	8,857	1.89%	399,747	11,977	3.00%

Non-Interest-Bearing Liabilities:
Demand deposits	78,052			71,189			73,458
Other liabilities	3,854			3,992			3,354

Total Non-Interest-Bearing Liabilities	81,906			75,181			76,812

Shareholders’ Equity	78,639			81,363			73,449

Total Liabilities and Shareholders’ Equity	$651,254			$624,406			$550,008

NET INTEREST INCOME		$25,085			$21,325			$18,833

NET INTEREST SPREAD (3)			3.92%			3.34%			3.10%

NET INTEREST MARGIN (4)			4.15%			3.69%			3.73%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$-	$78	$78	$-	$-	$-
Federal funds sold	(38)	6	(32)	473	(558)	(85)
Investment securities	(485)	(316)	(801)	(241)	(289)	(530)
Loans, net of unearned fees	1,735	117	1,852	3,228	(3,241)	(13)

Total Interest Income	1,212	(115)	1,097	3,460	(4,088)	(628)

Interest Paid On:
NOW deposits	61	(82)	(21)	28	(105)	(77)
Savings deposits	419	(1,393)	(974)	3,060	(2,243)	817
Money market deposits	30	(740)	(710)	(471)	(1,205)	(1,676)
Time deposits	(304)	(594)	(898)	(537)	(1,465)	(2,002)
Securities sold under agreements to repurchase	2	(110)	(108)	(45)	(120)	(165)
Short-term borrowing	-	-	-	(20)	-	(20)
Long-term debt	89	(41)	48	-	3	3

Total Interest Expense	297	(2,960)	(2,663)	2,015	(5,135)	(3,120)

Net Interest Income	$915	$2,845	$3,760	$1,445	$1,047	$2,492

Provision for Loan Losses

Our provision for loan losses, recorded for the year ended December 31, 2010, was $3.1 million, compared to $2.2 million for the year ended December 31, 2009. The $3.1 million provision for 2010 was primarily due to our assessment to reflect the current state of the economy, prolonged high levels of unemployment, increased allowances related to our impaired loans as well as the change in the composition of loans during 2010. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $6.2 million, or 1.22% of total loans at December 31, 2010, compared to $6.2 million or 1.20% of total loans, at December 31, 2009. The slight increase of $62,000 in the allowance for loan losses is primarily due to the additional provision of $3.1 million recorded during 2010, partially offset by net loan charge-offs and partial write-downs of $3.0 million. In management’s opinion, the allowance for loan losses, totaling $6.2 million at December 31, 2010, is adequate to cover losses inherent in the portfolio. We anticipate increased loan volume during 2011 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to our allowance for loan losses based upon our review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $1.9 million for the year ended December 31, 2010, compared to $2.2 million for the year ended December 31, 2009. This decrease of $338,000, or 15.0%, was primarily attributable to the recording of $703,000 of net realized gains from the sale of securities available for sale during 2009 as compared to no gains in 2010. Excluding net realized securities gains and impairment charges, non-interest income increased $281,000, or 16.5%, from 2009. Other loan customer service fees increased by $102,000 primarily due to an increase in loan exit and prepayment fees as well as an increase in fees generated by our Residential Mortgage department. Bank owned life insurance increased by $212,000 primarily due to the purchase of additional insurance during the fourth quarters of both 2009 and 2010. Other income increased $69,000 due primarily to higher debit card and ATM fees collected by the Bank. These increases were partially offset by a decrease in service fees on deposit accounts of $102,000 primarily due to lower fee income revenue. Additionally, a $72,000 other-than-temporary impairment credit charge was recorded on one investment security in 2010 as compared to $156,000 in 2009 on the same security. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis, and more frequently when the economic and market concerns warrant such evaluations.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2010 and 2009.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Salaries and employee benefits	$9,460	$9,509	$(49)	-0.5%
Occupancy and equipment	3,339	3,346	(7)	-0.2%
Professional fees	936	851	85	10.0%
Advertising and marketing	232	251	(19)	-7.6%
Data processing	613	844	(231)	-27.4%
Insurance	383	255	128	50.2%
FDIC insurance assessment	975	1,114	(139)	-12.5%
Outside service fees	452	519	(67)	-12.9%
Amortization of identifiable intangibles	239	278	(39)	-14.0%
Goodwill impairment charge	-	6,725	(6,725)	-100.0%
Loan workout and OREO expenses, net	481	254	227	89.4%
Other operating	1,322	1,191	131	11.0%

Total Non-Interest Expenses	$18,432	$25,137	$(6,705)	-26.7%

Non-interest expenses for year ended December 31, 2010 decreased $6.7 million, or 26.7%, compared to the year ended December 31, 2009. This decrease was primarily due to the non-cash goodwill impairment charge of $6.7 million taken during the third quarter of 2009. Salaries and employee benefits decreased $49,000, or 0.5%, primarily due to a $280,000 benefit from the forfeiture of certain deferred compensation plan benefits to officers whom are no longer employed with the Bank, offset in part by higher health insurance costs. The number of our full-time equivalent employees decreased from 150 at December 31, 2009 to 148 at December 31, 2010. Data processing fees decreased by $231,000, or 27.4%, for the year ended December 31, 2010 as compared to the prior year period. This decrease was primarily due to the successful completion of the Town Bank conversion, which consummated during the fourth quarter of 2009. Federal Deposit Insurance Corporation (“FDIC”) insurance and assessments decreased $139,000 primarily due to the $288,000 one-time FDIC special assessment recorded during the second quarter of 2009, partially offset by higher FDIC insurance costs due to higher deposit levels during 2010. These decreases were partially offset by insurance costs increasing by $128,000, or 50.2%, for the year ended December 31, 2010, as compared to the same prior year period due to increased coverage on certain policies. Professional expenses increased by $85,000, or 10.0%, for the year ended December 31, 2010, as compared to the same prior year period, primarily due to higher legal and consulting fees. Other operating expenses increased by $131,000, or 11.0% due primarily to higher expense relating to postage and stationary and supplies. Loan workout and other real estate owned (“OREO”) expenses, net, increased $227,000 over 2009 due to higher carrying costs relating to such properties.

Income Tax Expense

 For the year ended December 31, 2010, the Company recorded $1.8 million in income tax expense, compared to $1.4 million for the year ended December 31, 2009. The effective tax rate for 2010 was 33.8% as compared to 45.8% excluding the goodwill impairment charge of $6.7 million, which is a permanent difference. The decrease in the effective tax rate is primarily due to higher tax-exempt income as a proportion of total pre-tax income earned during 2010 compared to the prior year.

Financial Condition
December 31, 2010 Compared to December 31, 2009

Assets

At December 31, 2010, total assets were $636.8 million, a decrease of $3.2 million, or 0.5% compared to total assets of $640.0 million at December 31, 2009. At December 31, 2010, total loans were $513.0 million, a decrease of $405,000, or 0.1% from the $513.4 million reported at December 31, 2009. Investment securities were $47.3 million at December 31, 2010 as compared to $49.3 million at December 31, 2009, a decrease of $2.0 million, or 4.0%. At December 31, 2010, cash and cash equivalents totaled $34.4 million compared to $42.7 million at December 31, 2009, a decrease of $8.3 million, or 19.4%, as our liquidity position continues to remain strong at December 31, 2010. Goodwill totaled $18.1 million at both December 31, 2010 and 2009.

Liabilities

Total deposits decreased $10.9 million, or 2.0%, to $524.5 million at December 31, 2010, from $535.4 million at December 31, 2009. Deposits are the Company’s primary source of funds. The deposit decrease during 2010 was primarily attributable to the runoff of higher priced time deposits and money market accounts. The Company’s strategic initiative will continue to stay focused in growing market share through core deposit relationships. The Company anticipates continued loan demand increases during 2011 and beyond, and will depend on the expansion and maturation of the branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $47.3 million at December 31, 2010 compared to $49.3 million at December 31, 2009, a decrease of $2.0 million, or 4.0%. Investment securities purchases amounted to $18.4 million, while repayments, calls and maturities amounted to $20.4 million. There were no sales of securities during 2010.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2010, the Company maintained $16.3 million of GSE residential mortgage-backed securities in the investment portfolio and $5.7 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.2 million at December 31, 2010. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $471,000 at December 31, 2010.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $72,000 and $156,000 was recognized on the statement of operations for 2010 and 2009, respectively. Other-than-temporary credit losses on this security totaled $228,000 at December 31, 2010. The Company recognized the remaining $39,000 and $204,000 of the other-than-temporary impairment in other comprehensive income at December 31, 2010 and 2009, respectively.

 Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2010, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $272,000 at December 31, 2010, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2010, 2009 and 2008 (in thousands).

	December 31,
	2010	2009	2008
Investment securities available for sale at fair value:
U.S. Government agency securities	$5,786	$11,102	$23,927
Municipal securities	2,016	2,025	2,267
U.S. Government-sponsored enterprises (“GSE”) -
Residential mortgage-backed securities	16,252	19,606	25,344
Collateralized residential mortgage obligations	5,745	1,978	2,485
Corporate debt securities	3,086	1,838	1,948
CRA mutual fund	2,194	1,141	-

	$35,079	$37,690	$55,971

Investment securities held to maturity at amortized cost:
U.S. Government agency securities	$-	$1,000	$-
Municipal securities	8,522	6,802	6,139
Corporate debt securities	2,307	2,816	1,801

	$10,829	$10,618	$7,940

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2010 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2010	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
U.S. Government agency securities	$-	-	$3,750	0.78%	$-	-	$2,023	5.95%	$5,773	2.59%
Municipal securities	100	2.00%	-	-	-	-	1,906	4.51%	2,006	4.38%
“GSE” - Residential
mortgage-backed securities	313	4.50%	215	5.10%	2,983	3.95%	12,008	4.53%	15,519	4.43%
Collateralized residential
mortgage obligations	-	-	-	-	1,316	2.25%	4,386	2.84%	5,702	2.70%
Corporate debt securities	514	7.30%	1,818	3.86%	-	-	1,265	1.39%	3,597	3.48%

	$927	5.78%	$5,783	1.91%	$4,299	3.43%	$21,588	4.13%	$32,597	3.68%

Investment securities held to maturity:
Municipal securities	$1,984	1.08%	$1,219	3.93%	$1,402	4.32%	$3,917	4.39%	$8,522	3.54%
Corporate debt securities	501	6.75%	-	-	-	-	1,806	0.82%	2,307	2.11%

	$2,485	2.22%	$1,219	3.93%	$1,402	4.32%	$5,723	3.26%	$10,829	3.24%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount, excluding net unearned fees, on the dates indicated.

	December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$134,266	26.1%	$126,794	24.7%	$114,758	25.6%
Real estate - construction	33,909	6.6%	74,133	14.4%	81,774	18.2%
Real estate - commercial	262,996	51.2%	228,818	44.5%	177,650	39.6%
Real estate - residential	21,473	4.2%	19,381	3.8%	19,860	4.4%
Consumer	60,879	11.9%	64,723	12.6%	55,009	12.2%

Total loans	$513,523	100.0%	$513,849	100.0%	$449,051	100.0%

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$114,657	27.5%	$99,994	24.0%
Real estate - construction	86,937	20.8%	112,088	26.8%
Real estate - commercial	167,404	40.1%	158,523	38.0%
Real estate - residential	4,955	1.2%	2,477	0.6%
Consumer	43,338	10.4%	44,335	10.6%

Total loans	$417,291	100.0%	$417,417	100.0%

Total loans, excluding net unearned fees, decreased by $326,000, to $513.5 million at December 31, 2010 compared to $513.8 million at December 31, 2009. Adverse credit conditions have created a difficult environment for both borrowers and lenders. We anticipate continued increased loan volume to be a major challenge during 2011 as we continue to target credit worthy customers. The mix of our loan composition at December 31, 2010 when compared to December 31, 2009 reflects our desire to emphasize commercial and industrial, real estate-commercial, real estate-residential and consumer lending while placing less reliance on construction lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 51.2% of our total loans outstanding at December 31, 2010, up from 44.5% from the prior year. These loans increased by $34.2 million, or 14.9%, to $263.0 million at December 31, 2010, compared to $228.8 million at December 31, 2009. Commercial and industrial loans increased $7.5 million to $134.3 million at year-end 2010 compared to $126.8 million at year-end 2009, an increase of 5.9%, and comprised 26.2% of our portfolio, up from 24.7% for the prior year. Real estate construction loans decreased by $40.2 million, or 54.3%, to $33.9 million at December 31, 2010, and comprised 6.6% of our total loans outstanding, down from 14.4% for the prior year. This decrease was primarily driven by payoffs of the construction loans as well as completed construction projects which, at the time of renewal, were converted to commercial real estate loans. As the economic recession started to take effect, the Company made a concerted effort in focusing on deleveraging our real estate-construction portfolio. Residential real estate loans comprised 4.2% of our total loan portfolio at December 31, 2010, compared to 3.8% for the prior year. Consumer loans decreased by $3.8 million, or 5.9%, to $60.9 million at December 31, 2010 compared to $64.7 million at December 31, 2009, and comprised 11.8% of our 2010 loan portfolio compared to 12.6% for 2009.

           The following table sets forth the aggregate maturities of loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2010.

As of December 31, 2010	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$75,248	$32,255	$26,763	$134,266
Real estate - construction	6,817	11,961	15,131	33,909
Real estate - commercial	9,738	38,480	214,778	262,996

Total	$91,803	$82,696	$256,672	$431,171

Fixed rate loans	$33,935	$55,962	$43,246	$133,143
Variable rate loans	57,868	26,734	213,426	298,028

Total	$91,803	$82,696	$256,672	$431,171

 Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality.  Through a variety of strategies we have been proactive in addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations have resulted in relatively low levels of non-performing loans and charge-offs. Since the latter part of 2007, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume, and we continue to be faced with declines in real estate values, which tend to reduce overall collateral coverage of our existing loans. Efficient and effective asset management strategies reflect the type and quality of assets being originated.

We continue to note positive signs in asset quality trends as the growth of troubled loans continued to decrease over the course of 2010. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s efforts in identifying troubled credits early enough to correct problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that are considered in the development of the workout plan. The consideration includes whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or take-out commitment; or increases in pre-sales fallout.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At December 31, 2010 and 2009, the Company had $5.6 million and $14.2 in non-accrual loans, respectively. All of the non-performing loans are secured by real estate. There were no loan balances past due 90 days or more and still accruing interest at December 31, 2010 and 2009, respectively.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2010.

	Years ended December 31,
	2010	2009		2008		2007		2006
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$792	$4,719		$5,334		$98	$	---
Real estate – construction	523	7,121		5,147		688		---
Real estate – commercial	605	---		---		---		---
Consumer	3,729	2,311		2,477		103		61

Total Non-Performing Loans	5,649	14,151		12,958		889		61

Other Real Estate Owned	8,098	---		---		---		---

Total Non-Performing Assets	$13,747	$14,151		$12,958		$889		$61

Ratios:
Non-Performing loans to total loans	2.68%	2.76%		2.89%		0.21%		0.01%

Non-Performing assets to total assets	2.16%	2.21%		2.27%		0.17%		0.01%

Restructured Loans	$5,435	$4,717	$	---	$	---	$	---

Total non-performing assets decreased by $404,000 from December 31, 2009 to December 31, 2010. Eight loans comprise the $5.6 million of non-performing loans at December 31, 2010 compared to 15 loans which comprised the $14.2 million at December 31, 2009. At December 31, 2010, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of resolution.

Non-performing commercial and industrial loans decreased by $3.9 million at December 31, 2010 due primarily to three loans totaling $4.0 million which were transferred to OREO and the charge-off of one commercial line of credit in the amount of $374,000. These decreases were partially offset by the addition of one loan in the amount of $645,000.

At December 31, 2010, non-performing real estate-construction loans decreased by $6.6 million from December 31, 2009. During 2010, there were five non-performing commercial construction loans totaling $6.6 million that were removed and taken into other real estate owned (“OREO”) inventory as a result of Deeds-in-Lieu. During 2010, $2.2 million of these OREO assets were sold and liquidated from the inventory. At December 31, 2010, there was one loan in the amount of $523,000 remaining in this asset class which is well-secured. It is anticipated that this loan will be transferred into OREO during 2011.

At December 31, 2010, non-performing real estate-commercial loans increased by $605,000 from December 31, 2009. This increase is primarily due to two loans, one in the amount of $330,000 which is anticipated to pay off during the first quarter of 2011 and one in the amount of $275,000 which is currently a paying Chapter 13 bankruptcy case.

Non-performing consumer loans increased by $1.4 million from December 31, 2009 due primarily to three loans totaling $2.9 million which were added during 2010. This increase was primarily offset by one loan in the amount of $225,000 which was transferred to performing status, coupled with one loan in the amount of $887,000 transferred into OREO inventory as a result of Deeds-in-Lieu and the charge-off of one loan in the amount of $395,000 in which the Bank had a second lien. At December 31, 2010, there were three loans totaling $3.7 million remaining in this asset class, of which $1.7 million is anticipated to transfer to OREO during 2011. The Bank anticipates reaching a modification agreement with the remaining $2.0 million during 2011.

Other real estate owned increased by $8.1 million from December 31, 2009. This increase is primarily due to our single largest OREO asset in the amount of $3.3 million, which was a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO related to a $2.8 million commercial time note, which is comprised of five (5) pieces of collateral. The remaining $2.0 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. All of our OREO are being actively marketed, and we do not anticipate any further loss from the ultimate liquidation of these properties.

Historically, the Bank has never had any troubled debt restructuring loans (“TDR”). These TDR’s are one component of our loss mitigation process, and are made to increase the likelihood of the borrower’s ability to repay the loan. At December 31, 2010, there were twelve restructured loans totaling $5.4 million as compared to 12 loans totaling $4.7 million at December 31, 2009. These are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans, and at December 31, 2010, all loans continued to pay as agreed under the terms of the restructuring agreement. The Bank does not have significant commitments to lend additional funds to borrowers whose loans have been modified as a TDR loan.

 The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $6.1 million and $17.3 million at December 31, 2010 and 2009, respectively. The recorded investment in impaired loans requiring a specific allowance for loan losses was $8.5 million and $8.3 million at December 31, 2010 and 2009, respectively. The allowance allocated to these impaired loans was $1.0 million and $1.3 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, the average recorded investment in impaired loans was $15.5 million and $22.3 million, and the interest income recognized on these impaired loans was $540,000 and $68,000, respectively.

Potential Problem Loans (“Watch List”)

The Company maintains a list of performing loans where management has identified conditions which potentially could cause such loan to be downgraded into higher risk categories in future periods. Loans on this watch list are subject to heightened scrutiny and more frequent review by management. The balance of the watch list loans at December 31, 2010 and 2009 totaled approximately $27.1 million and $17.5 million, respectively. The increase of $9.6 million was attributable to $4.5 million of commercial real estate and commercial construction loans that had projects located in the Union County area and $5.1 million of loans, that were upgraded from special mention into the watch list category. The loans identified represent a higher degree of risk because of collectability, and/or weakened marketability due to unsettled economic conditions compared to the loans in our general loan portfolio pool. We continue to monitor all loans identified as “watch” to ensure timely payments and early detection of further potential problems.

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

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Impaired Loans

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

General Valuation Allowance on the Remainder of the Loan Portfolio

We establish a general allowance for non-impaired loans to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent historical loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control. Our primary lending emphasis is the origination of loans secured by commercial and residential real estate in the greater central New Jersey area. The downturn and instability in the economy has affected our local markets, resulting in a slowdown in residential and commercial real estate sales. We are diligently working to address any asset quality concerns, including working with borrowers and increasing our allowance for loan losses when appropriate to ensure we are well positioned for any losses that we may incur.

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31.

	Years ended December 31,
	2010	2009	2008	2007	2006
		(in thousands, except for percentages)

Balance at beginning of year	$6,184	$6,815	$4,675	$4,567	$2,380

Acquisition of Town Bank	---	---	---	---	1,536
Provision charged to expense	3,100	2,205	2,301	108	649
Recoveries of loans charged off:
Commercial and industrial	78	4	---	---	---
Real estate – construction	15	---	---	---	2
Loans charged-off:
Commercial and industrial	(1,061)	(526)	---	---	---
Real estate – construction	(1,420)	(2,012)	(158)	---	---
Real estate – residential	(150)	---	---	---	---
Consumer	(500)	(302)	(3)	---	---

Charge-offs, net	(3,038)	(2,836)	(161)	---	2

Balance of allowance at end of year	6, 246	$6,184	$6,815	$4,675	$4,567

Ratio of net charge-offs to average loans outstanding	0.59%	0.59%	0.04%	---	---

Balance of allowance at period-end as a percent of loans at year end	1.22%	1.20%	1.52%	1.12%	1.10%

Ratio of allowance at period-end to non-performing loans	110.57%	43.70%	52.59%	286.11%	---

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2010.

	December 31,
	2010			2009			2008

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$2,081	33.3%	26.1%	$1,974	31.9%	24.7%	$1,769	26.0%	25.6%
Real estate - construction	895	14.3%	6.6%	945	15.3%	14.4%	2,470	36.2%	18.2%
Real estate - commercial	2,193	35.1%	51.2%	2,495	40.4%	44.5%	1,617	23.8%	39.6%
Real estate - residential	276	4.4%	4.2%	126	2.0%	3.8%	146	2.1%	4.4%
Consumer	793	12.7%	11.9%	624	10.1%	12.6%	798	11.7%	12.2%
Unallocated	8	0.2%	0.0%	20	0.3%	0.0%	15	0.2%	0.0%

Total	$6,246	100.0%	100.0%	$6,184	100.0%	100.0%	$6,815	100.0%	100.0%

	December 31,
	2007			2006

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,384	29.6%	27.5%	$1,297	28.4%	24.0%
Real estate - construction	972	20.8%	20.8%	1,241	27.1%	26.8%
Real estate - commercial	1,669	35.7%	40.1%	1,665	36.5%	38.0%
Real estate - residential	36	0.8%	1.2%	18	0.4%	0.6%
Consumer	614	13.1%	10.4%	346	7.6%	10.6%
Unallocated	-	0.0%	0.0%	-	0.0%	0.0%

Total	$4,675	100.0%	100.0%	$4,567	100.0%	100.0%

The Company’s allowance for loan losses was at $6.2 million at both December 31, 2010 and 2009. The allowance for loan losses as a percentage of total loans at December 31, 2010 was 1.22%, compared with 1.20% at December 31, 2009. The slight increase in the loan loss allowance percentage is the result of a number of factors, including the addition of new loans to the portfolio requiring reserves, and the effect of loan charge-offs during 2010. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2010 in the amount of $3.1 million as compared to $2.2 million for the comparable period in 2009. Net charge-offs for the year ended December 31, 2010 were $3.0 million, compared to $2.8 million for the year ended December 31, 2009. Non-performing loans at December 31, 2010 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009 and 2010, the Company purchased an additional $3.5 million and $1.0 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $118,000 and $64,000 for the years ended December 31, 2010 and 2009, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $356,000 and $144,000, for years ended December 31, 2010 and 2009, respectively.

Premises and Equipment

Premises and equipment totaled $3.1 million and $3.8 million at December 31, 2010 and 2009, respectively. The $675,000, or 17.9%, decrease in our investment in premises and equipment in 2010 compared to 2009 is due primarily to the normal recurring depreciation of existing assets of $917,000, partially offset by purchases made during the current year of $242,000.

Goodwill and Intangible Assets

Intangible assets totaled $18.7 million at December 31, 2010 compared to $19.0 million at December 31, 2009. The Company’s intangible assets at December 31, 2010 were comprised of $18.1 million of goodwill and $632,000 of core deposit intangibles, net of accumulated amortization of $1.5 million. At December 31, 2009, the Company’s intangible assets were comprised of $18.1 million of goodwill and $871,000 of core deposit intangibles, net of accumulated amortization of $1.2 million. During 2010, the Company analyzed its goodwill for impairment and determined that there was no goodwill impairment. Accordingly, there was no impairment recorded during 2010 as compared to a $6.7 million non-cash goodwill impairment charge during 2009, which represented a partial write-off of the goodwill recorded as a result of the Company’s 2006 acquisition of Town Bank.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 5, “Goodwill and Other Intangible Assets”, in the Company’s financial statements.

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, the Company may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowings from financial intermediaries. The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with certificates of deposit and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area. We attempt to control the flow of deposits primarily by pricing deposit offerings to be competitive with other financial institutions in the market area but not by necessarily offering the highest rate. The deposit growth experienced since the Company’s inception is primarily due to the expansion and maturation of the branch system coupled with targeted sales efforts by our lending and branch personnel.

At December 31, 2010, total deposits amounted to $524.5 million, reflecting a decrease of $10.9 million, or 2.0%, from December 31, 2009. Core checking deposits accounted for a growth of 4.0%, while savings accounts, inclusive of money market deposits, decreased 1.8%, as well as certificate of deposits, which decreased 4.7%. We believe that the slight decrease in our deposits was primarily due to our pricing strategies, as we balanced our desire to retain and grow deposits with asset funding needs and interest expense costs. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposits in excess of $100,000. Core deposits at December 31, 2010 amounted to $415.2 million and amounted for 79.2% of total deposits as compared to $406.2 million and 75.9% of total deposits at December 31, 2009. During 2010, we priced our certificates of deposit $100,000 and over at rates that did not exceed our market competition. The balance of certificates of deposit $100,000 and over amounted to $53.5 million at December 31, 2010 compared to $72.9 million at December 31, 2009, a decrease of $19.4 million or 26.6%. During 2010, the Company continued to grow savings and checking account products, as well as other interest-bearing deposit products without promoting certificates of deposit. The Company found this strategy was able to provide a more cost-effective source of funding.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2010, 2009 and 2008.

(dollars in thousands)	Years ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$78,052	-	$71,189	-	$73,458	-
Interest-bearing demand (NOW)	48,638	0.61%	40,763	0.78%	38,030	1.04%
Savings deposits	199,380	1.11%	176,199	1.81%	76,882	3.08%
Money market deposits	99,659	0.89%	97,794	1.63%	114,247	2.86%
Time deposits	117,946	1.94%	130,373	2.44%	145,416	3.57%

Total	$543,675	1.05%	$516,318	1.60%	$448,033	2.50%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2010 (in thousands).

December 31, 2010
Due in three months or less	$13,324
Due over three months through twelve months	13,896
Due over one year through three years	14,723
Due over three years	11,552

Total certificates of deposit $100,000 and over	$53,495

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. These borrowings are priced on a daily basis. There were no outstanding borrowings under this line at December 31, 2010 and December 31, 2009.  The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $39.2 million based on current collateral pledged. At December 31, 2010 and December 31, 2009, we had no short-term borrowings outstanding under this line. Advances from the FHLB are secured by qualifying assets of the Bank.

 Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB and are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2010	2009	2008
Short-term borrowings:
Balance at year-end	$—	$—	$—
Average during the year	—	—	715
Maximum month-end balance	—	—	5,346
Weighted average rate during the year	—	—	2.80%
Weighted average rate at December 31	—	—	—

Long-term debt consisted of the following FHLB fixed rate advances at December 31:

				Rate	Original Term	Maturity
(dollars in thousands)	At December 31,
Long-term debt:	2010	2009	2008

Convertible Note	$7,500	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	-	-	1.67%	4 years	August 2014
Fixed Rate Note	1,500	-	-	2.00%	5 years	August 2015
Fixed Rate Note	1,500	-	-	2.41%	6 years	August 2016
Fixed Rate Note	1,500	-	-	2.71%	7 years	August 2017

	$13,500	$7,500	$7,500	3.18%

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

Repurchase agreements are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2010	2009	2008
Repurchase agreements:
Balance at year-end	$14,857	$17,065	$11,377
Average during the year	15,367	15,233	16,957
Maximum month-end balance	17,532	18,330	19,553
Weighted average rate during the year	1.07%	1.79%	2.58%
Weighted average rate at year end	0.81%	1.44%	2.31%

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of an institution’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors. Our liquidity needs are primarily met by cash on hand, Federal funds sold, maturing investment securities and short-term borrowings on a temporary basis. We invest the funds not needed to meet our cash requirements in overnight Federal funds sold and an interest bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows over the past year coupled with the above-mentioned cash resources, we believe the level of short-term assets are sufficient to meet our liquidity needs. Our liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or us, unfavorable pricing, competition, our credit rating and regulatory restrictions.

At December 31, 2010, the Company had $34.4 million in cash and cash equivalents as compared to $42.7 million at December 31, 2009. Cash and cash equivalent balances consisted of $7.0 million in Federal funds sold and $21.3 million at the Federal Reserve Bank of New York at December 31, 2010, as compared to $35.9 million and $70,000, respectively, at December 31, 2009. It was determined by management during 2010, to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due to primarily to a higher rate of return, which averaged approximately 10 basis points higher. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2010.

December 31, 2010
(dollars in thousands)

Commercial lines of credit	$27,897
One-to-four family residential lines of credit	32,908
Commitments to grant commercial and construction loans secured by real estate	43,734
Commercial letters of credit	5,661

$110,200

Capital

Shareholders’ equity increased by $3.4 million, or 4.4%, to $80.2 million at December 31, 2010 compared to $76.8 million at December 31, 2009. Net income for 2010 added $3.6 million to shareholders’ equity. Additionally, stock option compensation expense of $84,000 and $189,000 in options exercised contributed to the increase. Shareholders equity was reduced by $81,000 in net unrealized gains on securities available for sale, net of tax, as well as by $456,000 relating to the dividends on the preferred stock. On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which the Company sold to the Treasury 9,000 shares of Senior Preferred Stock and a warrant to purchase 311,972 shares of the Company’s common stock, as adjusted for subsequent stock dividends, for an aggregate purchase price of $9.0 million in cash.

Capital Resources

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank. The total of such reserves was $50,000 at December 31, 2010.

The Company (on a consolidated basis) and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies. Our Federal banking agencies, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the FDIC (which regulates the Bank), have issued guidelines classifying and defining capital. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following tables of Tier 1 Capital to Average Assets (“Leverage Ratio”), Tier 1 Capital to Risk Weighted Assets, and Total Capital to Risk Weighted Assets. Management believes that, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

Community Partners (on a consolidated basis) and the Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount		Ratio
	(dollars in thousands, except for percentages)
As of December 31, 2010
Total capital (to risk-weighted assets)
Community Partners Bancorp	$67,525	12.33%	$	>43,812	>8.00%	$	N/A	N/A
Two River Community Bank	67,380	12.31%		>43,789	>8.00%		>54,736	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	61,279	11.19%		>21,905	>4.00%		N/A	N/A
Two River Community Bank	61,134	11.16%		>21,912	>4.00%		>32,868	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	61,279	9.75%		>25,140	>4.00%		N/A	N/A
Two River Community Bank	61,134	9.73%		>25,132	>4.00%		>31,415	>5.00%

As of December 31, 2009
Total capital (to risk-weighted assets)
Community Partners Bancorp	$63,792	11.74%	$	>43,470	>8.00%	$	N/A	N/A
Two River Community Bank	63,601	11.68%		>43,562	>8.00%		>54,453	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	57,608	10.60%		>21,739	>4.00%		N/A	N/A
Two River Community Bank	57,417	10.55%		>21,769	>4.00%		>32,654	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	57,608	9.28%		>24,831	>4.00%		N/A	N/A
Two River Community Bank	57,417	9.18%		>24,563	>4.00%		>30,704	>5.00%

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

 As of December 31, 2010, the Company’s six month cumulative gap was 3.6% of total assets, or $22.8 million, while its one-year cumulative gap was 8.0% of total assets, or $50.9 million, which is within the ALCO policy guideline of +/-25%.

Simulation Modeling

Simulation modeling is the financial analysis whereby numerous interest rate scenarios and balance sheets are combined to produce a variety of potential income results. There are primarily two types of simulation analysis conducted every quarter based on certain assumptions:

Base Case:

•	Static balance sheet scenario;
•	Interest rates up or down 200 basis points over twelve months;
•	Core deposit rate changes lag based on certain correlations.

Shock Case:

•	Static balance sheet scenario;
•	Interest rates shock up or down 300 basis points immediately;
•	Core deposit rate changes lag based on certain correlations.

Additionally, management and the ALCO will assess interest rate risk exposures beyond the standard +/- 200 basis points, including changes in rates of greater magnitude (e.g. up and down 300, 400 and 500 basis points) across different tenors to reflect changing slopes and/or twists of the yield curve.

The ALCO policy has established that interest rate sensitivity will be considered acceptable if the change in simulation results that impact net interest income are within 6% of net interest income over a twelve month time horizon. At December 31, 2010, the Company’s income simulation model indicated the level of interest rate risk was within policy guidelines, as presented below.

	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(585)	-2.3%	$(319)	-1.2%	-6.00%

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

Economic Value of Equity

To measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Economic Value of Portfolio Equity (“EVPE”) models. EVPE considers the entire maturity spectrum of the Bank’s balance sheet, thereby providing a longer term measure of interest rate risk. The underlying economic value of the Bank’s assets, liabilities and off balance sheet instruments is affected by changes in interest rates. These changes occur because the present value of future cash flows and in some cases, the cash flows themselves, are affected by interest rate changes. The combined effects of the changes in these present values reflect the change in the Bank’s underlying economic value.

In addition to providing a longer-term measurement of interest rate risk, the economic value of equity measurement may highlight the impact of current interest rate changes that may not be accounted for in simulation analysis. In addition, a decline in the economic value of equity may indicate below market returns in the future. Because of balance sheet optionality, an EVPE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. Our analysis of EVPE excludes goodwill and includes only tangible equity. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO.

At December 31, 2010 and December 31, 2009, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s negative 25% guideline as presented below.

		Economic Value of Portfolio Equity December 31, 2010
Change in Interest Rates (dollars in thousands)	Base Case ( 0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$77,022	$68,911	$78,082
$ Change		(8,111)	1,060
% Change to PV Equity		-10.53%	1.38%	-25.00%
% Change to Assets		-1.27%	0.17%	-3.00%
% Change to PV Equity Premium		-53.75%	7.03%

		December 31, 2009
Change in Interest Rates (dollars in thousands)	Base Case ( 0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$72,946	$67,177	$70,950
$ Change		(5,769)	(1,996)
% Change to PV Equity		-7.91%	-2.74%	-25.00%
% Change to Assets		-0.90%	-0.31%	-3.00%
% Change to PV Equity Premium		-40.09%	-13.87%

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

The Company’s principal executive officer and its principal financial and accounting officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon such evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

Item 9B.  Other Information.

           None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
 Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2010. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	847,450	$ 6.90	403,437 (1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	847,450	$ 6.90	403,437

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Community Partners Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Operations – Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years Ended December 31, 2010 and 2009

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
Middletown, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                              /s/ ParenteBeard LLC

Philadelphia, Pennsylvania
March 31, 2011

Community Partners Bancorp

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$6,171	$6,841
Interest-bearing deposits in bank	21,272	-
Federal funds sold	7,000	35,894

Cash and Cash Equivalents	34,443	42,735

Securities available for sale	35,079	37,690
Securities held to maturity (fair value of $10,643 and $10,266 at December 31, 2010 and December 31, 2009, respectively)	10,829	10,618
Restricted stocks, at cost	1,420	1,000

Loans	512,994	513,399
Allowance for loan losses	(6,246)	(6,184)

Net Loans	506,748	507,215

Other real estate owned	8,098	-
Bank-owned life insurance	9,174	7,770
Premises and equipment, net	3,089	3,764
Accrued interest receivable	1,911	1,876
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,474
and $1,235 at December 31, 2010 and December 31, 2009, respectively	632	871
Other assets	7,311	8,380

Total Assets	$636,843	$640,028

Liabilities
Deposits:
Noninterest-bearing	$77,378	$69,980
Interest-bearing	447,093	465,432

Total Deposits	524,471	535,412

Securities sold under agreements to repurchase	14,857	17,065
Accrued interest payable	93	164
Long-term debt	13,500	7,500
Other liabilities	3,734	3,050

Total Liabilities	556,655	563,191

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	8,628	8,508
Common stock, no par value; 25,000,000 shares authorized; 7,620,929 and 7,182,397 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	70,067	69,794
Retained earnings (accumulated deficit)	1,325	(1,714)
Accumulated other comprehensive income	168	249

Total Shareholders’ Equity	80,188	76,837

Total Liabilities and Shareholders’ Equity	$636,843	$640,028

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$29,578	$27,726
Securities:
Taxable	1,222	2,040
Tax-exempt	374	357
Federal funds sold and interest bearing deposits	105	59

Total Interest Income	31,279	30,182
Interest Expense
Deposits	5,679	8,282
Securities sold under agreements to repurchase	165	273
Borrowings	350	302

Total Interest Expense	6,194	8,857

Net Interest Income	25,085	21,325

Provision for Loan Losses	3,100	2,205

Net Interest Income after Provision for Loan Losses	21,985	19,120

Non-Interest Income

Total other-than-temporary impairment losses	(111)	(360)
Less: Portion included in other comprehensive
income (pre-tax)	39	204
Net other-than-temporary impairment charges
to earnings	(72)	(156)
Service fees on deposit accounts	509	611
Other loan fees	633	531
Earnings from investment in life insurance	356	144
Net realized gains on sale of securities	-	703
Other income	485	416

Total Non-Interest Income	1,911	2,249

Non-Interest Expenses
Salaries and employee benefits	9,460	9,509
Occupancy and equipment	3,339	3,346
Professional	936	851
Advertising	232	251
Data processing	613	844
Insurance	383	255
FDIC insurance and assessments	975	1,114
Outside service fees	452	519
Amortization of identifiable intangibles	239	278
Goodwill impairment charge	-	6,725
Loan workout and OREO expenses, net	481	254
Other operating	1,322	1,191

Total Non-Interest Expenses	18,432	25,137

Income (loss) before Income Taxes	5,464	(3,768)

Income Tax Expense	1,849	1,353

Net Income (loss)	$3,615	$(5,121)

Preferred stock dividends and discount accretion	(576)	(530)

Net income (loss) available to common shareholders	$3,039	$(5,651)

Earnings (Loss) Per Common Share
Basic	$0.40	$(0.75)
Diluted	$0.40	$(0.75)

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Shareholders’ Equity

		Common Stock
(Dollars in Thousands)	Preferred Stock	Outstanding Shares	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2009	$-	6,959,821	$68,197	$4,738	$377	$73,312

Comprehensive loss:

Net loss	-	-	-	(5,121)	-	(5,121)

Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	(128)	(128)

Total comprehensive loss	-	-	-	-	-	(5,249)

Preferred stock and common stock warrants issued	8,398	-	602	-	-	9,000

Preferred stock discount accretion	110	-	-	(110)	-	-

Dividends on preferred stock	-	-	-	(420)	-	(420)

Common stock dividend – 3%	-	208,852	801	(801)	-	-

Stock option compensation expense	-	-	150	-	-	150

Options exercised	-	13,724	44	-	-	44

Balance, December 31, 2009	8,508	7,182,397	69,794	(1,714)	249	76,837

Comprehensive income:

Net income	-	-	-	3,615	-	3,615

Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	(81)	(81)

Total comprehensive income						3,534

Preferred stock discount accretion	120	-	-	(120)	-	-

Dividends on preferred stock	-	-	-	(456)	-	(456)

Common stock dividend – 5%	-	361,756	-	-	-	-

Restricted stock awards	-	21,400	9	-	-	9

Stock option compensation expense	-	-	75	-	-	75

Options exercised	-	55,376	189	-	-	189

Balance, December 31, 2010	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Cash Flows
Years Ended December 31,
	2010	2009
(In Thousands)
Cash Flows from Operating Activities
Net income (loss)	$3,615	$(5,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	-	6,725
Depreciation and amortization	917	1,053
Provision for loan losses	3,100	2,205
Intangible amortization	239	278
Net amortization of securities premiums and discounts	127	215
Other-than-temporary impairment on securities available for sale	72	156
Net realized gain on sale of securities available for sale	-	(703)
Deferred income taxes	(987)	(237)
Earnings from investment in life insurance	(356)	(144)
Net realized gain on sale of foreclosed real estate	(48)	(6)
Stock option compensation expense	84	150
(Increase) decrease in assets:
Accrued interest receivable	(35)	75
Other assets	2,112	(4,057)
(Decrease) increase in liabilities:
Accrued interest payable	(71)	(118)
Other liabilities	678	56
Net Cash Provided by Operating Activities	9,447	527
Cash Flows from Investing Activities
Purchase of securities held to maturity	(2,167)	(5,175)
Purchase of securities available for sale	(16,206)	(26,141)
Proceeds from sales of securities available for sale	-	11,363
Proceeds from repayments and maturities of securities held to maturity	1,940	2,492
Proceeds from repayments and maturities of securities available for sale	18,497	33,181
Purchase of restricted stocks	(420)	(245)
Proceeds from the sale of foreclosed real estate	2,986	1,776
Net increase in loans	(13,669)	(69,225)
Purchase of bank-owned life insurance	(1,048)	(3,525)
Purchase of premises and equipment	(242)	(259)
Net Cash Used in Investing Activities	(10,329)	(55,758)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(10,941)	60,573
Net (decrease) increase in securities sold under agreements to repurchase	(2,208)	5,688
Proceeds from issuance of preferred stock	-	9,000
Proceeds from long-term debt	6,000	-
Cash dividends paid on preferred stock	(450)	(356)
Proceeds from exercise of stock options	189	44
Net Cash (Used in) Provided by Financing Activities	(7,410)	74,949
Net (Decrease) Increase in Cash and Cash Equivalents	(8,292)	19,718

Cash and Cash Equivalents – Beginning	42,735	23,017

Cash and Cash Equivalents – Ending	$34,443	$42,735

Supplementary Cash Flows Information
Interest paid	$6,265	$8,975
Income taxes paid	$1,246	$2,609

Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$11,036	$1,770

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.  Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank”) and the Bank’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings One LLC, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Four, TRCB Holdings Five LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

The principal material estimates that are particularly susceptible to significant change in the near term relate to:  the allowance for loan losses, certain intangible assets, such as goodwill and core deposit intangible, the potential impairment of restricted stock, the valuation of deferred tax assets, valuation of other real estate owned and the determination of other-than-temporary impairment on securities.

D.  Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Monmouth and Union counties of New Jersey. Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending that the Company engages in. Although the Company actively manages the diversification of its loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the local economy. The loan portfolio includes commercial real estate, which is comprised of owner occupied and investment real estate, including general office, medical, manufacturing and retail space. Construction loans, short-term in nature, comprise another portion of the portfolio, along with commercial and industrial loans. The latter includes lines of credit and equipment loans. From time to time, the Company may purchase or sell an interest in a loan from or to another lender (participation loan) in order to manage its portfolio risk. Loans purchased by the Company are typically located in central New Jersey and meet the Company’s own independent underwriting guidelines. The Company does not have any significant concentrations in any one industry or customer.

E.  Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in banks, and Federal funds sold. Interest-bearing deposits are due from the Federal Reserve Bank of New York. Generally, Federal funds are purchased and sold for one-day periods.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. The new guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future cash flows of the security. The impact of the adoption increased net income by approximately $122,000 for the year ended December 31, 2009, which represents the after-tax non-credit portion of the other-than-temporary impairments for the year ended December 31, 2009. The Company did not recognize any other-than-temporary impairment charges in previous periods, therefore, there was no transition adjustment as of the effective date of the new guidance.

G.  Restricted Stock

Restricted stock, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2010 and 2009, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $1,345,000 and $925,000 at December 31, 2010 and 2009, respectively.

Management evaluates the restricted stock for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2010.

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

The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, real estate-construction and real estate-commercial. Consumer loans consist of the following classes: real estate-residential and consumer.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest previously accrued on these loans is reversed from income. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

I.  Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2010 and 2009, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial and industrial, real estate-construction and real estate-commercial not considered impaired as well as smaller balance homogeneous loans such as real estate-residential and consumer.

Note 1 – Summary of Significant Accounting Policies (Continued)

These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Changes in lending policy and procedures, including changes in underwriting standards and collection practices not previously considered in estimating credit losses.

2.	Changes in relevant economic and business conditions.

3.	Changes in nature and volume of the loan portfolio and in the terms of loans.

4.	Changes in experience, ability and depth of lending management and staff.

5.	Changes in the volume and severity of past due loans, the volume of non-accrual loans and the volume and severity of adversely classified loans.

6.	Changes in the quality of the loan review system.

7.	Changes in the value of underlying collateral for collateral-dependent loans.

8.	The existence and effect of any concentration of credit and changes in the level of such concentrations.

9.	The effect of other external forces such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Each factor is assigned a risk value to reflect low, moderate or high risk assessments based on management’s best judgment using current market, macro and other relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation in each factor and accompanies the allowance for loan loss calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Company engages in a variety of lending activities, including commercial and industrial, real estate-commercial, real estate-construction, real estate-residential and consumer loans. The Company focuses its lending activities on individuals, professionals and small to medium sized businesses.

The Company originates commercial business loans to professionals, sole proprietorships and small businesses in our market areas. We extend commercial business loans on a secured and unsecured basis. Secured commercial loans are generally collateralized by residential and nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. To further enhance our security position, we generally require personal guarantees of the principal owners of the entities to which we extend credit. These loans are made on both lines of credit and fixed-term basis ranging from one to five years in duration. When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history along with the principal owners’ payment history, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral and the financial strength of the guarantor.

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. Commercial real estate loans require a loan to value ratio of not greater than 75%. These loans are generally offered on a fixed or variable rate basis, subject to rate re-adjustments every five years and amortization schedules ranging from 10 to 20 years.

Note 1 – Summary of Significant Accounting Policies (Continued)

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments of such loans are often dependent on the successful operation of the business involved, repayment of such loans may be more sensitive than other types of loans and are subject to adverse conditions in the real estate market or the general economy. We are also involved with off-balance sheet financial instruments, which include collateralized commercial and standby letters of credit. We seek to minimize these risks through our underwriting guidelines and prudent risk management techniques. Any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Environmental surveys and inspections are obtained when circumstances suggest that the possibility of the presence of hazardous materials. There can be no assurances, however, of success in the efforts to minimize these risks.

The Company originates fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of  residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, an inspection of the property before disbursement of funds during the stages of the construction process, and approval from an identified source for the permanent takeout.

The Company offers a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit, equity loans, personal loans, automobile loans and overdraft protection. We do not originate subprime or negative amortization loans. Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwellings units and townhouses. Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate. Lines of credit are available to qualified applicants in amounts up to $500,000 for up to 15 years. We also offer fixed rate home equity loans in amounts up to $350,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers, real estate collateral supporting the mortgage debt and past credit history.

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

A loan is considered impaired when, based on current information events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial, real estate-commercial, real estate-construction, real estate-residential and consumer loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

Note 1 – Summary of Significant Accounting Policies (Continued)

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectable and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

J.  Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets  has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company sold no loan participations to other banks during the year ended December 31, 2010 and 2009. The balance of participations sold to other banks that are serviced by the Company was $2,389,000 and $2,411,000 at December 31, 2010 and 2009, respectively. No servicing asset or liability has been recognized due to immateriality.

K.  Other Real Estate Owned

Other Real Estate Owned (“OREO”) includes real estate acquired through foreclosure. Real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value.

Note 1 – Summary of Significant Accounting Policies (Continued)

L.   Bank-Owned Life Insurance

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

M.  Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their estimated life or the lease term.

N.  Advertising

The Company expenses advertising costs as incurred.

O.  Income Taxes

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial  statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2010 or 2009 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2007.

P.  Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Q.  Earnings per Common Share

On August 23, 2010, the Company declared a 5% stock dividend on common stock outstanding payable October 22, 2010 to shareholders of record on September 24, 2010. On August 25, 2009, the Company declared a 3% stock dividend on common stock outstanding payable October 23, 2009 to shareholders of record on September 25, 2009.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

could occur if certain outstanding securities to issue common stock were exercised and converted into common stock. Potential common shares relate to outstanding stock options and stock warrants, and are determined using the treasury stock method.

R.   Stock-Based Compensation

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

S.   Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the presentation used in the 2010 financial statements. These reclassifications had no effect on net income.

T.   Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006.  Accounting principles generally accepted in the United States of America requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The Company performed a goodwill impairment analysis as of September 30, 2010 and based on the results there was no goodwill impairment charge as compared to a $6,725,000 impairment charge at September 30, 2009. See Note 5 for additional details.

U.    Segment Reporting

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

V.   Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.

Note 1 – Summary of Significant Accounting Policies (Continued)

W.  Recent Accounting Pronouncements

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

ASU 2010-06 was effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact the adoption of ASU 2010-06, and has determined that it did not and will not have any impact on our financial position or results of operations.

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

 ASU 2010-08 contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) was effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments were effective as of the first reporting period (including interim periods) beginning after February 2, 2010. The adoption of ASU 2010-08 did not have a material impact on our financial position or results of operations.

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

ASU 2010-18 was effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The implementation of ASU 2010-18 did not have a material impact on our financial position or results of operations.

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

For public companies, the amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The impact ASU 2010-20 had on our Consolidated Financial Statements was enhanced disclosures.

The issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities.

Note 1 – Summary of Significant Accounting Policies (Continued)

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The implementation of ASU 2010-28 is not expected to have a material impact on our financial position or results of operation.

ASU No 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20, was issued in January 2011 and postpones the effective date of the disclosures about troubled debt restructurings.  The new effective date for disclosures about troubled debt restructurings will be aligned with the finalization of the effective date of the exposure drafts Clarifications to Accounting for Troubled Debt Restructurings by Creditors, which is proposed for interim and annual periods ending on or after June 15, 2011.

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2010:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
	(In Thousands)
Securities available for sale:
U.S. Government agency securities	$5,773	$25	$-	$(12)	$5,786
Municipal securities	2,006	22	-	(12)	2,016
U.S. Government-sponsored enterprises (“GSE”) - Residential mortgage-backed securities	15,519	760	-	(28)	16,251
Collateralized residential mortgage obligations	5,702	75	-	(32)	5,745
Corporate debt securities	3,597	15	(243)	(282)	3,087
	32,597	897	(243)	(366)	32,885
Community Reinvestment Act (“CRA”) mutual fund	2,196	-	-	(2)	2,194

	$34,793	$897	$(243)	$(368)	$35,079

Securities held to maturity:
Municipal securities	$8,522	$182	$-	$(6)	$8,698
Corporate debt securities	2,307	1	-	(363)	1,945

	$10,829	$183	$-	$(369)	$10,643

December 31, 2009:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
Securities available for sale:			(In Thousands)
U.S. Government agency securities	$11,068	$83	$-	$(49)	$11,102
Municipal securities	2,011	26	-	(12)	2,025
GSE - Residential mortgage-backed securities	18,769	838	-	(1)	19,606
Collateralized residential mortgage obligations	1,961	22	-	(5)	1,978
Corporate debt securities	2,323	29	(204)	(310)	1,838
	36,132	998	(204)	(377)	36,549
CRA mutual fund	1,136	5	-	-	1,141

	$37,268	$1,003	$(204)	$(377)	$37,690

Securities held to maturity:
U.S. Government agency securities	$1,000	$-	$-	$(21)	$979
Municipal securities	6,802	214	-	(5)	7,011
Corporate debt securities	2,816	16	-	(556)	2,276

	$10,618	$230	$-	$(582)	$10,266

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$614	$628	$2,485	$2,487
Due in one year through five years	5,568	5,533	1,219	1,291
Due in five years through ten years	-	-	1,402	1,459
Due after ten years	5,194	4,728	5,723	5,406
	11,376	10,889	10,829	10,643

GSE - Residential mortgage-backed securities	15,519	16,251	-	-
Collateralized residential mortgage obligations	5,702	5,745	-	-

	$32,597	$32,885	$10,829	$10,643

The Company had no sales of securities in 2010. Proceeds from sales of securities available for sale during 2009 were $11,363,000, resulting in net realized gains of $703,000.

Certain of the Company’s investment securities, totaling $17,170,000 and $19,544,000 at December 31, 2010 and 2009, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:	(In Thousands)

U.S. Government agency securities	$3,739	$(12)	$-	$-	$3,739	$(12)
Municipal securities	1,024	(18)	-	-	1,024	(18)
GSE – Residential mortgage-backed securities	3,033	(28)	-	-	3,033	(28)
Collateralized residential mortgage obligations	1,982	(32)			1,982	(32)
Corporate debt securities	1,794	(24)	2,207	(864)	4,001	(888)
CRA mutual fund	2,194	(2)	-	-	2,194	(2)

Total Temporarily Impaired Securities	$13,766	$(116)	$2,207	$(864)	$15,973	$(980)

Note 2 – Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:	(In Thousands)

U.S. Government agency securities	$4,930	$(70)	$-	$-	$4,930	$(70)
Municipal securities	1,341	(17)	-	-	1,341	(17)
GSE – Residential mortgage-backed securities	42	(1)	-	-	42	(1)
Collateralized residential mortgage obligations	325	(5)	-	-	325	(5)
Corporate debt securities	-	-	2,071	(1,070)	2,071	(1,070)

Total Temporarily Impaired Securities	$6,638	$(93)	$2,071	$(1,070)	$8,709	$(1,163)

The Company had 20 securities in an unrealized loss position at December 31, 2010. In management’s opinion, the unrealized losses in municipal, U.S. Government agency, collateralized residential mortgage obligations and U.S. GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of December 31, 2010, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2010.

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $272,000 at December 31, 2010. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total other-than-temporary impairment on this security was $471,000 at December 31, 2010. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $72,000 and $156,000 was recognized in operations during 2010 and 2009, respectively. The Company recognized the remaining $39,000 and $204,000 of the other-than-temporary impairment in other comprehensive income in 2010 and 2009, respectively.

Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

Note 2 – Securities (Continued)

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the years ended December 31, 2010 and 2009 (in thousands):

Beginning balance, January 1, 2009	$-
Amount related to the credit loss for which an
other-than-temporary impairment was not
previously recognized	156

Ending balance, December 31, 2009	156

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was not
previously recognized	72

Ending balance, December 31, 2010	$228

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Commercial and industrial	$134,266	$126,794
Real estate – construction	33,909	74,133
Real estate – commercial	262,996	228,818
Real estate – residential	21,473	19,381
Consumer	60,879	64,723

	513,523	513,849
Allowance for loan losses	(6,246)	(6,184)
Unearned fees	(529)	(450)

Net Loans	$506,748	$507,215

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$1,492	$235	$792	$2,519	$131,747	$134,266	$-
Real estate – construction	-	-	523	523	33,386	33,909	-
Real estate – commercial	3,779	2,039	605	6,423	256,573	262,996	-
Real estate – residential	808	-	-	808	20,665	21,473	-
Consumer	31	278	3,729	4,038	56,841	60,879	-

Total	$6,110	$2,552	$5,649	$14,311	$499,212	$513,523	$-

Note 3 – Loans Receivable and Allowance for Loan Losses

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2010 and 2009:

	2010	2009
	(In Thousands)

Commercial and industrial	$792	$4,719
Real estate – construction	523	7,121
Real estate – commercial	605	-
Consumer	3,729	2,311

Total	$5,649	$14,151

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,751	$2,751	$-	$3,546	$187
Real estate – construction	532	532	-	532	23
Real estate – commercial	2,278	2,278	-	2,279	133
Real estate – residential	225	375	-	225	8
Consumer	353	353	-	353	13

With an allowance recorded:
Commercial and industrial	$1,010	$2,071	$476	$1,010	$46
Real estate – construction	2,348	3,638	142	2,348	1
Real estate – commercial	1,531	1,531	66	1,535	21
Real estate – residential	-	-	-	-	-
Consumer	3,629	4,129	327	3,632	108

Total:
Commercial and industrial	$3,761	$4,822	$476	$4,556	$233
Real estate – construction	2,880	4,170	142	2,880	24
Real estate – commercial	3,809	3,809	66	3,814	154
Real estate – residential	225	375	-	225	8
Consumer	3,982	4,482	327	3,985	121

	$14,657	$17,658	$1,011	$15,460	$540

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2010:

Commercial and industrial	$115,815	$9,186	$9,265	$-	$134,266
Real estate – construction	33,386	-	523	-	33,909
Real estate – commercial	250,735	3,024	9,237	-	262,996
Real estate – residential	21,473	-	-	-	21,473
Consumer	56,415	40	4,424	-	60,879

Total:	$477,824	$12,250	$23,449	$-	$513,523

The following table presents the changes in the allowance for loan losses for the years ended December 31, 2010 and 2009:

	2010	2009
	(In Thousands)

Balance, beginning of year	$6,184	$6,815
Provision charged to expenses	3,100	2,205
Loans charged-off, net	(3,038)	(2,836)

Balance, end of year	$6,246	$6,184

The following table presents the balance in the allowance for loan losses at December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$2,081	$476	$1,605	$134,266	$3,761	$130,505
Real estate – construction	895	142	753	33,909	2,880	31,029
Real estate – commercial	2,193	66	2,127	262,996	3,809	259,187
Real estate – residential	276	-	276	21,473	225	21,248
Consumer	793	327	466	60,879	3,982	56,897
Unallocated	8	-	8	-	-	-

Total:	$6,246	$1,011	$5,235	$513,523	$14,657	$498,866

The Company had $14,151,000 of loans on which the accrual of interest had been discontinued at December 31, 2009.  There were no loan balances past due 90 days or more and still accruing interest at December 31, 2009.

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The recorded investment in impaired loans, not requiring a specific allowance for loan losses, was $17,266,000 at December 31, 2009.  The recorded investment in impaired loans requiring a specific allowance for loan losses was $8,272,000 at December 31, 2009.  The reserve allocated to such loans at December 31, 2009 was $1,313.000.  For the year ended December 31, 2009, the average recorded investment in impaired loans was $22,251,000 and the interest income recognized on these impaired loans was $68,000.

Note 4 – Bank Premises and Equipment

Premises and equipment at December 31, 2010 and 2009 are as follows:

	Estimated Useful Lives	2010	2009
		(In Thousands)

Land	Indefinite	$400	$400
Buildings	30 years	899	893
Leasehold improvements	5-15 years	4,273	4,266
Furniture, fixtures and equipment	3 - 7 years	4,147	4,040
Computer equipment and software	2 - 5 years	2,049	1,927

		11,768	11,526

Less accumulated depreciation and amortization		(8,679)	(7,762)

		$3,089	$3,764

During 2009, land and construction in progress with an aggregate value of $1,100,000 was reclassified to held-for-sale and accordingly, transferred out of bank premises and equipment. This balance is included in other assets and is carried at the net realizable value, based on its current appraised value.

Note 5 – Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006. The Company performed its annual step one goodwill impairment analysis as of September 30, 2010, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The analysis then calculates the present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

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

Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step one analysis, the Company concluded that the potential for goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded for the year ended December 31, 2010.

Note 5 – Goodwill and Other Intangible Assets (Continued)

During 2009, based on the results of the step one analysis, the Company concluded that the potential for goodwill impairment existed and therefore performed a step two test to determine if there was a goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, a $6,725,000 impairment charge was recorded during the year ended December 31, 2009. The Company’s goodwill impairment resulted from a number of external and internal factors. Among the external factors that contributed to the impairment was the decrease in the values of financial institution stocks during 2008 and the acquisition multiples paid for banks of comparable size and character to the Company, which produced a lower fair value under the market approach. Among the internal factors which contributed to the 2009 impairment charge was a decrease in expected cash flows for the Company resulting from declining operating results due to the current economic environment, which included the increase in non-performing assets. This produced a lower fair value under the income approach.

The $6,725,000 goodwill impairment charge was non-deductible for income tax purposes. In addition, since goodwill is excluded from regulatory capital, the impairment charge did not impact the Company’s regulatory capital ratios.

The following table summarizes the changes in goodwill:

	December 31,
	2010	2009
	(In Thousands)

Balance at beginning of year	$18,109	$24,834
Goodwill impairment	-	(6,725)

Balance at end of year	$18,109	$18,109

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $632,000, net of accumulated amortization of $1,474,000, as of December 31, 2010 and a carrying value of $871,000, net of accumulated amortization of $1,235,000, as of December 31, 2009. Amortization expense related to intangible assets was $239,000 and $278,000 for the years ended December 31, 2010 and 2009, respectively.

The aggregate estimated amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2011	$201
2012	163
2013	124
2014	86
2015 & thereafter	58

Note 6 – Deposits

The components of deposits at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Demand, non-interest bearing	$77,378	$69,980
Demand, interest bearing - NOW, money market and savings	337,786	336,222
Time, $100,000 and over	53,495	72,949
Time, other	55,812	56,261

	$524,471	$535,412

Note 6 – Deposits (Continued)

At December 31, 2010, the scheduled maturities of time deposits are as follows (in thousands):

2011	$56,418
2012	22,650
2013	6,930
2014	14,745
2015	8,564

$109,307

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$14,857	$17,065
Average during the year	15,367	15,233
Maximum month-end balance	17,532	18,330
Weighted average rate during the year	1.07%	1.79%
Weighted average rate at December 31	0.81%	1.44%

Note 8 – Borrowings

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009	Rate	Original Term	Maturity
		(Dollars In Thousands)

Convertible Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	-	1.67%	4 years	August 2014
Fixed Rate Note	1,500	-	2.00%	5 years	August 2015
Fixed Rate Note	1,500	-	2.41%	6 years	August 2016
Fixed Rate Note	1,500	-	2.71%	7 years	August 2017

	$13,500	$7,500	3.18%

The $7.5 million convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then current market rate offered by the FHLB. The Company has the option to repay this advance, if converted, without penalty.

The Company has an unsecured line of credit totaling $10,000,000 with another financial institution that bears interest at a variable rate and is renewed annually. There were no borrowings under this line of credit at December 31, 2010 and 2009.

Note 8 – Borrowings (Continued)

The Company has a remaining borrowing capacity with the FHLB of approximately $39,200,000 based on current collateral pledged. There were no short-term borrowings from the FHLB at December 31, 2010 and 2009. Advances from the FHLB are secured by qualifying assets of the Bank.

Note 9 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute from 3% to a maximum of 20% of their annual salary.  Annually, the Company matches a percentage of employee contributions. The Company contributed $202,000 and $179,000 for the years ended December 31, 2010 and 2009, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2010 and 2009, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2010 and 2009, other liabilities included approximately $521,000 and $562,000, respectively, accrued under this plan. During 2010, the Company recognized a $136,000 benefit due to the forfeiture of Supplemental Executive Retirement Plan benefits to officers no longer employed with the Bank, therefore, expenses related to this plan included in the consolidated statements of income are a net credit of approximately $18,000 for year ended December 31, 2010 and expenses of $64,000 for the year ended December 31, 2009.

Note 10 – Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Unrealized holding (loss) gains on available for sale securities	$(97)	$692
Unrealized losses on securities for which
a portion of the impairment has been
recognized in income	(111)	(360)
Reclassification adjustment for gains on sales of securities recognized
in net income (loss)	-	(703)
Reclassification adjustment for
other-than-temporary credit losses
on securities included in net income (loss)	72	156
Tax effect	55	87

Net of Tax Amount	$(81)	$(128)

Note 11 – Federal Income Taxes

The components of income tax expense for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Current	$2,836	$1,590
Deferred	(987)	(237)

	$1,849	$1,353

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2010 and 2009:

	2010		2009
	Amount	%	Amount	%
	(Dollars In Thousands)

Pre-tax book income	$1,857	34.0%	$(1,281)	34.0%
Tax exempt interest	(127)	(2.3)	(151)	4.0
Bank-owned life insurance income	(121)	(2.2)	(49)	1.3
State income taxes, net of federal income tax benefit	308	5.6	167	(4.4)
Goodwill impairment	-	-	2,286	(60.7)
Other	(68)	(1.3)	381	(10.1)

	$1,849	33.8%	$1,353	(35.9	) %

The components of the net deferred tax asset, included in other assets, as of December 31, 2010 and 2009, were as follows:

	2010	2009
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,515	$2,470
Depreciation and amortization	811	527
Deferred compensation	258	252
Other real estate owned (“OREO”) costs	301	-
Other	144	94

	4,029	3,343
Deferred tax liabilities:
Purchase accounting adjustments	(485)	(574)
Unrealized gain on investment securities available for sale	(119)	(174)
Other	(54)	(266)

	(658)	(1,014)

Net Deferred Tax Asset	$3,371	$2,329

Note 12 – Earnings (Loss) Per Common Share

The following sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In Thousands, Except Per Share Data)

Net income (loss)	$3,615	$(5,121)
Preferred stock dividends and discount accretion	(576)	(530)

Net income (loss) applicable to common shareholders	$3,039	$(5,651)

Weighted average common shares outstanding	7,568	7,529
Effect of dilutive securities, stock options and warrants	90	18

Weighted average common shares outstanding used to calculate diluted earnings (loss) per share	7,658	7,547

Basic earnings (loss) per common share	$0.40	$(0.75)

Diluted earnings (loss) per common share	$0.40	$(0.75)

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation were 678,000 and 783,000 for 2010 and 2009, respectively.

Note 13 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2021. Aggregate rent expense was $1,315,000 and $1,249,000 for the years ended December 31, 2010 and 2009, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2010 are as follows (in thousands):

2011	$1,091
2012	1,072
2013	1,016
2014	841
2015	816
Thereafter	3,652

$8,488

Note 14 – Stock Option Plans

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2010, the number of shares of Company common stock remaining and available for future issuance under the Plan is 403,437 after adjusting for subsequent stock dividends.

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

On January 20, 2009, the Committee granted options to purchase an aggregate of $446,659 shares, after adjusting for the 5% stock dividend declared in August 2010, of Company common stock under the Plan to directors and officers of the Company, as follows:

•
The Company granted to directors non-qualified stock options to purchase an aggregate of 70,297 shares of Company common stock.  These options vested immediately and were granted with an exercise price of $3.47 per share based upon the average trading price of Company common stock on the grant date.

•
The Company granted to employees incentive stock options to purchase an aggregate of 376,362 shares of Company common stock.  These options are scheduled to vest 20% per year over five years beginning January 20, 2010.  The options were granted with an exercise price of $3.47 per share based upon the average trading price of Company common stock on the grant date.

On January 20, 2010, the Company awarded officers ISOs to purchase an aggregate of 46,305 shares of Company’s common stock, after adjusting for the 5% stock dividend declared in August 2010. These options are scheduled to vest 33.3% per year over three years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.10 per share based upon the average trading price of Company’s common stock on the grant date.

On April 20, 2010, the Company awarded officers ISOs to purchase an aggregate of 21,000 shares of Company’s common stock, after adjusting for the 5% stock dividend declared in August 2010. These options are scheduled to vest 20% per year over five years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.95 per share based upon the average trading price of Company’s common stock on the grant date.

Note 14 – Stock Option Plans (Continued)

On September 9, 2010, the Company awarded officers ISOs to purchase an aggregate of 13,650 shares of Company’s common stock, after adjusting for the 5% stock dividend declared in August 2010. These options are scheduled to vest over a five year period with 33.3% of the award vesting on each of September 10, 2013, September 10, 2014 and September 10, 2015 with a ten year exercise term. The options were granted with an exercise price of $4.52 per share based upon the average trading price of Company’s common stock on the grant date.

Stock based compensation expense related to the stock option grants, was approximately $75,000 and $150,000 for the years ended December 31, 2010 and 2009, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during year ended December 31, 2010 and a deferred tax benefit of $27,000 was recognized during the year ended December 31, 2009 related to the stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $380,000 as of December 31, 2010 and will be recognized over the subsequent 2.8 years.

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2010 and 2009, as adjusted for the 5% stock dividend in 2010 and 3% stock dividend in 2009:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding, December 31, 2008	805,389	$8.58
Options granted	446,659	3.47
Options exercised	(14,410)	3.10
Options forfeited	(149,149)	6.11

Options outstanding, December 31, 2009	1,088,489	6.89
Options granted	80,955	3.56
Options exercised	(57,985)	3.22
Options forfeited	(264,009)	5.59

Options outstanding, December 31, 2010	847,450	$6.90	5.5 years	$651,387
Options exercisable, end of year	538,939	$8.84	3.8 years	$277,588

Options price range at end of year	$3.10 to $14.60

The total intrinsic value of stock options exercised was $52,655 and $4,681 during the years ended December 31, 2010 and 2009, respectively.

Note 14 – Stock Option Plans (Continued)

The following summarizes information about stock options outstanding at December 31, 2010.

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$3.10 - $3.95	501,262	7.1 years	$3.41
$4.03 - $4.52	15,279	8.3 years	4.48
$5.09 - $5.96	1,613	0.6 years	5.29
$6.06 - $6.57	687	0.6 years	6.38
$7.45 - $7.45	827	3.7 years	7.45
$8.19 - $8.37	55,012	2.1 years	8.37
$9.65 - $10.15	5,089	3.7 years	10.12
$11.50 - $14.60	267,681	3.2 years	13.21

	847,450

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2009:

Dividend yield	0.00%
Expected volatility	28.35%
Risk-free interest rate	1.79%
Expected life	7.0 years
Weighted average fair value of options granted	$1.24

The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2010:

Dividend yield	0.00%
Expected volatility	30.09%
Risk-free interest rate	2.84%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.19

The following weighted average assumptions were used to estimate the fair value of the stock options granted on April 20, 2010:

Dividend yield	0.00%
Expected volatility	33.51%
Risk-free interest rate	2.91%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.64

Note 14 – Stock Option Plans (Continued)

The following weighted average assumptions were used to estimate the fair value of the stock options granted on September 9, 2010:

Dividend yield	0.00%
Expected volatility	32.40%
Risk-free interest rate	2.09%
Forfeiture rate	0.00%
Expected life	7.5 years
Weighted average fair value of options granted	$1.87

The dividend yield assumption is based on the Company’s history and expectations of cash dividends. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the grants which is based on historical exercise experience.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

On August 18, 2010, the Company awarded officers 20,000 shares of the Company’s restricted common stock, which were subsequently issued on September 30, 2010. These awards are scheduled to vest on the first day of the fourth year following the grant date, with 7,500 of these awards subject to an earnings condition.

On October 20, 2010, the Company awarded officers 1,400 shares of the Company’s restricted common stock. These awards are scheduled to vest on the first day of the fourth year following the grant date, with 525 of these awards subject to an earnings condition.

Compensation expense related to the restricted stock was to $9,000 and $0 for the years ended December 31, 2010 and 2009, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2010 and 2009 related to the restricted stock compensation.

The following table summarizes information about restricted stock for the year ended December 31, 2010 (share amounts in thousands):

	Number of Shares	Weighted Average Price

Outstanding at December 31, 2009	-	$-
Granted	21,400	4.05

Outstanding at December 31, 2010	21,400	$4.05

All share and per share data have been retroactively adjusted to reflect the 5% stock dividend issued on October 22, 2010 to shareholders of record as of September 24, 2010.

Note 15 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Community Partners relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2010 were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2010 and 2009, loans to related parties amounted to $8,335,000 and $10,098,000 respectively. During 2010, new loans and advances to such related parties totaled $230,000 and repayments and other reductions aggregated $1,993,000.

A director of the Bank is the principal of a company that provides leasehold improvement construction services for certain of the Bank’s offices. The Bank paid $13,000 and $69,000 for these construction services for the years ended December 31, 2010 and 2009, respectively. Most costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period. Construction costs incurred are comparable to similarly outfitted bank office space in the market area.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.  Collateral held varies but my include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit of approximately $104,539,000 and $112,671,000 at December 31, 2010 and 2009, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had standby letters of credit for customers aggregating $5,661,000 and $5,824,000 at December 31, 2010 and 2009, respectively. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $5,661,000 and $5,824,000 at December 31, 2010 and 2009, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2010 and 2009.

Note 17 – Regulatory Matters

The Bank is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve balance was $50,000 at December 31, 2010.

Note 17 – Regulatory Matters (Continued)

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2010 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Community Partners and the Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

As of December 31, 2010
Total capital (to risk-weighted assets)
Community Partners Bancorp	$67,525	12.33%	$	>43,812	>8.00%	$	N/A	N/A
Two River Community Bank	67,380	12.31%		>43,789	>8.00%		>54,736	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	61,279	11.19%		>21,905	>4.00%		N/A	N/A
Two River Community Bank	61,134	11.16%		>21,912	>4.00%		>32,868	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	61,279	9.75%		>25,140	>4.00%		N/A	N/A
Two River Community Bank	61,134	9.73%		>25,132	>4.00%		>31,415	>5.00%

As of December 31, 2009
Total capital (to risk-weighted assets)
Community Partners Bancorp	$63,792	11.74%	$	>43,470	>8.00%	$	N/A	N/A
Two River Community Bank	63,601	11.68%		>43,562	>8.00%		>54,453	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	57,608	10.60%		>21,739	>4.00%		N/A	N/A
Two River Community Bank	57,417	10.55%		>21,769	>4.00%		>32,654	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	57,608	9.28%		>24,831	>4.00%		N/A	N/A
Two River Community Bank	57,417	9.18%		>24,563	>4.00%		>30,704	>5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Note 18 – Fair Value of Financial Instruments

Accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2010

Securities available for sale:

U.S. Government agency securities	$-	$5,786	$-	$5,786
Municipal securities	-	2,016	-	2,016
GSE: Residential mortgage-backed securities	-	16,251	-	16,251
Collateralized residential mortgage obligations		5,745	-	5,745
Corporate debt securities	-	3,058	29	3,087
CRA mutual fund	2,194	-	-	2,194

Total	$2,194	$32,856	$29	$35,079

At December 31, 2009

Securities available for sale:

U.S. Government agency securities	$-	$11,102	$-	$11,102
Municipal securities	-	2,025	-	2,025
GSE: Residential mortgage-backed securities	-	19,606	-	19,606
Collateralized residential mortgage obligations	-	1,978	-	1,978
Corporate debt securities	-	1,698	140	1,838
CRA mutual fund	1,141	-	-	1,141

Total	$1,141	$36,409	$140	$37,690

Note 18 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	December 31, 2010	December 31, 2009
	(In Thousands)

Beginning balance January 1	$140	$177
Total gains/(losses) – (realized/unrealized):
Included in earnings	(72)	(156)
Included in other comprehensive income (loss)	(39)	119
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance	$29	$140

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2010
Impaired loans	$-	$-	$7,507	$7,507
Other real estate owned	-	-	8,098	8,098

At December 31, 2009
Impaired loans	$-	$-	$6,959	$6,959
Goodwill	-	-	18,109	18,109
Property held for sale	-	-	1,100	1,100

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

Note 18 – Fair Value of Financial Instruments (Continued)

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2010, properties totaling $8,098,000 million were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•	Goodwill – Goodwill is evaluated for impairment on an annual basis. See Note 5 for further details on goodwill.

•
Property held for sale – Real estate originally classified as bank premises for a planned branch, was reclassified during 2009 to held for sale. This property is carried in other assets at fair value based upon the appraised value of the property. An impairment charge of $52,000 was recorded during the year ended December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009.

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2010 and 2009, the Company determined that no active market existed for our pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Note 18 – Fair Value of Financial Instruments (Continued)

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2010 and 2009.

Note 18 – Fair Value of Financial Instruments (Continued)

The estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$34,443	$34,443	$42,735	$42,735
Securities available for sale	35,079	35,079	37,690	37,690
Securities held to maturity	10,829	10,643	10,618	10,266
Restricted stock	1,420	1,420	1,000	1,000
Loans receivable	506,748	507,968	507,215	486,729
Accrued interest receivable	1,911	1,911	1,876	1,876

Financial liabilities:
Deposits	524,471	526,142	535,412	536,101
Securities sold under agreements to repurchase	14,857	14,857	17,065	17,065
Long-term debt	13,500	14,649	7,500	8,111
Accrued interest payable	93	93	164	164

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

Note 19 – Shareholders’ Equity

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

On January 30, 2009, the Company entered into a Securities Purchase Agreement with the Treasury as part of the TARP Capital Purchase Program, pursuant to which the Company sold to the Treasury 9,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), no par value per share and with a liquidation preference of $1,000 per share, and a warrant (the “Warrant”) to purchase 311,972 shares of the Company’s common stock, as adjusted for the 2010 stock dividend declared in August 2010, for an aggregate purchase price of $9,000,000.

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

Note 19 – Shareholders’ Equity (Continued)

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.33 per share of common stock, as adjusted for the 2010 stock dividend declared in August 2010. In the event that the Company redeems the Senior Preferred Stock, the Company can repurchase the Warrant at “Fair Market Value,” as defined in the investment agreement with the Treasury.

The proceeds received were allocated between the Series A Preferred Stock and the warrants based upon their relative fair values as of the date of issuance, which resulted in the recording of a discount of the Series A Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to retained earnings (accumulated deficit) on a straight-line basis over the expected life of the preferred stock of five years.

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

On August 23, 2010, the Company declared a 5% stock dividend issued on October 22, 2010 to shareholders of record as of September 24, 2010. Accounting for this transaction is consistent pursuant to having an accumulated deficit at the time of declaration.

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners, is as follows:

Condensed Balance Sheets
	December 31,
	2010	2009
	(In Thousands)
Assets
Cash and cash equivalents	$222	$260
Investments in subsidiaries	80,043	76,646
Other assets	1	-

Total assets	$80,266	$76,906

Liabilities and Shareholders’ Equity
Other liabilities	$78	$69
Shareholders’ equity	80,188	76,837

Total liabilities and shareholders’ equity	$80,266	$76,906

Condensed Statements of Income
	December 31,
	2010	2009
	(In Thousands)

Other operating expenses	$84	$150

Loss before income taxes	(84)	(150)

Income tax expense	3	244

Loss before undistributed income of subsidiaries	(87)	(394)

Equity in undistributed income (loss) of subsidiaries	3,702	(4,727)

Net income (loss)	$3,615	$(5,121)

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows
	December 31,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$3,615	$(5,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(3,702)	4,727
Stock option compensation expense	84	150
Other, net	226	335

Net cash provided by operating activities	223	91

Cash flows from investing activities:
Contribution to subsidiary	-	(9,000)

Cash flows from financing activities:
Proceeds from stock options exercised	189	44
Proceeds from issuance of preferred stock	-	9,000
Payment of dividends on preferred stock	(450)	(356)

Net cash (used in) provided by financing activities	(261)	8,688

Decrease in cash and cash equivalents	(38)	(221)

Cash and cash equivalents at beginning of period	260	481

Cash and cash equivalents at end of year	$222	$260

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2010 and 2009, on a quarterly basis, for Community Partners (in thousands, except per share data):

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,846	$7,987	$7,788	$7,658
Interest expense	1,381	1,416	1,578	1,819

Net interest income	6,465	6,571	6,210	5,839
Provision for loan losses	750	950	700	700

Net interest income after provision for loan losses	5,715	5,621	5,510	5,139
Non-interest income	515	438	478	480
Non-interest expense	4,690	4,425	4,679	4,638

Income before income taxes	1,540	1,634	1,309	981
Income taxes	491	539	471	348

Net income	1,049	1,095	838	633

Preferred stock dividends & discount accretion	(145)	(145)	(143)	(143)

Net income available to common shareholders	$904	$950	$695	$490
Per common share data:
Basic earnings	$0.12	$0.12	$0.09	$0.07
Diluted earnings	$0.12	$0.12	$0.09	$0.07

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,839	$7,797	$7,392	$7,154
Interest expense	1,947	2,029	2,266	2,615

Net interest income	5,892	5,768	5,126	4,539
Provision for loan losses	1,025	675	355	150

Net interest income after provision for loan losses	4,867	5,093	4,771	4,389
Non-interest income	650	368	357	874
Goodwill impairment charge	-	6,725	-	-
Non-interest expense	4,428	4,675	4,842	4,467

Income (loss) before income taxes	1,089	(5,939)	286	796
Income taxes	707	282	80	284

Net income (loss)	382	(6,221)	206	512

Preferred stock dividends & discount accretion	(145)	(145)	(144)	(96)

Net income (loss) available to common shareholders	$237	$(6,366)	$62	$416
Per common share data:
Basic earnings (loss)	$0.03	$(0.85)	$0.01	$0.06
Diluted earnings (loss)	$0.03	$(0.85)	$0.01	$0.06

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: March 31, 2011	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CHARLES T. PARTON	Chairman of the Board	March 31, 2011
Charles T. Parton

/s/ JOSEPH F.X. O’SULLIVAN	Vice Chairman of the Board	March 31, 2011
Joseph F.X. O’Sullivan

/s/ FRANK J. PATOCK, JR.	Vice Chairman of the Board	March 31, 2011
Frank J. Patock, Jr.

/s/ MICHAEL W. KOSTELNIK, JR.	Director	March 31, 2011
Michael W. Kostelnik, Jr.

/s/ JAMES M. BOLLERMAN	Director	March 31, 2011
James M. Bollerman

/s/ ROBERT E. GREGORY	Director	March 31, 2011
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 31, 2011
Robert B. Grossman, MD

/s/ JOHN E. HOLOBINKO, ESQ.	Director	March 31, 2011
John E. Holobinko, ESQ.

/s/ WILLIAM F. LaMORTE	Director	March 31, 2011
William F. LaMorte

/s/ JOHN J. PERRI, JR. CPA	Director	March 31, 2011
John J. Perri, Jr.

/s/ WILLIAM STATTER	Director	March 31, 2011
William Statter

/s/ ROBIN ZAGER	Director	March 31, 2011
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 31, 2011
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 31, 2011
A Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i)(A) to the Registrant’s Annual Report on Form 10-K (File No. 000-51889) for the year ended December 31, 2008 filed with the SEC on March 31, 2009)

3.2
By-laws of the Registrant, as amended (conformed copy) (incorporated by reference to Exhibit 3(ii)(A) to the Registrant’s Current Report on Form 8-K(File No. 000-51889) filed with the SEC on December 19, 2007)

4.1
Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on January 6, 2006 (the “January  S-4/A”))

4.2
Warrant, dated January 30, 2009, to purchase up to 288,462 shares of the Registrant’s common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

4.3		Community Partners Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 18, 2011).

10.1	#	Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the S-4)

10.2	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.8 to the S-4)

10.3	#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)

10.4	#	Two River Community Bank 2003 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)

10.5	#	Two River Community Bank 2001 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.11 to the S-4)

10.6	#	Two River Community Bank 2001 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the S-4)

10.7
Services agreement between Two River Community Bank and Phoenix International Ltd., Inc. dated November 18, 1999, and subsequent amendment #1 dated February 1, 2005 (incorporated by reference to Exhibit 10.24 to the S-4)

10.8		Services agreement between Two River Community Bank and Online Resources Corporation/Quotien, dated March 17, 2003 (incorporated by reference to Exhibit 10.25 to the S-4)

10.9	#	The Town Bank of Westfield 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.26 to the S-4)

10.10	#	The Town Bank of Westfield 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.27 to the S-4)

10.11	#	The Town Bank of Westfield 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.28 to the S-4)

10.12	#	The Town Bank of Westfield 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.29 to the S-4)

10.13	#	The Town Bank of Westfield 1999 Director Stock Option Plan (incorporated by reference to Exhibit 10.30 to the S-4)

10.14	#	The Town Bank of Westfield 2000 Director Stock Option Plan (incorporated by reference to Exhibit 10.31 to the S-4)

10.15	#	The Town Bank of Westfield 2001 Director Stock Option Plan (incorporated by reference to Exhibit 10.32 to the S-4)

10.16
MAC(R) Network Participation Agreement dated as of September 20, 2000 by and between The Town Bank and Money Access Service Inc. (predecessor in interest to Star Networks Inc.) (including all addenda, schedules and exhibits, as amended from time to time) (incorporated by reference to Exhibit 10.38 to the S-4)

10.17	#	Amendment dated January 4, 2006 to The Town Bank 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.49 to the January S-4/A)

10.18	#	Amendment dated January 4, 2006 to The Town Bank 2000 Employee Stock Option Plan (incorporated by reference to Exhibit 10.50 to the January S-4/A)

10.19	#	Amendment dated January 4, 2006 to The Town Bank 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.51 to the January S-4/A)

10.20	#	Amendment dated January 4, 2006 to The Town Bank 2002 Employee Stock Option Plan (incorporated by reference to Exhibit 10.52 to the January S-4/A)

10.21	#	Community Partners Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10.22	#
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and William D. Moss (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.23
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

10.24	#	Form of Waiver, executed by William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.25	#
Form of Senior Executive Officer Agreement, executed by William D. Moss (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2009)

10.26	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated July 7, 2005 by and between Two River Community Bank and William D. Moss, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.27	#
First Amendment to Excise Tax Reimbursement Agreement dated on and as of June 1, 2007 by and between Community Partners Bancorp and William D. Moss, entered into as of October 31, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.28	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Alan B. Turner, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.29	#
Employment Agreement, effective as of  May 28, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.30	#
First Amendment to Employment Agreement, effective as of  July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.31	#
Change in Control Agreement, effective as of June 1, 2010, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.32	#
First Amendment to Change in Control Agreement, effective as of July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.33	#
Second Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 by and between Two River Community Bank and William D. Moss, effective as of June 1, 2010(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.34	#
Third Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 by and between Two River Community Bank and Alan B. Turner, effective as of June 1, 2010(incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.35	#
Change in Control Agreement, effective as of July 20, 2010, by and between Community Partners Bancorp, Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.36	#
Restricted Stock Agreement, dated as of September 30, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss and supplemented effective October 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with SEC on November 15, 2010)

10.37	#
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with SEC on November 15, 2010)

21	*	Subsidiaries of the Registrant

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of A. Richard Abrahamian, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by William D. Moss, President and Chief Executive Officer of the Registrant, and A. Richard Abrahamian, Chief Financial Officer of the Registrant

99.1	*	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, under Section 111(b)(4) of EESA

99.2	*	Certification of A. Richard Abrahamian, Chief Financial Officer of the Registrant, under Section 111(b)(4) of EESA
           _____________________
*           Filed herewith.

#           Management contract or compensatory plan or arrangement.