Form 10-K/A
period 2010-12-31
Community Partners Bancorp
filed 2011-04-05
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1 to
FORM 10-K/A
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

As of March 15, 2011, 7,628,385 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and which was filed with the Securities and Exchange Commission on April 4, 2011.

Explanatory Note

This amendment (Amendment No. 1) to the Annual Report on Form 10-K for the year ended December 31, 2010 of Community Partners Bancorp (the 2010 Annual Report on Form 10-K) is being filed solely for the purpose of filing two exhibits required to be filed by the TARP Standards for Compensation and Corporate Governance.  Other than replacing the previously filed exhibits 99.1 and 99.2, which contained typographical errors, no other Item of the 2010 Annual Report on Form 10-K is affected by the change.  As a result, they have been omitted from this Amendment No. 1.

Item 15.  Exhibits, Financial Statement Schedules.

(b)	Exhibits.

The Index to Exhibits identified under Part IV, Item 15(b) of the 2010 Annual Report on Form 10-K is hereby amended such that the following documents are added to the Index to Exhibits and are included as exhibits to the 2010 Annual Report on Form 10-K:

Exhibit Number	Description	Location
31.1	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of A. Richard Abrahamian, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith
99.1	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, under Section 111(b)(4) of EESA	Filed herewith
99.2	Certification of A. Richard Abrahamian, Chief Financial Officer of the Registrant, under Section 111(b)(4) of EESA	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of April, 2011.

COMMUNITY PARTNERS BANCORP

By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer