Form 10-Q
period 2011-03-31
Community Partners Bancorp
filed 2011-05-16
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

As of May 5, 2011, there were 7,652,557 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$7,207	$6,171
Interest-bearing deposits in bank	26,558	21,272
Federal funds sold	7,000	7,000

Cash and cash equivalents	40,765	34,443

Securities available-for-sale	38,942	35,079
Securities held-to-maturity (fair value of $8,228 and $10,643 at March 31, 2011 and December 31, 2010, respectively)	8,342	10,829
Restricted stock. at cost	1,420	1,420

Loans	521,986	512,994
Allowance for loan losses	(6,541)	(6,246)
Net loans	515,445	506,748

Other real estate owned	7,686	8,098
Bank-owned life insurance	9,267	9,174
Premises and equipment, net	2,969	3,089
Accrued interest receivable	1,945	1,911
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,532 and $1,474 at March 31, 2011 and December 31, 2010, respectively	574	632
Other assets	7,212	7,311

TOTAL ASSETS	$652,676	$636,843

LIABILITIES
Deposits:
Non-interest bearing	$82,730	$77,378
Interest bearing	453,938	447,093

Total Deposits	536,668	524,471

Securities sold under agreements to repurchase	17,475	14,857
Accrued interest payable	86	93
Long-term debt	13,500	13,500
Other liabilities	3,807	3,734

Total Liabilities	571,536	556,655

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding at March 31, 2011 and at December 31, 2010	8,659	8,628
Common stock, no par value; 25,000,000 shares authorized; 7,633,793 and 7,620,929 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	70,154	70,067
Retained earnings	2,105	1,325
Accumulated other comprehensive income	222	168

Total Shareholders' Equity	81,140	80,188

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$652,676	$636,843

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
     (in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

INTEREST INCOME:
Loans, including fees	$7,251	$7,193
Securities:
Taxable	289	355
Tax-exempt	86	93
Federal funds sold and interest bearing deposits	19	17
Total Interest Income	7,645	7,658
INTEREST EXPENSE:
Deposits	1,174	1,692
Securities sold under agreements to repurchase	31	53
Borrowings	107	74
Total Interest Expense	1,312	1,819
Net Interest Income	6,333	5,839
PROVISION FOR LOAN LOSSES	525	700
Net Interest Income after Provision for Loan Losses	5,808	5,139
NON-INTEREST INCOME:
Service fees on deposit accounts	124	133
Other loan fees	109	147
Earnings from investment in life insurance	93	89
Other income	115	111
Total Non-Interest Income	441	480
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,621	2,337
Occupancy and equipment	833	873
Professional	187	213
Insurance	99	95
FDIC insurance and assessments	227	264
Advertising	50	75
Data processing	154	150
Outside services fees	96	122
Amortization of identifiable intangibles	58	67
Loan workout and OREO expenses	134	122
Other operating	332	320
Total Non-Interest Expenses	4,791	4,638
Income before Income Taxes	1,458	981
INCOME TAX EXPENSE	535	348
Net Income	923	633
Preferred stock dividend and discount accretion	(143)	(143)
Net income available to common shareholders	$780	$490
EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Weighted average common shares outstanding:
Basic	7,625	7,542
Diluted	7,801	7,554

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(dollar amounts in thousands)

		Common Stock		Retained	Accumulated
	Preferred Stock	Outstanding shares	Amount	Earnings (Accumulated Deficit)	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Comprehensive income:
Net income	-	-	-	923	-	923
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	54	54

Total comprehensive income	-	-	-	-	-	977

Preferred stock discount accretion	31	-	-	(31)	-	-

Dividends on preferred stock	-	-	-	(112)	-	(112)

Options exercised	-	12,864	43	-	-	43

Tax-benefit-exercised non-qualified stock options	-	-	5	-	-	5

Stock option compensation expense	-	-	39	-	-	39

Balance, March 31, 2011	$8,659	7,633,793	$70,154	$2,105	$222	$81,140

Balance January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

Comprehensive income:
Net income	-	-	-	633	-	633
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	66	66

Total comprehensive income						699

Preferred stock discount accretion	30	-	-	(30)	-	-

Dividends on preferred stock	-	-	-	(113)	-	(113)

Options exercised	-	3,400	14	-	-	14

Stock option compensation expense	-	-	25	-	-	25

Balance, March 31, 2010	$8,538	7,185,797	$69,833	$(1,224)	$315	$77,462

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$923	$633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	247
Provision for loan losses	525	700
Intangible amortization	58	67
Net amortization of securities premiums and discounts	35	30
Earnings from investment in life insurance	(93)	(89)
Net realized loss (gain) on sale of foreclosed real estate	5	(46)
Stock option compensation expense	39	25
(Increase) decrease in assets:
Accrued interest receivable	(34)	(11)
Other assets	66	750
(Decrease) increase in liabilities:
Accrued interest payable	(7)	(31)
Other liabilities	73	41
Net cash provided by operating activities	1,784	2,316
Cash flows from investing activities:
Purchase of securities available-for-sale	(5,750)	-
Purchase of securities held-to-maturity	(938)	(1,823)
Proceeds from repayments, calls and maturities of securities available-for-sale	1,942	4,748
Proceeds from repayments, calls and maturities of securities held to maturity	3,422	500
Purchase of bank-owned life insurance	-	(24)
Net (increase) decrease in loans	(9,222)	2,503
Purchases of premises and equipment	(74)	(50)
Proceeds from sale of foreclosed real estate	407	2,278
Net cash (used in) provided by investing activities	(10,213)	8,132
Cash flows from financing activities:
Net increase in deposits	12,197	29,218
Net increase (decrease) in securities sold under agreements to repurchase	2,618	(1,716)
Cash dividends paid on preferred stock	(112)	(113)
Proceeds from exercise of stock options	43	14
Tax benefit of options exercised	5	-
Net cash provided by financing activities	14,751	27,403
Net increase in cash and cash equivalents	6,322	37,851

Cash and cash equivalents – beginning	34,443	42,735

Cash and cash equivalents - ending	$40,765	$80,586
Supplementary cash flow information:
Interest paid	$1,319	$1,850
Income taxes paid	$200	$-
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$-	$2,938

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings One LLC, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Four LLC, TRCB Holdings Five LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “2010 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in these financial statements.

Certain amounts in the Consolidated Statements of Operations for the three months ended March 31, 2010 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three months ended March 31, 2011. These reclassifications had no effect on net income.

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

ASU 2010-06 was effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. The Company has evaluated the impact of the adoption of ASU 2010-06, and has determined that it did not have any impact on our financial position or results of operations.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

The FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The implementation of ASU 2010-28 did not have a material impact on our financial position or results of operation.

ASU No 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20, was issued in January 2011 and postpones the effective date of the disclosures about troubled debt restructurings.  The new effective date for disclosures about troubled debt restructurings will be aligned with the finalization of the effective date of the exposure drafts Clarifications to Accounting for Troubled Debt Restructurings by Creditors, which was finalized as ASU 2011-02.

ASU 2011-02; The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and the insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this Update for annual periods ending on or after December 15, 2012. Early adoption is permitted. The implementation of ASU 2011-02 is not expected to have a material impact on our financial position or results of operation.

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

The Company performed its step one annual goodwill impairment analysis as of September 30, 2010 and based on the results there was no impairment on the current goodwill balance of $18.1 million.

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options and warrants.  Potential shares of common stock issuable upon the exercise of stock options and warrants are determined using the treasury stock method.  All share and per share data have been retroactively adjusted to reflect the 5% stock dividend declared on August 23, 2010 and paid October 22, 2010 to shareholders of record as of September 24, 2010.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share data)
Net income	$923	$633
Preferred stock dividend and discount accretion	(143)	(143)

Net income applicable to common shareholders	$780	$490

Weighted average common shares outstanding	7,625,338	7,541,855
Effect of dilutive securities, stock options and warrants	175,756	11,671

Weighted average common shares outstanding used to
calculate diluted earnings per share	7,801,094	7,553,526

Basic earnings per common share	$0.10	$0.07
Diluted earnings per common share	$0.10	$0.07

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 330,908 and 1,156,466 for the three-month periods ended March 31, 2011 and 2010, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other		Fair Value

March 31, 2011:

Securities available for sale:
U.S. Government agency securities	$5,761	$16	$-		$(4)	$5,773
Municipal securities	1,516	20	-		(7)	1,529
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	16,617	730	-		(27)	17,320
Collateralized residential mortgage obligations	8,872	69	-		(26)	8,915
Corporate debt securities, primarily financial institutions	3,589	12	(177)		(222)	3,202

	36,355	847	(177)		(286)	36,739
Community Reinvestment Act (“CRA”)
mutual fund	2,213	-	-		(10)	2,203

	$38,568	$847	$(177)	$	(296)	$38,942

Securities held to maturity:
Municipal securities	$6,535	$203	$-		$(6)	$6,732
Corporate debt securities, primarily financial institutions	1,807	-	-		(311)	1,496

	$8,342	$203	$-		$(317)	$8,228

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2010:

Securities available for sale:
U.S. Government agency securities	$5,773	$25	$-	$(12)	$5,786
Municipal securities	2,006	22	-	(12)	2,016
GSE – Residential mortgage-backed securities	15,519	760	-	(28)	16,251
Collateralized residential mortgage obligations	5,702	75	-	(32)	5,745
Corporate debt securities, primarily financial institutions	3,597	15	(243)	(282)	3,087

	32,597	897	(243)	(366)	32,885

CRA mutual fund	2,196	-	-	(2)	2,194

	$34,793	$897	$(243)	$(368)	$35,079

Securities held to maturity:
Municipal securities	$8,522	$182	$-	$(6)	$8,698
Corporate debt securities, primarily financial institutions	2,307	1	-	(363)	1,945

	$10,829	$183	$-	$(369)	$10,643

The amortized cost and fair value of the Company’s debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$510	$521	$-	$-
Due in one year through five years	5,564	5,553	1,329	1,394
Due in five years through ten years	425	432	2,211	2,290
Due after ten years	4,367	3,998	4,802	4,544

	10,866	10,504	8,342	8,228

GSE – Residential mortgage-backed securities	16,617	17,320	-	-
Collateralized residential mortgage obligations	8,872	8,915	-	-

	$36,355	$36,739	$8,342	$8,228

The Company had no securities sales during the three months ended March 31, 2011 and 2010, respectively.

Certain of the Company’s investment securities, totaling $21,967,000 and $17,170,000 at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2011:

U.S. Government agency securities	$2,497	$(4)	$-	$-	$2,497	$(4)
Municipal securities	1,026	(13)	-	-	1,026	(13)
GSE – Residential mortgage-backed securities	4,198	(27)	-	-	4,198	(27)
Collateralized residential mortgage obligations	2,955	(26)	-	-	2,955	(26)
Corporate debt securities, primarily financial institutions	1,513	(10)	2,372	(700)	3,885	(710)
CRA mutual fund	2,203	(10)	-	-	2,203	(10)

Total Temporarily
Impaired Securities	$14,392	$(90)	$2,372	$(700)	$16,764	$(790)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010:
U.S. Government agency securities	$3,739	$(12)	$-	$-	$3,739	$(12)
Municipal securities	1,024	(18)	-	-	1,024	(18)
GSE – Residential mortgage-backed securities	3,033	(28)	-	-	3,033	(28)
Collateralized residential mortgage obligations	1,982	(32)	-	-	1,982	(32)
Corporate debt securities, primarily financial institutions	1,794	(24)	2,207	(864)	4,001	(888)
CRA mutual fund	2,194	(2)	-	-	2,194	(2)

Total Temporarily
Impaired Securities	$13,766	$(116)	$2,207	$(864)	$15,973	$(980)

The Company had 20 securities in an unrealized loss position at March 31, 2011. In management’s opinion, the unrealized losses in municipal, U.S. Government agency, collateralized residential mortgage obligations and U.S. GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of March 31, 2011, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2011.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $272,000 at March 31, 2011. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total other-than-temporary impairment on this security was $405,000 at March 31, 2011.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $0 and $72,000 was recognized in operations during the three month period ending March 31, 2011 and for the year ended December 31, 2010, respectively. The Company recognized $177,000 and $243,000 of the other-than-temporary impairment in other comprehensive income at March 31, 2011 and December 31, 2010, respectively. The Company had no other-than-temporary impairment charge to earnings during the three months ended March 31, 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three month periods ended March 31, 2011 and 2010 (in thousands):

Beginning balance, January 1, 2010	$156
Amount related to the credit loss for which an
other-than-temporary impairment was
previously recognized	-

Ending balance, March 31, 2010	156

Beginning balance, January 1, 2011	228
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-

Ending balance, March 31, 2011	$228

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2011 and December 31, 2010, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)

Commercial and industrial	$134,632	$134,266
Real estate – construction	34,578	33,909
Real estate – commercial	273,143	262,996
Real estate – residential	20,623	21,473
Consumer	59,593	60,879

	522,569	513,523
Allowance for loan losses	(6,541)	(6,246)
Unearned fees	(583)	(529)

Net Loans	$515,445	$506,748

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2011	(In Thousands)

Commercial and industrial	$1,287	$1,216	$1,374	$3,877	$130,755	$134,632	$-
Real estate – construction	-	-	523	523	34,055	34,578	-
Real estate – commercial	5,835	2,038	597	8,470	264,673	273,143	-
Real estate – residential	415	-	-	415	20,208	20,623	-
Consumer	75	277	3,724	4,076	55,517	59,593	-

Total	$7,612	$3,531	$6,218	$17,361	$505,208	$522,569	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2010	(In Thousands)

Commercial and industrial	$1,492	$235	$792	$2,519	$131,747	$134,266	$-
Real estate – construction	-	-	523	523	33,386	33,909	-
Real estate – commercial	3,779	2,039	605	6,423	256,573	262,996	-
Real estate – residential	808	-	-	808	20,665	21,473	-
Consumer	31	278	3,729	4,038	56,841	60,879	-

Total	$6,110	$2,552	$5,649	$14,311	$499,212	$513,523	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In Thousands)

Commercial and industrial	$1,374	$792
Real estate – construction	523	523
Real estate – commercial	597	605
Consumer	3,724	3,729

Total	$6,218	$5,649

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the three months ended March 31, 2011 and at or for the year ended December 31, 2010:

	At or for the three months ended March 31, 2011
	Recorded Investment, Net of Charge- offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,446	$2,446	$-	$2,482	$30
Real estate – construction	532	532	-	536	7
Real estate – commercial	2,261	2,261	-	2,270	41
Real estate – residential	225	375	-	225	3
Consumer	351	351	-	352	4

With an allowance recorded:
Commercial and industrial	$774	$2,023	$374	$944	$30
Real estate – construction	2,347	2,471	142	2,422	30
Real estate – commercial	1,524	1,524	182	1,528	27
Real estate – residential	-	-	-	-	-
Consumer	3,700	3,970	608	3,700	1

Total:
Commercial and industrial	$3,220	$4,469	$374	$3,426	$60
Real estate – construction	2,879	3,003	142	2,958	37
Real estate – commercial	3,785	3,785	182	3,798	68
Real estate – residential	225	375	-	225	3
Consumer	4,051	4,321	608	4,052	5

	$14,160	$15,953	$1,306	$14,459	$173

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2010
	Recorded Investment, Net of Charge- offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,751	$2,751	$-	$3,546	$187
Real estate – construction	532	532	-	532	23
Real estate – commercial	2,278	2,278	-	2,279	133
Real estate – residential	225	375	-	225	8
Consumer	353	353	-	353	13

With an allowance recorded:
Commercial and industrial	$1,010	$2,071	$476	$1,010	$46
Real estate – construction	2,348	3,638	142	2,348	1
Real estate – commercial	1,531	1,531	66	1,535	21
Real estate – residential	-	-	-	-	-
Consumer	3,629	4,129	327	3,632	108

Total:
Commercial and industrial	$3,761	$4,822	$476	$4,556	$233
Real estate – construction	2,880	4,170	142	2,880	24
Real estate – commercial	3,809	3,809	66	3,814	154
Real estate – residential	225	375	-	225	8
Consumer	3,982	4,482	327	3,985	121

	$14,657	$17,658	$1,011	$15,460	$540

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011	(In Thousands)

Commercial and industrial	$116,528	$9,122	$8,982	$-	$134,632
Real estate – construction	33,906	-	672	-	34,578
Real estate – commercial	259,754	4,207	9,182	-	273,143
Real estate – residential	20,623	-	-	-	20,623
Consumer	55,063	39	4,491	-	59,593

Total:	$485,874	$13,368	$23,327	$-	$522,569

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010	(In Thousands)

Commercial and industrial	$115,815	$9,186	$9,265	$-	$134,266
Real estate – construction	33,386	-	523	-	33,909
Real estate – commercial	250,735	3,024	9,237	-	262,996
Real estate – residential	21,473	-	-	-	21,473
Consumer	56,415	40	4,424	-	60,879

Total:	$477,824	$12,250	$23,449	$-	$513,523

The following tables present the balance in the allowance for loan losses at March 31, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
March 31, 2011	(In Thousands)

Commercial and industrial	$1,925	$374	$1,551	$134,632	$3,220	$131,412
Real estate – construction	863	142	721	34,578	2,879	31,699
Real estate – commercial	2,422	182	2,240	273,143	3,785	269,358
Real estate – residential	259	-	259	20,623	225	20,398
Consumer	1,061	608	453	59,593	4,051	55,542
Unallocated	11	-	11	-	-	-

Total:	$6,541	$1,306	$5,235	$522,569	$14,160	$508,409

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2010	(In Thousands)

Commercial and industrial	$2,081	$476	$1,605	$134,266	$3,761	$130,505
Real estate – construction	895	142	753	33,909	2,880	31,029
Real estate – commercial	2,193	66	2,127	262,996	3,809	259,187
Real estate – residential	276	-	276	21,473	225	21,248
Consumer	793	327	466	60,879	3,982	56,897
Unallocated	8	-	8	-	-	-

Total:	$6,246	$1,011	$5,235	$513,523	$14,657	$498,866

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans at March 31, 2011:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(235)	-	-	-	-	-	(235)
Recoveries	5	-	-	-	-	-	5
Provision	74	229	(32)	(17)	268	3	525

Ending balance, March 31, 2011	$1,925	$2,422	$863	$259	$1,061	$11	$6,541

NOTE 7 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)

Unrealized holding gains on available for sale securities	$21	$143
Unrealized gains (losses) on securities for which a portion of the impairment has been recognized in income	66	(38)
Tax effect	(33)	(39)

Net of tax amount	$54	$66

NOTE 8 – STOCK BASED COMPENSATION PLANS

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2011, the number of shares of Company common stock remaining and available for future issuance under the Plan is 403,437 after adjusting for subsequent stock dividends.

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

On January 20, 2009, the Committee granted options to purchase an aggregate of 446,659 shares, after adjusting for the 5% stock dividend declared in August 2010, of Company common stock under the Plan to directors and officers of the Company, as follows:

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

NOTE 8 – STOCK BASED COMPENSATION PLANS (Continued)

Stock based compensation expense related to the stock option grants, was approximately $30,000 and $25,000 during the three months ended March 31, 2011 and 2010, respectively, and is included in salaries and employee benefits on the statements of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $351,000 as of March 31, 2011 and will be recognized over the subsequent 2.7 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2011:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	847,450	$6.90
Options exercised	(12,864)	3.39
Options outstanding, March 31, 2011	834,586	$6.95	5.2 years	$771,139
Options exercisable, March 31, 2011	598,250	$8.30	4.1 years	$429,091
Option price range at March 31, 2011	$3.10 to $14.60

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, was $19,000 and $0, respectively. Cash received from such exercises was $43,000 and $14,000, respectively. A tax benefit of $5,000 was recognized during the three month period ended March 31, 2011 as compared to $0 for the same period in 2010.

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

NOTE 8 – STOCK BASED COMPENSATION PLANS (Continued)

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

Total unrecognized compensation cost related to restricted stock options under the Plan was $68,000 as of March 31, 2011 and will be recognized over the subsequent 2.3 years.

Compensation expense related to the restricted stock was $9,000 and $0 for the three month periods ended March 31, 2011 and 2010, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month period ended March 31, 2011 and 2010 related to the restricted stock compensation.

The following table summarizes information about restricted stock for the three month period ended March 31, 2011 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	21,400	$4.05
Granted	-	-
Outstanding at March 31, 2011	21,400	$4.05

All share and per share data have been retroactively adjusted to reflect the 5% stock dividend issued on October 22, 2010 to shareholders of record as of September 24, 2010.

NOTE 9 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2011, the Company had $5,332,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

NOTE 10 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at March 31, 2011 and December 31, 2010, respectively, as follows:

	Amount	Rate	Original Term	Maturity
(dollars in thousands)

Convertible Note	$ 7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	2.71%	7 years	August 2017

	$ 13,500	3.18%

NOTE 10 – BORROWINGS (Continued)

The $7.5 million convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then current market rate offered by the FHLB. The Company has the option to repay this advance, if converted, without penalty.

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at March 31, 2011 and December 31, 2010.

There were no short-term borrowings from the FHLB at March 31, 2011 and December 31, 2010. Advances from the FHLB are secured by qualifying assets of the Bank.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

An assets or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2011

Securities available for sale:
U.S. Government agency securities	$-	$5,773	$-	$5,773
Municipal securities	-	1,529	-	1,529
GSE: Residential mortgage-backed securities	-	17,320	-	17,320
Collateralized residential mortgage obligations	-	8,915	-	8,915
Corporate debt securities, primarily financial institutions	-	3,107	95	3,202
CRA mutual Fund	2,203	-	-	2,203

Total	$2,203	$36,644	$95	$38,942

At December 31, 2010

Securities available for sale:
U.S. Government agency securities	$-	$5,786	$-	$5,786
Municipal securities	-	2,016	-	2,016
GSE: Residential mortgage-backed securities	-	16,251	-	16,251
Collateralized residential mortgage obligations	-	5,745	-	5,745
Corporate debt securities, primarily financial institutions	-	3,058	29	3,087
CRA mutual Fund	2,194	-	-	2,194

Total	$2,194	$32,856	$29	$35,079

 NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)

Beginning balance January 1	$29	$140
Total gains/(losses) – (realized/unrealized):
Included in other comprehensive income	66	(38)

Balance at end of period	$95	$102

 For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2011
Impaired loans	$-	$-	$7,039	$7,039
Other real estate owned	-	-	7,686	7,686

At December 31, 2010
Impaired loans	$-	$-	$7,507	$7,507
Other real estate owned	-	-	8,098	8,098

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

•
Other real estate owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2011, properties totaling $7,686,000 million were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

 NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2011 and December 31, 2010, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2011 and December 31, 2010.

 The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$40,765	$40,765	$34,443	$34,443
Securities available for sale	38,942	38,942	35,079	35,079
Securities held to maturity	8,342	8,228	10,829	10,643
Restricted stock	1,420	1,420	1,420	1,420
Loans receivable	515,445	522,649	506,748	507,968
Accrued interest receivable	1,945	1,945	1,911	1,911

Financial liabilities:
Deposits	536,668	538,119	524,471	526,142
Securities sold under agreements to repurchase	17,475	17,475	14,857	14,857
Long-term debt	13,500	14,646	13,500	14,649
Accrued interest payable	86	86	93	93

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

NOTE 12 – SHAREHOLDERS’ EQUITY

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2010 Form 10-K.

Critical Accounting Policies and Estimates

The following discussion is based upon the financial statements of the Company, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.

Note 1 to the Company’s consolidated financial statements included in the 2010 Form 10-K contains a summary of our significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The level of the allowance is determined by assigning specific allowances to impaired loans and general allowances on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate general allowances. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans).

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

Overview

The Company reported net income to common shareholders of $780,000 for the three months ended March 31, 2011, compared to $490,000, for the same period in 2010, an increase of 59.2%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.10 for the quarter ended March 31, 2011 compared to $0.07 for the same period in 2010. Dividends and accretion related to the preferred stock issued to the Treasury reduced earnings for the first quarter of 2011 and 2010 by $143,000, or $0.02 per fully diluted common share. The annualized return on average assets increased to 0.57% for the three months ended March 31, 2011 as compared to 0.39% for the same period in 2010. The annualized return on average shareholders’ equity increased to 4.57% for the three month period ended March 31, 2011 as compared to 3.28% for the three months ended March 31, 2010.

Net interest income increased by $494,000, or 8.5%, for the quarter ended March 31, 2011 over the same period in 2010, primarily as a result of lower deposit rates and a higher level of core checking deposits. On a linked quarter basis, net interest income decreased by $132,000, or 2.0%, from the $6.5 million earned in the fourth quarter of 2010, due primarily to two less days in the first quarter compared to the fourth quarter of 2010. The Company reported a net interest margin of 4.33% for the quarter ended March 31, 2011, an increase of 6 basis points when compared to the 4.27% for the quarter ended December 31, 2010 and 38 basis points when compared to the 3.95% reported for the quarter ended March 31, 2010. This increase was primarily due to lower deposit rates, a higher level of core checking deposits and, to a lesser degree, an improvement in our earning asset mix.

The provision for loan losses for the three months ended March 31, 2011 decreased to $525,000, as compared to a provision for loan losses of $700,000 for the corresponding 2010 period. The $525,000 provision for three months ended March 31, 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth.

Non-interest income for the quarter ended March 31, 2011 totaled $441,000, a decrease of $39,000, or 8.1%, compared to the same period in 2010. The decrease is primarily due to lower fees generated by the residential loan department resulting from lower origination volume.

Non-interest expense for the quarter ended March 31, 2011 totaled $4.8 million, an increase of $153,000, or 3.3%, from the same period in 2010.  The increase was primarily due to higher salary and benefits costs resulting in part from the expansion of our lending division, annual salary increases and rising medical insurance costs.

Total assets at March 31, 2011 were $652.7 million, up 2.5% from total assets of $636.8 million at December 31, 2010. Total deposits were $536.7 million at March 31, 2011, an increase of 2.3% from total deposits of $524.5 million at December 31, 2010. Total loans at March 31, 2011 were $522.0 million, an increase of 1.8% from the total loans of $513.0 million at December 31, 2010.

At March 31, 2011, the Company’s allowance for loan losses was $6.5 million, compared with $6.2 million at December 31, 2010. The allowance for loan losses as a percentage of total loans at March 31, 2011 was 1.25%, compared with 1.22% at December 31, 2010. Non-accrual loans were $6.2 million at March 31, 2011, compared with $5.6 million at December 31, 2010. OREO properties were $7.7 million at March 31, 2011, compared to $8.1 million at December 31, 2010.

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

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Three months ended March 31,
	2011	2010
Return on average assets	0.57%	0.39%
Return on average tangible assets	0.59%	0.40%
Return on average shareholders' equity	4.57%	3.28%
Return on average tangible shareholders' equity	5.95%	4.34%
Net interest margin	4.33%	3.95%
Average equity to average assets	12.53%	11.92%
Average tangible equity to average tangible assets	9.91%	9.27%

We anticipate that our earnings will remain challenged in 2011 principally due to the sluggish economic conditions in the New Jersey commercial and real estate markets. In addition, should a further general decline in economic conditions in New Jersey continue throughout 2011 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Three months ended March 31, 2011 compared to March 31, 2010

Net Interest Income

Net interest income increased by $494,000, or 8.5%, to $6.3 million for the three months ended March 31, 2011 compared to $5.8 million for the corresponding period in 2010, primarily as a result of lower deposit rates and a higher level of core checking deposits. The net interest margin and net interest spread increased to 4.33% and 4.12%, respectively, for the three months ended March 31, 2011 from 3.95% and 3.69%, respectively, for the three months ended March 31, 2010.

Total interest income for the three months ended March 31, 2011 decreased by $13,000, or 0.2%. The decrease in interest income was primarily due to an interest rate related decrease in interest income of $74,000 partially offset by a volume related increase in interest income of $61,000 for the first quarter of 2011 as compared to the same prior year period.

Interest and fees on loans increased $58,000, or 0.8%, to $7.3 million for the three months ended March 31, 2011 compared to $7.2 million for the corresponding period in 2010. Of the $58,000 increase in interest and fees on loans, $69,000 was attributable to volume-related increases. This increase was partially offset by an interest rate-related decrease of $11,000. The average balance of the loan portfolio for the three months ended March 31, 2011 increased by $4.9 million, or 1.0%, to $515.1 million from $510.2 million for the corresponding period in 2010. The average annualized yield on the loan portfolio was 5.71% for the quarter ended March 31, 2011 compared to 5.72% for the quarter ended March 31, 2010. Additionally, the average balance of non-accrual loans, which amounted to $6.2 million and $13.4 million at March 31, 2011 and 2010, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $19,000 for the three months ended March 31, 2011, representing an increase of $2,000, or 11.8%, from $17,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, Federal funds sold had an average balance of $7.0 million with an average annualized yield of 0.23%, as compared to $30.1 million with an average annualized yield of 0.15% for the three months ended March 31, 2010. During the first quarter 2010, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Accordingly, for the three months ended March 31, 2011, interest bearing deposits had an average balance of $24.0 million and an average annualized yield of 0.25% as compared to an average balance of $10.5 million and an average annualized yield of 0.23% for the same period in 2010.

Interest income on investment securities totaled $375,000 for the three months ended March 31, 2011 compared to $448,000 for the three months ended March 31, 2010, a decrease of $73,000, or 16.3%. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the three months ended March 31, 2011, investment securities had an average balance of $46.8 million with an average annualized yield of 3.20% compared to an average balance of $48.6 million with an average annualized yield of 3.69% for the three months ended March 31, 2010.

Interest expense on interest-bearing liabilities amounted to $1.3 million for the three months ended March 31, 2011 compared to $1.8 million for the corresponding period in 2010, a decrease of $507,000, or 27.9%. Of this decrease in interest expense, $462,000 was due to rate-related decreases primarily resulting from lower deposit costs, as well as a $45,000 in volume-related decreases.

During 2010 and into 2011, management continued to focus on developing core deposit relationships at the Bank. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core money market and savings account deposit products. The average balance of interest-bearing liabilities decreased to $477.6 million for the three months ended March 31, 2011 from $494.0 million for the same period last year, a decrease of $16.4 million, or 3.3%. Our average balance in certificates of deposit decreased by $15.2 million, or 12.1%, to $110.7 million with an average annualized yield of 1.91% for the first quarter of 2011 from $125.9 million with an average annualized yield of 1.99% for the same period in 2010. Average money market deposits decreased by $10.3 million over this same period while the average annualized yield declined by 55 basis points. Additionally, average savings deposits decreased by $3.2 million over this same period and the average annualized yield declined by 48 basis points. These average balance decreases were partially offset by increases of $6.0 million in average NOW deposits, which increased from $46.3 million with an average annualized yield of 0.75% during the first quarter of 2010, to $52.3 million with an average annualized yield of 0.45% during the first quarter of 2011. During the first quarter of 2011, our average demand deposits reached $81.5 million, an increase of $8.4 million, or 11.5%, over the same period last year. For the three months ended March 31, 2011, the average annualized cost for all interest-bearing liabilities was 1.11%, compared to 1.49% for the three months ended March 31, 2010, a decrease of 38 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2011 were $15.2 million, with an average interest rate of 0.82%, compared to $14.9 million, with an average interest rate of 1.45%, for the first quarter of 2010.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2011 were $13.5 million, with an average interest rate of 3.21%, compared to $7.5 million, with an average interest rate of 4.00%, for the first quarter of 2010.

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

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$24,004	$15	0.25%	$10,456	$6	0.23%
Federal funds sold	7,000	4	0.23%	30,146	11	0.15%
Investment securities	46,829	375	3.20%	48,572	448	3.69%
Loans, net of unearned fees (1) (2)	515,080	7,251	5.71%	510,199	7,193	5.72%

Total Interest Earning Assets	592,913	7,645	5.23%	599,373	7,658	5.18%

Non-Interest Earning Assets:
Allowance for loan losses	(6,263)			(6,278)
All other assets	58,017			54,865

Total Assets	$644,667			$647,960

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$52,289	58	0.45%	$46,257	85	0.75%
Savings deposits	193,806	442	0.92%	197,034	681	1.40%
Money market deposits	92,074	153	0.67%	102,407	308	1.22%
Time deposits	110,701	521	1.91%	125,921	618	1.99%
Repurchase agreements	15,249	31	0.82%	14,856	53	1.45%
FHLB-term borrowings	13,500	107	3.21%	7,500	74	4.00%

Total Interest Bearing Liabilities	477,619	1,312	1.11%	493,975	1,819	1.49%

Non-Interest Bearing Liabilities:
Demand deposits	81,530			73,089
Other liabilities	4,753			3,629

Total Non-Interest Bearing Liabilities	86,283			76,718

Shareholders' Equity	80,765			77,267

Total Liabilities and Shareholders' Equity	$644,667			$647,960

NET INTEREST INCOME		$6,333			$5,839

NET INTEREST SPREAD (3)			4.12%			3.69%

NET INTEREST MARGIN(4)			4.33%			3.95%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2011
	Compared to Three Months Ended
	March 31, 2010
	Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$8	$1	$9
Federal funds sold	-	(7)	(7)
Investment securities	(16)	(57)	(73)
Loans	69	(11)	58

Total Interest Income	61	(74)	(13)

Interest Paid On:
NOW deposits	11	(38)	(27)
Savings deposits	(11)	(228)	(239)
Money market deposits	(31)	(124)	(155)
Time deposits	(74)	(23)	(97)
Repurchase agreements	1	(23)	(22)
Long-term debt	59	(26)	33

Total Interest Expense	(45)	(462)	(507)

Net Interest Income	$106	$388	$494

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2011 decreased to $525,000, as compared to a provision for loan losses of $700,000 for the corresponding 2010 period. The $525,000 provision for three months ended March 31, 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The allowance for loan loss totaled $6.5 million, or 1.25% of total loans at March 31, 2011, as compared to $6.2 million, or 1.22% at December 31, 2010.

In management’s opinion, the allowance for loan losses, totaling $6.5 million at March 31, 2011, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate continued loan volume during 2011 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2011, non-interest income amounted to $441,000 compared to $480,000 for the corresponding period in 2010. This decrease was primarily due to other loan fees decreasing approximately $38,000, or 25.9%, due primarily to lower fees generated by our residential mortgage department and, to a lesser degree, a decrease of $9,000, or 6.6%, in service fees on deposit accounts. These decreases were partially offset by higher bank-owned life insurance income of approximately $4,000, or 4.5%, resulting from increased purchases of such investments during 2010, and an increase of $4,000, or 3.6%, in other income primarily due to higher debit card activity.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2011 increased $153,000, or 3.3%, to $4.8 million compared to $4.6 million for the three months ended March 31, 2010. This increase was primarily due to salaries and employee benefits increasing $284,000, or 12.2%, resulting in part to the expansion of our lending division, annual salary merit increases and rising medical insurance costs. Loan workout and OREO expenses increased $12,000, or 9.8% primarily due to an increase in carrying costs and workout expenses relating to our impaired loans and OREO assets. These increases were offset by decreases in occupancy and equipment expense of $40,000, or 4.6%, primarily due to lower depreciation on capitalized expenditures. FDIC insurance and assessments decreased by $37,000, or 14.0%, primarily due to lower deposit levels as compared to the same period last year. Outside service fees decreased $26,000, or 21.3% due to lower network processing charges and appraisal costs. Subsequent to the acquisition of Town Bank as of April 1, 2006, the Company began amortizing identifiable intangible assets and incurred $58,000 in amortization expense for the first quarter of 2011 compared to $67,000 for the corresponding period in 2010.

Income Taxes

The Company recorded income tax expense of $535,000 for the three months ended March 31, 2011 compared to $348,000 for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 was 36.7%, compared to 35.5% for the corresponding period in 2010.

FINANCIAL CONDITION

Assets

At March 31, 2011, our total assets were $652.7 million, an increase of $15.9 million, or 2.5%, over total assets of $636.8 million at December 31, 2010. At March 31, 2011, our total loans were $522.0 million, an increase of $9.0 million, or 1.8%, from the $513.0 million reported at December 31, 2010. Investment securities were $48.7 million at March 31, 2011 as compared to $47.3 million at December 31, 2010, an increase of $1.4 million, or 2.9%. At March 31, 2011, cash and cash equivalents totaled $40.8 million compared to $34.4 million at December 31, 2010, an increase of $6.4 million, or 18.4%, as our liquidity position continues to be strong at March 31, 2011. Goodwill totaled $18.1 million at both March 31, 2011 and December 31, 2010.

Liabilities

Total deposits increased $12.2 million, or 2.3%, to $536.7 million at March 31, 2011, from $524.5 million at December 31, 2010. Deposits are the Company’s primary source of funds. The deposit increase during the three month period ending March 31, 2011 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during 2011 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $48.7 million at March 31, 2011 compared to $47.3 million at December 31, 2010, an increase of $1.4 million, or 2.9%. During the three months ended March 31, 2011, investment securities purchases amounted to $6.7 million, while repayments and maturities amounted to $5.4 million. There were no sales of securities available for sale during the three months ended March 31, 2011 and 2010.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2011, the Company maintained $17.3 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.4 million at March 31, 2011. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $405,000 at March 31, 2011.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $0 and $72,000 was recognized on the statement of operations during the three month period ending March 31, 2011 and for the year ended 2010, respectively. The Company recognized $177,000 and $243,000 of the other-than-temporary impairment in other comprehensive income at March 31, 2011 and 2010, respectively. The Company had no other-than-temporary impairment charge to earnings during the three months ended March 31, 2011 and 2010, respectively.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2011, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $272,000 at March 31, 2011, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2011 and December 31, 2010.

	March 31,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$134,632	25.8%	$134,266	26.1%
Real estate – construction	34,578	6.6%	33,909	6.6%
Real estate – commercial	273,143	52.3%	262,996	51.2%
Real estate – residential	20,623	3.9%	21,473	4.2%
Consumer	59,593	11.4%	60,879	11.9%
Unearned fees	(583)	0.0%	(529)	0.0%
Total loans	$521,986	100.0%	$512,994	100.0%

For the three months ended March 31, 2011, total loans increased by $9.0 million, or 1.8%, to $522.0 million from $513.0 million at December 31, 2010. Adverse credit conditions have created a difficult environment for both borrowers and lenders.

Real estate commercial loans increased $10.1 million, or 3.9%, to $273.1 million at March 31, 2011 from $263.0 million at December 31, 2010. Commercial and industrial loans increased by $366,000, or 0.3%, to $134.6 million at March 31, 2011 from $134.3 million at December 31, 2010. Real estate construction loans increased by $669,000, or 2.0%, to $34.6 million at March 31, 2011 from $33.9 million at December 31, 2010. These increases were partially offset by decreases in real estate residential loans which decreased by $850,000, or 4.0%, to $20.6 million at March 31, 2011 from $21.5 million at December 31, 2010, and consumer loans which decreased $1.3 million, or 2.1%, to $59.6 million at March 31, 2011 from $60.9 million at December 31, 2010.

Other Real Estate Owned (“OREO”)

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2011, the Bank had $7.7 million in other real estate owned as compared to $8.1 million in other real estate owned at December 31, 2010.

The decrease of $412,000 is due to the sale of one property located in Middlesex County for $407,000, for which the Company recognized a $5,000 loss. The OREO balance at March 31, 2011 includes our single largest OREO asset in the amount of $3.3 million, which was a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $2.4 million commercial time note, which was comprised of five pieces of collateral, subsequent to the sale of the aforementioned property. This OREO is now comprised of four pieces of collateral. The remaining $2.0 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. All of our OREO are being aggressively marketed, and based on recent analysis, we do not currently anticipate any further loss from the ultimate liquidation of these properties.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. Through a variety of strategies, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth County New Jersey area. We continue to have lending success and growth in the Medical markets through our Private Banking Department. Since the later part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated.

There is continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

At March 31, 2011, commercial and industrial loans accounted for 25.8% of total loans, real estate - construction loans accounted for 6.6% of total loans and real estate – commercial loans accounted for 52.3% of total loans.  Real estate - residential accounted for 3.9% of total loans and consumer loans accounted for 11.4% of total loans. These percentages are well below our policy limits.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration include whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment; or increases in pre-sales fallout.  A new appraisal may not be necessary in instances where an internal evaluation is used and appropriately updates the original appraisal assumptions to reflect current market conditions and provides an estimate of the collateral’s fair value for impairment analysis.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis, past due 90 days or more and still accruing, or have been restructured to provide a reduction of or deferral of interest or principal because of a weakening in the financial condition of the borrowers. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At March 31, 2011 and December 31, 2010, the Company had $6.2 million and $5.6 million, respectively, in non-accrual loans. The increase in non-performing loans at March 31, 2011 from December 31, 2010 was due largely to the addition of one $582,000 commercial and industrial loan, and management believes that this is not indicative of any systemic trends that we are aware of. All of the non-performing loans are secured by real estate. There were no loan balances past due 90 days or more and still accruing at March 31, 2011 and December 31, 2010.

The following table summarizes our non-performing assets as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	March 31, 2011	December 31, 2010

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$1,374	$792
Real estate-construction	523	523
Real estate-commercial	597	605
Consumer	3,724	3,729

Total Non-Performing Loans	6,218	5,649

Other Real Estate Owned	7,686	8,098

Total Non-Performing Assets	$13,904	$13,747

Ratios:

Non-Performing loans to total loans	1.19%	1.10%

Non-Performing assets to total assets	2.13%	2.16%

Restructured Loans	$4,895	$5,435

At March 31, 2011, non-performing commercial and industrial loans increased by $582,000 and real estate construction loans and consumer loans decreased by $8,000 and $5,000, respectively, from December 31, 2010. During the three month period ending March 31, 2011, there was one non-performing commercial construction loan in the amount of $523,000 and three commercial and industrial loans totaling $1.4 million. Real estate commercial loans consisted of two loans totaling $597,000 and consumer loans totaled $3.7 million consisting of three loans. At March 31, 2011, OREO balance was at $7.7 million as compared to $8.1 at December 31, 2010. Our single largest OREO asset is a $3.3 million commercial construction loan, which was taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO relates to a $2.4 million commercial time note, which is currently comprised of four pieces of collateral. The remaining $2.0 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. The decrease in the OREO balance from December 31, 2010 of $412,000 is due to the sale of one property located in Middlesex County for $407,000, for which the Company recognized a $5,000 loss.

At March 31, 2011, non-performing commercial and industrial loans increased by $582,000 from December 31, 2010, due to the addition of one loan during the first quarter.

At March 31, 2011, non-performing real-estate commercial loans decreased by $8,000 from December 31, 2010, due primarily to one loan which is making current payments through the Chapter 13 bankruptcy plan.

At March 31, 2011, non-performing consumer loans decreased by $5,000 from December 31, 2010, due primarily to one loan which is making current payments through the Chapter 13 bankruptcy plan.

Restructured loans are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans and, at March 31, 2011, all such loans continued to pay as agreed under the terms of the restructuring agreement.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010.

	March 31,		December 31,
	2011	2010	2010
	(in thousands, except percentages)

Balance at beginning of year	$6,246	$6,184	$6,184
Provision charged to expense	525	700	3,100
Loans charged off, net	(230)	-	(3,038)

Balance of allowance at end of period	$6,541	$6,884	$6,246

Ratio of net charge-offs to average loans outstanding	0.04%	-	0.59%

Balance of allowance as a percent of loans at period-end	1.25%	1.36%	1.22%

At March 31, 2011, the Company’s allowance for loan losses was $6.5 million, compared with $6.2 million at December 31, 2010.  Loss allowance as a percentage of total loans at March 31, 2011 was 1.25%, compared with 1.22% at December 31, 2010. The Company had total provisions to the allowance for loan losses for the three month period ended March 31, 2011 in the amount of $525,000 as compared to $700,000 for the comparable period in 2010. There was $230,000 in net charge-offs for the three months ended March 31, 2011, compared to none for the same period in 2010. During the first quarter of 2011, the Company recorded a charge-off of $235,000 in connection with one commercial and industrial loan which was classified as troubled debt restructuring and had been previously reserved for. Non-performing loans at March 31, 2011 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Our methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various asset components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trend of loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new products and markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are taken  into consideration. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review auditors, directors’ loan committee, and board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.

While there are some signs of increasing economic stability in some of our markets, the economy remains challenging, and as such prudent risk management must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy and prolonged high levels of unemployment. Collectively, these actions have resulted in an increase in our allowance levels. We apply this process and methodology in a consistent manner and reassess and modify the estimation methods and assumptions on a regular basis.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review auditors, directors’ loan committee, and board of directors.  The level of the allowance is determined by assigning specific allowances to impaired loans and general allowances on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009 and 2010, the Company purchased an additional $3.5 million and $1.0 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $23,000 for the three months ended March 31, 2011 and 2010. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $93,000 and $89,000 for the three months ended March 31, 2011 and 2010, respectively.

Premises and Equipment

Premises and equipment totaled approximately $3.0 million and $3.1 million at March 31, 2011 and December 31, 2010, respectively. The Company purchased premises and equipment amounting to $74,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $194,000 during the three months ended March 31, 2011.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.7 million at March 31, 2011 and December 31, 2010. The Company’s intangible assets at March 31, 2011 were comprised of $18.1 million of goodwill and $574,000 of core deposit intangibles, net of accumulated amortization of $1.5 million. At December 31, 2010, the Company’s intangible assets were comprised of $18.1 million of goodwill and $632,000 of core deposit intangibles, net of accumulated amortization of $1.5 million.

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

At March 31, 2011, total deposits amounted to $536.7 million, reflecting an increase of $12.2 million, or 2.3%, from December 31, 2010. Core checking deposits increased $6.4 million, or 4.9%, savings accounts, inclusive of money market deposits, increased $1.0 million, or 0.4%, and time deposits increased $4.8 million, or 4.4%, during the first quarter of 2011. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at March 31, 2011 accounted for 90.1% of total deposits, compared to 89.8% at December 31, 2010. The balance in our certificates of deposit (“CD’s”) over $100,000 at March 31, 2011 totaled $53.3 million as compared to $53.5 million at December 31, 2010. During the three months ended March 31, 2011, the Company placed $5.0 million in brokered CD’s. The term on these CD’s range from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million and established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. There were no outstanding borrowings under these lines at March 31, 2011 and December 31, 2010.  The Bank also has a remaining borrowing capacity with the FHLB of approximately $46.8 million based on current collateral pledged. At March 31, 2011 and December 31, 2010, the Bank had no short-term borrowings outstanding under this line.

Long-term debt consisted of the following FHLB fixed rate advances at March 31, 2011 and at December 31, 2010:

	Amount	Rate	Original Term	Maturity
(dollars in thousands)

Convertible Note	$ 7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	2.71%	7 years	August 2017

	$ 13,500	3.18%

The $7.5 million convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then current market rate offered by the FHLB. The Company has the option to repay this advance, if converted, without penalty.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $17.5 million at March 31, 2011 from $14.9 million at December 31, 2010, an increase of $2.6 million, or 17.6%.

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

At March 31, 2011, the Company had $40.8 million in cash and cash equivalents as compared to $34.4 million at December 31, 2010. Cash and cash equivalent balances consisted of $7.0 million in Federal funds sold at March 31, 2011 and December 31, 2010, and $26.6 million and $21.3 million at the Federal Reserve Bank of New York at March 31, 2011 and December 31, 2010, respectively. It was determined by management during 2010 to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averages approximately 10 basis points higher. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Home equity lines of credit	$28,569	$27,897
Commitments to fund commercial real estate and construction loans	52,475	32,908
Commitments to fund commercial and industrial loans	42,513	43,734
Commercial and financial letters of credit	5,332	5,661
	$128,889	$110,200

Capital

Shareholders’ equity increased by approximately $952,000, or 1.2%, to $81.1 million at March 31, 2011 compared to $80.2 million at December 31, 2010. Net income for the three month period ended March 31, 2011 added $923,000 to shareholders’ equity. Additionally, stock option compensation expense of $39,000, $48,000 in options exercised and $54,000 in the net unrealized gains on securities available for sale, net of tax, all contributed to the increase. These increases were partially offset by $112,000 relating to the dividends on the preferred stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at March 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of the Company and the Bank, at March 31, 2011 and December 31, 2010, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Community Partners	9.94%	9.75%	11.18%	11.19%	12.36%	12.33%
Two River	9.93%	9.73%	11.17%	11.16%	12.35%	12.31%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMUNITY PARTNERS BANCORP

Date: May 16, 2011	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)