Form 10-Q
period 2011-06-30
Community Partners Bancorp
filed 2011-08-12
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 4, 2011, there were 7,694,857 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$9,482	$6,171
Interest-bearing deposits in bank	54,830	21,272
Federal funds sold	-	7,000

Cash and cash equivalents	64,312	34,443

Securities available-for-sale	39,619	35,079
Securities held-to-maturity (fair value of $10,193 and $10,643 at June 30, 2011 and December 31, 2010, respectively)	10,053	10,829
Restricted stock at cost	1,480	1,420

Loans	520,418	512,994
Allowance for loan losses	(6,802)	(6,246)
Net loans	513,616	506,748

Other real estate owned	7,631	8,098
Bank-owned life insurance	9,360	9,174
Premises and equipment, net	2,849	3,089
Accrued interest receivable	1,834	1,911
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,580 and $1,474 at June 30, 2011 and December 31, 2010, respectively	526	632
Other assets	7,454	7,311

TOTAL ASSETS	$676,843	$636,843

LIABILITIES
Deposits:
Non-interest bearing	$88,388	$77,378
Interest bearing	472,564	447,093

Total Deposits	560,952	524,471

Securities sold under agreements to repurchase	16,373	14,857
Accrued interest payable	105	93
Long-term debt	13,500	13,500
Other liabilities	3,451	3,734

Total Liabilities	594,381	556,655

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized; $1,000 liquidation preference per share, 9,000 shares issued and outstanding at June 30, 2011 and at December 31, 2010	8,689	8,628
Common stock, no par value; 25,000,000 shares authorized; 7,663,826 and 7,620,929 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	70,296	70,067
Retained earnings	3.040	1,325
Accumulated other comprehensive income	437	168

Total Shareholders' Equity	82,462	80,188

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$676,843	$636,843

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
     (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

INTEREST INCOME:
Loans, including fees	$7,424	$7,338	$14,675	$14,531
Securities:
Taxable	301	319	590	674
Tax-exempt	91	94	177	187
Federal funds sold and interest bearing deposits	27	37	46	54
Total Interest Income	7,843	7,788	15,488	15,446
INTEREST EXPENSE:
Deposits	1,208	1,460	2,382	3,152
Securities sold under agreements to repurchase	32	42	63	95
Borrowings	108	76	215	150
Total Interest Expense	1,348	1,578	2,660	3,397
Net Interest Income	6,495	6,210	12,828	12,049
PROVISION FOR LOAN LOSSES	600	700	1,125	1,400
Net Interest Income after Provision for Loan Losses	5,895	5,510	11,703	10,649
NON-INTEREST INCOME:
Service fees on deposit accounts	144	123	268	256
Other loan fees	115	149	224	296
Earnings from investment in life insurance	93	87	186	176
Net gain on sale of SBA loans	81	-	81	-
Net gain on sale of OREO properties	305	2	300	48
Other income	130	119	245	230
Total Non-Interest Income	868	480	1,304	1,006
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,702	2,448	5,323	4,785
Occupancy and equipment	789	816	1,622	1,689
Professional	220	241	407	454
Insurance	100	102	199	183
FDIC insurance and assessments	163	252	390	516
Advertising	60	75	110	150
Data processing	163	161	317	311
Outside services fees	100	111	196	233
Amortization of identifiable intangibles	48	57	106	124
Loan workout and OREO expenses	258	73	387	242
Other operating	449	345	781	678
Total Non-Interest Expenses	5,052	4,681	9,838	9,365
Income before Income Taxes	1,711	1,309	3,169	2,290
INCOME TAX EXPENSE	633	471	1,168	819
Net Income	1,078	838	2,001	1,471
Preferred stock dividend and discount accretion	(143)	(143)	(286)	(286)
Net income available to common shareholders	$935	$695	$1,715	$1,185
EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.09	$0.22	$0.16
Diluted	$0.12	$0.09	$0.22	$0.16
Weighted average common shares outstanding:
Basic	7,652	7,553	7,630	7,544
Diluted	7,804	7,649	7,787	7,601

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(dollar amounts in thousands)

		Common Stock		Retained	Accumulated
	Preferred Stock	Outstanding shares	Amount	Earnings (Accumulated Deficit)	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Comprehensive income:
Net income	-	-	-	2,001	-	2,001
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	269	269

Total comprehensive income	-	-	-	-	-	$2,270

Preferred stock discount accretion	61	-	-	(61)	-	-

Dividends on preferred stock	-	-	-	(225)	-	(225)

Options exercised	-	42,046	136	-	-	136

Tax-benefit-exercised non-qualified stock options	-	-	13	-	-	13

Employee stock purchase program	-	851	4	-	-	4

Stock option compensation expense	-	-	76	-	-	76

Balance, June 30, 2011	$8,689	7,663,826	$70,296	$3,040	$437	$82,462

Balance January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

Comprehensive income:
Net income	-	-	-	1,471	-	1,471
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	127	127

Total comprehensive income						$1,598

Preferred stock discount accretion	60	-	-	(60)	-	-

Dividends on preferred stock	-	-	-	(226)	-	(226)

Options exercised	-	11,742	41	-	-	41

Stock option compensation expense	-	-	53	-	-	53

Balance, June 30, 2010	$8,568	7,194,139	$69,888	$(529)	$376	$78,303

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$2,001	$1,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	482
Provision for loan losses	1,125	1,400
Intangible amortization	106	124
Net amortization of securities premiums and discounts	72	62
Earnings from investment in life insurance	(186)	(176)
Net realized gain on sale of other real estate owned	(300)	(48)
Impairment on property held for sale	75	-
Impairment on other real estate owned	100	-
Stock option compensation expense	76	53
Gain from sale of SBA loans	(81)	-
(Increase) decrease in assets:
Accrued interest receivable	77	134
Other assets	(386)	662
(Decrease) increase in liabilities:
Accrued interest payable	12	(62)
Other liabilities	(283)	288
Net cash provided by operating activities	2,789	4,390
Cash flows from investing activities:
Purchase of securities available-for-sale	(12,376)	(5,551)
Purchase of securities held-to-maturity	(2,651)	(1,823)
Proceeds from repayments, calls and maturities of securities available-for-sale	8,206	11,793
Proceeds from repayments, calls and maturities of securities held to maturity	3,422	1,500
Proceeds from sale of SBA loans	1,603	-
Purchase of restricted stock	(60)	(150)
Purchase of bank-owned life insurance	-	(24)
Net increase in loans	(10,103)	(1,948)
Purchases of premises and equipment	(141)	(159)
Construction advances on other real estate owned	(352)	-
Proceeds from sale of other real estate owned	1,607	2,986
Net cash (used in) provided by investing activities	(10,845)	6,624
Cash flows from financing activities:
Net increase in deposits	36,481	16,299
Net increase (decrease) in securities sold under agreements to repurchase	1,516	(1,001)
Cash dividends paid on preferred stock	(225)	(226)
Proceeds from employee stock purchase plan	4	-
Proceeds from exercise of stock options	136	41
Tax benefit of options exercised	13	-
Net cash provided by financing activities	37,925	15,113
Net increase in cash and cash equivalents	29,869	26,127
Cash and cash equivalents – beginning	34,443	42,735
Cash and cash equivalents - ending	$64,312	$68,862
Supplementary cash flow information:
Interest paid	$2,648	$3,459
Income taxes paid	$2,116	$531
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$588	$2,938

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings One LLC, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Four LLC, TRCB Holdings Five LLC, TRCB Holdings Six LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “2010 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011 for items that should potentially be recognized or disclosed in these financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and six months ended June 30, 2010 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three and six months ended June 30, 2011. These reclassifications had no effect on net income.

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

ASU 2011-02; The FASB has issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this ASU for annual periods ending on or after December 15, 2012. Early adoption is permitted. The implementation of ASU 2011-02 did not have a material impact on our financial position or results of operation.

ASU 2011-03; The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as forth by FASB ASC Topic 860, Transfers and Servicing. This ASU entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2011-04; This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

ASU 2011-05 The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
Net income	$1,078	$838	$2,001	$1,471
Preferred stock dividend and discount accretion	(143)	(143)	(286)	(286)

Net income applicable to common shareholders	$935	$695	$1,715	$1,185

Weighted average common shares outstanding	7,652,267	7,552,070	7,629,829	7,544,231

Effect of dilutive securities, stock options and warrants	151,950	97,371	156,848	56,942

Weighted average common shares outstanding used to calculate diluted earnings per share	7,804,217	7,649,441	7,786,677	7,601,173

Basic earnings per common share	$0.12	$0.09	$0.22	$0.16
Diluted earnings per common share	$0.12	$0.09	$0.22	$0.16

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 330,907 for the three-month and six-month periods ended June 30, 2011, and 709,973 and 754,399 for the three-month and six-month period ended June 30, 2010, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

June 30, 2011:

Securities available for sale:
U.S. Government agency securities	$1,001	$3	$-	$-	$1,004
Municipal securities	1,514	26	-	-	1,540
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	18,154	832	-	-	18,986
Collateralized residential mortgage obligations	12,415	219	-	-	12,634
Corporate debt securities, primarily financial institutions	3,581	11	(198)	(188)	3,206

	36,665	1,091	(198)	(188)	37,370
Community Reinvestment Act (“CRA”)
mutual fund	2,229	20	-	-	2,249

	$38,894	$1,111	$(198)	$(188)	$39,619

Securities held to maturity:
Municipal securities	$8,245	$391	$-	$(1)	$8,635
Corporate debt securities, primarily financial institutions	1,808	-	-	(250)	1,558

	$10,053	$391	$-	$(251)	$10,193

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2010:

Securities available for sale:
U.S. Government agency securities	$5,773	$25	$-	$(12)	$5,786
Municipal securities	2,006	22	-	(12)	2,016
GSE – Residential mortgage-backed securities	15,519	760	-	(28)	16,251
Collateralized residential mortgage obligations	5,702	75	-	(32)	5,745
Corporate debt securities, primarily financial institutions	3,597	15	(243)	(282)	3,087

	32,597	897	(243)	(366)	32,885

CRA mutual fund	2,196	-	-	(2)	2,194

	$34,793	$897	$(243)	$(368)	$35,079

Securities held to maturity:
Municipal securities	$8,522	$182	$-	$(6)	$8,698
Corporate debt securities, primarily financial institutions	2,307	1	-	(363)	1,945

	$10,829	$183	$-	$(369)	$10,643

The amortized cost and fair value of the Company’s debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$506	$513	$-	$-
Due in one year through five years	2,811	2,815	2,305	2,392
Due in five years through ten years	-	-	2,658	2,832
Due after ten years	2,779	2,422	5,090	4,969

	6,096	5,750	10,053	10,193

GSE – Residential mortgage-backed securities	18,154	18,986	-	-
Collateralized residential mortgage obligations	12,415	12,634	-	-

	$36,665	$37,370	$10,053	$10,193

The Company had no securities sales during the three and six months ended June 30, 2011 and 2010, respectively.

Certain of the Company’s investment securities, totaling $21,899,000 and $17,170,000 at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:	(in thousands)

Municipal securities	$110	$(1)	$-	$-	$110	$(1)
Corporate debt securities, primarily financial institutions	1,004	(2)	2,440	(634)	3,444	(636)

Total Temporarily
Impaired Securities	$1,114	$(3)	$2,440	$(634)	$3,554	$(637)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:	(in thousands)

U.S. Government agency securities	$3,739	$(12)	$-	$-	$3,739	$(12)
Municipal securities	1,024	(18)	-	-	1,024	(18)
GSE – Residential mortgage-backed securities	3,033	(28)	-	-	3,033	(28)
Collateralized residential mortgage obligations	1,982	(32)	-	-	1,982	(32)
Corporate debt securities, primarily financial institutions	1,794	(24)	2,207	(864)	4,001	(888)
CRA mutual fund	2,194	(2)	-	-	2,194	(2)

Total Temporarily
Impaired Securities	$13,766	$(116)	$2,207	$(864)	$15,973	$(980)

The Company had 8 securities in an unrealized loss position at June 30, 2011. In management’s opinion, the unrealized losses in municipal securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of June 30, 2011, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2011.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $272,000 at June 30, 2011. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. Total other-than-temporary impairment on this security was $426,000 at June 30, 2011.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $0 and $72,000 was recognized in operations during the six month period ending June 30, 2011 and for the year ended December 31, 2010, respectively. The Company recognized $198,000 and $243,000 of the other-than-temporary impairment in other comprehensive income at June 30, 2011 and December 31, 2010, respectively. The Company had no other-than-temporary impairment charge to earnings during the six months ended June 30, 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Beginning balance, January 1,	$228	$156
Amount related to the credit loss for which an
other-than-temporary impairment was
previously recognized	-	-

Ending balance, June 30,	$228	$156

Beginning balance, April 1,	$228	$156
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-	-

Ending balance, June 30,	$228	$156

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status when the loan is 90 days or more past due if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest previously accrued on these loans is reversed from income. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2011 and December 31, 2010, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The allowance consists of specific, general and unallocated components. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The specific component relates to loans that are classified as impaired. When a loan is impaired, there are three acceptable methods under ASC 310-10-35 for measuring the impairment:

1.	The loan’s observable market price;

2.	The fair value of the underlying collateral; or

3.	The present value (PV) of expected future cash flows.

Loans that are considered “collateral-dependent” should be evaluated under the “Fair market value of collateral.” Loans  that are still expected to be supported by repayment from the borrower should be evaluated under the “Present value of future cash flows.” At a minimum, most if not all Troubled Debt Restructures should be evaluated in this way, as these are loans in which the terms have been modified or restructured and repayment of a portion of the outstanding principal is expected.

For the most part, the Company measures impairment under the “Fair market value of collateral” for any loan that would rely on the value of collateral for recovery in the event of default. The individual impairment analysis for each loan is clearly documented as to the chosen valuation method.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Each factor is assigned a risk value to reflect low, moderate or high risk assessments based on management’s best judgment using current market, macro and other relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation in each factor and accompany the allowance for loan loss calculation.

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

The components of the loan portfolio at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)

Commercial and industrial	$136,028	$134,266
Real estate – construction	33,387	33,909
Real estate – commercial	273,938	262,996
Real estate – residential	19,507	21,473
Consumer	58,158	60,879

	521,018	513,523
Allowance for loan losses	(6,802)	(6,246)
Unearned fees	(600)	(529)

Net Loans	$513,616	$506,748

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2011			(In Thousands)

Commercial and industrial	$1,178	$1,323	$1,966	$4,467	$131,561	$136,028	$-
Real estate – construction	-	-	-	-	33,387	33,387	-
Real estate – commercial	2,632	1,214	330	4,176	269,762	273,938	-
Real estate – residential	-	414	263	677	18,830	19,507	-
Consumer	40	279	3,438	3,757	54,401	58,158	-

Total	$3,850	$3,230	$5,997	$13,077	$507,941	$521,018	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2010			(In Thousands)

Commercial and industrial	$1,492	$235	$792	$2,519	$131,747	$134,266	$-
Real estate – construction	-	-	523	523	33,386	33,909	-
Real estate – commercial	3,779	2,039	605	6,423	256,573	262,996	-
Real estate – residential	808	-	-	808	20,665	21,473	-
Consumer	31	278	3,729	4,038	56,841	60,879	-

Total	$6,110	$2,552	$5,649	$14,311	$499,212	$513,523	$-

The following table presents non-accrual loans by classes of the loan portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In Thousands)

Commercial and industrial	$1,966	$792
Real estate – construction	-	523
Real estate – commercial	330	605
Real estate – residential	263	-
Consumer	3,438	3,729

Total	$5,997	$5,649

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the six months ended June 30, 2011 and at or for the year ended December 31, 2010:

	At or for the six months ended June 30, 2011
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,818	$2,818	$-	$2,825	$61
Real estate – construction	529	529	-	530	11
Real estate – commercial	4,541	4,541	-	4,557	132
Real estate – residential	225	225	-	225	4
Consumer	253	253	-	253	6

With an allowance recorded:
Commercial and industrial	$1,762	$1,762	$790	$1,762	$26
Real estate – construction	1,825	1,825	71	1,825	62
Real estate – commercial	1,519	1,519	182	1,519	48
Real estate – residential	263	263	23	263	5
Consumer	3,438	3,888	393	3,437	-

Total:
Commercial and industrial	$4,580	$4,580	$790	$4,587	$87
Real estate – construction	2,354	2,354	71	2,355	73
Real estate – commercial	6,060	6,060	182	6,076	180
Real estate – residential	488	488	23	488	9
Consumer	3,691	4,141	393	3,690	6

	$17,173	$17,623	$1,459	$17,196	$355

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2010
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,751	$2,751	$-	$3,546	$187
Real estate – construction	532	532	-	532	23
Real estate – commercial	2,278	2,278	-	2,279	133
Real estate – residential	225	375	-	225	8
Consumer	353	353	-	353	13

With an allowance recorded:
Commercial and industrial	$1,010	$2,071	$476	$1,010	$46
Real estate – construction	2,348	3,638	142	2,348	1
Real estate – commercial	1,531	1,531	66	1,535	21
Real estate – residential	-	-	-	-	-
Consumer	3,629	4,129	327	3,632	108

Total:
Commercial and industrial	$3,761	$4,822	$476	$4,556	$233
Real estate – construction	2,880	4,170	142	2,880	24
Real estate – commercial	3,809	3,809	66	3,814	154
Real estate – residential	225	375	-	225	8
Consumer	3,982	4,482	327	3,985	121

	$14,657	$17,658	$1,011	$15,460	$540

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011	(In Thousands)

Commercial and industrial	$119,257	$7,245	$9,526	$-	$136,028
Real estate – construction	33,120	-	267	-	33,387
Real estate – commercial	260,611	3,965	9,362	-	273,938
Real estate – residential	19,244	-	263	-	19,507
Consumer	53,894	39	4,225	-	58,158

Total:	$486,126	$11,249	$23,643	$-	$521,018

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010	(In Thousands)

Commercial and industrial	$115,815	$9,186	$9,265	$-	$134,266
Real estate – construction	33,386	-	523	-	33,909
Real estate – commercial	250,735	3,024	9,237	-	262,996
Real estate – residential	21,473	-	-	-	21,473
Consumer	56,415	40	4,424	-	60,879

Total:	$477,824	$12,250	$23,449	$-	$513,523

The following tables present the balance in the allowance for loan losses at June 30, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
June 30, 2011	(In Thousands)

Commercial and industrial	$2,332	$790	$1,542	$136,028	$4,580	$131,448
Real estate – construction	787	71	716	33,387	2,354	31,033
Real estate – commercial	2,408	182	2,226	273,938	6,060	267,878
Real estate – residential	265	23	242	19,507	488	19,019
Consumer	930	393	537	58,158	3,691	54,467
Unallocated	80	-	80	-	-	-

Total:	$6,802	$1,459	$5,343	$521,018	$17,173	$503,845

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2010	(In Thousands)

Commercial and industrial	$2,081	$476	$1,605	$134,266	$3,761	$130,505
Real estate – construction	895	142	753	33,909	2,880	31,029
Real estate – commercial	2,193	66	2,127	262,996	3,809	259,187
Real estate – residential	276	-	276	21,473	225	21,248
Consumer	793	327	466	60,879	3,982	56,897
Unallocated	8	-	8	-	-	-

Total:	$6,246	$1,011	$5,235	$513,523	$14,657	$498,866

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2011:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2011	$1,925	$2,422	$863	$259	$1,061	$11	$6,541
Charge-offs	-	-	(82)	-	(288)	-	(370)
Recoveries	7	-	-	-	24	-	31
Provision	400	(14)	6	6	133	69	600

Ending balance, June 30, 2011	$2,332	$2,408	$787	$265	$930	$80	$6,802

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(235)	-	(82)	-	(288)	-	(605)
Recoveries	12	-	-	-	24	-	36
Provision	474	215	(26)	(11)	401	72	1,125

Ending balance, June 30, 2011	$2,332	$2,408	$787	$265	$930	$80	$6,802

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

The components of other comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)

Unrealized holding gains on available for sale securities	$371	$109	$392	$252
Unrealized gains (losses) on securities for which a portion of the impairment has been recognized in income	(21)	(8)	45	(46)

Tax effect	(135)	(40)	(168)	(79)

Net of tax amount	$215	$61	$269	$127

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2011, the number of shares of Company common stock remaining and available for future issuance under the Plan is 403,437 after adjusting for subsequent stock dividends.

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

NOTE 8 – STOCK BASED COMPENSATION PLANS (Continued)

Stock based compensation expense related to the stock option grants, was approximately $29,000 and $59,000 during the three months and six months ended June 30, 2011, respectively, and $28,000 and $53,000 for the three months and six months ended June 30, 2010, respectively, and is included in salaries and employee benefits on the statements of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $321,000 as of June 30, 2011 and will be recognized over the subsequent 2.5 years.

The following table presents information regarding the Company’s outstanding stock options at June 30, 2011:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	847,450	$6.90
Options exercised	(42,046)	3.23
Options outstanding, June 30, 2011	805,404	$7.09	5.1 years	$635,854
Options exercisable, June 30, 2011	573,417	$8.54	3.9 years	$338,983
Option price range at June 30, 2011	$3.10 to $14.60

The total intrinsic value of options exercised during the three months and six months ended June 30, 2011, was $48,000 and $67,000, respectively. Cash received from such exercises was $93,000 and $136,000, respectively. The total intrinsic value of options exercised during the three months and six months ended June 30, 2010, was $8,000 for both periods. Cash received from such exercises was $27,000 and $41,000, respectively. A tax benefit of $8,000 and $13,000 was recognized during the three and six month period ended June 30, 2011, respectively, as compared to no tax benefit recognized for the same period in 2010.

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

NOTE 8 – STOCK BASED COMPENSATION PLANS (Continued)

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

On October 20, 2010, the Company awarded officers 1,400 shares of the Company’s restricted common stock. These awards are scheduled to vest on the first day of the fourth year following the grant date, with 525 of these awards subject to an earnings condition

Total unrecognized compensation cost related to restricted stock options under the Plan was $60,000 as of June 30, 2011 and will be recognized over the subsequent 2.0 years.

Compensation expense related to the restricted stock was $8,000 and $17,000 for the three and six month periods ended June 30, 2011, respectively, and no compensation expense for the three and six months ended June 30, 2010, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and six month period ended June 30, 2011 and 2010 related to the restricted stock compensation.

The following table summarizes information about restricted stock at June 30, 2011 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	21,400	$4.05
Granted	-	-
Outstanding at June 30, 2011	21,400	$4.05

All share and per share data have been retroactively adjusted to reflect the 5% stock dividend issued on October 22, 2010 to shareholders of record as of September 24, 2010.

NOTE 9 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2011, the Company had $5,198,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

NOTE 10 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at June 30, 2011 and December 31, 2010, respectively, as follows:

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

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at June 30, 2011 and December 31, 2010.

There were no short-term borrowings from the FHLB at June 30, 2011 and December 31, 2010. Advances from the FHLB are secured by qualifying assets of the Bank.

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

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At June 30, 2011	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$1,004	$-	$1,004
Municipal securities	-	1,540	-	1,540
GSE: Residential mortgage-backed securities	-	18,986	-	18,986
Collateralized residential mortgage obligations	-	12,634	-	12,634
Corporate debt securities, primarily financial institutions	-	3,132	74	3,206
CRA mutual Fund	2,249	-	-	2,249

Total	$2,249	$37,296	$74	$39,619

At December 31, 2010

Securities available for sale:
U.S. Government agency securities	$-	$5,786	$-	$5,786
Municipal securities	-	2,016	-	2,016
GSE: Residential mortgage-backed securities	-	16,251	-	16,251
Collateralized residential mortgage obligations	-	5,745	-	5,745
Corporate debt securities, primarily financial institutions	-	3,058	29	3,087
CRA mutual Fund	2,194	-	-	2,194

Total	$2,194	$32,856	$29	$35,079

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2011	2010
	(in thousands)

Beginning balance, April 1,	$95	$102
Total gains/(losses) – (realized/unrealized):
Included in other comprehensive income	(21)	(8)

Ending balance, June 30,	$74	$94

Beginning balance, January 1,	$29	$140
Total gains/(losses) – (realized/unrealized):
Included in other comprehensive income	45	(46)

Ending balance, June 30,	$74	$94

 For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2011
Impaired loans	$-	$-	$7,348	$7,348
Other real estate owned	-	-	7,631	7,631
Property held for sale	-	-	1,025	1,025

At December 31, 2010
Impaired loans	$-	$-	$7,507	$7,507
Other real estate owned	-	-	8,098	8,098

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

•
Other real estate owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2011, properties totaling $7,631,000 million as compared to $8,098,000 at December 31, 2010, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

•
Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property. An impairment charge of $75,000 was recorded during the three month period ending June 30, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At June 30, 2011 and December 31, 2010, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2011 and December 31, 2010.

 The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$64,312	$64,312	$34,443	$34,443
Securities available for sale	39,619	39,619	35,079	35,079
Securities held to maturity	10,053	10,193	10,829	10,643
Restricted stock	1,480	1,480	1,420	1,420
Loans receivable	513,616	519,039	506,748	507,968
Accrued interest receivable	1,834	1,834	1,911	1,911

Financial liabilities:
Deposits	560,952	563,207	524,471	526,142
Securities sold under agreements to repurchase	16,373	16,373	14,857	14,857
Long-term debt	13,500	14,869	13,500	14,649
Accrued interest payable	105	105	93	93

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

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

The shares of Senior Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund. The Senior Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and the Treasury, at liquidation preference plus accrued and unpaid dividends. The Company must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares. Participants in the TARP Capital Purchase Program desiring to repay part of an investment by the Treasury must repay a minimum of 25% of the issue price of the Senior Preferred Stock.

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

NOTE 13 – SUBSEQUENT EVENT

The Small Business Lending Fund (“SBLF”) was created in fall of 2010 as part of the Small Business Jobs Act. The SBLF provides Tier 1 capital to community banks with assets of $10 billion or less, and provides incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues.

NOTE 13 – SUBSEQUENT EVENT (Continued)

Unlike (“TARP”), under the SBLF program Treasury will not receive any warrants in exchange for SBLF funding. Rates will be determined by the bank’s lending practices with small business loans.

The noncumulative dividend rate on the SBLF funds, which will be in the form of Non-Cumulative Perpetual Preferred Stock (the “SBLF Preferred Shares”) will be adjusted to reflect the amount of a change in the Company’s qualified small business lending from its baseline, determined based upon the Company’s qualified small business lending for each of the four full quarters ending June 30, 2010. Accordingly, the dividend rate will change as follows:

	Dividend Rate Following Investment Date
Increase in Qualified Small Business Lending from the Baseline	First 9 Quarters*	Quarter 10 to Year 4.5	After Year 4.5
0% or less	5%	7%	9%
More than 0%, but less than 2.5%	5%	5%	9%
2.5% or more, but less than 5%	4%	4%	9%
5% or more, but less than 7.5%	3%	3%	9%
7.5% or more, but less than 10%	2%	2%	9%
10% or more	1%	1%	9%
* For the first nine quarters, the dividend rate will be adjusted quarterly.

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators.

During the first quarter of 2011, the Company had applied to the U.S. Department of the Treasury for $12 million under the SBLF program. On July 20, 2011, the Company announced that it had received preliminary approval to receive an investment of $12 million in SBLF Preferred Shares from the U.S. Treasury. In connection with the investment, the Company will use $9.0 million of the SBLF funds to redeem all of the outstanding shares of preferred stock issued to the U.S. Treasury under TARP. It is also the intention of the Company to redeem at a to-be-determined price the 311,972 warrants to purchase additional shares of preferred stock issued to the U.S. Treasury as part of the original TARP funding. On August 11, 2011, the Company received the $12 million under the SBLF program and simultaneously, redeemed the full $9.0 million of its outstanding shares of preferred stock issued to the U.S. Treasury under TARP.

On July 20, 2011, the Company’s board of directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's common stock, to shareholders of record at the close of business on August 1, 2011 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $25.00, subject to adjustment, (as so adjusted, the “Exercise Price”).  The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement") between the Company and Registrar and Transfer Company, as Rights Agent, which is attached as Exhibit 4.1 to the Company’s 8-K filed with the SEC on July 21, 2011.  The Rights Agreement is designed to protect shareholders from abusive takeover tactics and attempts to acquire control of the Company at an inadequate price.  The Rights are not exercisable or transferable unless certain specified events occur.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2010 Form 10-K and in this Form 10-Q.

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

Overview

The Company reported net income to common shareholders of $935,000 for the three months ended June 30, 2011, compared to $695,000, for the same period in 2010, an increase of 34.5%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.12 for the quarter ended June 30, 2011 compared to $0.09 for the same period in 2010. Dividends and accretion related to the preferred stock issued to the Treasury reduced earnings for the second quarter of 2011 and 2010 by $143,000, or $0.02 per fully diluted common share. The annualized return on average assets increased to 0.65% for the three months ended June 30, 2011 as compared to 0.51% for the same period in 2010. The annualized return on average shareholders’ equity increased to 5.26% for the three month period ended June 30, 2011 as compared to 4.30% for the three months ended June 30, 2010.

The Company reported net income to common shareholders of $1.7 million for the six months ended June 30, 2011, compared to $1.2 million, for the same period in 2010, an increase of 44.7%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.22 for the six months ended June 30, 2011 compared to $0.16 for the same period in 2010. Dividends and accretion related to the preferred stock issued to the Treasury reduced earnings for the six months ended June 30, 2011 and 2010 by $286,000, or $0.04 per fully diluted common share, respectively. The annualized return on average assets increased to 0.61% for the six months ended June 30, 2011 as compared to 0.45% for the same period in 2010. The annualized return on average shareholders’ equity increased to 4.92% for the six month period ended June 30, 2011 as compared to 3.79% for the six months ended June 30, 2010.

Net interest income increased by $285,000, or 4.6%, for the quarter ended June 30, 2011 over the same period in 2010, primarily as a result of lower deposit rates, a higher level of core checking deposits and a continued improvement in the mix of average interest earning assets. On a linked quarter basis, net interest income increased by $162,000, or 2.6%, from the $6.3 million earned in the first quarter of 2011. The Company reported a net interest margin of 4.23% for the quarter ended June 30, 2011, a decrease of 10 basis points when compared to the 4.33% for the quarter ended March 31, 2011, primarily due to a higher cash liquidity position due to deposit growth. Net interest margin increased 19 basis points when compared to the 4.04% reported for the quarter ended June 30, 2010, primarily due to lower deposit rates, a higher level of core checking deposits and an improvement in our earning asset mix.

Net interest income increased by $779,000, or 6.5%, for the six months ended June 30, 2011 over the same period in 2010, primarily as a result of lower deposit rates and a higher level of core checking deposits. The Company reported a net interest margin of 4.28% for the six months ended June 30, 2011, an increase of 28 basis points when compared to the 4.00% reported for the six months ended June 30, 2010.

The provision for loan losses for the three months ended June 30, 2011 decreased to $600,000, as compared to a provision for loan losses of $700,000 for the corresponding 2010 period. The provision for loan losses for the six months ended June 30, 2011 decreased to $1.1 million, as compared to a provision for loan losses of $1.4 million for the corresponding 2010 period. The decrease in both the three and six month periods was primarily due to lesser allowance requirements for certain identified impaired loans and slower loan growth in the overall portfolio.

Non-interest income for the quarter ended June 30, 2011 totaled $868,000, an increase of $388,000, or 80.8%, compared to the same period in 2010. The increase was primarily due to the $305,000 of net gains on the sale of three OREO properties and the $81,000 gain on the sale of SBA loans recorded during the quarter ended June 30, 2011. Non-interest income for the six months ended June 30, 2011 totaled $1.3 million, an increase of $298,000, or 29.6%, compared to the same period in 2010. This increase for the six month period was due primarily to the above mentioned gains offset in part by lower fees generated by our residential mortgage department.

Non-interest expense for the quarter ended June 30, 2011 totaled $5.1 million, an increase of $371,000, or 7.9%, from the same period in 2010. The increase was due primarily to higher salary and benefit costs resulting in part to the expansion of our lending division, annual increases and rising medical health care costs. Additionally, OREO and impaired loan expenses were higher due to a $100,000 write-down on an existing OREO property coupled with an increase in other expenses resulting primarily from a $75,000 write-down taken on a property held for sale. Non-interest expense for the six months ended June 30, 2011 totaled $9.8 million, an increase of $473,000, or 5.1%, from the same period in 2010. This increase for the six month period was due primarily to the same items discussed above.

Total assets at June 30, 2011 were $676.8 million, up 6.3% from total assets of $636.8 million at December 31, 2010. Total loans at June 30, 2011 were $520.4 million, an increase of 1.5% compared to $513.0 million at December 31, 2010. Total deposits were $561.0 million at June 30, 2011, an increase of 7.0% from total deposits of $524.5 million at December 31, 2010.

At June 30, 2011, the Company’s allowance for loan losses was $6.8 million, compared with $6.2 million at December 31, 2010. The allowance for loan losses as a percentage of total loans at June 30, 2011 was 1.31%, compared with 1.22% at December 31, 2010. Non-accrual loans were $6.0 million at June 30, 2011, compared with $5.6 million at December 31, 2010. OREO properties were $7.6 million at June 30, 2011, compared to $8.1 million at December 31, 2010.

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

The following table provides information on our performance ratios for the dates indicated.
	(Annualized) Six months ended June 30,
	2011	2010
Return on average assets	0.61%	0.45%
Return on average tangible assets (1)	0.63%	0.46%
Return on average shareholders' equity	4.92%	3.79%
Return on average tangible shareholders' equity (1)	6.39%	5.00%
Net interest margin	4.28%	4.00%
Average equity to average assets	12.39%	11.84%
Average tangible equity to average tangible assets (1)	9.83%	9.22%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	For the Six months ended June 30,
	2011	2010

Return on average assets	0.61%	0.45%
Effect of intangible assets	0.02%	0.01%
Return on average tangible assets	0.63%	0.46%

Return on average equity	4.92%	3.79%
Effect of average intangible assets	1.47%	1.21%
Return on average tangible equity	6.39%	5.00%

Average equity to average assets	12.39%	11.84%
Effect of intangible assets	(2.56%)	(2.62%)
Average tangible equity to average tangible assets	9.83%	9.22%

This Report contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “return on average tangible assets,” “return on average tangible equity,” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

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

Three months ended June 30, 2011 compared to June 30, 2010

Net Interest Income

Net interest income increased by $285,000, or 4.6%, to $6.5 million for the three months ended June 30, 2011 compared to $6.2 million for the corresponding period in 2010, primarily due to a continued improvement in the mix of average interest-earning assets coupled with lower deposit rates and a higher level of core checking deposits. The net interest margin and net interest spread increased to 4.23% and 4.01%, respectively, for the three months ended June 30, 2011 from 4.04% and 3.81%, respectively, for the three months ended June 30, 2010.

Total interest income for the three months ended June 30, 2011 increased by $55,000, or 0.7%. The increase in interest income was primarily due to a volume related increase in interest income of $161,000 partially offset by an interest rate related decrease in interest income of $106,000 for the second quarter of 2011 as compared to the same prior year period.

Interest and fees on loans increased $86,000, or 1.2%, to $7.4 million for the three months ended June 30, 2011 compared to $7.3 million for the corresponding period in 2010. Volume related increases equaled $141,000 and these were partially offset by an interest rate-related decrease of $55,000. The average balance of the loan portfolio for the three months ended June 30, 2011 increased by $9.9 million, or 1.9%, to $521.9 million from $512.0 million for the corresponding period in 2010. The average annualized yield on the loan portfolio was 5.71% for the quarter ended June 30, 2011 compared to 5.75% for the quarter ended June 30, 2010. Additionally, the average balance of non-accrual loans, which amounted to $5.6 million and $12.8 million at June 30, 2011 and 2010, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $27,000 for the three months ended June 30, 2011, representing a decrease of $10,000, or 27.0%, from $37,000 for the three months ended June 30, 2010.  For the three months ended June 30, 2011, Federal funds sold had an average balance of $5.7 million with an average annualized yield of 0.21%, as compared to $7.0 million with an average annualized yield of 0.34% for the three months ended June 30, 2010. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the three months ended June 30, 2011, interest bearing deposits had an average balance of $38.8 million and an average annualized yield of 0.25% as compared to an average balance of $50.4 million and an average annualized yield of 0.25% for the same period in 2010. This average balance decrease was primarily due to an increase in loan fundings and investment securities purchased.

Interest income on investment securities totaled $392,000 for the three months ended June 30, 2011 compared to $413,000 for the three months ended June 30, 2010, a decrease of $21,000, or 5.1%. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the three months ended June 30, 2011, investment securities had an average balance of $50.0 million with an average annualized yield of 3.14% compared to an average balance of $46.8 million with an average annualized yield of 3.53% for the three months ended June 30, 2010.

Interest expense on interest-bearing liabilities amounted to $1.3 million for the three months ended June 30, 2011 compared to $1.6 million for the corresponding period in 2010, a decrease of $230,000, or 14.6%. This decrease in interest expense was comprised of a $254,000 rate-related decrease primarily resulting from lower deposit costs, partially offset by $24,000 in volume-related increases.

During 2010 and into 2011, management continued to focus on developing core deposit relationships at the Bank. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities decreased to $495.6 million for the three months ended June 30, 2011 from $503.4 million for the same period last year, a decrease of $7.8 million, or 1.5%. Our average balance in certificates of deposit decreased by $1.0 million, or 0.8%, to $119.5 million with an average annualized yield of 1.88% for the second quarter of 2011 from $120.5 million with an average annualized yield of 1.95% for the same period in 2010. Average money market deposits decreased by $15.2 million over this same period while the average annualized yield declined by 25 basis points. Additionally, average savings deposits decreased by $3.6 million over this same period and the average annualized yield declined by 23 basis points. These average balance decreases were partially offset by increases of $5.9 million in average NOW deposits, which increased from $50.9 million with an average annualized yield of 0.64% during the second quarter of 2010, to $56.8 million with an average annualized yield of 0.47% during the second quarter of 2011. During the second quarter of 2011, our average demand deposits reached $86.4 million, an increase of $7.3 million, or 9.2%, over the same period last year. For the three months ended June 30, 2011, the average annualized cost for all interest-bearing liabilities was 1.09%, compared to 1.26% for the three months ended June 30, 2010, a decrease of 17 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2011 were $16.0 million, with an average interest rate of 0.80%, compared to $15.7 million, with an average interest rate of 1.07%, for the second quarter of 2010.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2011 were $13.5 million, with an average interest rate of 3.21%, compared to $7.5 million, with an average interest rate of 4.06%, for the second quarter of 2010.

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

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$38,813	$24	0.25%	$50,405	$31	0.25%
Federal funds sold	5,692	3	0.21%	7,000	6	0.34%
Investment securities	49,988	392	3.14%	46,787	413	3.53%
Loans, net of unearned fees (1) (2)	521,910	7,424	5.71%	512,046	7,338	5.75%

Total Interest Earning Assets	616,403	7,843	5.10%	616,238	7,788	5.07%

Non-Interest Earning Assets:
Allowance for loan losses	(6,502)			(7,098)
All other assets	58,020			55,210

Total Assets	$667,921			$664,350

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$56,774	67	0.47%	$50,936	81	0.64%
Savings deposits	202,061	453	0.90%	205,676	577	1.13%
Money market deposits	87,805	129	0.59%	103,030	217	0.84%
Time deposits	119,497	559	1.88%	120,510	585	1.95%
Repurchase agreements	15,996	32	0.80%	15,738	42	1.07%
FHLB-term borrowings	13,500	108	3.21%	7,500	76	4.06%

Total Interest Bearing Liabilities	495,633	1,348	1.09%	503,390	1,578	1.26%

Non-Interest Bearing Liabilities:
Demand deposits	86,372			79,126
Other liabilities	3,984			3,702

Total Non-Interest Bearing Liabilities	90,356			82,828

Shareholders' Equity	81,932			78,132

Total Liabilities and Shareholders' Equity	$667,921			$664,350

NET INTEREST INCOME		$6,495			$6,210

NET INTEREST SPREAD (3)			4.01%			3.81%

NET INTEREST MARGIN(4)			4.23%			4.04%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$31,449	$39	0.25%	$30,541	$38	0.25%
Federal funds sold	6,342	7	0.22%	18,509	16	0.17%
Investment securities	48,417	767	3.17%	47,675	861	3.61%
Loans, net of unearned fees (1) (2)	518,514	14,675	5.71%	511,128	14,531	5.73%

Total Interest Earning Assets	604,722	15,488	5.16%	607,853	15,446	5.12%

Non-Interest Earning Assets:
Allowance for loan losses	(6,383)			(6,690)
All other assets	58,019			55,037

Total Assets	$656,358			$656,200

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$54,544	125	0.46%	$48,609	166	0.69%
Savings deposits	197,956	895	0.91%	201,379	1,259	1.26%
Money market deposits	89,928	282	0.63%	102,720	525	1.03%
Time deposits	115,123	1,080	1.89%	123,200	1,202	1.97%
Repurchase agreements	15,625	63	0.81%	15,300	95	1.25%
FHLB-term borrowings	13,500	215	3.21%	7,500	150	4.03%

Total Interest Bearing Liabilities	486,676	2,660	1.10%	498,708	3,397	1.37%

Non-Interest Bearing Liabilities:
Demand deposits	83,964			76,124
Other liabilities	4,366			3,666

Total Non-Interest Bearing Liabilities	88,330			79,790

Shareholders' Equity	81,352			77,702

Total Liabilities and Shareholders' Equity	$656,358			$656,200

NET INTEREST INCOME		$12,828			$12,049

NET INTEREST SPREAD (3)			4.06%			3.75%

NET INTEREST MARGIN(4)			4.28%			4.00%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2010			June 30, 2010
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(7)	$-	$(7)	$1	$-	$1
Federal funds sold	(1)	(2)	(3)	(11)	2	(9)
Investment securities	28	(49)	(21)	13	(107)	(94)
Loans	141	(55)	86	210	(66)	144

Total Interest Income	161	(106)	55	213	(171)	42

Interest Paid On:
NOW deposits	9	(23)	(14)	20	(61)	(41)
Savings deposits	(10)	(114)	(124)	(21)	(343)	(364)
Money market deposits	(32)	(56)	(88)	(65)	(178)	(243)
Time deposits	(5)	(21)	(26)	(79)	(43)	(122)
Repurchase agreements	1	(11)	(10)	2	(34)	(32)
Long-term debt	61	(29)	32	120	(55)	65

Total Interest Expense	24	(254)	(230)	(23)	(714)	(737)

Net Interest Income	$137	$148	$285	$236	$543	$779

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2011 decreased to $600,000, as compared to a provision for loan losses of $700,000 for the corresponding 2010 period. The $600,000 provision for three months ended June 30, 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan growth. The allowance for loan loss totaled $6.8 million, or 1.31% of total loans at June 30, 2011, as compared to $6.2 million, or 1.22% at December 31, 2010.

In management’s opinion, the allowance for loan losses, totaling $6.8 million at June 30, 2011, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate continued loan volume during 2011 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2011, non-interest income amounted to $868,000 compared to $480,000 for the corresponding period in 2010. The increase of $388,000 was primarily due to the $305,000 of net gains resulting from the sale of three OREO properties totaling $895,000 and the $81,000 gain on the sale of SBA loans recorded during the quarter ended June 30, 2011. Other increases included $21,000 in service fees on deposit accounts and higher bank-owned life insurance income of $6,000, resulting from increased purchases of such investments during 2010, as well as an increase of $11,000 in other income primarily due to higher debit card activity. These increases were partially offset by a decrease of $34,000 in other loan fees primarily due to lower fees generated by our residential mortgage department.

Non-Interest Expenses

Non-interest expenses for the three months ended June 30, 2011 increased $371,000, or 7.9%, to $5.1 million compared to $4.7 million for the three months ended June 30, 2010. This increase was primarily due to salaries and employee benefits increasing $254,000, or 10.4%, resulting in part to the expansion of our lending division, annual salary merit increases and rising medical insurance costs. Loan workout and OREO expenses increased $185,000, or 253.4% primarily due to a $100,000 write-down to an existing OREO property as well as an increase in carrying costs and workout expenses relating to our impaired loans. Other operating expense increased $104,000 primarily due to a $75,000 write-down recorded on a property held for sale. Both write-downs were reflective of declining valuations in the current real estate markets. These increases were partially offset by decreases in occupancy and equipment expense of $27,000, or 3.3%, primarily due to lower depreciation on capitalized expenditures. FDIC insurance and assessments decreased by $89,000, or 35.3%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $48,000 for the second quarter of 2011 compared to $57,000 for the corresponding period in 2010.

Income Taxes

The Company recorded income tax expense of $633,000 for the three months ended June 30, 2011 compared to $471,000 for the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 was 37.0%, compared to 36.0% for the corresponding period in 2010.

Six months ended June 30, 2011 compared to June 30, 2010

Net Interest Income

Net interest income increased by $779,000, or 6.5%, to $12.8 million for the six months ended June 30, 2011 compared to $12.0 million for the corresponding period in 2010, primarily as a result of lower deposit rates, higher level of core checking deposits and an improvement in the mix of average interest-earning assets. The net interest margin and net interest spread increased to 4.28% and 4.06%, respectively, for the six months ended June 30, 2011 from 4.00% and 3.75%, respectively, for the three months ended June 30, 2010.

Total interest income for the six months ended June 30, 2011 increased by $42,000, or 0.3%. The increase in interest income was primarily due to a volume related increase in interest income of $213,000 partially offset by a interest rate related decrease in interest income of $171,000 for the second quarter of 2011 as compared to the same prior year period.

Interest and fees on loans increased $144,000, or 1.0%, to $14.7 million for the six months ended June 30, 2011 compared to $14.5 million for the corresponding period in 2010. Of the $144,000 increase in interest and fees on loans, $210,000 was attributable to volume-related increases. This increase was partially offset by an interest rate-related decrease of $66,000. The average balance of the loan portfolio for the six months ended June 30, 2011 increased by $7.4 million, or 1.4%, to $518.5 million from $511.1 million for the corresponding period in 2010. The average annualized yield on the loan portfolio was 5.71% for the six months ended June 30, 2011 compared to 5.73% for the six months ended June 30, 2010. Additionally, the average balance of non-accrual loans, which amounted to $5.8 million and $13.0 million at June 30, 2011 and 2010, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $46,000 for the six months ended June 30, 2011, representing a decrease of $8,000, or 14.8%, from $54,000 for the six months ended June 30, 2010.  For the six months ended June 30, 2011, Federal funds sold had an average balance of $6.3 million with an average annualized yield of 0.22%, as compared to $18.5 million with an average annualized yield of 0.17% for the six months ended June 30, 2010. During the first quarter 2010, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred the majority of its cash balances to the Federal Reserve Bank of New York, which paid approximately 10 basis points more than our correspondent banks. Additionally, during the second quarter 2011, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the six months ended June 30, 2011, interest bearing deposits had an average balance of $31.4 million and an average annualized yield of 0.25% as compared to an average balance of $30.5 million and an average annualized yield of 0.25% for the same period in 2010.

Interest income on investment securities totaled $767,000 for the six months ended June 30, 2011 compared to $861,000 for the six months ended June 30, 2010, a decrease of $94,000, or 10.9%. The decrease in interest income on investment securities was primarily attributable to the partial replacement of maturities, calls and principal paydowns of existing securities with new purchases that had generally lower rates resulting from the lower rate environment. For the six months ended June 30, 2011, investment securities had an average balance of $48.4 million with an average annualized yield of 3.17% compared to an average balance of $47.7 million with an average annualized yield of 3.61% for the six months ended June 30, 2010.

Interest expense on interest-bearing liabilities amounted to $2.7 million for the six months ended June 30, 2011 compared to $3.4 million for the corresponding period in 2010, a decrease of $737,000, or 21.7%. Of this decrease in interest expense, $714,000 was due to rate-related decreases primarily resulting from lower deposit costs, and $23,000 was due to volume-related decreases.

The average balance of interest-bearing liabilities decreased to $486.7 million for the six months ended June 30, 2011 from $498.7 million for the same period last year, a decrease of $12.0 million, or 2.4%. The average balance in certificates of deposit decreased by $8.1 million, or 6.6%, to $115.1 million with an average annualized yield of 1.89% for the second quarter of 2011 from $123.2 million with an average annualized yield of 1.97% for the same period in 2010. Average money market deposits decreased by $12.8 million over this same period while the average annualized yield declined by 40 basis points. Additionally, average savings deposits decreased by $3.4 million over this same period and the average annualized yield declined by 35 basis points. These average balance decreases were partially offset by increases of $5.9 million in average NOW deposits, which increased from $48.6 million with an average annualized yield of 0.69% during the second quarter of 2010, to $54.5 million with an average annualized yield of 0.46% during the second quarter of 2011. During the second quarter of 2011, our average demand deposits reached $84.0 million, an increase of $7.8 million, or 10.3%, over the same period last year. For the six months ended June 30, 2011, the average annualized cost for all interest-bearing liabilities was 1.10%, compared to 1.37% for the six months ended June 30, 2010, a decrease of 27 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2011 were $15.6 million, with an average interest rate of 0.81%, compared to $15.3 million, with an average interest rate of 1.25%, for the same period in 2010.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2011 were $13.5 million, with an average interest rate of 3.21%, compared to $7.5 million, with an average interest rate of 4.03%, for the six months ended June 30, 2010.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2011 decreased to $1.1 million, as compared to a provision for loan losses of $1.4 million for the corresponding 2010 period. The $1.1 million provision for the six months ended June 30, 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth.

Non-Interest Income

For the six months ended June 30, 2011, non-interest income amounted to $1.3 million compared to $1.0 million for the corresponding period in 2010. The increase of $298,000 was primarily due to the $300,000 of net gains resulting from the sale of four OREO properties totaling $1.3 million and the $81,000 gain on the sale of SBA loans recorded during the six moths ended June 30, 2011. Other increases included $12,000 in service fees on deposit accounts and higher bank-owned life insurance income of $10,000, resulting from increased purchases of such investments during 2010, as well as an increase of $15,000 in other income primarily due to higher debit card activity. These increases were partially offset by a decrease of $72,000 in other loan fees, primarily due to lower fees generated by our residential mortgage department.

Non-Interest Expenses

Non-interest expenses for the six months ended June 30, 2011 increased $473,000, or 5.1%, to $9.8 million compared to $9.4 million for the six months ended June 30, 2010. This increase was primarily due to salaries and employee benefits increasing $538,000, or 11.2%, resulting in part to the expansion of our lending division, annual salary merit increases and rising medical insurance costs. Loan workout and OREO expenses increased $145,000, or 59.9% primarily due to a $100,000 write-down to an existing OREO property as well as an increase in carrying costs and workout expenses relating to our impaired loans and OREO assets. Other operating expense increased by $103,000, or 15.2% primarily due to the $75,000 write-down recorded on a property held for sale. These increases were partially offset by decreases in occupancy and equipment expense of $67,000, or 4.0%, primarily due to lower depreciation on capitalized expenditures. FDIC insurance and assessments decreased by $126,000, or 24.4%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Outside service fees decreased $37,000, or 15.9% due to lower network processing charges and appraisal costs. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $106,000 for the six months ended June 30, 2011 compared to $124,000 for the corresponding period in 2010.

Income Taxes

The Company recorded income tax expense of $1.2 million for the six months ended June 30, 2011 compared to $819,000 for the six months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 was 36.9%, compared to 35.8% for the corresponding period in 2010.

FINANCIAL CONDITION

Assets

At June 30, 2011, our total assets were $676.8 million, an increase of $40.0 million, or 6.3%, over total assets of $636.8 million at December 31, 2010. At June 30, 2011, our total loans were $520.4 million, an increase of $7.4 million, or 1.5%, from the $513.0 million reported at December 31, 2010. Investment securities were $51.2 million at June 30, 2011 as compared to $47.3 million at December 31, 2010, an increase of $3.8 million, or 8.1%. At June 30, 2011, cash and cash equivalents totaled $64.3 million compared to $34.4 million at December 31, 2010, an increase of $29.9 million, or 86.7%, as our liquidity position continues to be strong at June 30, 2011. Goodwill totaled $18.1 million at both June 30, 2011 and December 31, 2010.

Liabilities

Total deposits increased $36.5 million, or 7.0%, to $561.0 million at June 30, 2011, from $524.5 million at December 31, 2010. Deposits are the Company’s primary source of funds. The deposit increase during the six month period ending June 30, 2011 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during 2011 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $51.2 million at June 30, 2011 compared to $47.3 million at December 31, 2010, an increase of $3.9 million, or 8.2%. During the six months ended June 30, 2011, investment securities purchases amounted to $15.0 million, while repayments, calls and maturities amounted to $11.6 million. There were no sales of securities available for sale during the six months ended June 30, 2011 and 2010.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2011, the Company maintained $19.0 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.4 million at June 30, 2011. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. Total impairment on this security was $426,000 at June 30, 2011.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $0 and $72,000 was recognized on the statement of operations during the six month period ending June 30, 2011 and for the year ended 2010, respectively. The Company recognized $198,000 and $243,000 of the other-than-temporary impairment in other comprehensive income at June 30, 2011 and December 31, 2010, respectively. The Company had no other-than-temporary impairment charge to earnings during the six months ended June 30, 2011 and 2010, respectively.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2011, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $272,000 at June 30, 2011, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of June 30, 2011 and December 31, 2010.

	June 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$136,028	26.1%	$134,266	26.1%
Real estate – construction	33,387	6.4%	33,909	6.6%
Real estate – commercial	273,938	52.6%	262,996	51.2%
Real estate – residential	19,507	3.7%	21,473	4.2%
Consumer	58,158	11.2%	60,879	11.9%
Unearned fees	(600)	0.0%	(529)	0.0%
Total loans	$520,418	100.0%	$512,994	100.0%

For the six months ended June 30, 2011, total loans increased by $7.4 million, or 1.5%, to $520.4 million from $513.0 million at December 31, 2010. Adverse credit conditions have created a difficult environment for both borrowers and lenders.

Real estate commercial loans increased $10.9 million, or 4.2%, to $273.9 million at June 30, 2011 from $263.0 million at December 31, 2010. Commercial and industrial loans increased by $1.7 million, or 1.3%, to $136.0 million at June 30, 2011 from $134.3 million at December 31, 2010. These increases were partially offset by decreases in real estate construction loans which decreased $522,000, or 1.5%, to $33.4 million at June 30, 2011 from $33.9 million at December 31, 2010, real estate residential loans which decreased by $2.0 million, or 9.2%, to $19.5 million at June 30, 2011 from $21.5 million at December 31, 2010, and consumer loans which decreased $2.7 million, or 4.5%, to $58.2 million at June 30, 2011 from $60.9 million at December 31, 2010.

Other Real Estate Owned (“OREO”)

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At June 30, 2011, the Bank had $7.6 million in other real estate owned as compared to $8.1 million in other real estate owned at December 31, 2010.

The decrease of $467,000 is due to the sale of a single family property located in Middlesex County for $407,000, for which the Company recorded a $5,000 loss, a sale of a single family property located in Middlesex County for $400,000, for which the Company recorded a $25,000 loss, a sale of a medical building located in Union County for $613,000, for which the Company recorded a gain of $290,000, a sale of a three parcel vacant lot located in Union County for $187,000, for which the Company recorded a $40,000 gain and a $100,000 write-down on an existing OREO, primarily due to the Company obtaining an updated collateral valuation which reflected a depreciation of value on the OREO property. Consistent with the Company’s prudent risk management practice, the value of the property was adjusted accordingly. These sales were partially offset by the addition of two new properties totaling $588,000 and $352,000 of capitalized construction costs related to the buildout of our five unit residential property project. The OREO balance at June 30, 2011 includes our single largest OREO asset in the amount of $3.3 million, which was a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $2.0 million commercial time note, which was comprised of five pieces of collateral, subsequent to the sale of the aforementioned properties. This OREO is now comprised of three pieces of collateral. The remaining $2.3 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. All of our OREO are being aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values.

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

At June 30, 2011, commercial and industrial loans accounted for 26.1% of total loans, real estate - construction loans accounted for 6.4% of total loans and real estate – commercial loans accounted for 52.6% of total loans.  Real estate - residential accounted for 3.7% of total loans and consumer loans accounted for 11.2% of total loans. These percentages are well below our policy limits.

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

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis or past due 90 days or more and still accruing. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At June 30, 2011 and December 31, 2010, the Company had $6.0 million and $5.6 million, respectively, in non-accrual loans. The increase of $348,000 in non-performing loans at June 30, 2011 from December 31, 2010 was due primarily to the addition of a $582,000 commercial and industrial loan in the first quarter, and three additional loans in the second quarter totaling $1.0 million. The three additional loans represent two commercial and industrial loans totaling $738,000 and one residential loan for $263,000. These increases were partially offset by the transfer of one construction loan for $523,000 and one commercial and industrial loan for $147,000 to OREO, as well as the principal write-down of $191,000 on one consumer loan. Further offsets were attributed to one consumer loan for $100,000 and one commercial real estate loan for $275,000 that were both transferred back into active status. Both loans are paying under the Chapter 13 Bankruptcy Code and have been  over the last twelve months. Management believes that this is not indicative of any systemic trends that we are aware of. All of the non-performing loans are secured by real estate. There were no loan balances past due 90 days or more and still accruing at June 30, 2011 and December 31, 2010.

The following table summarizes our non-performing assets as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	June 30, 2011	December 31, 2010

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$1,966	$792
Real estate-construction	-	523
Real estate-commercial	330	605
Real estate – residential	263	-
Consumer	3,438	3,729

Total Non-Performing Loans	5,997	5,649

Other Real Estate Owned	7,631	8,098

Total Non-Performing Assets	$13,628	$13,747

Ratios:

Non-Performing loans to total loans	1.15%	1.10%

Non-Performing assets to total assets	2.01%	2.16%

Restructured Loans	$7,887	$5,435

At June 30, 2011, non-performing commercial and industrial loans increased by $1.2 million and real estate residential loans increased by $263,000. Real estate construction loans and real estate commercial loans decreased by $523,000 and $275,000, respectively, from December 31, 2010, as well as consumer loans which decreased $291,000. During the six month period ending June 30, 2011, there were four commercial and industrial loans totaling $2.0 million. Real estate commercial loans consisted of one loan totaling $330,000, one real estate residential loan totaling $263,000 and consumer loans totaled $3.4 million consisting of two loans.

At June 30, 2011, OREO balance was at $7.6 million as compared to $8.1 at December 31, 2010. Our single largest OREO asset in the amount of $3.3 million, which was a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $2.0 million commercial time note, which was comprised of five pieces of collateral, subsequent to the sale of the aforementioned properties. This OREO is now comprised of three pieces of collateral. The remaining $2.3 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations.

At June 30, 2011, non-performing commercial and industrial loans increased by $1.2 million from December 31, 2010, due to the addition of three loans totaling $1.4 million which was partially offset by the transfer of one loan for $147,000 from non-performing into OREO.

At June 30, 2011, non-performing real estate construction loans decreased by $523,000 from December 31, 2010, due to one loan which was transferred from non-performing into OREO.

At June 30, 2011, non-performing real-estate commercial loans decreased by $275,000 from December 31, 2010, due to one loan which was transferred back into active status.

At June 30, 2011, non-performing real estate residential loans increased by $263,000 from December 31, 2010, due to the addition of one residential loan.

At June 30, 2011, non-performing consumer loans decreased by $291,000 from December 31, 2010, due to the partial principal write-down of $191,000 on one loan and the transfer of one loan for $100,000 from non-performing to active status during the period ending June 30, 2011.

Restructured loans are primarily commercial loans for which the Bank granted a concession to the borrower for economic or legal reasons due to the borrower’s financial difficulties. The Bank continues to work with all the related restructured loans and, at June 30, 2011, all such loans continued to pay as agreed under the terms of the restructuring agreement.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010.

	June 30,		December 31,
	2011	2010	2010
	(in thousands, except percentages)

Balance at beginning of year	$6,246	$6,184	$6,184
Provision charged to expense	1,125	1,400	3,100
Loans charged off, net	(569)	(895)	(3,038)

Balance of allowance at end of period	$6,802	$6,689	$6,246

Ratio of net charge-offs to average loans outstanding	0.11%	0.18%	0.59%

Balance of allowance as a percent of loans at period-end	1.31%	1.31%	1.22%

At June 30, 2011, the Company’s allowance for loan losses was $6.8 million, compared with $6.2 million at December 31, 2010.  Loss allowance as a percentage of total loans at June 30, 2011 was 1.31%, compared with 1.22% at December 31, 2010. The Company had total provisions to the allowance for loan losses for the six month period ended June 30, 2011 in the amount of $1.1 million as compared to $1.4 million for the comparable period in 2010. There was $569,000 in net charge-offs for the six months ended June 30, 2011, compared to $895,000 for the same period in 2010. During the six months period ended June 30, 2011, the Company recorded gross charge-offs of $605,000, which represents $82,000 against one construction loan, $288,000 against three consumer loans and $235,000 for one commercial and industrial loan, all of which has been previously reserved for. Non-performing loans at June 30, 2011 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

While there are some signs of economic stability in our market areas, the economy continues to remain sluggish, and as such prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the weak housing market and prolonged high levels of unemployment. Collectively, these actions have resulted in an increase in our allowance levels. We apply this process and methodology in a consistent manner and reassess and modify the estimation methods and assumptions on a regular basis.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009 and 2010, the Company purchased an additional $3.5 million and $1.0 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $46,000 and $60,000 for the six months ended June 30, 2011 and 2010. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $186,000 and $176,000 for the six months ended June 30, 2011 and 2010, respectively.

Premises and Equipment

Premises and equipment totaled approximately $2.8 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively. The Company purchased premises and equipment amounting to $141,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $381,000 and $482,000 for the six months ended June 30, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.6 million at June 30, 2011 and $18.7 million at December 31, 2010. The Company’s intangible assets at June 30, 2011 were comprised of $18.1 million of goodwill and $526,000 of core deposit intangibles, net of accumulated amortization of $1.6 million. At December 31, 2010, the Company’s intangible assets were comprised of $18.1 million of goodwill and $632,000 of core deposit intangibles, net of accumulated amortization of $1.5 million.

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

At June 30, 2011, total deposits amounted to $561.0 million, reflecting an increase of $36.5 million, or 7.0%, from December 31, 2010. Core checking deposits increased $23.8 million, or 18.4%, savings accounts, inclusive of money market deposits, increased $1.5 million, or 0.5%, and time deposits increased $11.1 million, or 10.2%, during the six month period ended June 30, 2011. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at June 30, 2011 accounted for 88.9% of total deposits, compared to 89.8% at December 31, 2010. The balance in our certificates of deposit (“CD’s”) over $100,000 at June 30, 2011 totaled $62.3 million as compared to $53.5 million at December 31, 2010. During the first quarter of 2011, the Company placed $5.0 million in brokered CD’s. The term on these CD’s range from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. There were no outstanding borrowings under these lines at June 30, 2011 and December 31, 2010.  The Bank also has a remaining borrowing capacity with the FHLB of approximately $44.9 million based on current collateral pledged. At June 30, 2011 and December 31, 2010, the Bank had no short-term borrowings outstanding under this line.

Long-term debt consisted of the following FHLB fixed rate advances at June 30, 2011 and at December 31, 2010:

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $16.4 million at June 30, 2011 from $14.9 million at December 31, 2010, an increase of $1.5 million, or 10.2%.

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

At June 30, 2011, the Company had $64.3 million in cash and cash equivalents as compared to $34.4 million at December 31, 2010. Cash and cash equivalent balances consisted of no Federal funds sold at June 30, 2011 as compared to $7.0 million at December 31, 2010, and $54.8 million and $21.3 million at the Federal Reserve Bank of New York at June 30, 2011 and December 31, 2010, respectively. It was determined by management during 2010 to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averages approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provide the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(dollars in thousands)

Home equity lines of credit	$28,979	$27,897
Commitments to fund commercial real estate and construction loans	60,909	32,908
Commitments to fund commercial and industrial loans	40,323	43,734
Commercial and financial letters of credit	5,198	5,661
	$135,409	$110,200

Capital

Shareholders’ equity increased by approximately $2.3 million, or 2.8%, to $82.5 million at June 30, 2011 compared to $80.2 million at December 31, 2010. Net income for the six month period ended June 30, 2011 added $2.0 million to shareholders’ equity. Additionally, stock option compensation expense of $76,000, $136,000 in options exercised and $269,000 in the net unrealized gains on securities available for sale, net of tax, all contributed to the increase. These increases were partially offset by $225,000 relating to the dividends on the preferred stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at June 30, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of the Company and the Bank, at June 30, 2011 and December 31, 2010, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Community Partners	9.76%	9.75%	11.44%	11.19%	12.67%	12.33%
Two River	9.75%	9.73%	11.43%	11.16%	12.65%	12.31%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Capital Resource

During the first quarter of 2011, the Company applied to the U.S. Department of the Treasury for $12 million under the SBLF program. On July 20, 2011, the Company announced that it had received preliminary approval of its SBLF application. The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. In connection with the investment, the Company will use $9.0 million of the SBLF funds to redeem all of the outstanding shares of preferred stock issued to the U.S. Treasury under TARP. It is also the intention of the Company to redeem at a to-be-determined price the 311,972 warrants to purchase additional shares of preferred stock issued to the U.S. Treasury as part of the original TARP funding. On August 11, 2011, the Company received the $12 million under the SBLF program and simultaneously, redeemed the full $9.0 million of its outstanding shares of preferred stock issued to the U.S. Treasury under TARP. In exchange for the $12 million, the Company will issue 12,000 shares of a newly created Senior Non-Cumulative Perpetual Preferred Stock, Series C, to the Treasury, each having a liquidation preference of $1,000.

On July 20, 2011, the Company’s board of directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's common stock, to shareholders of record at the close of business on August 1, 2011 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $25.00, subject to adjustment, (as so adjusted, the “Exercise Price”).  The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement") between the Company and Registrar and Transfer Company, as Rights Agent, which is attached as Exhibit 4.1 to the Company’s 8-K filed with the SEC on July 21, 2011.  The Rights Agreement is designed to protect shareholders from abusive takeover tactics and attempts to acquire control of the Company at an inadequate price.  The Rights are not exercisable or transferable unless certain specified events occur.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.         Exhibits.

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

10.1
Change in Control Agreement, effective  as of  April 20, 2011, by and between Community Partners Bancorp, Two River Community Bank and Robert C. Werner (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the SEC on April 21, 2011)

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase

101.DEF**		XBRL Taxonomy Extension Definition Linkbase

101.LAB**		XBRL Taxonomy Extension Label Linkbase

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: August 12, 2011	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)