Form 10-Q
period 2011-09-30
Community Partners Bancorp
filed 2011-11-10
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of November 4, 2011, there were 7,697,978 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,308	$6,171
Interest-bearing deposits in bank	40,942	21,272
Federal funds sold	-	7,000

Cash and cash equivalents	51,250	34,443

Securities available-for-sale	45,920	35,079
Securities held-to-maturity (fair value of $10,945 and $10,643 at September 30, 2011 and December 31, 2010, respectively)	10,690	10,829
Restricted stock at cost	1,480	1,420
Loans	516,763	512,994
Allowance for loan losses	(6,993)	(6,246)
Net loans	509,770	506,748

Other real estate owned	6,592	8,098
Bank-owned life insurance	9,452	9,174
Premises and equipment, net	2,734	3,089
Accrued interest receivable	1,807	1,911
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,627 and $1,474 at September 30, 2011 and December 31, 2010, respectively	479	632
Other assets	7,090	7,311

TOTAL ASSETS	$665,373	$636,843

LIABILITIES
Deposits:
Non-interest bearing	$86,895	$77,378
Interest bearing	457,202	447,093

Total Deposits	544,097	524,471

Securities sold under agreements to repurchase	17,551	14,857
Accrued interest payable	83	93
Long-term debt	13,500	13,500
Other liabilities	3,744	3,734

Total Liabilities	578,975	556,655

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $1,000 liquidation preference per share; 12,000 shares authorized; 12,000 issued and outstanding at September 30, 2011, none issued or outstanding at December 31, 2010	12,000	-
Preferred stock, Series A, $1,000 liquidation preference per share; 9,000 shares authorized; no shares issued or outstanding at September 30, 2011, 9,000 shares issued or outstanding at December 31, 2010	-	8,628
Common stock, no par value; 25,000,000 shares authorized; 7,694,857 and 7,620,929 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	70,455	70,067
Retained earnings	3,695	1,325
Accumulated other comprehensive income	248	168
Total Shareholders' Equity	86,398	80,188

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$665,373	$636,843

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
     (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INTEREST INCOME:
Loans, including fees	$7,394	$7,595	$22,069	$22,126
Securities:
Taxable	302	274	892	948
Tax-exempt	92	94	269	281
Federal funds sold and interest bearing deposits	31	24	77	78
Total Interest Income	7,819	7,987	23,307	23,433
INTEREST EXPENSE:
Deposits	1,165	1,286	3,547	4,438
Securities sold under agreements to repurchase	28	39	91	134
Borrowings	109	91	324	241
Total Interest Expense	1,302	1,416	3,962	4,813
Net Interest Income	6,517	6,571	19,345	18,620
PROVISION FOR LOAN LOSSES	730	950	1,855	2,350
Net Interest Income after Provision for Loan Losses	5,787	5,621	17,490	16,270
NON-INTEREST INCOME:
Service fees on deposit accounts	135	122	403	378
Other loan fees	117	96	341	392
Earnings from investment in life insurance	92	86	278	262
Net realized gain on sale of securities	324	-	324	-
Net gain on sale of SBA loans	20	-	101	-
Net gain on sale of OREO properties	81	-	381	48
Other income	130	134	375	364
Total Non-Interest Income	899	438	2,203	1,444
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,634	2,169	7,957	6,954
Occupancy and equipment	797	809	2,419	2,498
Professional	242	263	649	717
Insurance	99	94	298	277
FDIC insurance and assessments	143	248	533	764
Advertising	60	75	170	225
Data processing	160	156	477	467
Outside services fees	102	122	298	355
Amortization of identifiable intangibles	47	58	153	182
OREO expenses, OREO impairment and loan workout expenses	262	88	649	330
Other operating	374	343	1,155	1,021
Total Non-Interest Expenses	4,920	4,425	14,758	13,790
Income before Income Taxes	1,766	1,634	4,935	3,924
INCOME TAX EXPENSE	661	539	1,829	1,358
Net Income	1,105	1,095	3,106	2,566
Preferred stock dividend and discount accretion	(402)	(145)	(688)	(431)
Net income available to common shareholders	$703	$950	$2,418	$2,135
EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.12	$0.31	$0.27
Diluted	$0.09	$0.12	$0.30	$0.27
Weighted average common shares outstanding:
Basic	7,924	7,802	7,877	7,785
Diluted	8,080	7,881	8,033	7,823

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
(dollar amounts in thousands)

		Common Stock		Retained	Accumulated
	Preferred Stock	Outstanding shares	Amount	Earnings (Accumulated Deficit)	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Comprehensive income:
Net income	-	-	-	3,106	-	3,106
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	80	80

Total comprehensive income						$3,186

Preferred stock, Series C issued	12,000	-	-	-	-	12,000

Preferred stock, Series C issuance costs	-	-	-	(48)	-	(48)

Redemption of preferred stock, Series A	(9,000)	-	-	-	-	(9,000)

Dividends on preferred stock, Series C	-	-	-	(54)	-	(54)

Dividends on preferred stock, Series A	-	-	-	(262)	-	(262)

Preferred stock, Series A discount accretion	372	-	-	(372)	-	-

Options exercised	-	70,226	223	-	-	223

Tax-benefit-exercised non-qualified stock options	-	-	34	-	-	34

Employee stock purchase program	-	3,702	18	-	-	18

Stock option compensation expense	-	-	113	-	-	113

Balance, September 30, 2011	$12,000	7,694,857	$70,455	$3,695	$248	$86,398

Balance January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837

Comprehensive income:
Net income	-	-	-	2,566	-	2,566
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	99	99

Total comprehensive income						$2,665

Dividends on preferred stock, Series A	-	-	-	(340)	-	(340)

Preferred stock, Series A discount accretion	91	-	-	(91)	-	-

Common stock dividend – 5%		361,756

Options exercised	-	52,176	178	-	-	178

Stock option compensation expense	-	-	45	-	-	45

Balance, September 30, 2010	$8,599	7,596,329	$70,017	$421	$348	$79,385

See notes to the unaudited consolidated financial statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$3,106	$2,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560	704
Provision for loan losses	1,855	2,350
Intangible amortization	153	182
Net amortization of securities premiums and discounts	111	97
Earnings from investment in life insurance	(278)	(262)
Net realized gain on sale of other real estate owned	(381)	(48)
Impairment on property held for sale	100	-
Impairment on other real estate owned	275	-
Stock option compensation expense	113	45
Net realized gain on securities available-for-sale	(324)	-
Gain from sale of SBA loans	(101)	-
Decrease (increase) in assets:
Accrued interest receivable	104	(18)
Other assets	74	1,379
(Decrease) increase in liabilities:
Accrued interest payable	(10)	(76)
Other liabilities	10	99
Net cash provided by operating activities	5,367	7,018
Cash flows from investing activities:
Purchase of securities available-for-sale	(24,634)	(8,552)
Purchase of securities held-to-maturity	(3,291)	(1,823)
Proceeds from repayments, calls and maturities of securities available-for-sale	10,093	15,454
Proceeds from repayments, calls and maturities of securities held to maturity	3,422	1,940
Proceeds from the sale of securities available-for-sale	4,048	-
Proceeds from sale of SBA loans	1,804	-
Purchase of restricted stock	(60)	(420)
Purchase of bank-owned life insurance	-	(24)
Net increase in loans	(7,168)	(17,757)
Purchases of premises and equipment	(205)	(207)
Construction advances on other real estate owned	(652)	-
Proceeds from sale of other real estate owned	2,852	2,986
Net cash used in investing activities	(13,791)	(8,403)
Cash flows from financing activities:
Net increase (decrease) in deposits	19,626	(5,507)
Net increase (decrease) in securities sold under agreements to repurchase	2,694	(2,590)
Proceeds from long term debt	-	6,000
Proceeds from issuance of preferred stock, Series C	12,000	-
Preferred stock, Series C, issuance costs	(48)	-
Redemption of preferred stock, Series A	(9,000)	-
Cash dividends paid on preferred stocks	(316)	(340)
Proceeds from employee stock purchase plan	18	-
Proceeds from exercise of stock options	223	178
Tax benefit of options exercised	34	-
Net cash provided (used in) by financing activities	25,231	(2,259)
Net increase (decrease) in cash and cash equivalents	16,807	(3,644)
Cash and cash equivalents – beginning	34,443	42,735
Cash and cash equivalents - ending	$51,250	$39,091
Supplementary cash flow information:
Interest paid	$3,972	$4,889
Income taxes paid	$2,547	$741
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$588	$6,485

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “2010 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011 for items that should potentially be recognized or disclosed in these financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011. These reclassifications had no effect on net income.

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

ASU 2011-05; The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Company is still evaluating the impact the new pronouncement may have on its consolidated financial statements.

ASU 2011-08; In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and Other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2011, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The analysis then calculates the present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value.

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

Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

All share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record as of December 13, 2011.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
Net income	$1,105	$1,095	$3,106	$2,566

Preferred stock dividend and discount accretion	(402)	(145)	(688)	(431)

Net income applicable to common shareholders	$703	$950	$2,418	$2,135

Weighted average common shares outstanding	7,923,684	7,802,436	7,877,408	7,784,807

Effect of dilutive securities, stock options and warrants	156,792	78,673	155,577	38,029

Weighted average common shares outstanding used to calculate diluted earnings per share	8,080,476	7,881,109	8,032,985	7,822,836

Basic earnings per common share	$0.09	$0.12	$0.31	$0.27
Diluted earnings per common share	$0.09	$0.12	$0.30	$0.27

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 341,000 for the three-month and nine-month periods ended September 30, 2011, and 692,000 and 716,000 for the three-month and nine-month period ended September 30, 2010, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

September 30, 2011:

Securities available for sale:
U.S. Government agency securities	$3,497	$18	$-	$-	$3,515
Municipal securities	1,263	42	-	-	1,305
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	18,673	616	-	(10)	19,279
Collateralized residential mortgage obligations	15,501	257	-	-	15,758
Corporate debt securities, primarily financial institutions	3,573	2	(203)	(383)	2,989

	42,507	935	(203)	(393)	42,846
Community Reinvestment Act (“CRA”)
mutual fund	2,999	75	-	-	3,074

	$45,506	$1,010	$(203)	$(393)	$45,920

Securities held to maturity:
Municipal securities	$8,881	$538	$-	$-	$9,419
Corporate debt securities, primarily financial institutions	1,809	-	-	(283)	1,526

	$10,690	$538	$-	$(283)	$10,945

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2010:

Securities available for sale:
U.S. Government agency securities	$5,773	$25	$-	$(12)	$5,786
Municipal securities	2,006	22	-	(12)	2,016
GSE – Residential mortgage-backed securities	15,519	760	-	(28)	16,251
Collateralized residential mortgage obligations	5,702	75	-	(32)	5,745
Corporate debt securities, primarily financial institutions	3,597	15	(243)	(282)	3,087

	32,597	897	(243)	(366)	32,885

CRA mutual fund	2,196	-	-	(2)	2,194

	$34,793	$897	$(243)	$(368)	$35,079

Securities held to maturity:
Municipal securities	$8,522	$182	$-	$(6)	$8,698
Corporate debt securities, primarily financial institutions	2,307	1	-	(363)	1,945

	$10,829	$183	$-	$(369)	$10,643

The amortized cost and fair value of the Company’s debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$2,014	$2,017	$1,274	$1,277
Due in one year through five years	1,295	1,226	1,495	1,579
Due in five years through ten years	2,920	2,949	3,882	4,142
Due after ten years	2,104	1,617	4,039	3,947

	8,333	7,809	10,690	10,945

GSE – Residential mortgage-backed securities	18,673	19,279	-	-
Collateralized residential mortgage obligations	15,501	15,758	-	-

	$42,507	$42,846	$10,690	$10,945

The Company had nine securities sales during the three and nine months ended September 30, 2011 totaling $4,048,000 and recorded a gross realized gain of $324,000 from these sales as compared to no sales during the three and nine months ended September 30, 2010.

Certain of the Company’s investment securities, totaling $26,037,000 and $17,170,000 at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:	(in thousands)

GSE – Residential mortgage-backed securities	$1,236	$(10)	$-	$-	$1,236	$(10)
Corporate debt securities, primarily financial institutions	1,262	(44)	2,748	(825)	4,010	(869)

Total Temporarily
Impaired Securities	$2,498	$(54)	$2,748	$(825)	$5,246	$(879)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:	(in thousands)

U.S. Government agency securities	$3,739	$(12)	$-	$-	$3,739	$(12)
Municipal securities	1,024	(18)	-	-	1,024	(18)
GSE – Residential mortgage-backed securities	3,033	(28)	-	-	3,033	(28)
Collateralized residential mortgage obligations	1,982	(32)	-	-	1,982	(32)
Corporate debt securities, primarily financial institutions	1,794	(24)	2,207	(864)	4,001	(888)
CRA mutual fund	2,194	(2)	-	-	2,194	(2)

Total Temporarily
Impaired Securities	$13,766	$(116)	$2,207	$(864)	$15,973	$(980)

The Company had 10 securities in an unrealized loss position at September 30, 2011. In management’s opinion, the unrealized losses in GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. As of September 30, 2011, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2011.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $272,000 at September 30, 2011. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 35 out of 45 banks and insurance companies that are performing at September 30, 2011. The deferrals and defaults as a percentage of original collateral at September 30, 2011 was 28.5%. Total other-than-temporary impairment on this security was $431,000 at September 30, 2011.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $0 and $72,000 was recognized in operations during the nine month period ending September 30, 2011 and for the year ended December 31, 2010, respectively. The Company recognized $203,000 and $243,000 of the other-than-temporary impairment in other comprehensive income at September 30, 2011 and December 31, 2010, respectively. The Company had no other-than-temporary impairment charge to earnings during the nine months ended September 30, 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Beginning balance, January 1,	$228	$156
Amount related to the credit loss for which an
other-than-temporary impairment was
previously recognized	-	-

Ending balance, September 30,	$228	$156

Beginning balance, July 1,	$228	$156
Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-	-

Ending balance, September 30,	$228	$156

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2011 and December 31, 2010, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention, have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectable and are charged to the allowance for loan losses. Loans not classified are rated pass.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The components of the loan portfolio at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Commercial and industrial	$133,216	$134,266
Real estate – construction	39,479	33,909
Real estate – commercial	273,975	262,996
Real estate – residential	19,080	21,473
Consumer	51,633	60,879

	517,383	513,523
Allowance for loan losses	(6,993)	(6,246)
Unearned fees	(620)	(529)

Net Loans	$509,770	$506,748

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010:

							Loans
							Receivable
	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing
September 30, 2011			(In Thousands)

Commercial and industrial	$-	$1,306	$2,349	3,655	$129,561	$133,216	$-
Real estate – construction	-	-	292	292	39,187	39,479	-
Real estate – commercial	2,315	1,825	-	4,140	269,835	273,975	-
Real estate – residential	413	96	263	772	18,308	19,080	-
Consumer	28	-	3,442	3,470	48,163	51,633	51

Total	$2,756	$3,227	$6,346	12,329	$505,054	$517,383	$51

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2010	(In Thousands)

Commercial and industrial	$1,492	$235	$792	$2,519	$131,747	$134,266	$-
Real estate – construction	-	-	523	523	33,386	33,909	-
Real estate – commercial	3,779	2,039	605	6,423	256,573	262,996	-
Real estate – residential	808	-	-	808	20,665	21,473	-
Consumer	31	278	3,729	4,038	56,841	60,879	-

Total	$6,110	$2,552	$5,649	$14,311	$499,212	$513,523	$-

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In Thousands)

Commercial and industrial	$2,349	$792
Real estate – construction	292	523
Real estate – commercial	-	605
Real estate – residential	263	-
Consumer	3,391	3,729

Total	$6,295	$5,649

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

Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, and reduction in the face amount of the debt or reduction of past accrued interest.

The Company’s troubled debt restructured modifications are made on short terms (12 month terms) in order to aggressively monitor and track performance. The short-term modifications performance are monitored for continued payment performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification programs is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present newly troubled debt restructured loans that occurred during the three and nine months ended September 30, 2011:

Three months ended September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

	Three months ended September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$374	$368
Real estate – construction	-	-	-
Real estate – commercial	1	2,630	2,626
Real estate – residential	-	-	-
Consumer	-	-	-

Total	3	$3,004	$2,994

The Company classifies all troubled debt restructurings as impaired loans and risk rated as substandard. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair value down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.

As a result of our impairment evaluation, there were no reserves established against current loans classified as troubled debt restructurings as of September 30, 2011. Our trouble debt restructured loans are generally agreed to a short-term payment plan. The extent of these plans are generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of September 30, 2011, were rate modifications. The company will not extend maturities, recast legal documents and/or forgive any interest or principal.

As of September 30, 2011, loans modified in a troubled debt restructuring totaled $7.6 million, including $5.3 million that are current, $2.3 million that are 60-89 days past due. There were no loans 90 days or more past due.  All loans modified in a troubled debt restructuring as of September 30, 2011, were current at the time of the modifications.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine month periods ended September 30, 2011:

Three months ended September 30, 2011

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	2	252

Total	2	$252

Nine months ended September 30, 2011

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	2	252

Total	2	$252

As of September 30, 2011, there were two consumer loans totaling $252,000 which were placed on non-accrual status that were troubled debt restructured loans.  These two loans were individually analyzed for impairment at the time of default and it was determined that the collateral was in excess of the combined outstanding principal and interest of the loans and therefore no specific reserve was recorded or charge-off was taken. The Company has currently initiated foreclosure actions on both loans, however, remains proactive in loss mitigation efforts to bring about a successful resolution to the workout of these two loans.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the nine months ended September 30, 2011 and at or for the year ended December 31, 2010:

	At or for the nine months ended September 30, 2011
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,390	$3,390	$-	$3,400	$108
Real estate – construction	292	292	-	455	7
Real estate – commercial	4,424	4,424	-	4,454	202
Real estate – residential	-	-	-	-	-
Consumer	478	478	-	478	12

With an allowance recorded:
Commercial and industrial	$2,033	$2,281	$867	$2,199	$44
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,328	3,328	85	3,336	143
Real estate – residential	263	263	58	263	5
Consumer	3,138	3,888	362	3,337	-

Total:
Commercial and industrial	$5,423	$5,671	$867	$5,599	$152
Real estate – construction	292	292	-	455	7
Real estate – commercial	7,752	7,752	85	7,790	345
Real estate – residential	263	263	58	263	5
Consumer	3,616	4,366	362	3,815	12

	$17,346	$18,344	$1,372	$17,922	$521

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2010
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,751	$2,751	$-	$3,546	$187
Real estate – construction	532	532	-	532	23
Real estate – commercial	2,278	2,278	-	2,279	133
Real estate – residential	225	375	-	225	8
Consumer	353	353	-	353	13

With an allowance recorded:
Commercial and industrial	$1,010	$2,071	$476	$1,010	$46
Real estate – construction	2,348	3,638	142	2,348	1
Real estate – commercial	1,531	1,531	66	1,535	21
Real estate – residential	-	-	-	-	-
Consumer	3,629	4,129	327	3,632	108

Total:
Commercial and industrial	$3,761	$4,822	$476	$4,556	$233
Real estate – construction	2,880	4,170	142	2,880	24
Real estate – commercial	3,809	3,809	66	3,814	154
Real estate – residential	225	375	-	225	8
Consumer	3,982	4,482	327	3,985	121

	$14,657	$17,658	$1,011	$15,460	$540

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011	(In Thousands)

Commercial and industrial	$114,782	$5,689	$12,745	$-	$133,216
Real estate – construction	38,839	-	640	-	39,479
Real estate – commercial	259,332	4,330	10,313	-	273,975
Real estate – residential	18,817	-	263	-	19,080
Consumer	47,567	145	3,921	-	51,633

Total:	$479,337	$10,164	$27,882	$-	$517,383

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010	(In Thousands)

Commercial and industrial	$115,815	$9,186	$9,265	$-	$134,266
Real estate – construction	33,386	-	523	-	33,909
Real estate – commercial	250,735	3,024	9,237	-	262,996
Real estate – residential	21,473	-	-	-	21,473
Consumer	56,415	40	4,424	-	60,879

Total:	$477,824	$12,250	$23,449	$-	$513,523

The following tables present the balance in the allowance for loan losses at September 30, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
September 30, 2011	(In Thousands)

Commercial and industrial	$2,449	$867	$1,582	$133,216	$4,899	$128,317
Real estate – construction	916	-	916	39,479	818	38,661
Real estate – commercial	2,311	85	2,226	273,975	7,752	266,223
Real estate – residential	294	58	236	19,080	488	18,592
Consumer	945	362	583	51,633	3,389	48,244
Unallocated	78	-	78	-	-	-

Total:	$6,993	$1,372	$5,621	$517,383	$17,346	$500,037

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2010			(In Thousands)

Commercial and industrial	$2,081	$476	$1,605	$134,266	$3,761	$130,505
Real estate – construction	895	142	753	33,909	2,880	31,029
Real estate – commercial	2,193	66	2,127	262,996	3,809	259,187
Real estate – residential	276	-	276	21,473	225	21,248
Consumer	793	327	466	60,879	3,982	56,897
Unallocated	8	-	8	-	-	-

Total:	$6,246	$1,011	$5,235	$513,523	$14,657	$498,866

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2011:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2011	$2,332	$2,408	$787	$265	$930	$80	$6,802
Charge-offs	(247)	-	-	-	(300)	-	(547)
Recoveries	5	-	-	-	3	-	8
Provision	359	(97)	129	29	312	(2)	730

Ending balance, September 30, 2011	$2,449	$2,311	$916	$294	$945	$78	$6,993

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(482)	-	(82)	-	(588)	-	(1,152)
Recoveries	17	-	-	-	27	-	44
Provision	833	118	103	18	713	70	1,855

Ending balance, September 30, 2011	$2,449	$2,311	$916	$294	$945	$78	$6,993

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

The components of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Unrealized holding gains (losses) on available for sale securities	$19	$(40)	$411	$212
Reclassification adjustment for gains on sales of securities recognized in income	(324)	-	(324)	-
Unrealized gains (losses) on securities for which a portion of the impairment has been recognized in income	(5)	(10)	40	(56)

Tax effect	121	22	(47)	(57)

Net of tax amount	$(189)	$(28)	$80	$99

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2011, the number of shares of Company common stock remaining and available for future issuance under the Plan is 417,979 after adjusting for the 3% stock dividend declared on November 10, 2011.

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

Stock based compensation expense related to the stock option grants, was approximately $29,000 and $88,000 during the three months and nine months ended September 30, 2011, respectively. During the three month period ended September 30, 2010, the Company recorded an $8,000 benefit relating to stock based compensation due to the unvested stock options related to officers no longer employed with the Company. For the nine months ended September 30, 2010, stock based compensation expense amounted to $45,000. Stock based compensation expense is included in salaries and employee benefits on the statements of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $292,000 as of September 30, 2011 and will be recognized over the subsequent 2.2 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2011:
	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	872,874	$6.70
Options exercised	(72,333)	3.09
Options forfeited	(2,840)	3.20
Options outstanding, September 30, 2011	797,701	$7.03	5.0 years	$513,083
Options exercisable, September 30, 2011	564,882	$8.53	4.0 years	$255,989
Option price range at September 30, 2011	$3.01 to $14.17

The total intrinsic value of options exercised during the three months and nine months ended September 30, 2011, was $52,000 and $119,000, respectively. Cash received from such exercises was $87,000 and $223,000, respectively. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2010, was $41,000 and $49,000, respectively. Cash received from such exercises was $137,000 and $178,000, respectively. A tax benefit of $21,000 and $34,000 was recognized during the three and nine month period ended September 30, 2011, respectively, as compared to no tax benefit recognized for the same period in 2010.

NOTE 8 – STOCK BASED COMPENSATION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Total unrecognized compensation cost related to restricted stock options under the Plan was $52,000 as of September 30, 2011 and will be recognized over the subsequent 1.7 years. As of September 30, 2011, all restricted stock shares were unvested.

Compensation expense related to the restricted stock was $8,000 and $25,000 for the three and nine month periods ended September 30, 2011, respectively, compared to no compensation expense for the three and nine months ended September 30, 2010, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and nine month period ended September 30, 2011 and 2010 related to the restricted stock compensation.

The following table summarizes information about restricted stock at September 30, 2011 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2010	22,042	$3.93
Granted	-	-
Outstanding at September 30, 2011	22,042	$3.93

All share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record on December 13, 2011.

NOTE 9 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2011, the Company had $5,181,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

NOTE 10 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at September 30, 2011 and December 31, 2010, respectively, as follows:

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

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at September 30, 2011 and December 31, 2010.

There were no short-term borrowings from the FHLB at September 30, 2011 and December 31, 2010. Advances from the FHLB are secured by qualifying assets of the Bank.

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

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At September 30, 2011	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$3,515	$-	$3,515
Municipal securities	-	1,305	-	1,305
GSE: Residential mortgage-backed securities	-	19,279	-	19,279
Collateralized residential mortgage obligations	-	15,758	-	15,758
Corporate debt securities, primarily financial institutions	-	2,920	69	2,989
CRA mutual Fund	3,074	-	-	3,074

Total	$3,074	$42,777	$69	$45,920

At December 31, 2010

Securities available for sale:
U.S. Government agency securities	$-	$5,786	$-	$5,786
Municipal securities	-	2,016	-	2,016
GSE: Residential mortgage-backed securities	-	16,251	-	16,251
Collateralized residential mortgage obligations	-	5,745	-	5,745
Corporate debt securities, primarily financial institutions	-	3,058	29	3,087
CRA mutual Fund	2,194	-	-	2,194

Total	$2,194	$32,856	$29	$35,079

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2011	2010
	(in thousands)

Beginning balance, July 1,	$74	$94
Total gains/(losses) – (realized/unrealized):
Included in other comprehensive income	(5)	(10)

Ending balance, September 30,	$69	$84

Beginning balance, January 1,	$29	$140
Total gains/(losses) – (realized/unrealized):
Included in other comprehensive income	40	(56)

Ending balance, September 30,	$69	$84

 For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2011
Impaired loans	$-	$-	$7,390	$7,390
Other real estate owned	-	-	6,592	6,592
Property held for sale	-	-	1,000	1,000

At December 31, 2010
Impaired loans	$-	$-	$7,507	$7,507
Other real estate owned	-	-	8,098	8,098

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

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

•
Other real estate owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2011, properties totaling $6,592,000 as compared to $8,098,000 at December 31, 2010, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•
Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property. An impairment charge of $25,000 and $100,000 was recorded during the three and nine month periods ending September 30, 2011, respectively.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2011 and December 31, 2010, the Company determined that no active market existed for our pooled trust preferred security.  This security is classified as a Level 3 investment.  Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2011 and December 31, 2010.

 The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$51,250	$51,250	$34,443	$34,443
Securities available for sale	45,920	45,920	35,079	35,079
Securities held to maturity	10,690	10,945	10,829	10,643
Restricted stock	1,480	1,480	1,420	1,420
Loans receivable	509,770	501,823	506,748	507,968
Accrued interest receivable	1,807	1,807	1,911	1,911

Financial liabilities:
Deposits	544,097	546,724	524,471	526,142
Securities sold under agreements to repurchase	17,551	17,551	14,857	14,857
Long-term debt	13,500	14,962	13,500	14,649
Accrued interest payable	83	83	93	93

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

NOTE 12 – SHAREHOLDERS’ EQUITY

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”). The SBLF was created in the fall of 2010 as part of the Small Business Jobs Act. The SBLF provides Tier 1 capital to community banks with assets of $10 billion or less, and provides incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The Perpetual Preferred Stock, Series C, under SBLF qualifies as Tier 1 capital.

Unlike the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”), under the SBLF program, Treasury did not receive any warrants in exchange for SBLF funding. Rates will be determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, issued to the U.S. Treasury under TARP CPP. The Senior Preferred Stock, Series A, under TARP qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years. Dividends were payable on February 15, May 15, August 15 and November 15 of each year.

The noncumulative dividend rate on the SBLF Preferred Shares will be adjusted to reflect the amount of a change in the Company’s qualified small business lending from its baseline, determined based upon the Company’s qualified small business lending for each of the four full quarters ending June 30, 2010. Accordingly, the dividend rate will change as follows:

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year.

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

NOTE 13 – SUBSEQUENT EVENT

On October 26, 2011, the Company successfully negotiated the redemption of the TARP CPP warrant for $460,000.

On November 10, 2011, the Company announced that the Board of Directors of the Company approved a 3% stock dividend, payable on December 30, 2011 to shareholders of record as of December 13, 2011.

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

Allowance for Loan Losses. We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized. Risks from the loan portfolio are analyzed on a continuous basis by the Company’s senior management, outside independent loan review auditors, the directors’ loan committee, and the Board of Directors.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit is identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing for goodwill was completed at September 30, 2011 and no goodwill impairment was recorded.

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

Overview

The Company reported net income to common shareholders of $703,000 for the three months ended September 30, 2011, compared to $950,000, for the same period in 2010, a decrease of 26.0%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.09 for the quarter ended September 30, 2011 compared to $0.12 for the same period in 2010. The reported decreases in net income and earnings per share were primarily due to the fact that dividends and accretion related to the preferred stock issued to the Treasury under the TARP CPP program reduced earnings for the third quarter of 2011 by $402,000, or $0.05 per diluted common share, as compared to $145,000, $0.02 per diluted common share, for the same period in 2010. The increased dividends and accretion were primarily due to the redemption by the Company of the TARP CPP Senior Preferred Stock, Series A. On August 11, 2011, the Company sold shares of its preferred stock Series C for $12 million to the U.S. Treasury under the Small Business Lending Fund (“SBLF”), a voluntary federal government program intended to encourage small business lending by providing capital to qualified community banks. Simultaneously with the receipt of the SBLF funds, the Company redeemed the full balance of $9.0 million of its TARP CPP Senior Preferred Stock, Series A. As a result of the TARP CPP redemption, the remaining discount accretion of $301,000, or $0.04 per diluted share, on the associated Senior Preferred Stock, Series A, was recognized during the third quarter 2011. Excluding the affects of this item, net income to common shareholders for the three month period ended September 30, 2011 amounted to $1.0 million, or $0.13 per diluted common share. The annualized return on average assets decreased 3 basis points to 0.65% for the three months ended September 30, 2011 as compared to 0.68% for the same period in 2010. The annualized return on average shareholders’ equity decreased 32 basis points to 5.23% for the three month period ended September 30, 2011 as compared to 5.54% for the three months ended September 30, 2010.

The Company reported net income to common shareholders of $2.4 million for the nine months ended September 30, 2011, compared to $2.1 million, for the same period in 2010, an increase of 13.3%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.30 for the nine months ended September 30, 2011 compared to $0.27 for the same period in 2010. Dividends and accretion related to the preferred stock issued to the Treasury reduced earnings by $688,000, or $0.09 per diluted common share, for the nine months ended September 30, 2011, and by $431,000, or $0.06 per diluted common share, for the same period in 2010. These reported decreases were primarily due to the requirement to recognize the remaining discount accretion on the TARP CPP preferred stock, as discussed above. Excluding the affects of this item, net income to common shareholders for the nine month period ended September 30, 2011 amounted to $2.7 million, or $0.34 per diluted common share. The annualized return on average assets increased to 0.62% for the nine months ended September 30, 2011 as compared to 0.52% for the same period in 2010. The annualized return on average shareholders’ equity increased to 5.03% for the nine month period ended September 30, 2011 as compared to 4.38% for the nine months ended September 30, 2010.

Net interest income decreased by $54,000, or 0.8%, for the quarter ended September 30, 2011 from the same period in 2010, primarily due to the recognition of $93,000 of interest income during the third quarter of 2010 relating to the full recovery and payoff of two non-accrual loans. On a linked quarter basis, net interest income increased by $22,000, or 0.3% from the second quarter of 2011. The Company reported a net interest margin of 4.16% for the quarter ended September 30, 2011, a decrease of 7 basis points when compared to the 4.23% for the quarter ended June 30, 2011, and decreased 19 basis points when compared to the 4.35% reported for the quarter ended September 30, 2010. The decline in both periods is primarily due to a higher cash liquidity position due to deposit growth.

Net interest income increased by $725,000, or 3.9%, for the nine months ended September 30, 2011 over the same period in 2010, primarily as a result of lower deposit rates and a higher level of core checking deposits. The Company reported a net interest margin of 4.24% for the nine months ended September 30, 2011, an increase of 13 basis points when compared to the 4.11% reported for the nine months ended September 30, 2010, primarily due to an improvement in the mix of our interest earning assets as well as a 14.0% increase in core checking deposits coupled with lower funding costs.

The provision for loan losses for the three months ended September 30, 2011 was $730,000, as compared to a provision for loan losses of $950,000 for the corresponding 2010 period. The provision for loan losses for the nine months ended September 30, 2011 was $1.9 million, as compared to a provision for loan losses of $2.4 million for the corresponding 2010 period. The decrease in both the three and nine month periods was primarily due to lesser allowance requirements for certain identified impaired loans and slower loan growth in the overall portfolio.

Non-interest income for the quarter ended September 30, 2011 totaled $899,000, an increase of $461,000, or 105.3%, compared to the same period in 2010. The increase was primarily due to $324,000 of gains on the sale of investment securities and $81,000 of gains on the sale of two OREO properties recorded during the quarter ended September 30, 2011. Additionally, higher fees were generated by our residential mortgage department coupled with an increase in service fees on deposit accounts.  Non-interest income for the nine months ended September 30, 2011 totaled $2.2 million, an increase of $759,000, or 52.6%, compared to the same period in 2010. This increase for the nine month period was due primarily to $381,000 of gains on the sale of six OREO properties, $324,000 of gains on the sale of investment securities and $101,000 of gains on the sale of SBA loans. These gains were offset in part by lower fees generated by our residential mortgage department.

Non-interest expense for the quarter ended September 30, 2011 totaled $4.9 million, an increase of $495,000, or 11.2%, from the same period in 2010. The increase was due primarily to a $280,000 benefit recognized in the third quarter of 2010 relating to the forfeiture of certain benefit plans to officers whom are no longer employed by the Company coupled with higher OREO and impaired net loan expense resulting from $175,000 of impairments on two existing OREO properties during the third quarter of 2011. Non-interest expense for the nine months ended September 30, 2011 totaled $14.8 million, an increase of $968,000, or 7.0%, from the same period in 2010. This increase for the nine month period was due primarily to the year over year items discussed above.

Total assets at September 30, 2011 were $665.4 million, up 4.5% from total assets of $636.8 million at December 31, 2010. Total loans at September 30, 2011 were $516.8 million, an increase of 0.7% compared to $513.0 million at December 31, 2010. Total deposits were $544.1 million at September 30, 2011, an increase of 3.7% from total deposits of $524.5 million at December 31, 2010. Core checking deposits at September 30, 2011 increased 7.7% when compared to year-end 2010, resulting primarily from increased business and consumer activity, while savings accounts, inclusive of money market deposits, increased 0.4%. Additionally, time deposits increased 8.0% over this same period.

At September 30, 2011, the Company’s allowance for loan losses was $7.0 million, compared with $6.2 million at December 31, 2010. The allowance for loan losses as a percentage of total loans at September 30, 2011 was 1.35%, compared with 1.22% at December 31, 2010. Non-performing assets at September 30, 2011, as a percentage of total assets were 1.94%, down from 2.01% at June 30, 2011 and 2.16% reported at December 31, 2010. Non-performing assets decreased to $12.9 million at September 30, 2011 as compared with $13.6 million at June 30, 2011 and $13.7 million at December 31, 2010.

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

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Three months ended September 30,		(Annualized) Nine months ended September 30,
	2011	2010	2011	2010
Return on average assets	0.65%	0.68%	0.62%	0.52%
Return on average tangible assets (1)	0.67%	0.70%	0.64%	0.54%
Return on average shareholders' equity	5.23%	5.54%	5.03%	4.38%
Return on average tangible shareholders' equity (1)	6.72%	7.27%	6.50%	5.77%
Net interest margin	4.16%	4.35%	4.24%	4.11%
Average equity to average assets	12.49%	12.25%	12.43%	11.98%
Average tangible equity to average tangible assets (1)	10.08%	9.61%	9.89%	9.35%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	For the Three months ended September 30,		For the Nine months ended September 30,
	2011	2010	2011	2010

Net income available to common shareholders	$703	$950	$2,418	$2,135
Effect of accelerated portion of discount accretion	301	-	301	-
Net income available to common shareholders
excluding accelerated discount accretion	$1,004	$950	$2,719	$2,135

Diluted earnings per common share	$0.09	$0.12	$0.30	$0.27
Effect of accelerated portion of discount accretion	0.04	-	0.04	-
Diluted earnings per common share
excluding accelerated discount accretion	$0.13	$0.12	$0.34	$0.27

Return on average assets	0.65%	0.68%	0.62%	0.52%
Effect of intangible assets	0.02%	0.02%	0.02%	0.02%
Return on average tangible assets	0.67%	0.70%	0.64%	0.54%

Return on average equity	5.23%	5.54%	5.03%	4.38%
Effect of average intangible assets	1.49%	1.73%	1.47%	1.39%
Return on average tangible equity	6.72%	7.27%	6.50%	5.77%

Average equity to average assets	12.49%	12.25%	12.43%	11.98%
Effect of intangible assets	(2.47%)	(2.64%)	(2.54%)	(2.63%)
Average tangible equity to average tangible assets	10.02%	9.61%	9.89%	9.35%

This Report contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “net income available to common shareholders excluding accelerated discount accretion,” “diluted earnings per common share excluding accelerated discount accretion,” “return on average tangible assets,” “return on average tangible equity,” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

We anticipate that our earnings will remain challenged for the remainder of 2011 principally due to the sluggish economic conditions in the New Jersey commercial and real estate markets. In addition, should a further general decline in economic conditions in New Jersey continue, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Three months ended September 30, 2011 compared to September 30, 2010

Net Interest Income

Net interest income decreased by $54,000, or 0.8%, to $6.5 million for the three months ended September 30, 2011 compared to $6.6 million for the corresponding period in 2010, primarily due to recognition of $93,000 of interest income during the third quarter of 2010 relating to full recovery and payoff of two non-accrual loans. The net interest margin and net interest spread decreased to 4.16% and 3.95%, respectively, for the three months ended September 30, 2011 from 4.35% and 4.13%, respectively, for the three months ended September 30, 2010, due primarily from a higher cash liquidity position resulting from deposit growth.

Total interest income for the three months ended September 30, 2011 decreased by $168,000, or 2.1%. The decrease in interest income was primarily due to an interest rate related decrease in interest income of $240,000 partially offset by a volume related increase in interest income of $72,000 for the third quarter of 2011 as compared to the same prior year period.

Interest and fees on loans decreased $201,000, or 2.6%, to $7.4 million for the three months ended September 30, 2011 compared to $7.6 million for the corresponding period in 2010. Volume related decreases equaled $172,000 as well as an interest rate-related decrease of $29,000. The average balance of the loan portfolio for the three months ended September 30, 2011 decreased by $2.0 million, or 0.4%, to $518.2 million from $520.2 million for the corresponding period in 2010. The average annualized yield on the loan portfolio was 5.66% for the quarter ended September 30, 2011 compared to 5.79% for the quarter ended September 30, 2010. Additionally, the average balance of non-accrual loans, which amounted to $6.2 million and $11.9 million at September 30, 2011 and 2010, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $31,000 for the three months ended September 30, 2011, representing an increase of $7,000, or 29.2%, from $24,000 for the three months ended September 30, 2010.  For the three months ended September 30, 2011, Federal funds sold had no average balance, as compared to $7.0 million with an average annualized yield of 0.34% for the three months ended September 30, 2010. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the three months ended September 30, 2011, interest bearing deposits had an average balance of $48.3 million and an average annualized yield of 0.25% as compared to an average balance of $28.8 million and an average annualized yield of 0.25% for the same period in 2010. This average balance increase was primarily due to an increase in deposit growth and a lower than expected loan growth.

Interest income on investment securities totaled $394,000 for the three months ended September 30, 2011 compared to $368,000 for the three months ended September 30, 2010, an increase of $26,000, or 7.1%. The increase in interest income on investment securities was primarily attributable to new purchases which replaced maturities, calls, principal paydowns and sales of existing securities as well as reinvesting a portion of our cash liquidity position. For the three months ended September 30, 2011, investment securities had an average balance of $54.7 million with an average annualized yield of 2.88% compared to an average balance of $43.5 million with an average annualized yield of 3.38% for the three months ended September 30, 2010. This decline in yield is the result of the lower rate environment.

Interest expense on interest-bearing liabilities amounted to $1.3 million for the three months ended September 30, 2011 compared to $1.4 million for the corresponding period in 2010, a decrease of $114,000, or 8.1%. This decrease in interest expense was comprised of a $170,000 rate-related decrease primarily resulting from lower deposit rates, partially offset by $56,000 in volume-related increases.

During 2010 and into 2011, management continued to focus on developing core deposit relationships at the Bank. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $496.0 million for the three months ended September 30, 2011 from $483.9 million for the same period last year, an increase of $12.1 million, or 2.5%. Our average NOW accounts increased $12.9 million from $47.4 million with an average annualized yield of 0.54% during the third quarter of 2010, to $60.3 million with an average annualized yield of 0.43% during the third quarter of 2011. Our average balance in certificates of deposit increased by $5.8 million, or 5.1%, to $119.1 million with an average annualized yield of 1.90% for the third quarter of 2011 from $113.3 million with an average annualized yield of 1.91% for the same period in 2010. Additionally, average savings deposits increased by $65,000 over this same period and the average annualized yield declined by 16 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $10.5 million over this same period while the average annualized yield declined by 22 basis points. During the third quarter of 2011, our average demand deposits reached $90.9 million, an increase of $12.1 million, or 15.3%, over the same period last year. For the three months ended September 30, 2011, the average annualized cost for all interest-bearing liabilities was 1.04%, compared to 1.16% for the three months ended September 30, 2010, a decrease of 12 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2011 were $16.9 million, with an average interest rate of 0.66%, compared to $16.2 million, with an average interest rate of 0.95%, for the third quarter of 2010.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2011 were $13.5 million, with an average interest rate of 3.20%, compared to $10.3 million, with an average interest rate of 3.54%, for the third quarter of 2010.

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

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$48,335	$31	0.25%	$28,849	$18	0.25%
Federal funds sold	-	-	0.00%	7,000	6	0.34%
Investment securities	54,713	394	2.88%	43,487	368	3.38%
Loans, net of unearned fees (1) (2)	518,214	7,394	5.66%	520,229	7,595	5.79%

Total Interest Earning Assets	621,262	7,819	4.99%	599,565	7,987	5.29%

Non-Interest Earning Assets:
Allowance for loan losses	(6,879)			(7,056)
All other assets	61,550			52,923

Total Assets	$675,933			$645,432

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$60,281	66	0.43%	$47,387	64	0.54%
Savings deposits	199,846	414	0.82%	199,781	492	0.98%
Money market deposits	86,384	115	0.53%	96,859	182	0.75%
Time deposits	119,137	570	1.90%	113,337	547	1.91%
Repurchase agreements	16,852	28	0.66%	16,223	39	0.95%
FHLB-term borrowings	13,500	109	3.20%	10,304	92	3.54%

Total Interest Bearing Liabilities	496,000	1,302	1.04%	483,891	1,416	1.16%

Non-Interest Bearing Liabilities:
Demand deposits	90,873			78,783
Other liabilities	4,618			3,700

Total Non-Interest Bearing Liabilities	95,491			82,483

Shareholders' Equity	84,442			79,058

Total Liabilities and Shareholders' Equity	$675,933			$645,432

NET INTEREST INCOME		$6,517			$6,571

NET INTEREST SPREAD (3)			3.95%			4.13%

NET INTEREST MARGIN(4)			4.16%			4.35%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$37,140	$70	0.25%	$29,971	$56	0.25%
Federal funds sold	4,205	7	0.22%	14,630	22	0.20%
Investment securities	50,539	1,161	3.06%	46,263	1,229	3.54%
Loans, net of unearned fees (1) (2)	518,413	22,069	5.69%	514,195	22,126	5.75%

Total Interest Earning Assets	610,297	23,307	5.11%	605,059	23,433	5.18%

Non-Interest Earning Assets:
Allowance for loan losses	(6,550)			(6,813)
All other assets	59,206			54,326

Total Assets	$662,953			$652,572

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$56,477	191	0.45%	$48,197	230	0.64%
Savings deposits	198,593	1,309	0.88%	200,840	1,751	1.17%
Money market deposits	88,733	397	0.60%	100,745	707	0.94%
Time deposits	116,476	1,650	1.89%	119,876	1,750	1.95%
Repurchase agreements	16,038	91	0.76%	15,611	134	1.15%
FHLB-term borrowings	13,500	324	3.21%	8,445	241	3.82%

Total Interest Bearing Liabilities	489,817	3,962	1.08%	493,714	4,813	1.30%

Non-Interest Bearing Liabilities:
Demand deposits	86,292			77,020
Other liabilities	4,451			3,679

Total Non-Interest Bearing Liabilities	90,743			80,699

Shareholders' Equity	82,393			78,159

Total Liabilities and Shareholders' Equity	$662,953			$652,572

NET INTEREST INCOME		$19,345			$18,620

NET INTEREST SPREAD (3)			4.03%			3.88%

NET INTEREST MARGIN(4)			4.24%			4.11%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2010			September 30, 2010
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$12	$1	$13	$13	$1	$14
Federal funds sold	(6)	-	(6)	(16)	1	(15)
Investment securities	95	(69)	26	114	(182)	(68)
Loans	(29)	(172)	(201)	182	(239)	(57)

Total Interest Income	72	(240)	(168)	293	(419)	(126)

Interest Paid On:
NOW deposits	17	(15)	2	40	(79)	(39)
Savings deposits	-	(78)	(78)	(20)	(422)	(442)
Money market deposits	(20)	(47)	(67)	(84)	(226)	(310)
Time deposits	28	(5)	23	(50)	(50)	(100)
Repurchase agreements	2	(13)	(11)	4	(47)	(43)
Long-term debt	29	(12)	17	144	(61)	83

Total Interest Expense	56	(170)	(114)	34	(885)	(851)

Net Interest Income	$16	$(70)	$(54)	$259	$466	$725

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2011 decreased to $730,000, as compared to a provision for loan losses of $950,000 for the corresponding 2010 period. The $730,000 provision for three months ended September 30, 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The allowance for loan loss totaled $7.0 million, or 1.35% of total loans at September 30, 2011, as compared to $6.2 million, or 1.22% at December 31, 2010.

In management’s opinion, the allowance for loan losses, totaling $7.0 million at September 30, 2011, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate continued loan volume during 2011 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2011, non-interest income amounted to $899,000 compared to $438,000 for the corresponding period in 2010. The increase of $461,000 was primarily due to $324,000 of gains on the sale of investment securities resulting from taking advantage of the volatility in the bond market and $81,000 of net gains resulting from the sale of two OREO properties with a carrying value of $1.2 million recorded during the third quarter of 2011. Other increases included $20,000 of gains from the sale of SBA loans, an increase of $21,000 in other loan fees primarily due to higher fees generated by our residential mortgage department and a $14,000 increase in service fees on deposit accounts.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2011 increased $495,000, or 11.2%, to $4.9 million compared to $4.4 million for the three months ended September 30, 2010. This increase was primarily due to a $280,000 benefit recognized in the third quarter of 2010 relating to the forfeiture of certain plan benefits to officers whom were no longer employed by the Company coupled with higher OREO and impaired net loan expense resulting from $175,000 of impairments on two existing OREO properties during the third quarter of 2011. The write-downs were reflective of declining valuations in the current real estate markets. These increases were partially offset by decreases in professional and outside service fees, which combined declined $41,000, or 10.6%, from the same period last year. FDIC insurance and assessments decreased by $105,000, or 42.3%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $48,000 for the third quarter of 2011 compared to $58,000 for the corresponding period in 2010.

Income Taxes

The Company recorded income tax expense of $661,000 for the three months ended September 30, 2011 compared to $539,000 for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011 was 37.4%, compared to 33.0% for the corresponding period in 2010. The increase in the effective tax rate resulted from a higher level of taxable income in 2011 as compared to 2010.

Nine months ended September 30, 2011 compared to September 30, 2010

Net Interest Income

Net interest income increased by $725,000, or 3.9%, to $19.3 million for the nine months ended September 30, 2011 compared to $18.6 million for the corresponding period in 2010, primarily as a result of lower deposit rates, higher level of core checking deposits and an improvement in the mix of average interest-earning assets. The net interest margin and net interest spread increased to 4.24% and 4.03%, respectively, for the nine months ended September 30, 2011 from 4.11% and 3.88%, respectively, for the nine months ended September 30, 2010.

Total interest income for the nine months ended September 30, 2011 decreased by $126,000, or 0.5%. The decrease in interest income was primarily due to an interest rate related decrease in interest income of $419,000 partially offset by a volume related increase in interest income of $293,000 for the nine months ended September 30, 2011 as compared to the same prior year period.

Interest and fees on loans decreased $57,000, or 0.3%, to $22.1 million for the nine months ended September 30, 2011 and 2010. Of the $57,000 decrease in interest and fees on loans, $239,000 was attributable to interest rate related decreases. This decrease was partially offset by a volume related increase of $182,000. The average balance of the loan portfolio for the nine months ended September 30, 2011 increased by $4.2 million, or 0.8%, to $518.4 million from $514.2 million for the corresponding period in 2010. The average annualized yield on the loan portfolio was 5.69% for the nine months ended September 30, 2011 compared to 5.75% for the nine months ended September 30, 2010. Additionally, the average balance of non-accrual loans, which amounted to $5.9 million and $12.7 million at September 30, 2011 and 2010, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $77,000 for the nine months ended September 30, 2011, representing a decrease of $1,000, or 1.3%, from $78,000 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, Federal funds sold had an average balance of $4.2 million with an average annualized yield of 0.22%, as compared to $14.6 million with an average annualized yield of 0.20% for the nine months ended September 30, 2010. During the second quarter 2011, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the nine months ended September 30, 2011, interest bearing deposits had an average balance of $37.1 million and an average annualized yield of 0.25% as compared to an average balance of $30.0 million and an average annualized yield of 0.25% for the same period in 2010.

Interest income on investment securities totaled $1.2 million for the nine months ended September 30, 2011 and 2010, a decrease of $68,000, or 5.5%. The decrease in interest income on investment securities was primarily attributable to new purchases which replaced maturities, calls, principal paydowns and sales of existing securities. These new purchases were made at lower rates resulting from the lower rate environment, therefore causing the decline in interest income. For the nine months ended September 30, 2011, investment securities had an average balance of $50.5 million with an average annualized yield of 3.06% compared to an average balance of $46.3 million with an average annualized yield of 3.54% for the nine months ended September 30, 2010.

Interest expense on interest-bearing liabilities amounted to $4.0 million for the nine months ended September 30, 2011 compared to $4.8 million for the corresponding period in 2010, a decrease of $851,000, or 17.7%. Of this decrease in interest expense, $885,000 was due to rate-related decreases primarily resulting from lower deposit rates, partially offset by a $34,000 volume-related increase.

The average balance of interest-bearing liabilities decreased to $489.8 million for the nine months ended September 30, 2011 from $493.7 million for the same period last year, a decrease of $3.9 million, or 0.8%. The average balance in certificates of deposit decreased by $3.4 million, or 2.8%, to $116.5 million with an average annualized yield of 1.89% for the nine months ended September 30, 2011 from $119.9 million with an average annualized yield of 1.95% for the same period in 2010. Average money market deposits decreased by $12.0 million over this same period while the average annualized yield declined by 34 basis points. Additionally, average savings deposits decreased by $2.2 million over this same period and the average annualized yield declined by 29 basis points. These average balance decreases were partially offset by increases of $8.3 million in average NOW deposits, which increased from $48.2 million with an average annualized yield of 0.64% during the nine months ended September 30, 2010, to $56.5 million with an average annualized yield of 0.45% during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, our average demand deposits reached $86.3 million, an increase of $9.3 million, or 12.0%, over the same period last year. For the nine months ended September 30, 2011, the average annualized cost for all interest-bearing liabilities was 1.08%, compared to 1.30% for the nine months ended September 30, 2010, a decrease of 22 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2011 were $16.0 million, with an average interest rate of 0.76%, compared to $15.6 million, with an average interest rate of 1.15%, for the same period in 2010.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2011 were $13.5 million, with an average interest rate of 3.21%, compared to $8.4 million, with an average interest rate of 3.82%, for the nine months ended September 30, 2010.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2011 decreased to $1.9 million, as compared to a provision for loan losses of $2.4 million for the corresponding 2010 period. The $1.9 million provision for the nine months ended September 30, 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan activity.

Non-Interest Income

For the nine months ended September 30, 2011, non-interest income amounted to $2.2 million compared to $1.4 million for the corresponding period in 2010. The increase of $759,000 was primarily due to $381,000 of net gains resulting from the sale of six OREO properties with a carrying value of $2.5 million, $101,000 of gains on the sale of SBA loans and $324,000 of gains on the sale of investment securities recorded during the nine moths ended September 30, 2011. Other increases included $25,000 in service fees on deposit accounts and higher bank-owned life insurance income of $16,000, resulting from increased purchases of such investments during 2010. These increases were partially offset by a decrease of $51,000 in other loan fees, primarily due to lower fees generated by our residential mortgage department.

Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2011 increased $968,000, or 7.0%, to $14.8 million compared to $13.8 million for the nine months ended September 30, 2010. This increase was primarily due to salaries and employee benefits increasing $1.0 million, or 14.4%, resulting in part to the expansion of our lending division, annual salary merit increases and rising medical insurance costs as well as a $280,000 benefit recognized in the third quarter of 2010 relating to the forfeiture of certain plan benefits to officers whom were no longer employed with the Company. Loan workout and OREO expenses increased $319,000, or 96.7% primarily due to $275,000 of impairments relating to three existing OREO properties as well as an increase in carrying costs and workout expenses relating to our impaired loans and OREO assets. Other operating expense increased by $133,000, or 13.0% primarily due to a $100,000 write-down recorded on a property held for sale. These increases were partially offset by decreases in professional and outside service fees, which combined declined $125,000, or 11.7%, from the same period last year due to lower professional costs, network processing charges and appraisal costs. FDIC insurance and assessments decreased by $231,000, or 30.2%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Occupancy and equipment expense of $79,000, or 3.2%, primarily due to lower depreciation on capitalized expenditures. . Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $154,000 for the nine months ended September 30, 2011 compared to $182,000 for the corresponding period in 2010.

Income Taxes

The Company recorded income tax expense of $1.8 million for the nine months ended September 30, 2011 compared to $1.4 million for the nine months ended September 30, 2010. The effective tax rate for the three months ended June 30, 2011 was 37.1%, compared to 34.6% for the corresponding period in 2010.

FINANCIAL CONDITION

Assets

At September 30, 2011, our total assets were $665.4 million, an increase of $28.6 million, or 4.5%, over total assets of $636.8 million at December 31, 2010. At September 30, 2011, our total loans were $516.8 million, an increase of $3.8 million, or 0.7%, from the $513.0 million reported at December 31, 2010. Investment securities were $58.1 million at September 30, 2011 as compared to $47.3 million at December 31, 2010, an increase of $10.8 million, or 22.7%. At September 30, 2011, cash and cash equivalents totaled $51.3 million compared to $34.4 million at December 31, 2010, an increase of $16.8 million, or 48.8%, as our liquidity position continues to be strong at September 30, 2011. Goodwill totaled $18.1 million at both September 30, 2011 and December 31, 2010.

Liabilities

Total deposits increased $19.6 million, or 3.7%, to $544.1 million at September 30, 2011, from $524.5 million at December 31, 2010. Deposits are the Company’s primary source of funds. The deposit increase during the nine month period ending September 30, 2011 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during the remainder of 2011 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $58.1 million at September 30, 2011 compared to $47.3 million at December 31, 2010, an increase of $10.8 million, or 22.8%. During the nine months ended September 30, 2011, investment securities purchases amounted to $27.9 million, while repayments, calls and maturities amounted to $13.5 million. There were nine sales of securities available for sale totaling $4.0 million resulting in a gain on sale of $324,000 during the nine months ended September 30, 2011 as compared to no sales of securities available for sale during the nine months ended September 30, 2010. These sales resulted from taking advantage of the volatility in the bond market.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2011, the Company maintained $19.3 million of GSE mortgage-backed securities in the investment portfolio, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.3 million at September 30, 2011. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 35 out of 45 banks and insurance companies that are performing at September 30, 2011. The deferrals and defaults as a percentage of original collateral at September 30, 2011 was 28.5%. Total impairment on this security was $431,000 at September 30, 2011.  As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, only the credit loss portion of other-than-temporary impairment in the amount of $0 and $72,000 was recognized on the statement of operations during the nine month period ending September 30, 2011 and for the year ended 2010, respectively. The Company recognized $203,000 and $243,000 of the other-than-temporary impairment in other comprehensive income at September 30, 2011 and December 31, 2010, respectively. The Company had no other-than-temporary impairment charge to earnings during the nine months ended September 30, 2011 and 2010, respectively.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2011, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $272,000 at September 30, 2011, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2011 and December 31, 2010.

	September 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$133,216	25.7%	$134,266	26.1%
Real estate – construction	39,479	7.6%	33,909	6.6%
Real estate – commercial	273,975	53.0%	262,996	51.2%
Real estate – residential	19,080	3.7%	21,473	4.2%
Consumer	51,633	10.0%	60,879	11.9%
Unearned fees	(620)	0.0%	(529)	0.0%
Total loans	$516,763	100.0%	$512,994	100.0%

For the nine months ended September 30, 2011, total loans increased by $3.8 million, or 0.7%, to $516.8 million from $513.0 million at December 31, 2010. Adverse credit conditions have created a difficult environment for both borrowers and lenders. The low rate environment has created a higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts.

Real estate commercial loans increased $11.0 million, or 4.2%, to $274.0 million at September 30, 2011 from $263.0 million at December 31, 2010. Real estate construction loans increased by $5.6 million, or 16.4%, to $39.5 million at September 30, 2011 from $33.9 million at December 31, 2010. These increases were partially offset by decreases in commercial and industrial loans, which decreased $1.1 million, or 0.8%, to $133.2 million at September 30, 2011 from $134.3 million at December 31, 2010, real estate residential loans which decreased by $2.4 million, or 11.1%, to $19.1 million at September 30, 2011 from $21.5 million at December 31, 2010, and consumer loans which decreased $9.2 million, or 15.2%, to $51.6 million at September 30, 2011 from $60.9 million at December 31, 2010.

Other Real Estate Owned (“OREO”)

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2011, the Bank had $6.6 million in other real estate owned as compared to $8.1 million in other real estate owned at December 31, 2010.

The decrease of $1.5 million is primarily due to the sale of six properties with a carrying value of $2.5 million, for which the Company recorded a net gain of $381,000. Additionally, the Company recorded $275,000 in direct impairments on existing OREO properties, primarily due to a decrease in collateral values which was supported by current appraisals. Consistent with the Company’s prudent risk management practice, the value of the properties were adjusted accordingly. These decreases were partially offset by the addition of two OREO properties totaling $588,000 as well as $652,000 of capitalized construction costs related to the buildout of our five unit residential property project located in Union County, which is our largest OREO in the portfolio. Our OREO balance at September 30, 2011 includes our single largest OREO asset in the amount of $4.0 million, a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $1.2 million multi-unit apartment complex located in Union County. The remaining $1.4 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. All of our OREO are being aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. We continually analyze our asset quality through a variety of strategies, we have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses are adequate to cover known and potential losses. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth County New Jersey area. We continue to have lending success and growth in the Medical markets through our Private Banking Department. Since the later part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated.

There is continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

At September 30, 2011, commercial and industrial loans accounted for 25.7% of total loans, real estate - construction loans accounted for 7.6% of total loans and real estate - commercial loans accounted for 53.0% of total loans.  Real estate - residential accounted for 3.7% of total loans and consumer loans accounted for 10.0% of total loans. These percentages are well below our policy limits.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans and the financial results of some of those loans may be adversely affected by changes in the prevailing economic conditions, either nationally or in our local Union and Monmouth County areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration include whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment; or increases in pre-sales fallout. A new appraisal may not be necessary in instances where an internal evaluation is used and appropriately updates the original appraisal assumptions to reflect current market conditions and provides an estimate of the collateral’s fair value for impairment analysis.

Non-Performing Assets

Loans are considered to be non-performing if they are on a non-accrual basis or past due 90 days or more and still accruing. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. At September 30, 2011 and December 31, 2010, the Company had $6.3 million and $5.6 million, respectively, in non-accrual loans. The increase of $646,000 in non-performing loans at September 30, 2011 from December 31, 2010 was due primarily to the addition of a $582,000 commercial and industrial loan in the first quarter, three additional loans in the second quarter totaling $1.0 million and five loans in the third quarter totaling $1.2 million. The five additional loans represent two commercial and industrial loans totaling $631,000, two consumer loans totaling $252,000 and one real estate construction loan totaling $292,000. These increases were offset by the transfer of one construction loan for $523,000 and one commercial and industrial loan for $147,000 to OREO, and the payoff of one commercial real estate loan in which the Company was repaid the full principal amount totaling $330,000. Additionally, one consumer loan for $100,000 and one commercial real estate loan for $275,000 were both transferred to active status which are paying under Chapter 13 Bankruptcy Code and have been over the last twelve months. Further decreases were as a result of two direct write-downs totaling $247,000 and $491,000, on a commercial and industrial loan as well as a consumer loan, respectively.  Management believes that this is not indicative of any systemic trends that we are aware of. All of the non-performing loans are secured by real estate. There was one Consumer loan for $51,000 past due 90 days or more and still accruing at September 30, 2011 as compared to no loans at December 31, 2010.

The ultimate liquidation of our non-performing assets is subject to changes in the real estate market and future economic conditions. Since 2009, there has been a decline in home prices both nationally and locally. Housing market conditions in our lending area weakened during this period as evidenced in reduced level of sales, increasing inventories of houses on the market, declining home prices and an increase in the length of times homes remain on the market.

The following table summarizes our non-performing assets as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	September 30, 2011	December 31, 2010

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$2,349	$792
Real estate-construction	292	523
Real estate-commercial	-	605
Real estate – residential	263	-
Consumer	3,391	3,729

Total Non-Accrual Loans	6,295	5,649

Loans 90 days or more past due and still accruing	51	-

Total Non-Performing Loans	6,346	5,649

Other Real Estate Owned	6,592	8,098

Total Non-Performing Assets	$12,938	$13,747

Ratios:

Non-Performing loans to total loans	1.23%	1.10%

Non-Performing assets to total assets	1.94%	2.16%

Troubled Debt Restructured Loans	$7,618	$5,435

At September 30, 2011, non-performing commercial and industrial loans increased by $1.6 million and real estate residential loans increased by $263,000. Real estate construction loans and real estate commercial loans decreased by $231,000 and $605,000, respectively, from December 31, 2010, as well as consumer loans which decreased $338,000. During the nine month period ending September 30, 2011, commercial and industrial loans totaled $2.3 million, which comprised of six loans. There was one real estate construction loan totaling $292,000, one real estate residential loan totaling $263,000 and consumer loans totaled $3.4 million, which consisted of four loans.

At September 30, 2011, OREO balance was at $6.6 million as compared to $8.1 at December 31, 2010. Our single largest OREO asset in the amount of $4.0 million, which was a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $1.2 million commercial time note, a multi-unit apartment complex. The remaining $1.4 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations.

At September 30, 2011, non-performing commercial and industrial loans increased by $1.6 million from December 31, 2010, due to the addition of five loans totaling $1.7 million which was partially offset by the transfer of one loan for $147,000 from non-performing to OREO during the second quarter of 2011. This property was subsequently sold in the second quarter, in which the Company recorded a $40,000 gain.

At September 30, 2011, non-performing real estate construction loans decreased by $231,000 from December 31, 2010, due to the addition of one loan totaling $292,000 partially offset by the transfer of one loan totaling $523,000 from non-performing into OREO.

At September 30, 2011, non-performing real-estate commercial loans decreased by $605,000 from December 31, 2010, due to one loan which was transferred back into active status which totaled $275,000 and one loan totaling $330,000 was paid in full.

At September 30, 2011, non-performing real estate residential loans increased by $263,000 from December 31, 2010, due to the addition of one residential loan.

At September 30, 2011, non-performing consumer loans decreased by $338,000 from December 31, 2010, due to the partial principal write-down of $491,000 on one loan, the addition of two loans totaling $253,000 and the transfer of one loan for $100,000 from non-performing to active status during the nine month period ending September 30, 2011.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, and reduction in the face amount of the debt or reduction of past accrued interest.

The Company’s troubled debt restructured modifications are made on short terms (12 month terms) in order to aggressively monitor and track performance. The short-term modifications performances are monitored for continued payment performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification programs is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

As of September 30, 2011, loans modified in a troubled debt restructuring totaled $7.6 million, including $5.3 million that are current, $2.3 million that are 60-89 days past due. There were no loans 90 days or more past due.  All loans modified in a troubled debt restructuring as of September 30, 2011, were current at the time of the modifications.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010.

	September 30,		December 31,
	2011	2010	2010
	(in thousands, except percentages)

Balance at beginning of year	$6,246	$6,184	$6,184
Provision charged to expense	1,855	2,350	3,100
Loans charged off, net	(1,108)	(1,457)	(3,038)

Balance of allowance at end of period	$6,993	$7,077	$6,246

Ratio of net charge-offs to average loans outstanding (annualized)	0.29%	0.28%	0.59%

Balance of allowance as a percent of loans at period-end	1.35%	1.35%	1.22%

At September 30, 2011, the Company’s allowance for loan losses was $7.0 million, compared with $6.2 million at December 31, 2010.  Loss allowance as a percentage of total loans at September 30, 2011 was 1.35%, compared with 1.22% at December 31, 2010. The Company had total provisions to the allowance for loan losses for the nine month period ended September 30, 2011 in the amount of $1.9 million as compared to $2.4 million for the comparable period in 2010. There was $1.1 in net charge-offs for the nine months ended September 30, 2011, compared to $1.5 million for the same period in 2010. During the nine months period ended September 30, 2011, the Company recorded gross charge-offs of $1.2 million, which represents $589,000 on three consumer loans, $482,000 on two commercial and industrial loans and $82,000 on one real estate construction loan. All loans which the Company charged-off or had a direct write-down had been previously identified and specific reserves were applied. Non-performing loans at September 30, 2011 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009 and 2010, the Company purchased an additional $3.5 million and $1.0 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $68,000 and $96,000 for the nine months ended September 30, 2011 and 2010. During the third quarter ended September 30, 2010, the Bank recorded a $280,000 benefit due to forfeitures of certain plan benefits to officers whom are no longer employed with the Bank. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $278,000 and $262,000 for the nine months ended September 30, 2011 and 2010, respectively.

Premises and Equipment

Premises and equipment totaled approximately $2.7 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively. The Company purchased premises and equipment amounting to $205,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $560,000 and $704,000 for the nine months ended September 30, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.6 million at September 30, 2011 and $18.7 million at December 31, 2010. The Company’s intangible assets at September 30, 2011 were comprised of $18.1 million of goodwill and $479,000 of core deposit intangibles, net of accumulated amortization of $1.6 million. The Company performed its annual goodwill impairment analysis as of September 30, 2011. Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2010, the Company’s intangible assets were comprised of $18.1 million of goodwill and $632,000 of core deposit intangibles, net of accumulated amortization of $1.5 million.

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

At September 30, 2011, total deposits amounted to $544.1 million, reflecting an increase of $19.6 million, or 3.7%, from December 31, 2010. Core checking deposits increased $9.9 million, or 7.7%, savings accounts, inclusive of money market deposits, increased $1.0 million, or 0.4%, and time deposits increased $8.7 million, or 8.0%, during the nine month period ended September 30, 2011. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at September 30, 2011 accounted for 89.8% of total deposits, unchanged from December 31, 2010. The balance in our certificates of deposit (“CD’s”) over $100,000 at September 30, 2011 totaled $55.5 million as compared to $53.5 million at December 31, 2010. During the first quarter of 2011, the Company placed $5.0 million in brokered CD’s. The term on these CD’s range from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. There were no outstanding borrowings under these lines at September 30, 2011 and December 31, 2010.  The Bank also has a remaining borrowing capacity with the FHLB of approximately $43.7 million based on current collateral pledged. At September 30, 2011 and December 31, 2010, the Bank had no short-term borrowings outstanding under this line.

Long-term debt consisted of the following FHLB fixed rate advances at September 30, 2011 and at December 31, 2010:

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $17.6 million at September 30, 2011 from $14.9 million at December 31, 2010, an increase of $2.7 million, or 18.1%.

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

At September 30, 2011, the Company had $51.3 million in cash and cash equivalents as compared to $34.4 million at December 31, 2010. Cash and cash equivalent balances consisted of no Federal funds sold at September 30, 2011 as compared to $7.0 million at December 31, 2010, and $40.9 million and $21.3 million at the Federal Reserve Bank of New York at September 30, 2011 and December 31, 2010, respectively. It was determined by management during 2010 to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averages approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provide the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(dollars in thousands)

Home equity lines of credit	$29,402	$27,897
Commitments to fund commercial real estate and construction loans	69,688	32,908
Commitments to fund commercial and industrial loans	41,951	43,734
Commercial and financial letters of credit	5,181	5,661
	$146,222	$110,200

Capital

Shareholders’ equity increased by approximately $6.2 million, or 7.7%, to $86.4 million at September 30, 2011 compared to $80.2 million at December 31, 2010. Net income for the nine month period ended September 30, 2011 added $3.1 million to shareholders’ equity. On August 11, 2011, the Company received $12.0 million of SBLF funding and simultaneously redeemed the $9.0 million in TARP CPP funding, which increased capital by a net $3.0 million. Stock option compensation expense of $113,000, options exercised of $223,000 and net unrealized gains on securities available for sale, net of tax, of $80,000, all contributed to the increase. These increases were offset by decreases of $262,000 relating to the dividends on the preferred stock Series A, $54,000 relating to the dividends on the preferred stock series C and $48,000 in issuance costs pertaining to the preferred stock series C.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at September 30, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital ratios of the Company and the Bank, at September 30, 2011 and December 31, 2010, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010

Community Partners	10.28%	9.75%	12.26%	11.19%	13.51%	12.33%
Two River	10.25%	9.73%	12.23%	11.16%	13.48%	12.31%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

On August 11, 2011, the Company received $12 million under the SBLF program, a voluntary program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. In exchange for the $12 million, the Company issued 12,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, to the Treasury, each share having a liquidation preference of $1,000. In connection with the investment, the Company used $9.0 million of the SBLF funds to redeem all of the outstanding shares of Senior Preferred Stock, Series A, issued to the U.S. Treasury under TARP. On October 26, 2011, the Company also redeemed the outstanding warrant to purchase 311,972 additional shares of common stock issued to the U.S. Treasury as part of the original TARP funding for $460,000.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.

3.1	*	Amended and Restated Certificate of Incorporation of the Registrant

3.2	*	Bylaws of Registrant

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

_____________________ * Filed herewith.

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

COMMUNITY PARTNERS BANCORP

Date: November 10, 2011	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)