Form 10-K
period 2011-12-31
Community Partners Bancorp
filed 2012-03-30
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $31,844,466.

As of March 15, 2012, 7,959,549 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2011.

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

Effective December 31, 2008, Community Partners consolidated its two wholly owned bank subsidiaries, The Town Bank (“Town Bank”), based in Westfield, New Jersey, and Two River Community Bank (“Two River”), based in Middletown, New Jersey. The two banks had been under common ownership since Community Partners was organized to acquire them, in a transaction that took place in April 2006. The consolidation streamlined operations and created administrative efficiencies and reductions in overhead costs. As a result, there is now only one New Jersey state-chartered commercial bank, Two River Community Bank, which we also refer to herein as the “Bank.”  The Town Bank branches had used the Town Bank name and had operated as a division of Two River Community Bank up until May 2009, when the Town Bank branches began operation under the Two River Community Bank title. The entire branch network comprises 15 branches in Monmouth and Union counties, New Jersey.

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

As of December 31, 2011, the Company had consolidated assets of $674.6 million, total deposits of $553.9 million and shareholders’ equity of $87.1 million.

Employees

As of December 31, 2011, the Company and its subsidiaries had 138 full-time equivalent employees, of whom 133 were full-time and 10 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex and Union counties, New Jersey. The Bank also offers its customers numerous banking products such as safe deposit boxes, night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Bank currently operates 15 banking offices in Monmouth and Union counties, New Jersey and a non-banking operations facility. The Bank’s principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Allaire, Atlantic Highlands, Cliffwood, Manasquan, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), West Long Branch, Westfield (2), Cranford and Fanwood, New Jersey. The Bank also operates two regional lending offices in New Brunswick and Summit, New Jersey, for the purpose of expanding our presence in these communities.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit. The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on certificate of deposit (“CD”) products. Other products and services include remote deposit capture, safe deposit boxes, ACH services, debit and ATM cards, gift cards, traveler’s checks, money orders, direct deposit and coin counting. We also offer customers the convenience of a full complement of internet banking services that allows them to check account balances, receive email alerts, transfer funds, initiate stop payment requests, re-order checks and pay bills. The Bank invested in several additional technology solutions for our customers in 2011, including an enhanced internet banking system that allows transfers between accounts outside of the Bank and a mobile banking solution that permits customers to view accounts, set up alerts and transfer funds within their accounts. We have installed “smart” ATM’s that accept deposits without envelopes. We will continue to look for solutions and enhancements that will provide additional convenience for our customers.

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

The Bank presently generates virtually all of our loans in the State of New Jersey, with a significant portion in Union and Monmouth counties. Loans are generated through marketing efforts, the Bank’s present base of customers, walk-in customers, referrals, the directors, founders and members of the Bank’s advisory boards. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices. The Bank has an established written loan policy that has been adopted by the Board of Directors and is reviewed annually. Any loans to members of the Board of Directors or their affiliates must be reviewed and approved by the Bank’s Board of Directors in accordance with the loan policy as well as applicable state and federal laws. In accordance with our loan policy, approvals of affiliated transactions are made only by independent board members.

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

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the commercial construction phase, the loan generally converts to a permanent commercial loan. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, appropriate environmental due diligence, an inspection of the property before disbursement of funds during the stages of the construction process, and pre-qualification from an identified source for the permanent takeout.

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

Residential Real Estate and Consumer Loans

We offer a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit, home equity loans, personal loans, automobile loans and overdraft protection. We do not originate subprime or negative amortization loans.

Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwelling units and townhouses.

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

Participation Loans

The Bank underwrites all loan participations in accordance with our underwriting standards. We will not participate in a loan transaction unless each participant has a substantial interest in the loan relationship. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we look for the lead lender to provide at a minimum, tax returns and annual financial statements for the borrower. Generally, we also conduct an annual internal loan review for participations.

Small Business Administration (“SBA”) Loans

In June 2010, the Bank announced the formation of the SBA Lending Division, which is consistent with the Bank’s mandate of community lending in Monmouth and Union County. During the fourth quarter of 2011, the Bank achieved Preferred Lending status, which allows us to have delegated authority to approve and close SBA loans up to $5.0 million. Our risk philosophy in SBA lending is an extension of our existing credit culture and focused on the cash flow of the businesses while maintaining our commitment to providing small and mid-sized companies access to the credit they need to expand and hire.

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

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. When a loan is classified as non-accrual, interest accruals cease and all past due interest is reversed and charged against current income. Until the loan becomes current as to principal or interest, as applicable, any payments received from the borrower are applied to outstanding principal and fees and costs to the Bank, unless we determine that the financial condition of the borrower and other factors merit recognition of such payments as interest. During 2011, the Bank adopted Financial Accounting Standards Board (“FASB”) guidance on determination of whether a restructuring is a troubled debt restructuring (“TDR”). The guidance was applicable to restructurings on or after January 1, 2011. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDR’s are included in non-performing loans.  Non-performing assets are further discussed within the “Asset Quality” section under Item 7 of this report.

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

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. The Bank internally conducts semi-annual commercial real estate stress testing. To further enhance our credit risk management strategy, we engage a third party loan review firm to provide additional portfolio surveillance. When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and a representative of the Bank attempts to communicate by phone with the borrower to discuss the late payment. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no resolution can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

The ALCO committee is responsible for monitoring the investment portfolio and ensuring that investments comply with the investment policy. The ALCO committee may from time to time consult with investment advisors.  The Bank’s president and its chief financial officer working with the financial advisor may purchase or sell securities in accordance with the guidelines of the ALCO committee. The Board of Directors reviews the components, including new transactions of the investment portfolio on a monthly basis.

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

The Bank’s deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. During the first half of 2012, we expect to offer a suite of online only deposit products that we believe will be attractive to customers who prefer doing their banking online. All deposits, including the online accounts, are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. The Bank participates in CDARS, a service that enables us to provide our customers with additional FDIC insurance on CD products. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in our market area.

Business Growth Strategy

Our current plan for growth includes expanding our deposit product line and looking for opportunities to expand our branching network. We will focus on establishing a market presence in the communities between Union and Monmouth Counties, New Jersey by adding strategically located new office(s) and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. During 2011, the Bank opened two regional lending offices in New Brunswick and Summit, New Jersey, for the purpose of expanding our presence in these communities. We believe that this strategy will continue to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economics of scale and other efficiencies. Our efforts include looking for potential new retail banking offices in Middlesex County, New Jersey and other attractive markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing exemplary customer service, our core deposits will naturally increase. In addition, we will be launching online account opening capabilities in the first half of 2012 on our website to attract a wider consumer base with the convenience of being able to open deposit accounts 24 hours a day. Our current strategy is to permit account openings in existing and contiguous markets.

Supervision and Regulation

Overview

Community Partners operates within a system of banking laws and regulations intended to protect bank customers and depositors, and these laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of the Company.

Community Partners is a bank holding company under the Federal Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Modernization Act of 1999, known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, permits bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the BHCA for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Community Partners does not presently intend to seek a “financial holding company” designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. We believe that seeking such a designation for Community Partners would not position it to compete more effectively in the offering of products and services currently offered by the Bank. Community Partners is also subject to other federal laws and regulations as well as the corporate laws and regulations of New Jersey, the state of its incorporation.

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

Small Business Lending Fund

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”). The SBLF was created in the fall of 2010 as part of the Small Business Jobs Act. The SBLF provides Tier 1 capital to community banks with assets of $10 billion or less, and provides incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 capital.

Unlike the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”), under the SBLF program, Treasury did not receive any warrants in exchange for SBLF funding. Dividend rates on the SBLF Preferred Shares will be determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A (the “TARP Preferred Shares”), previously issued to the Treasury under TARP CPP. The TARP Preferred Shares, issued under TARP CPP qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years. Dividends on the TARP Preferred Shares were payable on February 15, May 15, August 15 and November 15 of each year. As a result of the redemption of the TARP Preferred Shares, the Company is no longer subject to the executive compensation requirements in connection with the TARP CPP.

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

On October 31, 2011, the Company repurchased the outstanding warrant to purchase 311,972 additional shares of common stock previously issued to the Treasury as part of the original TARP funding for $460,000.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Currency Comptroller and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, in April 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The terms of the SBLF Preferred Shares impose limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Shares, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Shares, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Shares, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, which is approximately $54.4 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in qualified small business lending from the baseline level through the ninth dividend period.

Community Partners did not pay any cash dividends to common shareholders in 2011 and does not contemplate the payment of cash dividends to common shareholders in 2012. On November 10, 2011, Community Partners declared a 3% stock dividend, which was distributed on December 30, 2011 to common shareholders of record as of December 13, 2011.

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

Deposit Insurance

All U.S. banks are required to have their deposits insured by the FDIC.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of changes made by the Dodd-Frank Act, the maximum amount of deposit insurance per depositor is $250,000, an increase from the old limit of $100,000.  In addition, all non-interest bearing transaction account balances (basically, business checking accounts) are insured to an unlimited amount through 2012.  The FDIC charges premiums or “assessments” to pay for the deposit insurance provided.  In the past and up through the first quarter of 2011, deposit insurance assessment rates were based on the total deposits of a bank.  Beginning with the second quarter of 2011 and thereafter, the assessments are based on the average total assets of a bank minus the bank’s average tangible equity.

Deposit insurance assessments have been “risk based,” in that the riskier a bank’s perceived business activities, the higher deposit insurance rate it has to pay.  All banks are assigned to one of four “risk categories” by the FDIC, pursuant to their capital levels and examination results.  The assignment to a particular risk category is made by the FDIC each quarter based on the most recent information available.  Then, the FDIC applies certain adjustments to each bank based on its specific asset attributes to determine a final assessment ratio. Beginning with the second quarter of 2011, the assessment is based on assets, not deposits, and the assessment rates will range from 2.5 basis points to 45 basis points.  (The actual dollar amount paid by each small bank is expected to be very close to the amounts paid when the assessment base was composed of deposits.)  In addition, the assessment rate for large banks (those over $10 billion in assets) is derived from a formula that that further takes into account specific activities and asset quality of a particular bank. Our bank is well below the $10 billion threshold for this additional assessment calculation.

The Dodd-Frank Act requires the deposit insurance fund to reach a reserve level of 1.35% of all insured deposits by September 2020, and authorizes the FDIC to implement changes in assessment rates in order to achieve such level. The Dodd-Frank Act authorizes the FDIC to establish a “designated reserve ratio” (which the FDIC has now set at 2.0%), and to reduce or eliminate assessments if the designated reserve ratio is met.  If the deposit fund reserve ratio is 2.5% or more, the FDIC is authorized, but not required, to return assessments to banks.  Given that most experts believe that the deposit fund will continue to incur losses over the short term for bank failures that have occurred and will occur from the financial crisis, it is expected that all banks will have to pay significant amounts of deposit insurance assessments for the foreseeable future, with little likelihood of reductions in deposit insurance assessments (or return of assessments paid) unless there is a material improvement in the economy and the health of the financial industry.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2011, Community Partners’ leverage ratio was 10.39%. As a result of the Dodd-Frank Act and the continuing concern about the state of the financial industry, we expect that over the next few years, the Federal banking regulators will adopt changes (increases) to the capital requirements that apply to all banks.

The Company’s and the Bank’s capital ratios at December 31, 2011 and 2010 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource”. Both the Company and the Bank were “well-capitalized” at December 31, 2011.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2011, the Bank’s lending limit to one borrower was $11.3 million.

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

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, and requiring banks to pay increased fees to regulatory agencies.

The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies, as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

•
The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

•
The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

•
The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

•
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

•
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

•
The “Durbin Amendment” provisions of the Dodd-Frank Act provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.

•
The Dodd-Frank Act created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”), to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns.

•
The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve as to enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including bank holding companies with total consolidated assets of $50 billion or more, and authorizes the Federal Reserve to establish such standards either on its own or upon the recommendations of the FSOC.

•
The Dodd-Frank Act includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, as state bank chartered in that state would be permitted to establish a branch.

•
The Dodd-Frank Act requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over the-counter derivative markets and participants. The Dodd-Frank Act requires a large number of rules in this area, many of which are not yet final.

•
The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly referred to as the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise financial impact of the rule cannot be determined.

•
In October 2011, the Federal Reserve issued a final rule implementing resolution planning requirements in the Dodd-Frank Act. The final rule requires bank holding companies with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the Federal Reserve to annually submit resolution plans to the FDIC and Federal Reserve. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the final rule, companies will submit their initial resolution plans on a staggered basis.

Executive Compensation.  The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.  For smaller reporting companies like us, we are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013.

The Dodd-Frank Act also requires the SEC to issue rules directing the stock exchanges to prohibit listing classes of equity securities if a company’s compensation committee members are not independent. The Dodd-Frank Act also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions.

The Dodd-Frank Act provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

Corporate Governance.  The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

The Dodd-Frank Act clarifies that the SEC may, but is not required to, promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder. Although the SEC promulgated rules to accomplish this, these rules were invalidated by a federal appeals court decision. The SEC has said that they will not challenge the ruling, but has not ruled out the possibility that new rules could be proposed.

The Dodd-Frank Act requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors (other than an uncontested election of directors of an investment company registered under the Investment Company Act of 1940), executive compensation or any other significant matter, as determined by the SEC by rule.

FDIC Matters and Resolution Planning.  The Dodd-Frank Act creates an orderly liquidation process that the FDIC can employ for failing financial companies that are not insured depository institutions. The Dodd-Frank Act gives the FDIC new authority to create a widely available emergency financial stabilization program to guarantee the obligations of solvent depository institutions and their holding companies and affiliates during times of severe economic stress. Additionally, Dodd-Frank also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

In September 2011, the FDIC approved an interim final rule that requires an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. The rule became effective in January 2012, however, submission of plans will be staggered over a period of time. The Bancorp’s banking subsidiary is subject to this rule.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and interpretation, and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

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

Available Information

The Company maintains a website at www.tworiverbank.com. The Company makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (“XBRL”), a standards-based way to communicate and exchange business information between business systems, and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are our Code of Conduct, our Shareholder Communications Policy and the charters of our Nominating and Corporate Governance Committee, Audit Committee, and Compensation Committee.

Item 1A.  Risk Factors.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement. These are in addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and the Company’s other filings with the SEC.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates and legislation that could result in significant additional costs and capital requirements that could adversely affect our financial condition and results of operations.

Approximately 70.1% of our loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate, with 100% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in New Jersey deteriorated in the last several years. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots and finished homes in many markets, including those where we do business. As of December 31, 2011, we had $51.2 million, or 9.6%, of our total loans in real estate construction loans. Of this amount, $1.9 million were land loans and $33.4 million were made to finance residential construction with an identified purchaser. Substantially all of these loans are located in Monmouth and Union counties, New Jersey. Further, $15.9 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;
•	the value of the project being subject to successful completion;
•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan, may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate amount of time. If any of these risks were to occur, it could adversely affect our financial condition, results of operations and cash flows.

The federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate or real estate construction portfolios or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

Our commercial real estate and commercial loans expose us to increased credit risks, and these risks will increase if we succeed in increasing these types of loans.

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. As of December 31, 2011, commercial real estate loans and commercial and industrial loans totaled $407.6 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

We make both secured and some unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial and industrial loans generally will be serviced primarily from the operation of the business, which may not be successful, and commercial real estate loans generally will be serviced from income on the properties securing the loans.

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

Since 2008, negative developments in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic uncertainty continuing through much of 2011. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Difficult market conditions and economic trends in the real estate market have adversely affected our industry and our business.

We are particularly affected by downturns in the U. S. real estate market. Dramatic declines in the real estate market over the past two years, with decreasing property values and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of commercial and construction, mortgage, and consumer loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increased unemployment levels may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Accordingly, if these market conditions and trends continue, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The Company’s profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the primary markets in New Jersey in which it operates and where its loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Monmouth and Union counties, New Jersey. The local economic conditions in these areas have a significant impact on the Company’s commercial and industrial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Although economic conditions in Monmouth and Union counties, New Jersey have not deteriorated to the same extent as in other areas of the country, such conditions could decline further. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company that could materially harm the Company’s operating results.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

We currently do not intend to pay dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions.

We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay any dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. If we fail to pay dividends on our SBLF Preferred Shares, we will be prohibited from paying dividends on our common stock.

Our principal source of funds to pay dividends on our common stock will be cash dividends that we receive from the Bank. The payment of dividends by the Bank to us is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

The dividend rate on the SBLF Preferred Shares we issued in connection with the SBLF will fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level. The cost of the capital we received from the SBLF Preferred Shares will increase if the level of our “QSBL” as of June 30, 2013 does not represent an increase from our “baseline” level. This cost also will increase if we have not redeemed the SBLF Preferred Shares within 4.5 years of the closing of the SBLF transaction.

The per annum dividend rate on the SBLF Preferred Shares can fluctuate on a quarterly basis during the first ten quarters during which the SBLF Preferred Shares is outstanding, based upon changes in the amount of qualified small business lending (QSBL), as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level (QSBL Baseline). The dividend rate for the initial dividend period was 3.2% per annum. For the second dividend period through the tenth dividend period, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of percentage change in the Bank’s level of QSBL from the QSBL Baseline to the level as of the end of the second quarter preceding the dividend period in question. For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7%. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series B Preferred Stock proceeds that exceed the dollar amount of the increase in QSBL for that period as compared to the QSBL Baseline.

In addition, if our QSBL is not above the QSBL Baseline at the end of March 31, 2013, because of our participation in TARP CPP, we must also pay a lending incentive fee of 2% per annum (payable quarterly), calculated based on the liquidation value of the outstanding SBLF Preferred Shares as of the end of that quarter, beginning with dividend payment dates on or after April 1, 2014 and ending on April 1, 2016. After 4.5 years from the closing of the SBLF transaction, the annual dividend rate will be fixed at 9%, regardless of the level of QSBL. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

Future dividend payments and common stock repurchases are subject to certain restrictions by the terms of the Secretary of the Treasury’s equity investment in us.

Under the terms of the SBLF, for so long as any preferred stock issued under the SBLF remains outstanding, we are prohibited from making a dividend payment or share repurchase if, after the payment or repurchase, our Tier 1 capital would not be at least 90% of the amount existing at the time immediately after September 27, 2011, excluding any subsequent net charge-offs and partial repayments of the SBLF funding. This 90% limitation will decrease by a dollar amount equal to 10% of the SBLF funding for every 1% increase in QSBL that we have achieved over the QSBL Baseline. These restrictions will no longer apply to us after we have repaid the SBLF funding in full.

Failure to pay dividends on our SBLF Preferred Shares may have negative consequences, including external involvement in the Company’s board of directors.

If dividends on the SBLF Preferred Shares are not paid in full for six quarterly dividend periods, whether or not consecutive, and if the aggregate liquidation preference amount of the then-outstanding shares of SBLF Preferred Shares is at least $25.0 million, the total number of positions on our board of directors will automatically increase by two and the holders of the SBLF Preferred Shares, acting as a single class, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid full dividends for at least four consecutive quarterly dividend periods. If full dividends have not been paid on the SBLF Preferred Shares for five or more quarterly dividend periods, whether or not consecutive, we must invite a representative selected by the holders of a majority of the outstanding shares of SBLF Preferred Shares, voting as a single class, to attend all meetings of our board of directors in a nonvoting observer capacity. Any such representative would not be obligated to attend any board meeting to which he or she is invited, and this right will end when we have paid full dividends for at least four consecutive dividend periods.

Our preferred shares impact net income available to our common stockholders and our earnings per share.

The dividends declared on the SBLF Preferred Shares reduce net income available to common shareholders and our earnings per common share. The SBLF Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

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

The Company owns property located at 245-249 North Avenue in Cranford, New Jersey, which is classified as assets held for sale in other assets. The Company executed a lease for 17,626 square feet of office space located at 766 Shrewsbury Avenue in Tinton Falls, New Jersey to be used as the future site for corporate offices and Bank operations. The term of the lease is 10.5 years with an anticipated start date in October 2012.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2011, we were not involved in any material legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”. The following are the high and low sales prices per share, which have been adjusted for the 3% stock dividend declared November 10, 2011.

	2011		2010
	High	Low	High	Low
First Quarter	$5.19	$4.34	$3.56	$2.83
Second Quarter	5.06	4.32	4.55	3.44
Third Quarter	5.10	4.38	5.09	3.51
Fourth Quarter	4.75	4.47	5.11	4.38

As of March 15, 2012, there were approximately 561 record holders of the Company’s common stock.

On November 10, 2011, Community Partners declared a 3% stock dividend, which was paid on December 30, 2011 to shareholders of record as of December 13, 2011.

Community Partners did not pay any cash dividends to common shareholders in 2011. In addition, please refer to the discussion under the heading “Dividend Restrictions” for restrictions on the payment of cash dividends.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2011 and 2010 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2011 and 2010, including the related notes thereto.

Executive Summary

The Company reported net income to common shareholders of $3.5 million for the year ended December 31, 2011, compared to a net income to common shareholders of $3.0 million in 2010, an increase of $455,000, or 15.0%. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.44 for the year ended December 31, 2011 compared to basic and diluted earnings of $0.39 per common share for the same period in 2010. As a result of the TARP CPP redemption, the remaining discount accretion of $301,000, or $0.04 per diluted share, on the associated preferred stock was recognized during the third quarter 2011. Net income to common shareholders excluding the accelerated discount accretion (non-GAAP) for the twelve months ended December 31, 2011 amounted to $3.8 million, or $0.48 per diluted share. For the year ended December 31, 2011, net interest income increased by $723,000, or 2.9%, to $25.8 million from $25.1 million recorded for the year ended December 31, 2010. Our results for 2011 were primarily affected by increased net interest income and non-interest income due primarily to the strong loan and core deposit growth, a decrease in the provision for loan losses and an increase in non-interest income due primarily to net securities gains, gains on the sale of SBA loans and net gains on sale of OREO properties. These increases were partially offset by an increase in non-interest expense primarily due to higher salary and benefit costs resulting in part to the expansion of our lending division, as well as an increase in OREO and loan workout expenses. All per share amounts have been retroactively adjusted to reflect the 3% and 5% stock dividends paid by Community Partners in 2011 and 2010, respectively.

Total assets increased by $37.7 million, or 5.9%, to $674.5 million at December 31, 2011 from $636.8 million at December 31, 2010. The increase in total assets was primarily the result of the strong deposit growth which helped fund the strong loan and investment securities growth during the year.

Total loans amounted to $530.1 million at December 31, 2011, which was an increase of $17.1 million, or 3.3%, compared to the December 31, 2010 amount of $513.0 million. During 2011, $1.7 million of net loans were transferred to other real estate owned. The Company continues to provide commercial and consumer lending to our market customers in addition to maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $7.3 million, or 1.38% of total loans, at December 31, 2011, compared to $6.2 million or 1.22% of total loans, at December 31, 2010. The increase in the allowance for loan losses is the result of growth in the loan portfolio and an increase in impaired loans requiring specific reserves.

Deposits increased to $553.9 million at December 31, 2011 from $524.5 million at December 31, 2010, an increase of $29.4 million, or 5.6%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting primarily from increased business and consumer activity.

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

Allowance for Loan Losses. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses (“ALLL”) involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application are reviewed quarterly with our audit committee and Board of Directors.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2011 and 2010 for goodwill and intangibles was completed and the Company did not require any impairment charge during the years ended December 31, 2011 and 2010.

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

 Other Real Estate Owned (“OREO”). OREO includes real estate acquired through foreclosure. Real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2011	2010	2009

Return on average assets	0.65%	0.56%	(0.82%)
Return on average tangible assets (1)	0.67%	0.57%	(0.85%)
Return on average equity	5.16%	4.60%	(6.29%)
Return on average tangible equity (1)	6.64%	6.05%	(8.95%)
Net interest margin	4.21%	4.15%	3.69%
Average equity to average assets	12.54%	12.08%	13.03%
Average tangible equity to average tangible assets (1)	10.02%	9.45%	9.54%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	2011	2010	2009

Net income (loss) available to common shareholders	$3,494	$3,039	$(5,651)
Effect of accelerated portion of discount accretion	301	-	-
Net income (loss) available to common shareholders
excluding accelerated discount accretion	$3,795	$3,039	$(5,651)

Diluted earnings (loss) per common share	$0.44	$0.39	$(0.73)
Effect of accelerated portion of discount accretion	.04	-	-
Diluted earnings (loss) per common share
excluding accelerated discount accretion	$0.48	$0.39	$(0.73)

Return on average assets	0.65%	0.56%	(0.82%)
Effect of intangible assets	0.02%	0.01%	(0.03%)
Return on average tangible assets	0.67%	0.57%	(0.85%)

Return on average equity	5.16%	4.60%	(6.29%)
Effect of average intangible assets	1.48%	1.45%	(2.66%)
Return on average tangible equity	6.64%	6.05%	(8.95%)

Average equity to average assets	12.54%	12.08%	13.03%
Effect of intangible assets	(2.52%)	(2.63%)	(3.49%)
Average tangible equity to average tangible assets	10.02%	9.45%	9.54%

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

We anticipate that our performance ratios will remain challenged as we expect income from continuing operations in 2012 to continue to be impacted by poor economic conditions in the New Jersey real estate market, high unemployment and low consumer confidence. In addition, should a further general decline in economic conditions in New Jersey continue throughout 2012 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and reduced loan originations as we continue to pursue only quality loans based on our guidelines.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
 Net Income

The Company reported net income to common shareholders of $3.5 million for the year ended December 31, 2011, compared to a net income to common shareholders of $3.0 million in 2010, an increase of $455,000, or 15.0%. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.44 for the year ended December 31, 2011 compared to basic and diluted earnings of $0.39 per common share for the same period in 2010. As a result of the TARP CPP redemption, the remaining discount accretion of $301,000, or $0.04 per diluted share, on the associated preferred stock was recognized during the third quarter 2011. Net income to common shareholders excluding the accelerated discount accretion (non-GAAP) for the twelve months ended December 31, 2011 amounted to $3.8 million, or $0.48 per diluted share. The primary reasons for the increase in net income was due to an improvement in our net interest income resulting primarily from loan and core deposit growth, a decrease in the provision for loan losses and an increase in non-interest income due primarily to securities gains, gains on sale of SBA loans and net gains on the sale of OREO properties. These increases were partially offset by an increase in non-interest expense primarily due to higher salary and benefit costs resulting in part to the expansion of our lending division, as well as an increase in OREO and loan workout expenses.

Net Interest Income

For the year ended December 31, 2011, we recognized net interest income of $25.8 million, as compared to $25.1 million for the year ended December 31, 2010. Our net interest income increased $723,000, or 2.9%, primarily as a result of lower deposit rates, higher level of core checking deposits and an improvement in the mix of average interest-earning assets. As general economic conditions continued to remain weak, the Federal Reserve kept short term interest rates at 0.25% throughout 2011. Our average earning assets increased by $9.3 million, or 1.5%, to $613.2 million for the year ended December 31, 2011 from $603.9 million for the year ended December 31, 2010, while our net interest spread increased by 7 basis points to 3.99% for the year ended December 31, 2011 as compared to 3.92% for the same period in 2010. The net interest margin increased by 6 basis points to 4.21% for year ended December 31, 2011 as compared to 4.15% for the same period in 2010, primarily as a result of both lower deposit costs and growth in core deposits, specifically checking accounts.

For the year ended December 31, 2011, total interest income decreased to $31.0 million from $31.3 million for the year ended December 31, 2010. This slight decrease of $233,000, or 0.7%, was primarily due to interest rate-related decreases in interest income of $692,000, partially offset by volume-related increases in interest income of $459,000 for the year ended December 31, 2011 as compared to the prior year. The average yield on our interest earning assets decreased by 12 basis points to 5.06% for the year ended December 31, 2011 from 5.18% for the prior year.

Interest and fees on loans decreased by $169,000, or 0.6%, to $29.4 million for the year ended December 31, 2011 compared to $29.6 million for the same period in 2010. Of the $169,000 decrease in interest and fees on loans, $446,000 was attributable to rate-related decreases partially offset by $277,000 of volume-related increases. The average balance of the loan portfolio for the year ended December 31, 2011 increased by $4.8 million, or 0.9%, to $519.4 million from $514.6 million for the same period in 2010. The average annualized yield on the loan portfolio decreased to 5.66% for the year ended December 31, 2011, from 5.75% for the same period in 2010. The average balance of non-accrual loans remained unchanged at $5.8 million for the years ended December 31, 2011 and 2010, respectively. The average balance in OREO amounted to $7.8 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively, which impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $103,000 for the year ended December 31, 2011, representing a decrease of $2,000, or 1.9%, from $105,000 for the same period in 2010. For the year ended December 31, 2011, Federal funds sold had an average balance of $3.1 million with an average annualized yield of 0.22%, compared to $12.7 million with an average annualized yield of 0.21%, for the same period in 2010. During the second quarter of 2011, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its entire Federal funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. Accordingly, for the year ended December 31, 2011, interest bearing deposits had an average balance of $37.8 million and an average annualized yield of 0.25% as compared to $30.8 million and an average annualized yield of 0.25% in 2010.

Interest income on investment securities totaled $1.5 million for the year ended December 31, 2011, compared to $1.6 million for year ended December 31, 2010. The $62,000 decrease in interest income on investment securities was primarily attributable to new purchases which replaced maturities, calls, principal paydowns and sales of existing securities. These new purchases were made at lower rates resulting from the lower rate environment, therefore causing the decline in interest income. For the year ended December 31, 2011, investment securities had an average balance of $52.9 million with an average annualized yield of 2.90%, compared to an average balance of $45.9 million with an average yield of 3.48%, for the year ended December 31, 2010.

Total interest expense amounted to $5.2 million for the year ended December 31, 2011, compared to $6.2 million for the corresponding period in 2010, a decrease of $956,000, or 15.4%. Of this decrease in interest expense, $1.0 million was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs. This decrease was partially offset by $72,000 of volume-related increases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $491.5 million for the year ended December 31, 2011, from $490.7 million for the same period last year, an increase of $829,000, or 0.2%. The average balance in NOW deposits during 2011 increased $8.8 million from $48.6 million with an average annualized yield of 0.61% for the year ended December 31, 2010, to $57.4 million with an average annualized yield of 0.45% for the same period in 2011. Additionally, the average balance on savings deposit accounts increased from $199.4 million with an average annualized yield of 1.11% for the year ended December 31, 2010, to $199.6 million with an average annualized yield of 0.86% for the year ended December 31, 2011. During 2011, average demand deposits reached $86.7 million, an increase of $8.6 million, or 11.1%, over the same period last year. These average balance increases were partially offset by decreases in certificates of deposit by $1.6 million, or 1.4%, to $116.3 million with an average annualized yield of 1.89% for the year ended December 31, 2011, from $117.9 million with an average annualized yield of 1.94% for the same period in 2010. Average money market deposits decreased by $11.6 million, or 11.6%, to $88.1 million with an average annualized yield of 0.58% for the year ended December 31, 2011, from $99.7 million with an average annualized yield of 0.89% for the same period in 2010. For the year ended December 31, 2011, the average yield on our interest-bearing liabilities was 1.07%, compared to 1.26% for the year ended December 31, 2010.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2011 increased to $16.6 million, with an average interest rate of 0.71%, compared to $15.4 million, with an average interest rate of 1.07%, for the same prior year period.

The Company also utilizes FHLB term borrowings as an additional funding source. Average FHLB term borrowings increased to $13.5 million for the year ended December 31, 2011, with an average yield of 3.21%, compared to $9.7 million, with an average yield of 3.60%, for the same prior year period.

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

	Years ended December 31,
	2011			2010			2009
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest bearing deposits in banks	$37,801	$96	0.25%	$30,808	$78	0.25%	$-	$-	-
Federal funds sold	3,145	7	0.22%	12,704	27	0.21%	35,610	59	0.17%
Investment securities	52,932	1,534	2.90%	45,885	1,596	3.48%	57,512	2,397	4.17%
Loans, net of unearned fees (1) (2)	519,364	29,409	5.66%	514,553	29,578	5.75%	484,258	27,726	5.73%

Total Interest-Earning Assets	613,242	31,046	5.06%	603,950	31,279	5.18%	577,380	30,182	5.23%

Non-Interest-Earning Assets:
Allowance for loan loss	(6,682)			(6,869)			(6,887)
Other assets	59,723			54,173			53,913

Total Assets	$666,283			$651,254			$624,406

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$57,378	257	0.45%	$48,638	297	0.61%	$40,763	318	0.78%
Savings deposits	199,641	1,720	0.86%	199,380	2,212	1.11%	176,199	3,186	1.81%
Money market deposits	88,095	508	0.58%	99,659	882	0.89%	97,794	1,592	1.63%
Time deposits	116,331	2,202	1.89%	117,946	2,288	1.94%	130,373	3,186	2.44%
Securities sold under agreements to repurchase	16,593	118	0.71%	15,367	165	1.07%	15,233	273	1.79%
Long-term debt	13,500	433	3.21%	9,719	350	3.60%	7,500	302	4.03%

Total Interest-Bearing Liabilities	491,538	5,238	1.07%	490,709	6,194	1.26%	467,862	8,857	1.89%

Non-Interest-Bearing Liabilities:
Demand deposits	86,687			78,052			71,189
Other liabilities	4,525			3,854			3,992

Total Non-Interest-Bearing Liabilities	91,212			81,906			75,181

Shareholders’ Equity	83,533			78,639			81,363

Total Liabilities and Shareholders’ Equity	$666,283			$651,254			$624,406

NET INTEREST INCOME		$25,808			$25,085			$21,325

NET INTEREST SPREAD (3)			3.99%			3.92%			3.34%

NET INTEREST MARGIN (4)			4.21%			4.15%			3.69%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$18	$-	$18	$-	$78	$78
Federal funds sold	(20)	-	(20)	(38)	6	(32)
Investment securities	184	(246)	(62)	(485)	(316)	(801)
Loans, net of unearned fees	277	(446)	(169)	1,735	117	1,852

Total Interest Income	459	(692)	(233)	1,212	(115)	1,097

Interest Paid On:
NOW deposits	53	(93)	(40)	61	(82)	(21)
Savings deposits	3	(495)	(492)	419	(1,393)	(974)
Money market deposits	(102)	(272)	(374)	30	(740)	(710)
Time deposits	(31)	(55)	(86)	(304)	(594)	(898)
Securities sold under agreements to repurchase	13	(60)	(47)	2	(110)	(108)
Long-term debt	136	(53)	83	89	(41)	48

Total Interest Expense	72	(1,028)	(956)	297	(2,960)	(2,663)

Net Interest Income	$387	$336	$723	$915	$2,845	$3,760

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2011 was $2.2 million, as compared to $3.1 million for the year ended December 31, 2010. The $2.2 million provision for 2011 was primarily due to our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans as well as the change in the loan portfolio composition during 2011. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.3 million, or 1.38% of total loans at December 31, 2011, compared to $6.2 million or 1.22% of total loans, at December 31, 2010. The increase of $1.1 million in the allowance for loan losses is primarily due to the additional provision of $2.2 million recorded during 2011, partially offset by net loan charge-offs and partial write-downs of $1.3 million and $111,000 in recoveries.

In management’s opinion, the allowance for loan losses, totaling $7.3 million at December 31, 2011, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate increased loan volume during 2012 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to our allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $2.7 million for the year ended December 31, 2011, compared to $1.9 million for the year ended December 31, 2010. This increase of $766,000, or 39.1%, was primarily due to $324,000 of gains resulting from the sale of securities available for sale during 2011 as compared to no gains in 2010, $101,000 of gains on the sale of SBA loans as compared to no gains in 2010 and $381,000 of net gains resulting from the sale of six OREO properties with a carrying value of $2.5 million as compared to $48,000 in 2010. Other increases included $33,000 in service fees on deposit accounts and higher bank-owned life insurance income of $16,000, resulting from increased purchases of such investments during 2011. These increases were partially offset by a $134,000 decrease primarily in origination fees resulting from lower loan volume in our residential loan department as well as a decrease in loan exit and prepayment fees. Additionally, the Company did not record any impairment charge on securities as compared to a $72,000 charge in 2010. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis, and more frequently when the economic and market concerns warrant such evaluations.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2011 and 2010.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Salaries and employee benefits	$10,539	$9,460	$1,079	11.4%
Occupancy and equipment	3,205	3,339	(134)	-4.0%
Professional fees	851	936	(85)	-9.1%
Advertising and marketing	225	232	(7)	-3.0%
Data processing	641	613	28	4.6%
Insurance	390	383	7	1.8%
FDIC insurance and assessments	673	975	(302)	-31.0%
Outside service fees	422	452	(30)	-6.6%
Amortization of identifiable intangibles	201	239	(38)	-15.9%
OREO expenses, OREO impairment and loan workout	817	529	288	54.4%
Other operating	1,510	1,322	188	14.2%

Total Non-Interest Expenses	$19,474	$18,480	$994	5.4%

Non-interest expenses for year ended December 31, 2011 increased $994,000, or 5.4%, compared to the year ended December 31, 2010. Salaries and employee benefits increased $1.1 million, or 11.4%, primarily due to higher salary and benefit costs resulting in part to the expansion of our lending division, annual salary merit increases and rising medical costs as well as the $280,000 benefit recorded during 2010 from the forfeiture of certain deferred compensation plan benefits to officers whom are no longer employed with the Bank. The number of our full-time equivalent employees decreased from 148 at December 31, 2010 to 138 at December 31, 2011. During the fourth quarter of 2011, the Company streamlined the branch network resulting in a reduction in staff of eight full-time equivalent employees. Loan workout and OREO expenses increased $288,000, or 54.4%, primarily due to $275,000 of impairments relating to three existing OREO properties as well as an increase in carrying costs and workout expenses relating to our impaired loans and OREO assets. Other operating expenses increased $188,000, or 14.2% primarily due to the $100,000 write-down on a property held-for-sale. These increases were partially offset by a decrease in occupancy and equipment expense of $134,000, or 4.0%, primarily due to lower depreciation expense resulting from fully depreciated fixed assets. Professional and outside service fees, which combined declined $115,000, or 8.3%, for the year ended December 31, 2011, as compared to the same prior year period, primarily due to lower legal costs, auditing fees, network processing charges and appraisal costs. Federal Deposit Insurance Corporation (“FDIC”) insurance and assessments decreased $302,000, or 31.0%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $201,000 during 2011 as compared to $239,000 in 2010.

Income Tax Expense

 For the year ended December 31, 2011, the Company recorded $2.5 million in income tax expense, compared to $1.8 million for the year ended December 31, 2010. The effective tax rate for 2011 was 37.1% as compared to 33.8%. The increase in the effective tax rate is primarily due to a higher level of taxable income in 2011 as compared to 2010.

Financial Condition
December 31, 2011 Compared to December 31, 2010

Assets

At December 31, 2011, total assets were $674.6 million, an increase of $37.8 million, or 5.9% compared to total assets of $636.8 million at December 31, 2010. At December 31, 2011, total loans were $530.1 million, an increase of $17.1 million, or 3.3%, from the $513.0 million reported at December 31, 2010. Investment securities were $62.8 million at December 31, 2011 as compared to $47.3 million at December 31, 2010, an increase of $15.5 million, or 32.8%. At December 31, 2011, cash and cash equivalents totaled $38.0 million compared to $34.4 million at December 31, 2010, an increase of $3.6 million, or 10.5%, as our liquidity position continues to remain strong at December 31, 2011. Goodwill totaled $18.1 million at both December 31, 2011 and 2010.

Liabilities

Total deposits increased $29.4 million, or 5.6%, to $553.9 million at December 31, 2011, from $524.5 million at December 31, 2010. Deposits are the Company’s primary source of funds. The Company’s strategic initiative will continue to stay focused in growing market share through core deposit relationships. The Company anticipates continued loan demand increases during 2012 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted investments, totaled $62.8 million at December 31, 2011 compared to $47.3 million at December 31, 2010, an increase of $15.5 million, or 32.8%. Investment securities purchases amounted to $37.0 million, while repayments, calls and maturities amounted to $17.8 million. In 2011, there were nine sales of securities available-for-sale totaling $4.0 million resulting in a gain on sale of $324,000 as compared to no sales during 2010.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2011, the Company maintained $21.9 million of GSE residential mortgage-backed securities in the investment portfolio and $17.2 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.1 million at December 31, 2011. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 36 of 43 banks and insurance companies that are performing at December 31, 2011. The deferrals and defaults as a percentage of original collateral at December 31, 2011 was 27.7%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $411,000 at December 31, 2011, of which $228,000 was determined to be a credit loss and charged to operations in previous years and $183,000 was determined to be non-credit related and included in the other comprehensive income component.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2011, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $272,000 at December 31, 2011, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2010, 2009 and 2008 (in thousands).

	December 31,
	2011	2010	2009
Investment securities available for sale at fair value:
U.S. Government agency securities	$2,258	$5,786	$11,102
Municipal securities	1,307	2,016	2,025
U.S. Government-sponsored enterprises (“GSE”) -
Residential mortgage-backed securities	21,878	16,251	19,606
Collateralized residential mortgage obligations	17,163	5,745	1,978
Corporate debt securities, primarily financial institutions	2,528	3,087	1,838
Community Reinvestment Act (“CRA”) mutual fund	2,321	2,194	1,141

	$47,455	$35,079	$37,690

Investment securities held to maturity at amortized cost:
U.S. Government agency securities	$-	$-	$1,000
Municipal securities	11,296	8,522	6,802
Corporate debt securities, primarily financial institutions	1,809	2,307	2,816

	$13,105	$10,829	$10,618

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2011 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2011	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
U.S. Government agency securities	$1,000	0.55%	$-	-	$1,250	1.00%	$-	-	$2,250	0.80%
Municipal securities	175	4.63%	-	-	-	-	1,086	4.46%	1,261	4.48%
GSE - Residential
mortgage-backed securities	-	-	171	5.62%	6,937	3.28%	14,209	3.40%	21,317	3.38%
Collateralized residential
mortgage obligations	2,114	2.25%	-	-	-	-	14,751	2.90%	16,865	2.82%
Corporate debt securities	508	3.63%	1,294	3.26%	-	-	1,265	1.59%	3,067	2.63%

	$3,797	2.10%	$1,465	3.54%	$8,187	2.93%	$31,311	3.13%	$44,760	3.02%

Investment securities held to maturity:
Municipal securities	$3,477	0.77%	$1,494	3.87%	$2,829	4.33%	$3,496	4.47%	$11,296	3.22%
Corporate debt securities	-	-	-	-	-	-	1,809	1.00%	1,809	1.00%

	$3,477	0.77%	$1,494	3.87%	$2,829	4.33%	$5,305	3.26%	$13,105	2.91%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$136,869	25.8%	$134,266	26.1%	$126,794	24.7%
Real estate - construction	51,180	9.6%	33,909	6.6%	74,133	14.4%
Real estate - commercial	270,688	51.0%	262,996	51.2%	228,818	44.5%
Real estate - residential	19,201	3.6%	21,473	4.2%	19,381	3.8%
Consumer	52,853	10.0%	60,879	11.9%	64,723	12.6%
Unearned fees	(661)	0.0%	(529)	0.0%	(450)	0.0%

Total loans	$530,130	100.0%	$512,994	100.0%	$513,399	100.0%

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$114,758	25.6%	$114,657	27.5%
Real estate - construction	81,774	18.2%	86,937	20.8%
Real estate - commercial	177,650	39.6%	167,404	40.1%
Real estate - residential	19,860	4.4%	4,955	1.2%
Consumer	55,009	12.2%	43,338	10.4%
Unearned fees	(271)	0.0%	(324)	0.0%

Total loans	$448,780	100.0%	$416,967	100.0%

Total loans, net of unearned fees, increased by $17.1 million, or 3.3%, to $530.1 million at December 31, 2011 compared to $513.0 million at December 31, 2010. We anticipate continued increased loan volume to be a major challenge during 2012 as we continue to target credit worthy customers. Adverse credit conditions have created a difficult environment for both borrowers and lenders. The low rate environment has created a higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts. The mix of our loan composition at December 31, 2011 when compared to December 31, 2010 reflects our desire to emphasize commercial and industrial, real estate-commercial and real estate-construction. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 51.0% of our total loans outstanding at December 31, 2011, from 51.2% from the prior year. These loans increased by $7.7 million, or 2.9%, to $270.7 million at December 31, 2011, compared to $263.0 million at December 31, 2010. Commercial and industrial loans increased $2.6 million to $136.9 million at year-end 2011 compared to $134.3 million at year-end 2010, an increase of 1.9%, and comprised 25.8% of our portfolio, down from 26.1% for the prior year. Real estate construction loans increased by $17.3 million, or 50.9%, to $51.2 million at December 31, 2011, and comprised 9.6% of our total loans outstanding, up from 6.6% for the prior year. This increase is primarily due to increased draws on existing commercial real estate construction loans as well as new construction loans which required initial draws on projects. Residential real estate loans comprised 3.6% of our total loan portfolio at December 31, 2011, compared to 4.2% for the prior year. Consumer loans decreased by $8.0 million, or 13.2%, to $52.9 million at December 31, 2011 compared to $60.9 million at December 31, 2010, and comprised 10.0% of our 2011 loan portfolio compared to 11.9% for 2010.

           The following table sets forth the aggregate maturities of loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2010.

As of December 31, 2011	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$70,063	$39,224	$27,582	$136,869
Real estate - construction	19,275	14,947	16,958	51,180
Real estate - commercial	14,250	44,103	212,335	270,688

Total	$103,588	$98,274	$256,875	$458,737

Fixed rate loans	$28,904	$64,228	$36,088	$129,220
Variable rate loans	74,684	34,046	220,787	329,517

Total	$103,588	$98,274	$256,875	$458,737

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have focused on credit quality and aggressively managed credit exposures as well as dedication to addressing problem and non-performing assets. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations have resulted in relatively low levels of non-performing loans and charge-offs. The prolonged weakened economy has contributed to an overall challenge in building loan volume, and we continue to be faced with declines in real estate values, which tend to reduce overall collateral coverage of our existing loans. Efficient and effective asset management strategies reflect the type and quality of assets being originated.

We continue to note positive signs in asset quality trends as the number of troubled loans continued to decrease over the course of 2011. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s efforts in identifying troubled credits early enough to correct problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

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

Non-Performing Assets

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. During 2011, the Bank adopted Financial Accounting Standards Board (“FASB”) guidance on determination of whether a restructuring is a troubled debt restructuring (“TDR”). The guidance was applicable to restructurings on or after January 1, 2011. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDR’s are included in non-performing loans.

At December 31, 2011 and 2010, the Company had $5.2 million and $5.6 in non-accrual loans, respectively. All of the non-performing loans are secured by real estate. There were no loan balances past due 90 days or more and still accruing interest at December 31, 2011 and 2010, respectively.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2010. Non-accruing as well as accruing TDR’s are broken out at the bottom portion of the table.

	Years ended December 31,
	2011	2010	2009	2008		2007
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$2,349	$792	$4,719		$5,334		$98
Real estate – construction	292	523	7,121		5,147		688
Real estate – commercial	145	605	---		---		---
Real estate – residential	263	---	---		---		---
Consumer	2,191	3,729	2,311		2,477		103

Total Non-Performing Loans	5,240	5,649	14,151		12,958		889

Other Real Estate Owned	7,765	8,098	---		---		---

Total Non-Performing Assets	$13,005	$13,747	$14,151		$12,958		$889

Ratios:
Non-Performing loans to total loans	0.99%	1.10%	2.76%		2.89%		0.21%

Non-Performing assets to total assets	1.93%	2.16%	2.21%		2.27%		0.17%

Troubled Debt Restructured Loans	$7,579	$5,435	$4,717	$	---	$	---

Total non-performing loans decreased by $409,000 from December 31, 2010 to December 31, 2011. Twelve loans comprise the $5.2 million of non-performing loans at December 31, 2011 compared to eight loans which comprised the $5.6 million at December 31, 2010. At December 31, 2011, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of resolution.

Non-performing commercial and industrial loans increased by $1.6 million at December 31, 2011 due primarily to five new loans totaling $1.7 million, which was partially offset by the transfer of one loan for $147,000 from non-performing to OREO during the second quarter of 2011. This property was subsequently sold in the second quarter of 2011, in which the Company recognized a $40,000 gain.

At December 31, 2011, non-performing real estate-construction loans decreased by $231,000 from December 31, 2010. At December 31, 2011, this category was comprised of one non-performing commercial construction loan totaling $292,000, which is well secured and in the final stages of settlement. During 2011, one loan in the amount of $523,000 was transferred into OREO.

At December 31, 2011, non-performing real estate-commercial loans decreased by $460,000 from December 31, 2010. This decrease is primarily due to three loans, one in the amount of $330,000 which was paid off during the third quarter of 2011 and two loans totaling $275,000 which has been transferred to active status, due to the current pre-petition and post-petition status as obligated under their Chapter 13 Bankruptcy Plan. These decreases were partially offset by an increase in one new loan in the amount of $145,000.

At December 31, 2011, non-performing real estate-residential loans increased by $263,000, from December 31, 2010. At December 31, 2011, this category was comprised of one non-performing real estate-residential loan totaling $263,000 which is well secured and currently being actively marketed.

Non-performing consumer loans decreased by $1.5 million from December 31, 2010 primarily due to one loan in the amount of $1.7 million transferred into OREO and one loan in the amount of $100,000 which has been transferred to active status due to the current pre-petition and post-petition status as obligated under their Chapter 13 Bankruptcy Plan. These decreases were partially offset by two loans totaling $253,000 which were added during 2011. At December 31, 2011, there were three loans totaling $2.2 million remaining in this asset class.

Other real estate owned decreased by $333,000 from December 31, 2010. This decrease is primarily due to the sale of six properties with a carrying value of $2.5 million, for which the bank recorded a net gain of $381,000. Additionally, the Company recorded $275,000 in direct impairments on existing OREO properties, primarily due to a decrease in collateral values which were supported by current appraisals. Consistent with the Company’s prudent risk management practices, the value of the properties were adjusted accordingly. These decreases were partially offset by the addition of three OREO properties totaling $1.7 million as well as $725,000 of capitalized construction costs related to the buildout of our five unit residential property project located in Union County, which is our largest OREO in the portfolio. Our OREO balance at December 31, 2011 includes our single largest OREO asset in the amount of $4.1 million, a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $1.2 million multi-unit apartment complex located in Union County. The remaining $2.5 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. All of our OREO are being aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values.

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

As of December 31, 2011, loans modified in a troubled debt restructuring totaled $7.6 million, including $4.5 million that are current, $2.6 million that are 30-59 days past due and $480,000 that are 60-89 days past due. All loans modified in a troubled debt restructuring as of December 31, 2011 were current at the time of the modifications.

Potential Problem Loans

The Company maintains a watch list of performing loans where management has identified conditions which potentially could cause such loan to be downgraded into higher risk categories in future periods. Loans on this watch list are subject to heightened scrutiny and more frequent review by management. The balance of the watch list loans at December 31, 2011 and 2010 totaled approximately $24.8 million and $27.1 million, respectively. The decrease of $2.3 million was attributable to a certain number of loans which over the course of the year experienced more favorable financial positions and allowed the Company through its credit risk analysis, upgrade the loans to a pass status. We continue to monitor all loans identified as “watch” to ensure timely payments and early detection of further potential problems.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis and such allowances are reported to the Board of Directors on a quarterly basis. Through our prudent risk management practices, we continuously monitor the credit quality of our loan portfolio and maintain an allowance sufficient to absorb current probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate allowance.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on impaired loans and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for percentages)

Balance at beginning of year	$6,246	$6,184	$6,815	$4,675	$4,567

Provision charged to expense	2,205	3,100	2,205	2,301	108
Recoveries of loans charged off:
Commercial and industrial	1	78	4	---	---
Real estate – construction	58	15	---	---	---
Consumer	52	---	---	---	---
Loans charged-off:
Commercial and industrial	(482)	(1,061)	(526)	---	---
Real estate – construction	(82)	(1,420)	(2,012)	(158)	---
Real estate – residential	---	(150)	---	---	---
Consumer	(688)	(500)	(302)	(3)	---

Charge-offs, net	(1,141)	(3,038)	(2,836)	(161)	---

Balance of allowance at end of year	$7,310	$6, 246	$6,184	$6,815	$4,675
Ratio of net charge-offs to average loans outstanding	0.22%	0.59%	0.59%	0.04%	---

Balance of allowance at period-end as a percent of loans at year end	1.38%	1.22%	1.20%	1.52%	1.12%

Ratio of allowance at period-end to non-performing loans	139.50%	110.57%	43.70%	52.59%	525.87%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2011.

	December 31,
	2011			2010			2009

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$2,448	33.5%	25.8%	$2,081	33.3%	26.1%	$1,974	31.9%	24.7%
Real estate - construction	1,222	16.7%	9.6%	895	14.3%	6.6%	945	15.3%	14.4%
Real estate - commercial	2,412	33.0%	51.0%	2,193	35.1%	51.2%	2,495	40.4%	44.5%
Real estate - residential	256	3.5%	3.6%	276	4.4%	4.2%	126	2.0%	3.8%
Consumer	880	12.0%	10.0%	793	12.7%	11.9%	624	10.1%	12.6%
Unallocated	92	1.3%	0.0%	8	0.2%	0.0%	20	0.3%	0.0%

Total	$7,310	100.0%	100.0%	$6,246	100.0%	100.0%	$6,184	100.0%	100.0%

	December 31,
	2008			2007

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,769	26.0%	25.6%	$1,384	29.6%	27.5%
Real estate - construction	2,470	36.2%	18.2%	972	20.8%	20.8%
Real estate - commercial	1,617	23.8%	39.6%	1,669	35.7%	40.1%
Real estate - residential	146	2.1%	4.4%	36	0.8%	1.2%
Consumer	798	11.7%	12.2%	614	13.1%	10.4%
Unallocated	15	0.2%	0.0%	-	0.0%	0.0%

Total	$6,815	100.0%	100.0%	$4,675	100.0%	100.0%

The Company’s allowance for loan losses was at $7.3 million at December 31, 2011 and $6.2 million at December 31, 2010. The allowance for loan losses as a percentage of total loans at December 31, 2011 was 1.38%, compared with 1.22% at December 31, 2010. The increase in the loan loss allowance percentage is the result of a number of factors, including the addition of new loans to the portfolio and increases in impaired loans requiring specific reserves. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2011 in the amount of $2.2 million as compared to $3.1 million for the comparable period in 2010. Net charge-offs for the year ended December 31, 2011 were $1.1 million, compared to $3.0 million for the year ended December 31, 2010. All loans which the Company charged-off or had a direct write-down, had been previously identified and specific reserves established. Non-performing loans at December 31, 2011 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009, 2010 and 2011 the Company purchased an additional $3.5 million, $1.0 million and $3.5 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP for year ended December 31, 2011 were approximately $91,000 as compared to $118,000 for the year ended December 31, 2010. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of operations. Income on bank-owned life insurance amounted to $372,000 and $356,000, for years ended December 31, 2011 and 2010, respectively.

Premises and Equipment

Premises and equipment totaled $2.6 million and $3.1 million at December 31, 2011 and 2010, respectively. The $449,000, or 14.5%, decrease in our investment in premises and equipment in 2011 compared to 2010 is due primarily to the normal recurring depreciation of existing assets of $703,000, partially offset by purchases made during the current year of $254,000.

Goodwill and Intangible Assets

Intangible assets totaled $18.5 million at December 31, 2011 compared to $18.7 million at December 31, 2010. The Company’s intangible assets at December 31, 2011 were comprised of $18.1 million of goodwill and $431,000 of core deposit intangibles, net of accumulated amortization of $1.7 million. At December 31, 2010, the Company’s intangible assets were comprised of $18.1 million of goodwill and $632,000 of core deposit intangibles, net of accumulated amortization of $1.5 million. During 2011, and 2010, the Company analyzed its goodwill for impairment and determined that there was no goodwill impairment. Accordingly, there was no impairment recorded during 2011 and 2010.

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

At December 31, 2011, total deposits amounted to $553.9 million, reflecting an increase of $29.4 million, or 5.6%, from December 31, 2010. Core checking deposits increased $17.8 million, or 13.7%, savings accounts, inclusive of money market deposits, increased $7.2 million, or 2.5%, and time deposits increased $4.4 million, or 4.0%. The Bank has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposits (“CD’s”) in excess of $100,000. Core deposits at December 31, 2011 amounted to $501.1 million and accounted for 90.5% of total deposits as compared to $471.0 million and 89.8% of total deposits at December 31, 2010. During 2011, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance of CD’s $100,000 and over amounted to $52.8 million at December 31, 2011 compared to $53.5 million at December 31, 2010, a decrease of $701,000 or 1.3%. During the first quarter of 2011, the Company placed $5.0 million in brokered CD’s. The term on these CD’s range from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York. During 2011, the Company continued to grow savings and checking account products, as well as other interest-bearing deposit products without promoting certificates of deposit. The Company found this strategy was able to provide a more cost-effective source of funding.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)	Years ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$86,687	-	$78,052	-	$71,189	-
Interest-bearing demand (NOW)	57,378	0.45%	48,638	0.61%	40,763	0.78%
Savings deposits	199,641	0.86%	199,380	1.11%	176,199	1.81%
Money market deposits	88,095	0.58%	99,659	0.89%	97,794	1.63%
Time deposits	116,331	1.89%	117,946	1.94%	130,373	2.44%

Total	$548,132	0.85%	$543,675	1.05%	$516,318	1.60%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2011 (in thousands).

December 31, 2011
Due in three months or less	$10,540
Due over three months through twelve months	14,020
Due over one year through three years	24,397
Due over three years	3,837

Total certificates of deposit $100,000 and over	$52,794

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $42.2 million based on the current loan collateral pledged of $55.7 million at December 31, 2011.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2011, 2010 and 2009, we had no short-term borrowings outstanding. Advances from the FHLB are secured by qualifying assets of the Bank.

Long-term debt consisted of the following FHLB fixed rate advances at December 31:

				Rate	Original Term	Maturity
(dollars in thousands)	At December 31,
Long-term debt:	2011	2010	2009

Convertible Note	$7,500	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1,500	---	1.67%	4 years	August 2014
Fixed Rate Note	1,500	1,500	---	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	---	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	---	2.71%	7 years	August 2017

	$13,500	$13,500	$7,500	3.18%

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

Repurchase agreements are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Repurchase agreements:
Balance at year-end	$16,218	$14,857	$17,065
Average during the year	16,593	15,367	15,233
Maximum month-end balance	19,524	17,532	18,330
Weighted average rate during the year	0.71%	1.07%	1.79%
Weighted average rate at year end	0.55%	0.81%	1.44%

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

At December 31, 2011, the Company had $38.0 million in cash and cash equivalents as compared to $34.4 million at December 31, 2010. Cash and cash equivalent balances consisted of no Federal funds sold and $30.4 million at the Federal Reserve Bank of New York at December 31, 2011, as compared to $7.0 million and $21.3 million, respectively, at December 31, 2010. It was determined by management during 2010, to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due to primarily to a higher rate of return, which averaged approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2011.

December 31, 2011
(dollars in thousands)

Home equity lines of credit	$27,524
Commitments to fund commercial real estate and construction loans	72,409
Commitments to fund commercial and industrial loans	56,272
Commercial and financial letters of credit	5,066

$161,271

Capital

Shareholders’ equity increased by $6.9 million, or 8.7%, to $87.1 million at December 31, 2011 compared to $80.2 million at December 31, 2010. Net income for 2011 added $4.3 million to shareholders’ equity. On August 11, 2011, the Company received $12.0 million of SBLF funding and simultaneously redeemed the $9.0 million in TARP CPP funding, which increased capital by a net $3.0 million. Additionally, stock based compensation expense of $154,000, options exercised of $267,000, and net unrealized gains on securities available for sale, net of tax, of $94,000, all contributed to the increase. These increases were partially offset by decreases of  $460,000 relating to the redemption of preferred stock Series A warrant, $262,000 relating to the dividends on the preferred stock Series A, $180,000 relating to dividends on the preferred stock Series C and $48,000 in issuance costs pertaining to the preferred stock Series C.

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank. The total of such reserves was $50,000 at December 31, 2011.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following tables of Tier 1 Capital to Average Assets (“Leverage Ratio”), Tier 1 Capital to Risk Weighted Assets, and Total Capital to Risk Weighted Assets. Management believes that, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

Community Partners (on a consolidated basis) and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount		Ratio
	(dollars in thousands, except for percentages)
As of December 31, 2011
Total capital (to risk-weighted assets)
Community Partners Bancorp	$75,444	13.26%	$	>45,517	>8.00%	$	N/A	N/A
Two River Community Bank	75,340	13.25%		>45,488	>8.00%		>56,860	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	68,332	12.01%		>22,758	>4.00%		N/A	N/A
Two River Community Bank	68,229	12.00%		>22,743	>4.00%		>34,115	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	68,332	10.39%		>26,307	>4.00%		N/A	N/A
Two River Community Bank	68,229	10.38%		>26,292	>4.00%		>32,866	>5.00%

As of December 31, 2010
Total capital (to risk-weighted assets)
Community Partners Bancorp	$67,525	12.33%	$	>43,812	>8.00%	$	N/A	N/A
Two River Community Bank	67,380	12.31%		>43,789	>8.00%		>54,736	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	61,279	11.19%		>21,905	>4.00%		N/A	N/A
Two River Community Bank	61,134	11.16%		>21,912	>4.00%		>32,868	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	61,279	9.75%		>25,140	>4.00%		N/A	N/A
Two River Community Bank	61,134	9.73%		>25,132	>4.00%		>31,415	>5.00%

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

 As of December 31, 2011, the Company’s six month cumulative gap was -0.8% of total assets, or a negative $5.5 million, while its one-year cumulative gap was 4.7% of total assets, or $31.8 million, which is within the ALCO policy guideline of +/-25%.

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

The ALCO policy has established that interest rate sensitivity will be considered acceptable if the change in simulation results that impact net interest income are within 6% of net interest income over a twelve month time horizon. At December 31, 2011, the Company’s income simulation model indicated the level of interest rate risk was within policy guidelines, as presented below.

	Gradual change in interest rates
	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(817)	-3.2%	$(338)	-1.3%	-6.00%

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

At December 31, 2011 and December 31, 2010, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s negative 25% guideline as presented below.

		Economic Value of Portfolio Equity December 31, 2011
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$79,322	$69,763	$78,345
$ Change		(9,559)	(977)
% Change to PV Equity		-12.05%	-1.23%	-25.00%
% Change to Assets		-1.42%	-0.14%	-3.00%
% Change to PV Equity Premium		-91.92%	-9.40%

		December 31, 2010
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$77,022	$68,911	$78,082
$ Change		(8,111)	1,060
% Change to PV Equity		-10.53%	1.38%	-25.00%
% Change to Assets		-1.27%	0.17%	-3.00%
% Change to PV Equity Premium		-53.75%	7.03%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for complying with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal control or compliance with banking laws can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control and compliance with banking laws may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 30, 2012	Date:	March 30, 2012

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the captions “Directors and Executive Officers”, “Corporate Governance”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Audit Committee”.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2011. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	917,581	$ 6.82	283,803 (1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	917,581	$ 6.82	283,803

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence”.

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Community Partners Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Operations – Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows – Years Ended December 31, 2011 and 2010

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
Middletown, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
March 30, 2012

Community Partners Bancorp

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$7,597	$6,171
Interest-bearing deposits in bank	30,425	21,272
Federal funds sold	-	7,000
Cash and Cash Equivalents	38,022	34,443

Securities available for sale	47,455	35,079
Securities held to maturity (fair value of $13,222 and $10,643 at December 31, 2011 and December 31, 2010, respectively)	13,105	10,829
Restricted investments, at cost	2,237	1,420
Loans	530,130	512,994
Allowance for loan losses	(7,310)	(6,246)
Net Loans	522,820	506,748

Other real estate owned	7,765	8,098
Bank-owned life insurance	12,998	9,174
Premises and equipment, net	2,640	3,089
Accrued interest receivable	1,928	1,911
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,675
and $1,474 at December 31, 2011 and December 31, 2010, respectively	431	632
Other assets	7,044	7,311

Total Assets	$674,554	$636,843

Liabilities
Deposits:
Noninterest-bearing	$88,209	$77,378
Interest-bearing	465,703	447,093

Total Deposits	553,912	524,471

Securities sold under agreements to repurchase	16,218	14,857
Accrued interest payable	107	93
Long-term debt	13,500	13,500
Other liabilities	3,683	3,734

Total Liabilities	587,420	556,655

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $1,000 liquidation preference per share; 12,000 shares authorized; 12,000 issued and outstanding at December 31, 2011, none issued or outstanding at December 31, 2010	12,000	-
Preferred stock, Series A, $1,000 liquidation preference per share; 9,000 shares authorized; no shares issued or outstanding at December 31, 2011, 9,000 shares issued or outstanding at December 31, 2010	-	8,628
Common stock, no par value; 25,000,000 shares authorized; 7,942,218 and 7,620,929 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	71,179	70,067
Retained earnings	3,693	1,325
Accumulated other comprehensive income	262	168
Total Shareholders’ Equity	87,134	80,188

Total Liabilities and Shareholders’ Equity	$674,554	$636,843

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$29,409	$29,578
Securities:
Taxable	1,170	1,222
Tax-exempt	364	374
Federal funds sold and interest bearing deposits	103	105
Total Interest Income	31,046	31,279
Interest Expense
Deposits	4,687	5,679
Securities sold under agreements to repurchase	118	165
Borrowings	433	350
Total Interest Expense	5,238	6,194
Net Interest Income	25,808	25,085
Provision for Loan Losses	2,205	3,100
Net Interest Income after Provision for Loan Losses	23,603	21,985

Non-Interest Income
Total other-than-temporary impairment losses	-	(111)
Less: Portion included in other comprehensive
income (pre-tax)	-	39
Net other-than-temporary impairment charges
to earnings	-	(72)
Service fees on deposit accounts	542	509
Other loan fees	499	633
Earnings from investment in life insurance	372	356
Net realized gain on sale of securities	324	-
Net gain on sale of SBA loans	101	-
Net gain on sale of OREO properties	381	48
Other income	506	485
Total Non-Interest Income	2,725	1,959

Non-Interest Expenses
Salaries and employee benefits	10,539	9,460
Occupancy and equipment	3,205	3,339
Professional	851	936
Advertising	225	232
Data processing	641	613
Insurance	390	383
FDIC insurance and assessments	673	975
Outside service fees	422	452
Amortization of identifiable intangibles	201	239
OREO expenses, OREO impairment and loan workout expenses	817	529
Other operating	1,510	1,322
Total Non-Interest Expenses	19,474	18,480

Income before Income Taxes	6,854	5,464

Income Tax Expense	2,546	1,849

Net Income	$4,308	$3,615

Preferred stock dividends and discount accretion	(814)	(576)

Net income available to common shareholders	$3,494	$3,039
Earnings Per Common Share
Basic	$0.44	$0.39
Diluted	$0.44	$0.39

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Shareholders’ Equity
		Common Stock
(Dollars in Thousands)	Preferred Stock	Outstanding Shares	Amount	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2010	$8,508	7,182,397	$69,794	$(1,714)	$249	$76,837
Comprehensive income:
Net Income	-	-	-	3,615	-	3,615
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	(81)	(81)
Total comprehensive income	-	-	-	-	-	3,534

Preferred stock, Series A discount accretion	120	-	-	(120)	-	-

Dividends on preferred stock, Series A	-	-	-	(456)	-	(456)

Common stock dividend – 5%	-	361,756	-	-	-	-

Restricted stock awards	-	21,400	9	-	-	9

Stock option compensation expense	-	-	75	-	-	75

Options exercised	-	55,376	189	-	-	189

Balance, December 31, 2010	$8,628	7,620,929	$70,067	$1,325	$168	$80,188
Comprehensive income:
Net income	-	-	-	4,308	-	4,308
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax	-	-	-	-	94	94
Total comprehensive income						4,402

Preferred stock, Series C issued	12,000	-	-	-	-	12,000

Preferred stock, Series C issuance costs	-	-	-	(48)	-	(48)

Redemption of preferred stock, Series A	(9,000)	-	-	-	-	(9,000)

Redemption of preferred stock, Series A warrant	-	-	(460)	-	-	(460)

Dividends on preferred stock, Series C	-	-	-	(180)	-	(180)

Dividends on preferred stock, Series A	-	-	-	(262)	-	(262)

Preferred stock, Series A discount accretion	372	-	-	(372)	-	-

Options exercised	-	83,138	267	-	-	267

Common stock dividend – 3%	-	231,328	1,078	(1,078)	-	-

Stock based compensation expense	-	-	154	-	-	154

Tax-benefit-exercised non-qualified stock options	-	-	41	-	-	41

Employee stock purchase program	-	6,823	32	-	-	32

Balance, December 31, 2011	$12,000	7,942,218	$71,179	$3,693	$262	$87,134
 See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net income	$4,308	$3,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	703	917
Provision for loan losses	2,205	3,100
Intangible amortization	201	239
Net amortization of securities premiums and discounts	178	127
Other-than-temporary impairment on securities available for sale	-	72
Net realized gain on sale of securities available for sale	(324)	-
Deferred income taxes	(478)	(987)
Earnings from investment in life insurance	(372)	(356)
Net realized gain on sale of other real estate owned	(381)	(48)
Impairment on property held for sale	100	-
Impairment on other real estate owned	275	-
Stock based compensation expense	154	84
Gain from sale of SBA loans	(101)	-
(Increase) decrease in assets:
Accrued interest receivable	(17)	(35)
Other assets	588	2,112
Increase (decrease) in liabilities:
Accrued interest payable	14	(71)
Other liabilities	(51)	678
Net Cash Provided by Operating Activities	7,002	9,447
Cash Flows from Investing Activities
Purchase of securities held to maturity	(5,993)	(2,167)
Purchase of securities available for sale	(30,212)	(16,206)
Proceeds from sales of securities available for sale	4,048	-
Proceeds from repayments and maturities of securities held to maturity	3,706	1,940
Proceeds from repayments and maturities of securities available for sale	14,096	18,497
Proceeds from sale of SBA loans	1,803	-
Purchase of restricted investments	(817)	(420)
Proceeds from the sale of other real estate owned	2,852	2,986
Construction advances on other real estate owned	(725)	-
Net increase in loans	(21,667)	(13,669)
Purchase of bank-owned life insurance	(3,452)	(1,048)
Purchase of premises and equipment	(254)	(242)
Net Cash Used in Investing Activities	(36,615)	(10,329)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	29,441	(10,941)
Net increase (decrease) in securities sold under agreements to repurchase	1,361	(2,208)
Proceeds from issuance of preferred stock, Series C	12,000	-
Preferred stock, Series C, issuance costs	(48)	-
Redemption of preferred stock, Series A	(9,000)	-
Redemption of preferred stock, Series A warrants	(460)	-
Proceeds from long-term debt	-	6,000
Cash dividends paid on preferred stocks	(442)	(450)
Proceeds from employee stock purchase plan	32	-
Proceeds from exercise of stock options	267	189
Tax benefit of stock options exercised	41	-
Net Cash Provided (Used in) by Financing Activities	33,192	(7,410)
Net Increase (Decrease) in Cash and Cash Equivalents	3,579	(8,292)
Cash and Cash Equivalents – Beginning	34,443	42,735

Cash and Cash Equivalents – Ending	$38,022	$34,443
Supplementary Cash Flows Information
Interest paid	$5,224	$6,265
Income taxes paid	$3,302	$1,246
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$1,688	$11,036

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.    Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank” or “Two River”) and the Bank’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings One LLC, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Four, TRCB Holdings Five LLC, TRCB Holdings Six LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

The principal material estimates that are particularly susceptible to significant change in the near term relate to:  the allowance for loan losses, certain intangible assets, such as goodwill and core deposit intangible, the potential impairment of restricted investments, the valuation of deferred tax assets, valuation of other real estate owned and the determination of other-than-temporary impairment on securities.

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

Other-than-temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future cash flows of the security.

G.   Restricted Investments

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2011 and 2010, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $1,405,000 and $1,345,000 at December 31, 2011 and 2010, respectively.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days notice. The investment in this Fund is recorded at cost which was $757,000 and $0 at December 31, 2011 and 2010, respectively. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2011.

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

I.     Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2011 and 2010, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

During 2011, the Company was approved and granted Preferred Lending Status by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank generally sells the guaranteed portion of selected loans to a third party and retains the servicing rights. No servicing asset has been recognized due to immateriality. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

J.    Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets  has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company sold no loan participations to other banks during the year ended December 31, 2011 and 2010. The balance of participations sold to other banks that are serviced by the Company was $1,678,000 and $2,389,000 at December 31, 2011 and 2010, respectively. No servicing asset or liability has been recognized due to immateriality.

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2011 or 2010 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2008.

P.   Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Q.   Earnings per Common Share

On November 10, 2011, the Company declared a 3% stock dividend on common stock outstanding payable December 30, 2011 to shareholders of record on December 13, 2011. On August 23, 2010, the Company declared a 5% stock dividend on common stock outstanding payable October 22, 2010 to shareholders of record on September 24, 2010.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

S.    Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the presentation used in the 2011 financial statements. These reclassifications had no effect on net income.

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

The Company performed its annual goodwill impairment analysis as of September 30, 2011. Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no goodwill impairment. See Note 5 for additional details.

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

V.   Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

ASU No 2011-01; Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20, was issued in January 2011 and postpones the effective date of the disclosures about troubled debt restructurings.  The new effective date for disclosures about troubled debt restructurings will be aligned with the finalization of the effective date of the exposure drafts Clarifications to Accounting for Troubled Debt Restructurings by Creditors, which was finalized as ASU 2011-02.

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

ASU 2011-03; The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as forth by FASB ASC Topic 860, Transfers and Servicing. This ASU entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on our financial position or results of operation.

ASU 2011-04; This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on our financial position or results of operation.

Note 1 – Summary of Significant Accounting Policies (Continued)

ASU 2011-05; The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on our financial position or results of operation.

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

ASU 2011-12; In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2011:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
			(In Thousands)
Securities available for sale:
U.S. Government agency securities	$2,250	$8	$-	$-	$2,258
Municipal securities	1,261	46	-	-	1,307
U.S. Government-sponsored enterprises (“GSE”) - Residential mortgage-backed securities	21,317	581	-	(20)	21,878
Collateralized residential mortgage obligations	16,865	298	-	-	17,163
Corporate debt securities, primarily financial institutions	3,067	-	(183)	(356)	2,528
	44,760	933	(183)	(376)	45,134
Community Reinvestment Act (“CRA”) mutual fund	2,258	63	-	-	2,321

	$47,018	$996	$(183)	$(376)	$47,455

Securities held to maturity:
Municipal securities	$11,296	$613	$-	$(2)	$11,907
Corporate debt securities, primarily financial institutions	1,809	-	-	(494)	1,315

	$13,105	$613	$-	$(496)	$13,222

December 31, 2010:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
Securities available for sale:			(In Thousands)
U.S. Government agency securities	$5,773	$25	$-	$(12)	$5,786
Municipal securities	2,006	22	-	(12)	2,016
GSE - Residential mortgage-backed securities	15,519	760	-	(28)	16,251
Collateralized residential mortgage obligations	5,702	75	-	(32)	5,745
Corporate debt securities, primarily financial institutions	3,597	15	(243)	(282)	3,087
	32,597	897	(243)	(366)	32,885
CRA mutual fund	2,196	-	-	(2)	2,194

	$34,793	$897	$(243)	$(368)	$35,079

Securities held to maturity:
Municipal securities	$8,522	$182	$-	$(6)	$8,698
Corporate debt securities, primarily financial institutions	2,307	1	-	(363)	1,945

	$10,829	$183	$-	$(369)	$10,643

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,510	$1,511	$3,477	$3,480
Due in one year through five years	1,294	1,214	1,494	1,572
Due in five years through ten years	1,423	1,437	2,829	3,086
Due after ten years	2,351	1,931	5,305	5,084
	6,578	6,093	13,105	13,222

GSE - Residential mortgage-backed securities	21,317	21,878	-	-
Collateralized residential mortgage obligations	16,865	17,163	-	-

	$44,760	$45,134	$13,105	$13,222

The Company had nine securities sales in 2011 totaling $4,048,000 and recorded a gross realized gain of $324,000 from these sales as compared to no sales during 2010.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $27,412,000 and $17,170,000 at December 31, 2011 and 2010, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:	(In Thousands)

Municipal securities	$969	$(2)	$-	$-	$969	$(2)
GSE – Residential mortgage-backed securities	3,490	(20)	-	-	3,490	(20)
Corporate debt securities, primarily financial institutions	1,252	(50)	2,591	(983)	3,843	(1,033)

Total Temporarily Impaired Securities	$5,711	$(72)	$2,591	$(983)	$8,302	$(1,055)

Note 2 – Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:	(In Thousands)

U.S. Government agency securities	$3,739	$(12)	$-	$-	$3,739	$(12)
Municipal securities	1,024	(18)	-	-	1,024	(18)
GSE – Residential mortgage- backed securities	3,033	(28)	-	-	3,033	(28)
Collateralized residential mortgage obligations	1,982	(32)			1,982	(32)
Corporate debt securities, primarily financial institutions	1,794	(24)	2,207	(864)	4,001	(888)
CRA mutual fund	2,194	(2)	-	-	2,194	(2)

Total Temporarily Impaired Securities	$13,766	$(116)	$2,207	$(864)	$15,973	$(980)

The Company had 15 securities in an unrealized loss position at December 31, 2011. In management’s opinion, the unrealized losses in municipal and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Ba1. As of December 31, 2011, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2011.

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $272,000 at December 31, 2011. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 36 out of 43 banks and insurance companies that are performing at December 31, 2011. The deferrals and defaults as a percentage of original collateral at December 31, 2011 was 27.7%. Total other-than-temporary impairment on this security was $411,000 at December 31, 2011, of which $228,000 was determined to be a credit loss and charged to operations in previous years and $183,000 was determined to be non-credit related and recognized in the other comprehensive income component. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

Note 2 – Securities (Continued)

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the years ended December 31, 2011 and 2010 (in thousands):

Beginning balance, January 1, 2010	$156

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was not
previously recognized	72

Ending balance, December 31, 2010	228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was not
previously recognized	-

Ending balance, December 31, 2011	$228

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Commercial and industrial	$136,869	$134,266
Real estate – construction	51,180	33,909
Real estate – commercial	270,688	262,996
Real estate – residential	19,201	21,473
Consumer	52,853	60,879

	530,791	513,523
Allowance for loan losses	(7,310)	(6,246)
Unearned fees	(661)	(529)

Net Loans	$522,820	$506,748

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and 2010:

December 31, 2011:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$538	$1,776	$2,349	$4,663	$132,206	$136,869	$-
Real estate – construction	-	-	292	292	50,888	51,180	-
Real estate – commercial	5,499	-	145	5,644	265,044	270,688	-
Real estate – residential	-	998	263	1,261	17,940	19,201	-
Consumer	375	50	2,191	2,616	50,237	52,853	-

Total	$6,412	$2,824	$5,240	$14,476	$516,315	$530,791	$-

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2010:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$1,492	$235	$792	$2,519	$131,747	$134,266	$-
Real estate – construction	-	-	523	523	33,386	33,909	-
Real estate – commercial	3,779	2,039	605	6,423	256,573	262,996	-
Real estate – residential	808	-	-	808	20,665	21,473	-
Consumer	31	278	3,729	4,038	56,841	60,879	-

Total	$6,110	$2,552	$5,649	$14,311	$499,212	$513,523	$-

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2011 and 2010:

	2011	2010
	(In Thousands)

Commercial and industrial	$2,349	$792
Real estate – construction	292	523
Real estate – commercial	145	605
Real estate – residential	263	-
Consumer	2,191	3,729

Total	$5,240	$5,649

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011 and 2010:

December 31, 2011:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,423	$3,423	$-	$3,436	$139
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,510	3,510	-	3,529	160
Real estate – residential	225	225	-	225	4
Consumer	251	251	-	251	8

With an allowance recorded:
Commercial and industrial	$2,914	$3,161	$928	$2,876	$55
Real estate – construction	292	292	63	414	20
Real estate – commercial	4,228	4,228	188	4,265	244
Real estate – residential	263	263	15	263	5
Consumer	1,938	1,938	254	1,938	-

Total:
Commercial and industrial	$6,337	$6,584	$928	$6,312	$194
Real estate – construction	292	292	63	414	20
Real estate – commercial	7,738	7,738	188	7,794	404
Real estate – residential	488	488	15	488	9
Consumer	2,189	2,189	254	2,189	8

	$17,044	$17,291	$1,448	$17,197	$635

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2010:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$2,751	$2,751	$-	$3,546	$187
Real estate – construction	532	532	-	532	23
Real estate – commercial	2,278	2,278	-	2,279	133
Real estate – residential	225	375	-	225	8
Consumer	353	353	-	353	13

With an allowance recorded:
Commercial and industrial	$1,010	$2,071	$476	$1,010	$46
Real estate – construction	2,348	3,638	142	2,348	1
Real estate – commercial	1,531	1,531	66	1,535	21
Real estate – residential	-	-	-	-	-
Consumer	3,629	4,129	327	3,632	108

Total:
Commercial and industrial	$3,761	$4,822	$476	$4,556	$233
Real estate – construction	2,880	4,170	142	2,880	24
Real estate – commercial	3,809	3,809	66	3,814	154
Real estate – residential	225	375	-	225	8
Consumer	3,982	4,482	327	3,985	121

	$14,657	$17,658	$1,011	$15,460	$540

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2011 and 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2011:

Commercial and industrial	$119,531	$4,683	$12,655	$-	$136,869
Real estate – construction	50,346	-	834	-	51,180
Real estate – commercial	255,877	4,300	10,511	-	270,688
Real estate – residential	18,938	-	263	-	19,201
Consumer	49,973	144	2,736	-	52,853

Total:	$494,665	$9,127	$26,999	$-	$530,791

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2010:

Commercial and industrial	$115,815	$9,186	$9,265	$-	$134,266
Real estate – construction	33,386	-	523	-	33,909
Real estate – commercial	250,735	3,024	9,237	-	262,996
Real estate – residential	21,473	-	-	-	21,473
Consumer	56,415	40	4,424	-	60,879

Total:	$477,824	$12,250	$23,449	$-	$513,523

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2011 and 2010:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(482)	-	(82)	-	(688)	-	(1,252)
Recoveries	1	-	58	-	52	-	111
Provision	848	219	351	(20)	723	84	2,205

Ending balance, December 31, 2011	$2,448	$2,412	$1,222	$256	$880	$92	$7,310

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2010	$1,974	$2,495	$945	$126	$624	$20	$6,184
Charge-offs	(1,061)	-	(1,420)	(150)	(500)	-	(3,131)
Recoveries	78	-	15	-	-	-	93
Provision	1,090	(302)	1,355	300	669	(12)	3,100

Ending balance, December 31, 2010	$2,081	$2,193	$895	$276	$793	$8	$6,246

The following table presents the balance in the allowance for loan losses at December 31, 2011 and 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2011:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$2,448	$928	$1,520	$136,869	$6,337	$130,532
Real estate – construction	1,222	63	1,159	51,180	292	50,888
Real estate – commercial	2,412	188	2,224	270,688	7,738	262,950
Real estate – residential	256	15	241	19,201	488	18,713
Consumer	880	254	626	52,853	2,189	50,664
Unallocated	92	-	92	-	-	-

Total:	$7,310	$1,448	$5,862	$530,791	$17,044	$513,747

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

	Allowance for Loan Losses			Loans Receivable
December 31, 2010:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$2,081	$476	$1,605	$134,266	$3,761	$130,505
Real estate – construction	895	142	753	33,909	2,880	31,029
Real estate – commercial	2,193	66	2,127	262,996	3,809	259,187
Real estate – residential	276	-	276	21,473	225	21,248
Consumer	793	327	466	60,879	3,982	56,897
Unallocated	8	-	8	-	-	-

Total:	$6,246	$1,011	$5,235	$513,523	$14,657	$498,866

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loans stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans identified as troubled debt restructurings are designated as impaired and classified as substandard loans.

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

The following tables present newly troubled debt restructured loans that occurred during the year ended December 31, 2011:

	December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	2	$374	$361
Real estate – construction	-	-	-
Real estate – commercial	1	2,630	2,626
Real estate – residential	-	-	-
Consumer	-	-	-

Total	3	$3,004	$2,987

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

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

As a result of our impairment evaluation, the Company established a reserve amount of $100,000 against two loans classified as troubled debt restructuring as of December 31, 2011. Our troubled debt restructured loans are generally agreed to a short-term payment plan. The extent of these plans are generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2011, were rate modifications. The Company will not extend maturities, recast legal documents and/or forgive any interest or principal.

As of December 31, 2011, loans modified in a troubled debt restructuring totaled $7.6 million, including $4.5 million that are current, $2.6 million that are 30-59 days past due and $480,000 that are 60-89 days past due. All loans modified in a troubled debt restructuring as of December, 2011 were current at the time of the modifications and were never reported as a non-accrual loan prior to modification.

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during year ended December 31, 2011:

As of December 31, 2011

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	2	252

Total	2	$252

As of December 31, 2011, there were two consumer loans totaling $252,000 which were placed on non-accrual status that were previously troubled debt restructured loans. These two loans were individually analyzed for impairment at the time of default and it was determined that the collateral was in excess of the combined outstanding principal and interest of the loans and therefore no specific reserve was recorded nor charge-off was taken. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

Note 4 – Bank Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 are as follows:

	Estimated Useful Lives	2011	2010
		(In Thousands)

Land	Indefinite	$400	$400
Buildings	30 years	899	899
Leasehold improvements	5-15 years	4,281	4,273
Furniture, fixtures and equipment	3 - 7 years	4,296	4,147
Computer equipment and software	2 - 5 years	2,146	2,049

		12,022	11,768

Less accumulated depreciation and amortization		(9,382)	(8,679)

		$2,640	$3,089

The Company held land and construction in progress with an aggregate value of $1,000,000 and $1,100,000 at December 31, 2011 and 2010, respectively, which is included in other assets and is carried at the net realizable value, based on its current appraised value. An impairment charge of $100,000 was recorded during the year ended December 31, 2011, which reflects the declining valuations in the current real estate market.

Note 5 – Goodwill and Other Intangible Assets

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

Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000 during years ended December 31, 2011 and 2010, respectively.

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $431,000, net of accumulated amortization of $1,675,000, as of December 31, 2011 and a carrying value of $632,000, net of accumulated amortization of $1,474,000, as of December 31, 2010. Amortization expense related to intangible assets was $201,000 and $239,000 for the years ended December 31, 2011 and 2010, respectively.

The aggregate estimated amortization expense for the next five fiscal years is expected to be as follows (in thousands):

2012	$163
2013	124
2014	86
2015	48
2016	10

Note 6 – Deposits

The components of deposits at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Demand, non-interest bearing	$88,209	$77,378
Demand, interest bearing - NOW, money market and savings	352,025	337,786
Time, $100,000 and over	52,794	53,495
Time, other	60,884	55,812

	$553,912	$524,471

At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

2012	$53,617
2013	25,993
2014	18,301
2015	12,517
2016	3,250

$113,678

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$16,218	$14,857
Average during the year	16,593	15,367
Maximum month-end balance	19,524	17,532
Weighted average rate during the year	0.71%	1.07%
Weighted average rate at December 31	0.55%	0.81%

Note 8 – Borrowings

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010	Rate	Original Term	Maturity
		(Dollars In Thousands)

Convertible Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7 years	August 2017

	$13,500	$13,500	3.18%

Note 8 – Borrowings (Continued)

The $7.5 million convertible note contains an option which allows the FHLB to adjust the rate on the note in November 2012 to the then current market rate offered by the FHLB. The Company has the option to repay this advance, if converted, without penalty.

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at December 31, 2011 and 2010.

The Company has a remaining borrowing capacity with the FHLB of approximately $42,152,000 based on $55,652,000 loans pledged at December 31, 2011. There were no short-term borrowings from the FHLB at December 31, 2011 and 2010. Advances from the FHLB are secured by qualifying assets of the Bank.

Note 9 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute from 3% to a maximum of 20% of their annual salary.  Annually, the Company matches a percentage of employee contributions. The Company contributed $229,000 and $202,000 for the years ended December 31, 2011 and 2010, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2011 and 2010, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2011 and 2010, other liabilities included approximately $582,000 and $521,000, respectively, accrued under this plan. For the year ended December 31, 2011, expenses related to this plan included in the consolidated statements of operations are approximately $91,000 as compared to $118,000 for year ended December 31, 2010. In 2010, the Company recognized a $143,000 benefit due to the forfeiture of Supplemental Executive Retirement Plan benefits to officers no longer employed with the Bank.

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

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Unrealized holding gains (loss) on available for sale securities	$415	$(97)
Unrealized gains (losses) on securities for which
a portion of the impairment has been
recognized in income	60	(111)
Reclassification adjustment for gains on sales of securities recognized
in net income	(324)	-
Reclassification adjustment for
other-than-temporary credit losses
on securities included in net income	-	72
Tax effect	(57)	55

Net of Tax Amount	$94	$(81)

Note 11 – Federal Income Taxes

The components of income tax expense for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Current	$3,024	$2,836
Deferred	(478)	(987)

	$2,546	$1,849

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2011 and 2010:

	2011		2010
	Amount	%	Amount	%
	(Dollars In Thousands)

Pre-tax book income	$2,330	34.0%	$1,857	34.0%
Tax exempt interest	(124)	(1.8)	(127)	(2.3)
Bank-owned life insurance income	(126)	(1.8)	(121)	(2.2)
State income taxes, net of federal income tax benefit	379	5.5	308	5.6
Other	87	1.2	(68)	(1.3)

	$2,546	37.1%	$1,849	33.8%

The components of the net deferred tax asset, included in other assets, as of December 31, 2011 and 2010, were as follows:

	2011	2010
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$2,940	$2,515
Depreciation and amortization	856	811
Deferred compensation	133	258
Other real estate owned (“OREO”) costs	342	301
Other	145	144

	4,416	4,029
Deferred tax liabilities:
Purchase accounting adjustments	(402)	(485)
Unrealized gain on investment securities available for sale	(176)	(119)
Other	(46)	(54)

	(624)	(658)

Net Deferred Tax Asset	$3,792	$3,371

Note 12 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(In Thousands, Except Per Share Data)

Net income	$4,308	$3,615
Preferred stock dividends and discount accretion	(814)	(576)

Net income applicable to common shareholders	$3,494	$3,039

Weighted average common shares outstanding	7,900	7,795
Effect of dilutive securities, stock options and warrants	115	93

Weighted average common shares outstanding used to calculate diluted earnings per share	8,015	7,888

Basic earnings per common share	$0.44	$0.39

Diluted earnings per common share	$0.44	$0.39

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation were 474,000 and 678,000 for 2011 and 2010, respectively.

Note 13 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2021. Aggregate rent expense was $1,368,000 and $1,315,000 for the years ended December 31, 2011 and 2010, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2011 are as follows (in thousands):

2012	$1,378
2013	1,171
2014	1,184
2015	1,160
2016	1,142
Thereafter	4,744

$10,779

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2011, the number of shares of Company common stock remaining and available for future issuance under the Plan is 283,803 after adjusting for subsequent stock dividends.

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

On January 20, 2010, the Company awarded officers ISOs to purchase an aggregate of 47,694 shares of Company’s common stock, after adjusting for the 3% stock dividend declared in November 2011. These options are scheduled to vest 33.3% per year over three years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.01 per share based upon the average trading price of Company’s common stock on the grant date.

On April 20, 2010, the Company awarded officers ISOs to purchase an aggregate of 21,630 shares of Company’s common stock, after adjusting for the 3% stock dividend declared in November 2011. These options are scheduled to vest 20% per year over five years beginning on the first anniversary of the grant date with a ten year exercise term. The options were granted with an exercise price of $3.83 per share based upon the average trading price of Company’s common stock on the grant date.

On September 9, 2010, the Company awarded officers ISOs to purchase an aggregate of 14,060 shares of Company’s common stock, after adjusting for the 3% stock dividend declared in November 2011. These options are scheduled to vest over a three year period with 33.3% of the award vesting on each of September 10, 2013, September 10, 2014 and September 10, 2015 with a ten year exercise term. The options were granted with an exercise price of $4.39 per share based upon the average trading price of Company’s common stock on the grant date.

Note 14 – Stock Option Plans (Continued)

On December 12, 2011, the Committee granted stock options to purchase an aggregate of 133,179 shares, after adjusting for the 3% stock dividend declared in November 2011, of Company common stock under the Plan to directors and officers of the Company, as follows:

•
The Company granted to directors non-qualified stock options to purchase an aggregate of 61,800 shares of Company common stock.  These options are scheduled to vest 20% per year over five years beginning December 12, 2012.  These options were granted with an exercise price of $5.19 per share based upon the $4.69 trading price of Company’s common stock on the grant date.

•
The Company granted to employees incentive stock options to purchase an aggregate of 71,379 shares of Company common stock.  These options are scheduled to vest 20% per year over five years beginning December 12, 2012.  The options were granted with an exercise price of $5.19 per share based upon the $4.69 trading price of Company’s common stock on the grant date.

Stock based compensation expense related to the stock option grants, was approximately $121,000 and $75,000 for the years ended December 31, 2011 and 2010, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2011 and 2010 to the stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $452,000 as of December 31, 2011 and will be recognized over the subsequent 3.1 years.

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2011 and 2010, as adjusted for the 3% stock dividend in 2011 and 5% stock dividend in 2010:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding, December 31, 2009	1,121,144	$6.69
Options granted	83,384	3.46
Options exercised	(59,725)	3.13
Options forfeited	(271,929)	5.43

Options outstanding, December 31, 2010	872,874	6.70
Options granted	133,179	5.19
Options exercised	(85,632)	3.11
Options forfeited	(2,840)	3.20

Options outstanding, December 31, 2011	917,581	$6.82	5.6 years	$604,530
Options exercisable, end of year	551,583	$8.67	3.8 years	$290,842

Options price range at end of year	$3.01 to $14.17

The total intrinsic value of stock options exercised was $137,000 and $53,000 during the years ended December 31, 2011 and 2010, respectively. Cash received from such exercises was $267,000 and $189,000, respectively. A tax benefit of $41,000 was recognized during the year ended December 31, 2011, as compared to no tax benefit recognized for the same period in 2010.

Note 14 – Stock Option Plans (Continued)

The following summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$3.01 - $3.91	429,512	7.0 years	$3.35
$4.39 - $4.94	14,156	5.8 years	4.39
$5.01 - $5.95	134,892	9.9 years	5.19
$6.11 - $6.38	563	1.8 years	6.27
$7.23 - $7.95	1,095	2.3 years	7.39
$8.13 - $9.86	61,664	1.2 years	8.27
$11.17 - $14.17	275,699	2.2 years	12.83

	917,581

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on January 20, 2010:

Dividend yield	0.00%
Expected volatility	30.09%
Risk-free interest rate	2.84%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.19

The following weighted average assumptions were used to estimate the fair value of the stock options granted on April 20, 2010:

Dividend yield	0.00%
Expected volatility	33.51%
Risk-free interest rate	2.91%
Forfeiture rate	5.00%
Expected life	6.5 years
Weighted average fair value of options granted	$1.64

The following weighted average assumptions were used to estimate the fair value of the stock options granted on September 9, 2010:

Dividend yield	0.00%
Expected volatility	32.40%
Risk-free interest rate	2.09%
Forfeiture rate	0.00%
Expected life	7.5 years
Weighted average fair value of options granted	$1.87

Note 14 – Stock Option Plans (Continued)

The following weighted average assumptions were used to estimate the fair value of the stock options granted on December 12, 2011:

Dividend yield	0.00%
Expected volatility	30.58%
Risk-free interest rate	1.45%
Forfeiture rate	5.00%
Expected life	7.5 years
Weighted average fair value of options granted	$1.53

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

Total unrecognized compensation cost related to restricted stock options under the Plan was $45,000 as of December 31, 2011 and will be recognized over the subsequent 1.8 years. As of December 31, 2011, all restricted stock shares were unvested.

On August 18, 2010, the Company awarded officers 20,600 shares of the Company’s restricted common stock, which were subsequently issued on September 30, 2010. These awards are scheduled to vest on the first day of the fourth year following the grant date, with 7,725 of these awards subject to an earnings condition.

On October 20, 2010, the Company awarded officers 1,442 shares of the Company’s restricted common stock. These awards are scheduled to vest on the first day of the fourth year following the grant date, with 541 of these awards subject to an earnings condition.

Compensation expense related to the restricted stock was to $33,000 and $9,000 for the years ended December 31, 2011 and 2010, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2011 and 2010 related to the restricted stock compensation.

The following table summarizes information about restricted stock for the year ended December 31, 2011:

	Number of Shares	Weighted Average Price

Outstanding at December 31, 2009	-	$-
Granted	22,042	3.93

Outstanding at December 31, 2010	22,042	$3.93
Granted	-	-

Outstanding at December 31, 2011	22,042	$3.93

All share and per share data have been retroactively adjusted to reflect the 3% stock dividend issued on December 30, 2011 to shareholders of record as of December 13, 2011.

Note 15 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Community Partners relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2011 were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2011 and 2010, loans to related parties amounted to $12,771,000 and $8,335,000 respectively. During 2011, new loans and advances to such related parties totaled $6,332,000 and repayments and other reductions aggregated $1,896,000.

A director of the Bank is the principal of a company that provides leasehold improvement construction services for certain of the Bank’s offices. The Bank paid $10,000 and $13,000 for these construction services for the years ended December 31, 2011 and 2010, respectively. Most costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period. Construction costs incurred are comparable to similarly outfitted bank office space in the market area.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $156,205,000 and $104,539,000 at December 31, 2011 and 2010, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $5,066,000 and $5,661,000 at December 31, 2011 and 2010, respectively. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $5,066,000 and $5,661,000 at December 31, 2011 and 2010, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2011 and 2010.

Note 17 – Regulatory Matters

The Bank is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve balance was $50,000 at December 31, 2011.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2011 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Community Partners and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2011
Total capital (to risk-weighted assets)
Community Partners Bancorp	$75,444	13.26%	$	>45,517	>8.00%	$	N/A	N/A
Two River Community Bank	75,340	13.25%		>45,488	>8.00%		>56,860	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	68,332	12.01%		>22,758	>4.00%		N/A	N/A
Two River Community Bank	68,229	12.00%		>22,743	>4.00%		>34,115	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	68,332	10.39%		>26,307	>4.00%		N/A	N/A
Two River Community Bank	68,229	10.38%		>26,292	>4.00%		>32,866	>5.00%

As of December 31, 2010
Total capital (to risk-weighted assets)
Community Partners Bancorp	$67,525	12.33%	$	>43,812	>8.00%	$	N/A	N/A
Two River Community Bank	67,380	12.31%		>43,789	>8.00%		>54,736	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	61,279	11.19%		>21,905	>4.00%		N/A	N/A
Two River Community Bank	61,134	11.16%		>21,912	>4.00%		>32,868	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	61,279	9.75%		>25,140	>4.00%		N/A	N/A
Two River Community Bank	61,134	9.73%		>25,132	>4.00%		>31,415	>5.00%

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2011

Securities available for sale:

U.S. Government agency securities	$-	$2,258	$-	$2,258
Municipal securities	-	1,307	-	1,307
GSE: Residential mortgage-backed securities	-	21,878	-	21,878
Collateralized residential mortgage obligations		17,163	-	17,163
Corporate debt securities, primarily financial institutions	-	2,439	89	2,528
CRA mutual fund	2,321	-	-	2,321

Total	$2,321	$45,045	$89	$47,455

At December 31, 2010

Securities available for sale:

U.S. Government agency securities	$-	$5,786	$-	$5,786
Municipal securities	-	2,016	-	2,016
GSE: Residential mortgage-backed securities	-	16,251	-	16,251
Collateralized residential mortgage obligations	-	5,745	-	5,745
Corporate debt securities, primarily financial institutions	-	3,058	29	3,087
CRA mutual fund	2,194	-	-	2,194

Total	$2,194	$32,856	$29	$35,079

Note 18 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	December 31, 2011	December 31, 2010
	(In Thousands)

Beginning balance January 1	$29	$140
Total gains/(losses) – (realized/unrealized):
Included in earnings	-	(72)
Included in other comprehensive income	60	(39)

Ending Balance	$89	$29

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2011
Impaired loans	$-	$-	$8,187	$8,187
Other real estate owned	-	-	7,765	7,765
Property held for sale	-	-	1,000	1,000

At December 31, 2010
Impaired loans	$-	$-	$7,507	$7,507
Other real estate owned	-	-	8,098	8,098

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

Note 18 – Fair Value of Financial Instruments (Continued)

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2011, properties totaling $7,765,000 million as compared to $8,098,000 at December 31, 2010 were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•
Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property. An impairment charge of $100,000 was recorded during the year ended December 31, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010.

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2011 and 2010, the Company determined that no active market existed for our pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investment in Federal Home Loan Bank Stock, ACBB Stock and Solomon Hess SBA Loan Fund:

The carrying amount of restricted investment in FHLB, ACBB stock and the Solomon Hess SBA Loan Fund approximates fair value, and considers the limited marketability of such securities.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2011 and 2010.

Note 18 – Fair Value of Financial Instruments (Continued)

The estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$38,022	$38,022	$34,443	$34,443
Securities available for sale	47,455	47,455	35,079	35,079
Securities held to maturity	13,105	13,222	10,829	10,643
Restricted investments	2,237	2,237	1,420	1,420
Loans receivable	522,820	516,174	506,748	507,968
Accrued interest receivable	1,928	1,928	1,911	1,911

Financial liabilities:
Deposits	553,912	556,442	524,471	526,142
Securities sold under agreements to repurchase	16,218	16,218	14,857	14,857
Long-term debt	13,500	14,950	13,500	14,649
Accrued interest payable	107	107	93	93

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-

Note 19 – Shareholders’ Equity

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”). The SBLF was created in the fall of 2010 as part of the Small Business Jobs Act. The SBLF provides Tier 1 capital to community banks with assets of $10 billion or less, and provides incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 capital.

Unlike the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”), under the SBLF program, Treasury did not receive any warrants in exchange for SBLF funding. Dividend rates on the SBLF Preferred Shares will be determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares”), previously issued to the Treasury under TARP CPP. The TARP Preferred Shares, issued under TARP CPP qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years. Dividends on the TARP Preferred Shares were payable on February 15, May 15, August 15 and November 15 of each year. As a result of the redemption of the TARP Preferred Shares, the Company is no longer subject to the executive compensation requirement in connection with the TARP CPP.

The terms of the SBLF Preferred Shares impose limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Shares, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Shares, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Shares, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, which is approximately $54.4 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares (the “Tier 1 Dividend Threshold”).  Beginning on the first day of the eleventh dividend period, the amount of the Tier 1 Dividend Threshold will be reduced by 10% for each one percent increase in qualified small business lending from the baseline level through the ninth dividend period.

Note 19 – Shareholders’ Equity (Continued)

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

Additionally, on October 31, 2011, the Company redeemed the TARP CPP warrant issued to the U.S. Treasury for $460,000.

On November 10, 2011, the Company announced that the Board of Directors of the Company approved a 3% stock dividend, payable on December 30, 2011 to shareholders of record as of December 13, 2011.

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners, is as follows:

Condensed Balance Sheets
	December 31,
	2011	2010
	(In Thousands)
Assets
Cash and cash equivalents	$190	$222
Investments in subsidiaries	87,031	80,043
Other assets	39	1

Total assets	$87,260	$80,266

Liabilities and Shareholders’ Equity
Other liabilities	$126	$78
Shareholders’ equity	87,134	80,188

Total liabilities and shareholders’ equity	$87,260	$80,266

Condensed Statements of Income
	December 31,
	2011	2010
	(In Thousands)

Other operating expenses	$152	$84

Loss before income taxes	(152)	(84)

Income tax expense	2	3

Loss before undistributed income of subsidiaries	(154)	(87)

Equity in undistributed income of subsidiaries	4,462	3,702

Net income	$4,308	$3,615

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows
	December 31,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net income	$4,308	$3,615
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,462)	(3,702)
Stock option compensation expense	154	84
Other, net	578	226

Net cash provided by operating activities	578	223

Cash flows from investing activities:
Contributions to subsidiary, net	(3,000)	-

Net cash used in investing activities	(3,000)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	267	189
Tax benefit of stock options exercised	41	-
Proceeds from issuance of preferred stock, Series C	12,000	-
Preferred stock, Series C issuance costs	(48)	-
Redemption of preferred stock, Series A	(9,000)	-
Redemption of preferred stock, Series A warrants	(460)	-
Proceeds from employee stock purchase program	32	-
Cash dividends paid on preferred stocks	(442)	(450)

Net cash provided (used in) by financing activities	2,390	(261)

Decrease in cash and cash equivalents	(32)	(38)

Cash and cash equivalents at beginning of period	222	260

Cash and cash equivalents at end of year	$190	$222

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2011 and 2010, on a quarterly basis, for Community Partners (in thousands, except per share data):

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,739	$7,819	$7,843	$7,645
Interest expense	1,276	1,302	1,348	1,312

Net interest income	6,463	6,517	6,495	6,333
Provision for loan losses	350	730	600	525

Net interest income after provision for loan losses	6,113	5,787	5,895	5,808
Non-interest income	522	899	868	436
Non-interest expense	4,716	4,920	5,052	4,786

Income before income taxes	1,919	1,766	1,711	1,458
Income taxes	717	661	633	535

Net income	1,202	1,105	1,078	923

Preferred stock dividends & discount accretion	(126)	(402)	(143)	(143)

Net income available to common shareholders	$1,076	$703	$935	$780
Per common share data:
Basic earnings	$0.14	$0.09	$0.12	$0.10
Diluted earnings	$0.13	$0.09	$0.12	$0.10

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,846	$7,987	$7,788	$7,658
Interest expense	1,381	1,416	1,578	1,819

Net interest income	6,465	6,571	6,210	5,839
Provision for loan losses	750	950	700	700

Net interest income after provision for loan losses	5,715	5,621	5,510	5,139
Non-interest income	515	438	480	526
Non-interest expense	4,690	4,425	4,681	4,684

Income before income taxes	1,540	1,634	1,309	981
Income taxes	491	539	471	348

Net income	1,049	1,095	838	633

Preferred stock dividends & discount accretion	(145)	(145)	(143)	(143)

Net income available to common shareholders	$904	$950	$695	$490
Per common share data:
Basic earnings	$0.12	$0.12	$0.09	$0.06
Diluted earnings	$0.11	$0.12	$0.09	$0.06

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: March 30, 2012	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 30, 2012
Frank J. Patock, Jr.

/s/ CHARLES T. PARTON	Vice Chairman of the Board	March 30, 2012
Charles T. Parton

/s/ MICHAEL W. KOSTELNIK, JR.	Director	March 30, 2012
Michael W. Kostelnik, Jr.

/s/ JAMES M. BOLLERMAN	Director	March 30, 2012
James M. Bollerman

/s/ ROBERT E. GREGORY	Director	March 30, 2012
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 30, 2012
Robert B. Grossman, MD

/s/ JOHN E. HOLOBINKO, ESQ.	Director	March 30, 2012
John E. Holobinko, ESQ.

/s/ WILLIAM F. LaMORTE	Director	March 30, 2012
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 30, 2012
Joseph F.X. O’Sullivan

/s/ JOHN J. PERRI, JR. CPA	Director	March 30, 2012
John J. Perri, Jr.

/s/ WILLIAM STATTER	Director	March 30, 2012
William Statter

/s/ ANDREW A. VITALE	Director	March 30, 2012
Andrew A. Vitale

/s/ ROBIN ZAGER	Director	March 30, 2012
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 30, 2012
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 30, 2012
A Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarterly period ended September 30, 2011 filed with the SEC on November 10, 2011)

3.2
By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarterly period ended September 30, 2011 filed with the SEC on November 10, 2011)

4.1
Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on January 6, 2006 (the “January  S-4/A”))

4.2
Specimen certificate representing the Registrant’s Senior Non-Cumulative Perpetual Stock, Series C, without par value (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

4.3
Shareholder Rights Agreement, dated as of July 20, 2011, by and between the Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

4.4		Form of Rights Certificate of the Registrant (incorporated by reference to Exhibit B to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

10.0	#	Community Partners Bancorp Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on February 18, 2011).

10.1	#	Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the S-4)

10.2	#	Supplemental Executive Retirement Agreement between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.8 to the S-4)

10.3	#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)

10.4	#	Two River Community Bank 2003 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)

10.5	#	Two River Community Bank 2001 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.11 to the S-4)

10.6	#	Two River Community Bank 2001 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the S-4)

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
Excise Tax Reimbursement Agreement, made as of June 1, 2007, by and between Community Partners Bancorp and William D. Moss (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2007)

10.23
Securities Purchase Agreement, effective August 11, 2011, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

10.24	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated July 7, 2005 by and between Two River Community Bank and William D. Moss, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.25	#
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

10.28	#
First Amendment to Employment Agreement, effective as of  July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.29	#
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

10.35	#
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with SEC on November 15, 2010)

10.36	#
Change in Control Agreement, effective as of April 20, 2011, by and between Community Partners Bancorp, Two River Community Bank and Robert C. Werner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with SEC on April 21, 2011)

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

#       Management contract or compensatory plan or arrangement.