Form 10-Q
period 2012-03-31
Community Partners Bancorp
filed 2012-05-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of May 4, 2012, there were 7,957,743 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$8,172	$7,597
Interest-bearing deposits in bank	37,534	30,425

Cash and cash equivalents	45,706	38,022

Securities available-for-sale	45,306	47,455
Securities held-to-maturity (fair value of $12,375 and $13,222 at March 31, 2012 and December 31, 2011, respectively)	12,216	13,105
Restricted investments, at cost	2,232	2,237
Loans	536,679	530,130
Allowance for loan losses	(7,026)	(7,310)
Net loans	529,653	522,820

Other real estate owned	7,281	7,765
Bank-owned life insurance	13,116	12,998
Premises and equipment, net	2,510	2,640
Accrued interest receivable	1,927	1,928
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,723 and $1,675 at March 31, 2012 and December 31, 2011, respectively	383	431
Other assets	6,458	7,044

TOTAL ASSETS	$684,897	$674,554

LIABILITIES
Deposits:
Non-interest bearing	$94,436	$88,209
Interest bearing	466,409	465,703

Total Deposits	560,845	553,912

Securities sold under agreements to repurchase	18,680	16,218
Accrued interest payable	61	107
Long-term debt	13,500	13,500
Other liabilities	3,528	3,683

Total Liabilities	596,614	587,420

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at March 31, 2012, and December 31, 2011, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; 7,955,416 and 7,942,218 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	71,279	71,179
Retained earnings	4,711	3,693
Accumulated other comprehensive income	293	262
Total Shareholders' Equity	88,283	87,134

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$684,897	$674,554

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
     (in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

INTEREST INCOME:
Loans, including fees	$7,307	$7,251
Securities:
Taxable	303	289
Tax-exempt	97	86
Federal funds sold and interest bearing deposits	21	19
Total Interest Income	7,728	7,645
INTEREST EXPENSE:
Deposits	1,086	1,174
Securities sold under agreements to repurchase	28	31
Borrowings	108	107
Total Interest Expense	1,222	1,312
Net Interest Income	6,506	6,333
PROVISION FOR LOAN LOSSES	350	525
Net Interest Income after Provision for Loan Losses	6,156	5,808
NON-INTEREST INCOME:
Service fees on deposit accounts	137	124
Other loan fees	186	109
Earnings from investment in life insurance	118	93
Net loss on sale of OREO properties	(28)	(5)
Other income	127	115
Total Non-Interest Income	540	436
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,700	2,621
Occupancy and equipment	779	833
Professional	195	187
Insurance	92	99
FDIC insurance and assessments	141	227
Advertising	60	50
Data processing	161	154
Outside services fees	127	96
Amortization of identifiable intangibles	48	58
OREO expenses, OREO impairment and loan workout expenses	181	129
Other operating	390	332
Total Non-Interest Expenses	4,874	4,786
Income before Income Taxes	1,822	1,458
INCOME TAX EXPENSE	667	535
Net Income	1,155	923
Preferred stock dividend and discount accretion	(137)	(143)
Net income available to common shareholders	$1,018	$780
EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10
Weighted average common shares outstanding:
Basic	7,956	7,854
Diluted	8,111	8,035

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
     (in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$1,155	$923
Other comprehensive income:
Unrealized holdings gains on securities available for sale, net of deferred income tax 2012: $24; 2011: $7	39	14
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of deferred income tax (benefit) 2012: $(6); 2011: $26	(8)	40

Other comprehensive income	31	54

Total comprehensive income	$1,186	$977

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(dollar amounts in thousands)

		Common Stock			Accumulated
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2012	$12,000	7,942,218	$71,179	$3,693	$262	$87,134

Comprehensive income:
Net income	-	-	-	1,155	-	1,155

Other comprehensive income	-	-	-	-	31	31

Total comprehensive income						$1,186

Dividends on preferred stock, Series C	-	-	-	(137)	-	(137)

Options exercised	-	14,975	49	-	-	49

Restricted stock awards - forfeiture	-	(4,133)	(8)	-	-	(8)

Tax-benefit-exercised non-qualified stock options	-	-	2	-	-	2

Employee stock purchase program	-	2,356	11	-	-	11

Stock option compensation expense	-	-	46	-	-	46

Balance, March 31, 2012	$12,000	7,955,416	$71,279	$4,711	$293	$88,283

Balance January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Comprehensive income:
Net income	-	-	-	923	-	923

Other comprehensive income	-	-	-	-	54	54

Total comprehensive income						$977

Dividends on preferred stock, Series A	-	-	-	(112)	-	(112)

Preferred stock, Series A discount accretion	31	-	-	(31)	-	-

Options exercised	-	12,864	43	-	-	43

Tax-benefit-exercised non-qualified stock options	-	-	5	-	-	5

Stock option compensation expense	-	-	39	-	-	39

Balance, March 31, 2011	$8,659	7,633,793	$70,154	$2,105	$222	$81,140

See notes to the unaudited consolidated financial statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$1,155	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	194
Provision for loan losses	350	525
Intangible amortization	48	58
Net amortization of securities premiums and discounts	66	35
Earnings from investment in life insurance	(118)	(93)
Net realized loss on sale of other real estate owned	28	5
Impairment on other real estate owned	90	-
Stock option and awards compensation expense	38	39
Decrease (increase) in assets:
Accrued interest receivable	1	(34)
Other assets	569	66
(Decrease) increase in liabilities:
Accrued interest payable	(46)	(7)
Other liabilities	(155)	73
Net cash provided by operating activities	2,191	1,784
Cash flows from investing activities:
Purchase of securities available-for-sale	-	(5,750)
Purchase of securities held-to-maturity	-	(938)
Proceeds from repayments, calls and maturities of securities available-for-sale	2,135	1,942
Proceeds from repayments, calls and maturities of securities held to maturity	885	3,422
Proceeds from restricted investments	5	-
Net increase in loans	(7,442)	(9,222)
Purchases of premises and equipment	(35)	(74)
Construction advances on other real estate owned	(66)	-
Proceeds from sale of other real estate owned	691	407
Net cash used in investing activities	(3,827)	(10,213)
Cash flows from financing activities:
Net increase in deposits	6,933	12,197
Net increase in securities sold under agreements to repurchase	2,462	2,618
Cash dividends paid on preferred stocks	(137)	(112)
Proceeds from employee stock purchase plan	11	-
Proceeds from exercise of stock options	49	43
Tax benefit of options exercised	2	5
Net cash provided by financing activities	9,320	14,751
Net increase in cash and cash equivalents	7,684	6,322
Cash and cash equivalents – beginning	38,022	34,443
Cash and cash equivalents - ending	$45,706	$40,765
Supplementary cash flow information:
Interest paid	$1,268	$1,319
Income taxes paid	$100	$200
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$259	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 30, 2012 (the “2011 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Certain amounts in the Consolidated Statements of Operations for the three months ended March 31, 2011 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three months ended March 31, 2012. These reclassifications had no effect on net income.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU 2011-04; This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this ASU did not have a material impact on our financial position or results of operation and resulted in expanded fair value disclosures.

ASU 2011-05; The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The adoption of this ASU did not have a material impact on our financial position or results of operation and resulted in the Consolidated Statements of Comprehensive Income.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

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

ASU 2011-12; In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The implementation of ASU 2011-12 is not expected to have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2011. Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

All 2011 share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record as of December 13, 2011.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except per share data)
Net income	$1,155	$923

Preferred stock dividend and discount accretion	(137)	(143)

Net income applicable to common shareholders	$1,018	$780

Weighted average common shares outstanding	7,956,061	7,854,098

Effect of dilutive securities, stock options and warrants	154,989	181,029

Weighted average common shares outstanding used to calculate diluted earnings per share	8,111,050	8,035,127

Basic earnings per common share	$0.13	$0.10
Diluted earnings per common share	$0.13	$0.10

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 330,000 for the three-month period ended March 31, 2012, as compared to 341,000 for the three-month period ended March 31, 2011, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

March 31, 2012:

Securities available for sale:
U.S. Government agency securities	$2,249	$6	$-	$-	$2,255
Municipal securities	1,260	36	-	-	1,296
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	20,154	580	-	(12)	20,722
Collateralized residential mortgage obligations	15,804	316	-	-	16,120
Corporate debt securities, primarily financial institutions	3,063	3	(197)	(305)	2,564

	42,530	941	(197)	(317)	42,957
Community Reinvestment Act (“CRA”)
mutual fund	2,290	59	-	-	2,349

	$44,820	$1,000	$(197)	$(317)	$45,306

Securities held to maturity:
Municipal securities	$10,406	$540	$-	$(3)	$10,943
Corporate debt securities, primarily financial institutions	1,810	-	-	(378)	1,432

	$12,216	$540	$-	$(381)	$12,375

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2011:

Securities available for sale:
U.S. Government agency securities	$2,250	$8	$-	$-	$2,258
Municipal securities	1,261	46	-	-	1,307
GSE – Residential mortgage-backed securities	21,317	581	-	(20)	21,878
Collateralized residential mortgage obligations	16,865	298	-	-	17,163
Corporate debt securities, primarily financial institutions	3,067	-	(183)	(356)	2,528

	44,760	933	(183)	(376)	45,134

CRA mutual fund	2,258	63	-	-	2,321

	$47,018	$996	$(183)	$(376)	$47,455

Securities held to maturity:
Municipal securities	$11,296	$613	$-	$(2)	$11,907
Corporate debt securities, primarily financial institutions	1,809	-	-	(494)	1,315

	$13,105	$613	$-	$(496)	$13,222

The amortized cost and fair value of the Company’s debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$1,505	$1,509	$3,008	$3,019
Due in one year through five years	1,292	1,246	1,132	1,203
Due in five years through ten years	1,673	1,687	4,037	4,287
Due after ten years	2,102	1,673	4,039	3,866

	6,572	6,115	12,216	12,375

GSE – Residential mortgage-backed securities	20,154	20,722	-	-
Collateralized residential mortgage obligations	15,804	16,120	-	-

	$42,530	$42,957	$12,216	$12,375

The Company had no securities sales during the three months ended March 31, 2012 and 2011, respectively.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $26,041,000 and $27,412,000 at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012:	(in thousands)

Municipal securities	$567	$(3)	$-	$-	$567	$(3)
GSE – Residential mortgage-backed securities	$3,229	$(12)	$-	$-	$3,229	$(12)
Corporate debt securities, primarily financial institutions	284	(3)	2,701	(877)	2,985	(880)

Total Temporarily
Impaired Securities	$4,080	$(18)	$2,701	$(877)	$6,781	$(895)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:	(in thousands)

Municipal securities	$969	$(2)	$-	$-	$969	$(2)
GSE – Residential mortgage-backed securities	3,490	(20)	-	-	3,490	(20)
Corporate debt securities, primarily financial institutions	1,252	(50)	2,591	(983)	3,843	(1,033)

Total Temporarily
Impaired Securities	$5,711	$(72)	$2,591	$(983)	$8,302	$(1,055)

The Company had 12 securities in an unrealized loss position at March 31, 2012. In management’s opinion, the unrealized losses in municipal securities and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from A2 to Baa3. These single issue securities are from large money center banks. Any decline in fair value is due in large part to changes in market credit spreads and rating agency downgrades. As of March 31, 2012, all of these securities are current with their scheduled interest payments and are expected to continue to perform in accordance with their respective contractual terms and conditions. As such, management concluded that these securities were not other-than-temporarily impaired as of March 31, 2012. There can be no assurance that future deterioration in the cash flow of these securities or the credit quality of the financial institutions could require the recognition of other-than-temporary impairment charges in the future.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $272,000 at March 31, 2012. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant unobservable input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 35 out of 42 banks that are performing at March 31, 2012. The deferrals and defaults as a percentage of original collateral at March 31, 2012 was 24.6%. Total other-than-temporary impairment on this security was $425,000 at March 31, 2012, of which $228,000 was determined to be a credit loss and charged to operations in previous years and $197,000 was determined to be non-credit related and recognized in the other comprehensive income component. There was no other-than-temporary impairment charges to earnings during the three months ended March 31, 2012 and 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three month period ended March 31, 2012 and 2011 (in thousands):

Beginning balance, January 1, 2011	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-

Ending balance, March 31, 2011	$228

Beginning balance, January 1, 2012	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-

Ending balance, March 31, 2012	$228

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2012 and December 31, 2011, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

In addition, Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The components of the loan portfolio at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)

Commercial and industrial	$132,822	$136,869
Real estate – construction	58,753	51,180
Real estate – commercial	275,041	270,688
Real estate – residential	20,034	19,201
Consumer	50,656	52,853

	537,306	530,791
Allowance for loan losses	(7,026)	(7,310)
Unearned fees	(627)	(661)

Net Loans	$529,653	$522,820

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2012			(In Thousands)

Commercial and industrial	$699	$1,200	$1,586	$3,485	$129,337	$132,822	$482
Real estate – construction	-	-	292	292	58,461	58,753	-
Real estate – commercial	5,990	836	145	6,971	268,070	275,041	-
Real estate – residential	-	-	846	846	19,188	20,034	-
Consumer	128	205	2,130	2,463	48,193	50,656	-

Total	$6,817	$2,241	$4,999	$14,057	$523,249	$537,306	$482

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2011			(In Thousands)

Commercial and industrial	$538	$1,776	$2,349	$4,663	$132,206	$136,869	$-
Real estate – construction	-	-	292	292	50,888	51,180	-
Real estate – commercial	5,499	-	145	5,644	265,044	270,688	-
Real estate – residential	-	998	263	1,261	17,940	19,201	-
Consumer	375	50	2,191	2,616	50,237	52,853	-

Total	$6,412	$2,824	$5,240	$14,476	$516,315	$530,791	$-

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In Thousands)

Commercial and industrial	$1,104	$2,349
Real estate – construction	292	292
Real estate – commercial	145	145
Real estate – residential	846	263
Consumer	2,130	2,191

Total	$4,517	$5,240

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

The Company’s troubled debt restructured modifications are made on short terms (12 month terms) in order to aggressively monitor and track performance. The short-term modifications performance is monitored for continued payment performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification programs is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	3	$2,011	$2,011
Real estate – construction	-	-	-
Real estate – commercial	1	196	196
Real estate – residential	-	-	-
Consumer	-	-	-

Total	4	$2,207	$2,207

Three months ended March 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

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

As a result of our impairment evaluation, there were $82,000 in reserves established against two loans that are current loans classified as troubled debt restructurings as of March 31, 2012. Our troubled debt restructured loans are generally agreed to a short-term payment plan. The extent of these plans is generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of March 31, 2012, were rate modifications. The Company will not extend maturities, recast legal documents and/or forgive any interest or principal.

As of March 31, 2012, loans modified in a troubled debt restructuring totaled $9.8 million, including $6.2 million that are current, $3.1 million that are 30-59 days past due and $478,000 that is 60-89 days past due. There were no loans 90 days or more past due.  All loans modified in a troubled debt restructuring as of March 31, 2012, were current at the time of the modifications.

The Company had no financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three month periods ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, there were no loans placed on non-accrual status that were troubled debt restructured loans.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the three months ended March 31, 2012 and at or for the year ended December 31, 2011:

	At or for the three months ended March 31, 2012
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$5,316	$5,316	$-	$5,346	$39
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,704	3,704	-	3,704	70
Real estate – residential	585	585	-	586	3
Consumer	575	575	-	575	3

With an allowance recorded:
Commercial and industrial	$2,479	$2,760	$226	$2,535	$28
Real estate – construction	292	292	90	292	-
Real estate – commercial	1,823	1,823	61	1,823	32
Real estate – residential	263	263	60	263	-
Consumer	1,781	1,938	440	1,884	-

Total:
Commercial and industrial	$7,795	$8,076	$226	$7,881	$67
Real estate – construction	292	292	90	292	-
Real estate – commercial	5,527	5,527	61	5,527	102
Real estate – residential	848	848	60	849	3
Consumer	2,356	2,513	440	2,459	3

	$16,818	$17,256	$877	$17,008	$175

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2011
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2011

With no related allowance recorded:
Commercial and industrial	$3,423	$3,423	$-	$3,436	$139
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,510	3,510	-	3,529	160
Real estate – residential	225	225	-	225	4
Consumer	251	251	-	251	8

With an allowance recorded:
Commercial and industrial	$2,914	$3,161	$928	$2,876	$55
Real estate – construction	292	292	63	414	20
Real estate – commercial	4,228	4,228	188	4,265	244
Real estate – residential	263	263	15	263	5
Consumer	1,938	1,938	254	1,938	-

Total:
Commercial and industrial	$6,337	$6,584	$928	$6,312	$194
Real estate – construction	292	292	63	414	20
Real estate – commercial	7,738	7,738	188	7,794	404
Real estate – residential	488	488	15	488	9
Consumer	2,189	2,189	254	2,189	8

	$17,044	$17,291	$1,448	$17,197	$635

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012	(In Thousands)

Commercial and industrial	$112,721	$6,678	$13,423	$-	$132,822
Real estate – construction	54,077	-	4,676	-	58,753
Real estate – commercial	257,827	3,982	13,232	-	275,041
Real estate – residential	19,188	-	846	-	20,034
Consumer	47,863	144	2,649	-	50,656

Total:	$491,676	$10,804	$34,826	$-	$537,306

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011	(In Thousands)

Commercial and industrial	$119,531	$4,683	$12,655	$-	$136,869
Real estate – construction	50,346	-	834	-	51,180
Real estate – commercial	255,877	4,300	10,511	-	270,688
Real estate – residential	18,938	-	263	-	19,201
Consumer	49,973	144	2,736	-	52,853

Total:	$494,665	$9,127	$26,999	$-	$530,791

The following tables present the balance in the allowance for loan losses at March 31, 2012 and December 31, 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
March 31, 2012			(In Thousands)

Commercial and industrial	$1,791	$226	$1,565	$132,822	$7,795	$125,027
Real estate – construction	1,524	90	1,434	58,753	292	58,461
Real estate – commercial	2,203	61	2,142	275,041	5,527	269,514
Real estate – residential	293	60	233	20,034	848	19,186
Consumer	1,111	440	671	50,656	2,356	48,300
Unallocated	104	-	104	-	-	-

Total:	$7,026	$877	$6,149	$537,306	$16,818	$520,488

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2011			(In Thousands)

Commercial and industrial	$2,448	$928	$1,520	$136,869	$6,337	$130,532
Real estate – construction	1,222	63	1,159	51,180	292	50,888
Real estate – commercial	2,412	188	2,224	270,688	7,738	262,950
Real estate – residential	256	15	241	19,201	488	18,713
Consumer	880	254	626	52,853	2,189	50,664
Unallocated	92	-	92	-	-	-

Total:	$7,310	$1,448	$5,862	$530,791	$17,044	$513,747

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2012 and 2011:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(629)	-	-	-	(26)	-	(655)
Recoveries	2	-	18	-	1	-	21
Provision	(30)	(209)	284	37	256	12	350

Ending balance, March 31, 2012	$1,791	$2,203	$1,524	$293	$1,111	$104	$7,026

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(235)	-	-	-	-	-	(235)
Recoveries	5	-	-	-	-	-	5
Provision	74	229	(32)	(17)	268	3	525

Ending balance, March 31, 2011	$1,925	$2,422	$863	$259	$1,061	$11	$6,541

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2012, the number of shares of Company common stock remaining and available for future issuance under the Plan is 290,612 after adjusting for subsequent stock dividends.

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

Stock based compensation expense related to the stock option grants, was approximately $39,000 and $30,000 during the three months ended March 31, 2012 and 2011, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $413,000 as of March 31, 2012 and will be recognized over the subsequent 3.0 years.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The following table presents information regarding the Company’s outstanding stock options at March 31, 2012:
	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	917,581	$6.82
Options exercised	(14,975)	3.30
Options forfeited	(2,676)	4.28
Options outstanding, March 31, 2012	899,930	$6.89	5.3 years	$1,050,473
Options exercisable, March 31, 2012	609,938	$8.15	4.0 years	$618,672
Option price range at March 31, 2012	$3.01 to $14.17

The total intrinsic value of options exercised during the three months ended March 31, 2012 was $22,000. Cash received from such exercises was $49,000. The total intrinsic value of options exercised during the three months ended March 31, 2011, was $19,000. Cash received from such exercises was $43,000. There was a $2,000 tax benefit recognized during the three months ended March 31, 2012 as compared to a tax benefit of $5,000 during the three month period ended March 31, 2011, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Total unrecognized compensation cost related to restricted stock options under the Plan was $30,000 as of March 31, 2012 and will be recognized over the subsequent 1.5 years. As of March 31, 2012, all restricted stock shares were unvested.

For the three month period ended March 31, 2012, the Company recorded a $1,000 credit for compensation expense related to the reversal of $8,000 of previously recorded compensation expense due to the forfeiture of restricted stock as compared to a $9,000 expense for the three month period ended March 31, 2011, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month period ended March 31, 2012 and 2011 related to the restricted stock compensation.

The following table summarizes information about restricted stock at March 31, 2012 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2011	22,042	$3.93
Forfeited	(4,133)	3.93
Unvested at March 31, 2012	17,909	$3.93

All 2011 share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record on December 13, 2011.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2012, the Company had $4,709,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at March 31, 2012 and December 31, 2011, respectively, as follows:

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

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at March 31, 2012 and December 31, 2011.

The Company has a remaining borrowing capacity with the FHLB of approximately $43,315,000 based on $56,815,000 loans pledged at March 31, 2012. There were no short-term borrowings from the FHLB at March 31, 2012. Advances from the FHLB are secured by qualifying assets of the Bank.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At March 31, 2012	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$2,255	$-	$2,255
Municipal securities	-	1,296	-	1,296
GSE: Residential mortgage-backed securities	-	20,722	-	20,722
Collateralized residential mortgage obligations	-	16,120	-	16,120
Corporate debt securities, primarily financial institutions	-	2,489	75	2,564
CRA mutual Fund	2,349	-	-	2,349

Total	$2,349	$42,882	$75	$45,306

At December 31, 2011

Securities available for sale:
U.S. Government agency securities	$-	$2,258	$-	$2,258
Municipal securities	-	1,307	-	1,307
GSE: Residential mortgage-backed securities	-	21,878	-	21,878
Collateralized residential mortgage obligations	-	17,163	-	17,163
Corporate debt securities, primarily financial institutions	-	2,439	89	2,528
CRA mutual Fund	2,321	-	-	2,321

Total	$2,321	$45,045	$89	$47,455

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2012	2011
	(in thousands)

Beginning balance, January 1,	$89	$29
Gains/(losses) for the period:
Included in other comprehensive income	(14)	66

Ending balance, March 31,	$75	$95

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2012
Impaired loans	$-	$-	$5,761	$5,761
Other real estate owned	-	-	7,281	7,281

At December 31, 2011
Impaired loans	$-	$-	$8,187	$8,187
Other real estate owned	-	-	7,765	7,765
Property held for sale	-	-	1,000	1,000

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1, 2 and 3 for the three months ended March 31, 2012.

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The discount range for appraisal and liquidation expenses is -2.5% to -10.0%. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO is -2.5% to -40.0%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2012, properties totaling $7,281,000 as compared to $7,765,000 at December 31, 2011, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

•	Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2012 and December 31, 2011, the Company determined that no active market existed for our pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours.  Due to the subordination of the security, discount margins contemplated in the valuation at March 31, 2012 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investment in Federal Home Loan Bank Stock, ACBB Stock and Solomon Hess SBA Loan Fund:

The carrying amount of restricted investment in Federal Home Loan Bank stock, Atlantic Central Bankers Bank stock and Solomon Hess SBA Loan Fund approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (carried at cost):

The fair values of loans, excluding collateral dependent impaired loans, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans, including liquidity. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The valuation of the loan portfolio reflects discounts that the Company believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Accrued Interest Receivable and Payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates their respective fair values.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2012 and December 31, 2011.

 The estimated fair values of the Company’s financial instruments at March 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$45,706	$45,706	$45,706	$-	$-
Securities available for sale	45,306	45,306	2,349	42,882	75
Securities held to maturity	12,216	12,375	-	12,375	-
Restricted stock	2,232	2,232	-	-	2,232
Loans receivable	529,653	530,104	-	-	530,104
Accrued interest receivable	1,927	1,927	1,927	-	-

Financial liabilities:
Deposits	560,845	562,949	452,501	110,448	-
Securities sold under agreements to repurchase	18,680	18,680	18,680	-	-
Long-term debt	13,500	14,940	-	14,940	-
Accrued interest payable	61	61	61	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
(in thousands)

Financial assets:
Cash and cash equivalents	$38,022	$38,022
Securities available for sale	47,455	47,455
Securities held to maturity	13,105	13,222
Restricted stock	2,237	2,237
Loans receivable	522,820	516,174
Accrued interest receivable	1,928	1,928

Financial liabilities:
Deposits	553,912	556,442
Securities sold under agreements to repurchase	16,218	16,218
Long-term debt	13,500	14,950
Accrued interest payable	107	107

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-

NOTE 11 – SHAREHOLDERS’ EQUITY

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

Dividend rates on the SBLF Preferred Shares will be determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares”), previously issued to the Treasury under the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”). The TARP Preferred Shares, issued under TARP CPP qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years.

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

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2012, the dividend rate was 5% and will be unchanged for the second and third quarters of 2012.

On August 1, 2011, the Company distributed a dividend of one right (a "Right") for each outstanding share of the Company's common stock, to shareholders of record at the close of business on August 1, 2011 (the “Record Date”).  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $25.00, subject to adjustment, (as so adjusted, the “Exercise Price”).  The Rights are designed to protect shareholders from abusive takeover tactics and attempts to acquire control of the Company at an inadequate price.  The Rights are not exercisable or transferable unless certain specified events occur.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2011 Form 10-K and in this Form 10-Q.

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

Note 1 to our audited consolidated financial statements included in the 2011 Form 10-K contains a summary of the Company’s significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Management is responsible for preparing and evaluating the ALLL on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the ALLL released by the Board of Governors of the Federal Reserve System on December 13, 2006 as well as GAAP. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. The majority of our loans are secured by real estate in New Jersey, primarily in Monmouth and Union counties. The Company has also expanded its lending efforts into Middlesex County. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

 Other Real Estate Owned (“OREO”). OREO includes real estate acquired through foreclosure. Real estate owned is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value.

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

Overview

The Company reported net income to common shareholders of $1.0 million for the three months ended March 31, 2012, compared to $780,000, for the same period in 2011, an increase of 30.5%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.13 for the quarter ended March 31, 2012 compared to $0.10 for the same period in 2011. Dividends related to the preferred stock, Series C reduced earnings for the first quarter of 2012 by $137,000, or $0.01 per fully diluted common share. Dividends and accretion related to the preferred stock, Series A reduced earnings for the first quarter of 2011 by $143,000, or $0.01 per fully diluted common share. The annualized return on average assets increased to 0.68% for the three months ended March 31, 2012 as compared to 0.57% for the same period in 2011. The annualized return on average shareholders’ equity increased to 5.26% for the three month period ended March 31, 2012 as compared to 4.57% for the three month period ended March 31, 2011. Tangible book value per common share rose to $7.26 at March 31, 2012 as compared to $6.84 at March 31, 2011, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $173,000, or 2.7%, for the quarter ended March 31, 2012 from the same period in 2011, primarily due to the increase of our average earning assets which totaled $624.3 million, an increase of $31.4 million, or 5.3%, from the quarter ended March 31, 2011. On a linked quarter basis, net interest income increased by $44,000, or 0.7%, from the fourth quarter of 2011. The Company reported a net interest margin of 4.19% for the quarter ended March 31, 2012, a decrease of 14 basis points when compared to the 4.33% reported for the quarter ended March 31, 2011 and an increase of 7 basis points when compared to the 4.12% for the quarter ended December 31, 2011. The decline in the year to year comparison was primarily due to lower interest rates on our interest earning assets. The increase in the quarter ended March 31, 2012 as compared to the quarter ended December 31, 2011 was primarily due to an improvement in the mix of our interest-bearing liabilities led by an increase in core checking deposits, as well as lower funding costs.

The provision for loan losses for the three months ended March 31, 2012 was $350,000, as compared to a provision for loan losses of $525,000 for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans. The $350,000 provision for the three months ended March 31, 2012 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The provision for the comparable 2011 period considered the same factors.

Non-interest income for the quarter ended March 31, 2012 totaled $540,000, an increase of $104,000, or 23.9%, compared to the same period in 2011. The increase was primarily due to the increase in fees generated by our residential mortgage department and higher bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011.

Non-interest expense for the quarter ended March 31, 2012 totaled $4.9 million, an increase of $88,000, or 1.8%, from the same period in 2011. The increase was primarily due to annual salary and benefit increases and an increase in OREO and impaired net loan expenses primarily as a result of a $90,000 write-down on an existing OREO property.

Total assets at March 31, 2012 were $684.9 million, up 1.5% from total assets of $674.6 million at December 31, 2011. Total loans at March 31, 2012 were $536.7 million, an increase of 1.3% compared to $530.1 million at December 31, 2011. Total deposits were $560.8 million at March 31, 2012, an increase of 1.2% from total deposits of $553.9 million at December 31, 2011. Core checking deposits at March 31, 2012 increased $4.2 million, or 2.8%, when compared to year-end 2011, resulting primarily from increased business and consumer activity, while savings accounts, inclusive of money market deposits, increased 2.8%. Conversely, higher cost time deposits decreased 4.7% over this same period.

At March 31, 2012, the Company’s allowance for loan losses was $7.0 million, compared with $7.3 million at December 31, 2011. The allowance for loan losses as a percentage of total loans at March 31, 2012 was 1.31%, compared with 1.38% at December 31, 2011. Non-performing assets at March 31, 2012, as a percentage of total assets were 1.79%, down from 1.93% at December 31, 2011. Non-performing assets decreased to $12.3 million at March 31, 2012 as compared to $13.0 million at December 31, 2011.

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

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) For the Three months ended March 31,
	2012	2011
Return on average assets	0.68%	0.57%
Return on average tangible assets (1)	0.70%	0.59%
Return on average shareholders' equity	5.26%	4.57%
Return on average tangible shareholders' equity (1)	6.67%	5.95%
Net interest margin	4.19%	4.33%
Average equity to average assets	12.89%	12.53%
Average tangible equity to average tangible assets (1)	10.46%	9.91%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	For the Three months ended March 31,
	2012	2011

Book value per common share	$9.58	$9.21
Effect of intangible assets	(2.32)	(2.37)
Tangible book value per common share	7.26	6.84

Return on average assets	0.68%	0.57%
Effect of intangible assets	0.02%	0.02%
Return on average tangible assets	0.70%	0.59%

Return on average equity	5.26%	4.57%
Effect of average intangible assets	1.41%	1.38%
Return on average tangible equity	6.67%	5.95%

Average equity to average assets	12.89%	12.53%
Effect of average intangible assets	(2.43%)	(2.62%)
Average tangible equity to average tangible assets	10.46%	9.91%

This Report contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “tangible book value per common share,” “return on average tangible assets,” “return on average tangible equity,” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

We anticipate that our earnings will remain challenged for the remainder of 2012 principally due to the sluggish economic conditions in the New Jersey commercial and real estate markets. In addition, should a further general decline in economic conditions in New Jersey continue, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Three months ended March 31, 2012 compared to March 31, 2011

Net Interest Income

Net interest income increased by $173,000, or 2.7%, to $6.5 million for the three months ended March 31, 2012 compared to $6.3 million for the corresponding period in 2011, primarily due to the increase in our average interest earning assets, which totaled $624.3 million at March 31, 2012, an increase of $31.4 million, or 5.3%, from $592.9 million at March 31, 2011. The net interest margin and net interest spread decreased to 4.19% and 4.00%, respectively, for the three months ended March 31, 2012 from 4.33% and 4.12%, respectively, for the three months ended March 31, 2011, due primarily to lower interest rates on our interest earning assets.

Total interest income for the three months ended March 31, 2012 increased by $83,000, or 1.1%. The increase in interest income was primarily due to a volume related increase in interest income of $334,000, partially offset by a rate related decrease in interest income of $251,000 for the first quarter of 2012 as compared to the same prior year period.

Interest and fees on loans increased $56,000, or 0.8%, to $7.3 million for the three months ended March 31, 2012 compared to $7.3 million for the corresponding period in 2011. Volume related increases equaled $214,000, partially offset by an interest rate-related decrease of $158,000. The average balance of the loan portfolio for the three months ended March 31, 2012 increased by $15.1 million, or 2.9%, to $530.2 million from $515.1 million for the corresponding period in 2011. The average annualized yield on the loan portfolio was 5.54% for the quarter ended March 31, 2012 compared to 5.71% for the quarter ended March 31, 2011. Additionally, the average balance of non-accrual loans, which amounted to $5.6 million and $6.2 million at March 31, 2012 and 2011, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $21,000 for the three months ended March 31, 2012, representing an increase of $2,000, or 10.5%, from $19,000 for the three months ended March 31, 2011.  For the three months ended March 31, 2012, the Bank held no Federal funds sold, as compared to $7.0 million with an average annualized yield of 0.23% for the three months ended March 31, 2011. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the three months ended March 31, 2012, interest bearing deposits had an average balance of $33.0 million and an average annualized yield of 0.25% as compared to an average balance of $24.0 million and an average annualized yield of 0.25% for the same period in 2011. This average balance increase was primarily due to an increase in deposit growth.

Interest income on investment securities totaled $400,000 for the three months ended March 31, 2012 compared to $375,000 for the three months ended March 31, 2011, an increase of $25,000, or 6.7%. The increase in interest income on investment securities was primarily attributable to new purchases which replaced maturities, calls, principal paydowns and sales of existing securities as well as reinvesting a portion of our cash liquidity position. For the three months ended March 31, 2012, investment securities had an average balance of $61.2 million with an average annualized yield of 2.62% compared to an average balance of $46.8 million with an average annualized yield of 3.20% for the three months ended March 31, 2011. This decline in yield is the result of the lower rate environment.

Interest expense on interest-bearing liabilities amounted to $1.2 million for the three months ended March 31, 2012 compared to $1.3 million for the corresponding period in 2011, a decrease of $90,000, or 6.9%. This decrease in interest expense was comprised of a $138,000 rate-related decrease primarily resulting from lower deposit rates, partially offset by $48,000 in volume-related increases.

During 2011 and into 2012, management continued to focus on developing core deposit relationships at the Bank. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $500.5 million for the three months ended March 31, 2012 from $477.6 million for the same period last year, an increase of $22.9 million, or 4.8%. Our average NOW accounts increased $9.5 million from $52.3 million with an average annualized yield of 0.45% during the first quarter of 2011, to $61.8 million with an average annualized yield of 0.41% during the first quarter of 2012. Our average savings deposits increased by $17.4 million over this same period while the average annualized yield declined by 13 basis points. Additionally, average certificates of deposit increased by $825,000, or 0.7%, to $111.5 million with an average annualized yield of 1.85% for the first quarter of 2012 from $110.7 million with an average annualized yield of 1.91% for the same period in 2011. These average balance increases were partially offset by a decrease in our money market deposits of $8.0 million over this same period while the average annualized yield declined by 21 basis points. During the first quarter of 2012, our average demand deposits totaled $89.1 million, an increase of $7.6 million, or 9.3%, over the same period last year. For the three months ended March 31, 2012, the average annualized cost for all interest-bearing liabilities was 0.98%, compared to 1.11% for the three months ended March 31, 2011, a decrease of 13 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2012 were $18.4 million, with an average interest rate of 0.61%, compared to $15.2 million, with an average interest rate of 0.82%, for the first quarter of 2011.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2012 and 2011 remained unchanged at $13.5 million, with an average interest rate of 3.22% and 3.21%, respectively.

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

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$32,984	$21	0.25%	$24,004	$15	0.25%
Federal funds sold	-	-	0.00%	7,000	4	0.23%
Investment securities	61,161	400	2.62%	46,829	375	3.20%
Loans, net of unearned fees (1) (2)	530,163	7,307	5.54%	515,080	7,251	5.71%

Total Interest Earning Assets	624,308	7,728	4.98%	592,913	7,645	5.23%

Non-Interest Earning Assets:
Allowance for loan losses	(7,238)			(6,263)
All other assets	64,154			58,017

Total Assets	$681,224			$644,667

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$61,837	63	0.41%	$52,289	58	0.45%
Savings deposits	211,237	414	0.79%	193,806	442	0.92%
Money market deposits	84,054	96	0.46%	92,074	153	0.67%
Time deposits	111,526	513	1.85%	110,701	521	1.91%
Repurchase agreements	18,370	28	0.61%	15,249	31	0.82%
FHLB-term borrowings	13,500	108	3.22%	13,500	107	3.21%

Total Interest Bearing Liabilities	500,524	1,222	0.98%	477,619	1,312	1.11%

Non-Interest Bearing Liabilities:
Demand deposits	89,146			81,530
Other liabilities	3,746			4,753

Total Non-Interest Bearing Liabilities	92,892			86,283

Shareholders' Equity	87,808			80,765

Total Liabilities and Shareholders' Equity	$681,224			$644,667

NET INTEREST INCOME		$6,506			$6,333

NET INTEREST SPREAD (3)			4.00%			4.12%

NET INTEREST MARGIN(4)			4.19%			4.33%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2012
	Compared to Three Months Ended
	March 31, 2011

	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$6	$-	$6
Federal funds sold	-	(4)	(4)
Investment securities	114	(89)	25
Loans	214	(158)	56

Total Interest Income	334	(251)	83

Interest Paid On:
NOW deposits	11	(6)	5
Savings deposits	40	(68)	(28)
Money market deposits	(13)	(44)	(57)
Time deposits	4	(12)	(8)
Repurchase agreements	6	(9)	(3)
Long-term debt	-	1	1

Total Interest Expense	48	(138)	(90)

Net Interest Income	$286	$(113)	$173

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2012 decreased to $350,000, as compared to a provision for loan losses of $525,000 for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans partially offset by loan growth. The $350,000 provision for three months ended March 31, 2012 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2011 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.0 million, or 1.31% of total loans at March 31, 2012, as compared to $7.3 million, or 1.38% at December 31, 2011. The decrease of $284,000 in the allowance for loan losses is primarily due to loan charge-offs and partial write-downs of $655,000, partially offset by recoveries of $21,000 and the additional provision of $350,000 recorded during the first quarter of 2012.

In management’s opinion, the allowance for loan losses, totaling $7.0 million at March 31, 2012, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate continued loan volume during 2012 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2012, non-interest income amounted to $540,000 compared to $436,000 for the corresponding period in 2011. The increase of $104,000 was primarily due to an increase of $77,000 in origination fees resulting from higher loan volume in our residential mortgage department, a $25,000 increase in bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011, a $13,000 increase in service fees on deposit accounts and a $15,000 increase in debit card fees. These increases were partially offset by a $28,000 loss recorded from the sale of two OREO properties during the three months ended March 31, 2012 as compared to the $5,000 loss recorded on the sale of one OREO property during the three months ended March 31, 2011.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2012 increased $88,000, or 1.8%, to $4.9 million compared to $4.8 million for the three months ended March 31, 2011. This increase was primarily due to an increase of $79,000 in salaries and benefits resulting primarily from annual increases, a $31,000 increase in outside service fees and a $52,000 increase in OREO and impaired net loan expense primarily as a result of the $90,000 write-down on an existing OREO property. These increases were partially offset by a decrease in FDIC insurance and assessments of $86,000, or 37.9%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Occupancy and equipment expenses declined by $54,000, or 6.5%, primarily due to lower depreciation on capitalized expenditures. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $48,000 for the first quarter of 2012 compared to $58,000 for the corresponding period in 2011.

Income Taxes

The Company recorded income tax expense of $667,000 for the three months ended March 31, 2012 compared to $535,000 for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 and 2011 was 36.6% and 36.7%, respectively.

FINANCIAL CONDITION

Assets

At March 31, 2012, our total assets were $684.9 million, an increase of $10.3 million, or 1.5%, over total assets of $674.6 million at December 31, 2011. At March 31, 2012, our total loans were $536.7 million, an increase of $6.6 million, or 1.2%, from the $530.1 million reported at December 31, 2011. Investment securities were $59.8 million at March 31, 2012 as compared to $62.8 million at December 31, 2011, a decrease of $3.0 million, or 4.8%. At March 31, 2012, cash and cash equivalents totaled $45.7 million compared to $38.0 million at December 31, 2011, an increase of $7.7 million, or 20.2%, as our liquidity position continues to remain strong at March 31, 2012. Goodwill totaled $18.1 million at both March 31, 2012 and December 31, 2011.

Liabilities

Total deposits increased $6.9 million, or 1.2%, to $560.8 million at March 31, 2012, from $553.9 million at December 31, 2011. Deposits are the Company’s primary source of funds. The deposit increase during the three month period ending March 31, 2012 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during 2012 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $59.8 million at March 31, 2012 compared to $62.8 million at December 31, 2011, a decrease of $3.0 million, or 4.8%. During the three months ended March 31, 2012, there were no investment securities purchases, while repayments, calls and maturities amounted to $3.0 million. There were no sales of securities available for sale during the three months ended March 31, 2012 and 2011.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2012, the Company maintained $20.7 million of GSE mortgage-backed securities in the investment portfolio and $16.1 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.1 million and a fair value of $2.2 million at March 31, 2012. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 35 out of 42 banks that are performing at March 31, 2012. The deferrals and defaults as a percentage of original collateral at March 31, 2012 was 24.6%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $425,000 at March 31, 2012, of which $228,000 was determined to be a credit loss and charged to operations in previous years and $197,000 was determined to be non-credit related and included in the other comprehensive income component. There was no other-than-temporary charges to earnings recorded during the three month period ended March 31, 2012 and 2011.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2012, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $272,000 at March 31, 2012, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2012 and December 31, 2011.

	March 31,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$132,822	24.8%	$136,869	25.8%
Real estate – construction	58,753	11.0%	51,180	9.6%
Real estate – commercial	275,041	51.2%	270,688	51.1%
Real estate – residential	20,034	3.7%	19,201	3.6%
Consumer	50,656	9.4%	52,853	10.0%
Unearned fees	(627)	(0.1%)	(661)	(0.1%)
Total loans	$536,679	100.0%	$530,130	100.0%

For the three months ended March 31, 2012, total loans increased by $6.6 million, or 1.2%, to a new high of $536.7 million from $530.1 million at December 31, 2011. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. However, we anticipate continued increased loan volume to be a major challenge during 2012, as we continue to target credit worthy customers. Adverse credit conditions have created a difficult environment for both borrowers and lenders. The low rate environment has created a higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts.

Real estate commercial loans increased $4.3 million, or 1.6%, to $275.0 million at March 31, 2012 from $270.7 million at December 31, 2011. Real estate construction loans increased by $7.6 million, or 14.8%, to $58.8 million at March 31, 2012 from $51.2 million at December 31, 2011. This increase is primarily due to increased draws on existing commercial real estate construction loans as well as construction loans, which require initial draws on projects. Real estate residential increased by $833,000, or 4.3%, to $20.0 million at March 31, 2012 from $19.2 million at December 31, 2011. These increases were partially offset by decreases in commercial and industrial loans, which decreased $4.1 million, or 3.0%, to $132.8 million at March 31, 2012 from $136.9 million at December 31, 2011, and consumer loans which decreased $2.2 million, or 4.2%, to $50.7 million at March 31, 2012 from $52.9 million at December 31, 2011.

Other Real Estate Owned (“OREO”)

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2012, the Bank had $7.3 million in other real estate owned as compared to $7.8 million in other real estate owned at December 31, 2011.

The decrease of $484,000 is primarily due to the sale of two OREO properties with a carrying value of $719,000, for which the Company recorded a loss of $28,000. Additionally, the Company recorded a $90,000 impairment on an existing OREO property, primarily due to a decrease in collateral values which was supported by current appraisals. These decreases were partially offset by the addition of one OREO property totaling $259,000 as well as $66,000 of capitalized construction costs. Our OREO balance at March 31, 2012 includes our single largest OREO asset in the amount of $3.5 million, a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $1.2 million multi-unit apartment complex located in Union County. The remaining $2.6 million is comprised principally of real estate construction and residential real estate properties obtained through sheriff sales or Deeds-in-Lieu.

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

We continue to note positive signs in asset quality trends as the number of troubled loans continued to decrease over the course of 2011 and through the first quarter of 2012. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s efforts in identifying troubled credits early enough to correct problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

At March 31, 2012, commercial and industrial loans accounted for 24.8% of total loans, real estate - construction loans accounted for 11.0% of total loans and real estate - commercial loans accounted for 51.2% of total loans. Real estate - residential accounted for 3.7% of total loans and consumer loans accounted for 9.4% of total loans. These percentages are well below our policy limits.

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

Non-Performing Assets

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. During 2011, the Bank adopted Financial Accounting Standards Board (“FASB”) – Receivables (Topic 310) guidance on determination of whether a restructuring is a troubled debt restructuring (“TDR”). The guidance was applicable to restructurings on or after January 1, 2011. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDR’s are included in non-performing loans.

At March 31, 2012 and December 31, 2011, the Company had $4.5 million and $5.2 in non-accrual loans, respectively. All of the non-performing loans are secured by real estate. At March 31, 2012, there was one loan totaling $482,000 past due 90 days or more and still accruing, as this loan is well secured and is in the process of collection. At December 31, 2011, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	March 31, 2012	December 31, 2011

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$1,104	$2,349
Real estate-construction	292	292
Real estate-commercial	145	145
Real estate – residential	846	263
Consumer	2,130	2,191

Total Non-Accrual Loans	4,517	5,240

Loans 90 days or more past due and still accruing	482	-

Total Non-Performing Loans	4,999	5,240

Other Real Estate Owned	7,281	7,765

Total Non-Performing Assets	$12,280	$13,005

Ratios:

Non-Performing loans to total loans	0.93%	0.99%

Non-Performing assets to total assets	1.79%	1.93%

Troubled Debt Restructured Loans	$9,781	$7,579

Total non-performing loans decreased by $241,000 from March 31, 2012 from December 31, 2012. Twelve loans comprise the $5.0 million of non-performing loans at March 31, 2012 compared to twelve loans which comprised the $5.2 million at December 31, 2011. At March 31, 2012, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2012, non-performing commercial and industrial loans decreased by $1.2 million from December 31, 2011, due to the settlement payoff of one loan totaling $517,000 wherein the Company received full principal including fees. A full charge-off of one loan totaling $113,000 and a partial charge-off on one loan totaling $280,000, both of which were previously reserved for, and the transfer of one loan to OREO totaling $335,000. This property was subsequently sold in the second quarter, in which the Company recorded a gain of $7,000.

At March 31, 2012, non-performing real estate construction loans totaling $292,000 was unchanged from December 31, 2011. The loan is expected to be taken into OREO via Deed-in-Lieu during the second quarter and subsequently sold.

At March 31, 2012, non-performing real-estate commercial loans totaling $145,000 was unchanged from December 31, 2011.

At March 31, 2012, non-performing real estate residential loans increased by $583,000 from December 31, 2011, due to the addition of two residential loans.

At March 31, 2012, non-performing consumer loans decreased by $61,000 from December 31, 2011, due to the partial charge-off of $158,000 on one loan, which was previously reserved for and the pay-off including fees, of two loans totaling $253,000. These decreases were partially offset by the addition of one loan totaling $350,000 during the three month period ending March 31, 2012.

At March 31, 2012, the Company had one commercial and industrial loan totaling $482,000 that was 90 days or more past due and still accruing as it is well secured and is in the process of collection.

At March 31, 2012, OREO balance was at $7.3 million as compared to $7.8 million at December 31, 2011. Our single largest OREO asset in the amount of $3.5 million, which was a commercial construction loan taken into OREO as a result of Deeds-in-Lieu. Our second largest OREO is related to a $1.2 million commercial time note, a multi-unit apartment complex. The remaining $2.6 million is comprised principally of real estate construction and residential real estate properties obtained in partial or total satisfaction of loan obligations. Subsequent to March 31, 2012, there has been approximately $3.7 million in OREO sales that have either occurred or are scheduled to close during the second quarter.

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

As of March 31, 2012, loans modified in a troubled debt restructuring totaled $9.8 million, including $6.2 million that are current, $3.1 million that are 30-59 days past due and $478,000 that are 60-89 days past due. There were no loans 90 days or more past due.  All loans modified in a troubled debt restructuring as of March 31, 2012, were current at the time of the modifications.

Potential Problem Loans

The Company’s commitment to asset quality continues to follow our strategic imperatives. Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans that continue to accrue interest. As of the three months ended March 31, 2012, the Company had $45.6 million in loans that were risk rated as special mention or substandard. This is an increase of approximately $9.5 million from year ended December 31, 2011, which totaled $36.1 million. The change in risk rated loans was attributable to certain loan which were downgraded due to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrower. All loans which were downgraded during the three month period ended March 31, 2012, are currently performing and management believes that the continued success in aggressively monitoring the issues surrounding these loans can be cured. It is believed that the remediation of a majority of these loans represented in the increase may warrant a risk rating upgrade within the near future.

At March 31, 2012, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011.
	March 31,		December 31,
	2012	2011	2011
	(in thousands, except percentages)

Balance at beginning of year	$7,310	$6,246	$6,246
Provision charged to expense	350	525	2,205
Loans charged off, net	(634)	(230)	(1,141)
Balance of allowance at end of period	$7,026	$6,541	$7,310

Ratio of net charge-offs to average loans outstanding (annualized)	0.48%	0.18%	0.22%
Balance of allowance as a percent of loans at period-end	1.31%	1.25%	1.38%
Ratio of allowance at period-end to non-performing loans	140.55%	105.19%	139.50%

At March 31, 2012, the Company’s allowance for loan losses was $7.0 million, compared with $7.3 million at December 31, 2011. Loss allowance as a percentage of total loans at March 31, 2012 was 1.31%, compared with 1.38% at December 31, 2011. The Company had total provisions to the allowance for loan losses for the three month period ended March 31, 2012 in the amount of $350,000 as compared to $525,000 for the comparable period in 2011. There was $634,000 in net charge-offs for the three months ended March 31, 2012, compared to $230,000 for the same period in 2011. During the three months period ended March 31, 2012, the Company recorded gross charge-offs of $655,000, which represents four commercial and industrial loans totaling $472,000 and two consumer loans totaling $183,000. All loans which the Company charged-off or had a direct write-down had been previously identified and specific reserves were applied. Non-performing loans at March 31, 2012 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

While there are some signs of economic stability in our market areas, the economy continues to remain sluggish, and as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the weak housing market and prolonged high levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation methods and assumptions on a regular basis.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses inherent in the loan portfolio. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review consultants, directors’ loan committee, and board of directors.  The level of the allowance is determined by assigning specific allowances to impaired loans and general allowances on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral or collateral dependent loans and cash flow on cash flow dependent loans. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009, 2010 and 2011, the Company purchased an additional $3.5 million, $1.0 million and $3.5 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $54,000 and $23,000 for the three months ended March 31, 2012 and 2011. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $118,000 and $93,000 for the three months ended March 31, 2012 and 2011, respectively.

Premises and Equipment

Premises and equipment totaled approximately $2.5 million and $2.6 million at March 31, 2012 and December 31, 2011, respectively. The Company purchased premises and equipment amounting to $35,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $165,000 and $194,000 for the three months ended March 31, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.5 million at March 31, 2012 and December 31, 2011. The Company’s intangible assets at March 31, 2012 were comprised of $18.1 million of goodwill and $383,000 of core deposit intangibles, net of accumulated amortization of $1.7 million. The Company performed its annual goodwill impairment analysis as of September 30, 2011. Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2011, the Company’s intangible assets were comprised of $18.1 million of goodwill and $431,000 of core deposit intangibles, net of accumulated amortization of $1.7 million.

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

At March 31, 2012, total deposits amounted to $560.8 million, reflecting an increase of $6.9 million, or 1.3%, from December 31, 2011. Core checking deposits increased $4.2 million, or 2.8%, savings accounts, inclusive of money market deposits, increased $8.1 million, or 2.8%, and time deposits decreased $5.4 million, or 4.7%, during the three month period ended March 31, 2012. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at March 31, 2012 accounted for 91.1% of total deposits, unchanged from December 31, 2011. The balance in our certificates of deposit (“CD’s”) over $100,000 at March 31, 2012 totaled $50.0 million as compared to $52.8 million at December 31, 2011. During the first quarter of 2011, the Company placed $5.0 million in brokered CD’s. The term on these CD’s ranged from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. During the first quarter of 2012, $3.5 million in brokered CD’s were called and $2.7 million of new brokered CD’s were placed at substantially lower rates for similar terms. At March 31, 2012, the Company has $4.2 million in brokered CD’s, with rates ranging from 1.15% to 1.90% with terms ranging from 41 to 58 months. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. There were no outstanding borrowings under these lines at March 31, 2012 and December 31, 2011.  The Bank also has a remaining borrowing capacity with the FHLB of approximately $43.3 million based on the current loan collateral pledged of $56.8 million at March 31, 2012. At March 31, 2012 and December 31, 2011, the Bank had no short-term borrowings outstanding under this line.

Long-term debt consisted of the following FHLB fixed rate advances at March 31, 2012 and at December 31, 2011:

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $18.7 million at March 31, 2012 from $16.2 million at December 31, 2011, an increase of $2.5 million, or 15.4%.

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

At March 31, 2012, the Company had $45.7 million in cash and cash equivalents as compared to $38.0 million at December 31, 2011. Cash and cash equivalent balances consisted of no Federal funds sold at March 31, 2012 and December 31, 2011, and $37.5 million and $30.4 million at the Federal Reserve Bank of New York at March 31, 2012 and December 31, 2011, respectively. It was determined by management during 2010 to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averages approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provide the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(dollars in thousands)

Home equity lines of credit	$27,980	$27,524
Commitments to fund commercial real estate and construction loans	64,563	72,409
Commitments to fund commercial and industrial loans	55,479	56,272
Commercial and financial letters of credit	4,709	5,066
	$152,731	$161,271

Capital

Shareholders’ equity increased by approximately $1.2 million, or 1.3%, to $88.3 million at March 31, 2012 compared to $87.1 million at December 31, 2011. Net income for the three month period ended March 31, 2012 added $1.2 million to shareholders’ equity. Stock option compensation expense of $38,000, options exercised of $49,000 and net unrealized gains on securities available for sale, net of tax, of $31,000, all contributed to the increase. These increases were partially offset by decreases of $137,000 relating to the dividends on the preferred stock Series C.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at March 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2012, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories

The capital ratios of the Company and the Bank, at March 31, 2012 and December 31, 2011, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2012

Community Partners	10.49%	10.39%	12.09%	12.01%	13.31%	13.26%
Two River	10.48%	10.38%	12.08%	12.00%	13.30%	13.25%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.

10.1	*	Supplemental Executive Retirement Agreement, effective January 1, 2012, between Two River Community Bank and A. Richard Abrahamian

10.2	*	Supplemental Executive Retirement Agreement, effective January 1, 2012, between Two River Community Bank and Robert C. Werner

10.3	*	Third Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated and effective as of January 19, 2012 by and between Two River Community Bank and William D. Moss

10.4	*	First Amendment to the Change in Control Agreement, effective as of January 19, 2012, by and between Community Partners Bancorp, Two River Community Bank and A. Richard Abrahamian

10.5	*	First Amendment to the Change in Control Agreement, effective as of January 19, 2012, by and between Community Partners Bancorp, Two River Community Bank and Robert C. Werner

10.6	*	Second Amendment to the Change in Control Agreement, effective as of January 19, 2012, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

COMMUNITY PARTNERS BANCORP

Date: May 15, 2012	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)