Form 10-Q
period 2012-06-30
Community Partners Bancorp
filed 2012-08-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of August 3, 2012, there were 7,965,198 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$11,037	$7,597
Interest-bearing deposits in bank	29,641	30,425

Cash and cash equivalents	40,678	38,022

Securities available-for-sale	49,899	47,455
Securities held-to-maturity (fair value of $15,527 and $13,222 at June 30, 2012 and December 31, 2011, respectively)	15,335	13,105
Restricted investments, at cost	3,040	2,237
Loans	548,956	530,130
Allowance for loan losses	(7,258)	(7,310)
Net loans	541,698	522,820

Other real estate owned	3,593	7,765
Bank-owned life insurance	13,232	12,998
Premises and equipment, net	2,509	2,640
Accrued interest receivable	1,938	1,928
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,761 and $1,675 at June 30, 2012 and December 31, 2011, respectively	345	431
Other assets	7,414	7,044

TOTAL ASSETS	$697,790	$674,554

LIABILITIES
Deposits:
Non-interest bearing	$95,776	$88,209
Interest bearing	476,124	465,703

Total Deposits	571,900	553,912

Securities sold under agreements to repurchase	18,933	16,218
Accrued interest payable	68	107
Long-term debt	13,500	13,500
Other liabilities	3,924	3,683

Total Liabilities	608,325	587,420

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at June 30, 2012, and December 31, 2011, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; 7,963,313 and 7,942,218 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	71,364	71,179
Retained earnings	5,747	3,693
Accumulated other comprehensive income	354	262
Total Shareholders' Equity	89,465	87,134

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$697,790	$674,554

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
     (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$7,204	$7,424	$14,511	$14,675
Securities:
Taxable	286	301	589	590
Tax-exempt	98	91	195	177
Federal funds sold and interest bearing deposits	21	27	42	46
Total Interest Income	7,609	7,843	15,337	15,488
INTEREST EXPENSE:
Deposits	1,022	1,208	2,108	2,382
Securities sold under agreements to repurchase	27	32	55	63
Borrowings	108	108	216	215
Total Interest Expense	1,157	1,348	2,379	2,660
Net Interest Income	6,452	6,495	12,958	12,828
PROVISION FOR LOAN LOSSES	270	600	620	1,125
Net Interest Income after Provision for Loan Losses	6,182	5,895	12,338	11,703
NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(53)	-	(53)	-
Less: Portion included in other comprehensive income (pre tax)	5	-	5	-
Net other-than-temporary impairment charges to earnings	(48)	-	(48)	-
Service fees on deposit accounts	153	144	290	268
Other loan fees	193	115	379	224
Earnings from investment in life insurance	116	93	234	186
Net gain on sale of SBA loans	187	81	187	81
Other income	159	130	286	245
Total Non-Interest Income	760	563	1,328	1,004
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,701	2,702	5,401	5,323
Occupancy and equipment	758	789	1,537	1,622
Professional	153	220	348	407
Insurance	84	100	176	199
FDIC insurance and assessments	131	163	272	390
Advertising	75	60	135	110
Data processing	173	163	334	317
Outside services fees	122	100	249	196
Amortization of identifiable intangibles	38	48	86	106
OREO expenses, OREO impairments and sales, net	410	(84)	585	7
Loan workout expenses	57	37	91	80
Other operating	361	449	751	781
Total Non-Interest Expenses	5,063	4,747	9,965	9,538
Income before Income Taxes	1,879	1,711	3,701	3,169
INCOME TAX EXPENSE	693	633	1,360	1,168
Net Income	1,186	1,078	2,341	2,001
Preferred stock dividend and discount accretion	(150)	(143)	(287)	(286)
Net income available to common shareholders	$1,036	$935	$2,054	$1,715
EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.12	$0.26	$0.22
Diluted	$0.13	$0.12	$0.25	$0.21
Weighted average common shares outstanding:
Basic	7,942	7,882	7,932	7,859
Diluted	8,143	8,038	8,119	8,021

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
     (in thousands)

	Three Months Ended June 30,
	2012	2011

Net income	$1,186	$1,078
Other comprehensive income:
Unrealized holdings gains on securities available for sale, net of deferred income tax 2012: $42; 2011: $135	64	215
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of deferred income tax benefit 2012: $21; 2011: $0	(32)	-
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net deferred income tax 2012: $19; 2011: $0	29	-

Other comprehensive income	61	215

Total comprehensive income	$1,247	$1,293

	Six Months Ended June 30,
	2012	2011

Net income	$2,341	$2,001
Other comprehensive income:
Unrealized holdings gains on securities available for sale, net of deferred income tax 2012: $63; 2011: $168	95	269
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of deferred income tax benefit 2012: $21; 2011: $0	(32)	-
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net deferred income tax 2012 : $19; 2011: $0	29	-

Other comprehensive income	92	269

Total comprehensive income	$2,433	$2,270

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
(dollar amounts in thousands)

		Common Stock			Accumulated
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2012	$12,000	7,942,218	$71,179	$3,693	$262	$87,134

Comprehensive income:
Net income	-	-	-	2,341	-	2,341

Other comprehensive income	-	-	-	-	92	92

Total comprehensive income						$2,433

Dividends on preferred stock, Series C	-	-	-	(287)	-	(287)

Options exercised	-	20,545	68	-	-	68

Restricted stock awards - forfeiture	-	(4,133)	(8)	-	-	(8)

Tax-benefit-exercised non-qualified stock options	-	-	9	-	-	9

Employee stock purchase program	-	4,683	24	-	-	24

Stock option compensation expense	-	-	92	-	-	92

Balance, June 30, 2012	$12,000	7,963,313	$71,364	$5,747	$354	$89,465

Balance January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Comprehensive income:
Net income	-	-	-	2,001	-	2,001

Other comprehensive income	-	-	-	-	269	269

Total comprehensive income						$2,270

Dividends on preferred stock, Series A	-	-	-	(225)	-	(225)

Preferred stock, Series A discount accretion	61	-	-	(61)	-	-

Options exercised	-	42,046	136	-	-	136

Tax-benefit-exercised non-qualified stock options	-	-	13	-	-	13

Employee stock purchase program	-	851	4	-	-	4

Stock option compensation expense	-	-	76	-	-	76

Balance, June 30, 2011	$8,689	7,663,826	$70,296	$3,040	$437	$82,462

See notes to the unaudited consolidated financial statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$2,341	$2,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	381
Provision for loan losses	620	1,125
Intangible amortization	86	106
Net amortization of securities premiums and discounts	130	72
Earnings from investment in life insurance	(234)	(186)
Net realized loss (gain) on sale of other real estate owned	130	(300)
Other-than-temporary impairment on securities available-for-sale	48	-
Impairment on property held for sale	-	75
Impairment on other real estate owned	360	100
Stock option and awards compensation expense	84	76
Gain from sale of SBA loans	(187)	(81)
(Increase) decrease in assets:
Accrued interest receivable	(10)	77
Other assets	(428)	(386)
(Decrease) increase in liabilities:
Accrued interest payable	(39)	12
Other liabilities	241	(283)
Net cash provided by operating activities	3,472	2,789
Cash flows from investing activities:
Purchase of securities available-for-sale	(5,778)	(12,376)
Purchase of securities held-to-maturity	(3,169)	(2,651)
Proceeds from repayments, calls and maturities of securities available-for-sale	3,315	8,206
Proceeds from repayments, calls and maturities of securities held to maturity	930	3,422
Proceeds from sale of SBA loans	1,987	1,603
Purchase of restricted investments	(803)	(60)
Net increase in loans	(21,823)	(10,103)
Purchases of premises and equipment	(199)	(141)
Improvements on other real estate owned	(66)	(352)
Proceeds from sale of other real estate owned	4,273	1,607
Net cash used in investing activities	(21,333)	(10,845)
Cash flows from financing activities:
Net increase in deposits	17,988	36,481
Net increase in securities sold under agreements to repurchase	2,715	1,516
Cash dividends paid on preferred stocks	(287)	(225)
Proceeds from employee stock purchase plan	24	4
Proceeds from exercise of stock options	68	136
Tax benefit of options exercised	9	13
Net cash provided by financing activities	20,517	37,925
Net increase in cash and cash equivalents	2,656	29,869
Cash and cash equivalents – beginning	38,022	34,443
Cash and cash equivalents - ending	$40,678	$64,312
Supplementary cash flow information:
Interest paid	$2,418	$2,648
Income taxes paid	$1,557	$2,116
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$525	$588

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 30, 2012 (the “2011 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three and six months ended June 30, 2012. These reclassifications had no effect on net income.

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

ASU 2011-12; In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The implementation of ASU 2011-12 is not expected to have a material impact on our financial position or results of operation.

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

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding excluding restricted stock awards outstanding during the period.  Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options, warrants and restricted stock awards.  Potential shares of common stock issuable upon the exercise of stock options and warrants are determined using the treasury stock method.

All 2011 share and per share data has been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record as of December 13, 2011.

NOTE 4 – EARNINGS PER COMMON SHARE (Continued)

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
Net income	$1,186	$1,078	$2,341	$2,001

Preferred stock dividend and discount accretion	(150)	(143)	(287)	(286)

Net income applicable to common shareholders	$1,036	$935	$2,054	$1,715

Weighted average common shares outstanding	7,942,388	7,881,835	7,932,268	7,858,724

Effect of dilutive securities, stock options and warrants	200,922	156,509	186,278	161,553

Weighted average common shares outstanding used to calculate diluted earnings per share	8,143,310	8,038,344	8,118,546	8,020,277

Basic earnings per common share	$0.13	$0.12	$0.26	$0.22
Diluted earnings per common share	$0.13	$0.12	$0.25	$0.21

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 330,138 and 333,374 for the three and six month periods ended June 30, 2012, as compared to 340,834 for both the three and six month periods ended June 30, 2011, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

June 30, 2012:

Securities available for sale:
U.S. Government agency securities	$2,249	$2	$-	$-	$2,251
Municipal securities	1,258	69	-	-	1,327
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	20,484	643	-	(6)	21,121
Collateralized residential mortgage obligations	18,457	278	-	(6)	18,729
Corporate debt securities, primarily financial institutions	4,558	1	(188)	(292)	4,079

	47,006	993	(188)	(304)	47,507
Community Reinvestment Act (“CRA”)
mutual fund	2,304	88	-	-	2,392

	$49,310	$1,081	$(188)	$(304)	$49,899

Securities held to maturity:
Municipal securities	$11,445	$633	$-	$-	$12,078
GSE – Residential mortgage-backed securities	1,094	-	-	-	1,094
Collateralized residential mortgage obligations	985	-	-	(9)	976
Corporate debt securities, primarily financial institutions	1,811	-	-	(432)	1,379

	$15,335	$633	$-	$(441)	$15,527

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2011:

Securities available for sale:
U.S. Government agency securities	$2,250	$8	$-	$-	$2,258
Municipal securities	1,261	46	-	-	1,307
GSE – Residential mortgage-backed securities	21,317	581	-	(20)	21,878
Collateralized residential mortgage obligations	16,865	298	-	-	17,163
Corporate debt securities, primarily financial institutions	3,067	-	(183)	(356)	2,528

	44,760	933	(183)	(376)	45,134

CRA mutual fund	2,258	63	-	-	2,321

	$47,018	$996	$(183)	$(376)	$47,455

Securities held to maturity:
Municipal securities	$11,296	$613	$-	$(2)	$11,907
Corporate debt securities, primarily financial institutions	1,809	-	-	(494)	1,315

	$13,105	$613	$-	$(496)	$13,222

The amortized cost and fair value of the Company’s debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$1,502	$1,504	$3,512	$3,520
Due in one year through five years	1,795	1,757	1,096	1,164
Due in five years through ten years	1,673	1,684	4,182	4,432
Due after ten years	3,095	2,712	4,466	4,341

	8,065	7,657	13,256	13,457

GSE – Residential mortgage-backed securities	20,484	21,121	1,094	1,094
Collateralized residential mortgage obligations	18,457	18,729	985	976

	$47,006	$47,507	$15,335	$15,527

The Company had no securities sales during the three and six months ended June 30, 2012 and 2011, respectively.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $28,609,000 and $27,412,000 at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012:	(in thousands)

GSE – Residential mortgage-backed securities	$932	$(6)	$-	$-	$932	$(6)
Collateralized residential mortgage obligations	3,457	(15)	-	-	3,457	(15)
Corporate debt securities, primarily financial institutions	1,287	(8)	2,623	(904)	3,910	(912)

Total Temporarily
Impaired Securities	$5,676	$(29)	$2,623	$(904)	$8,299	$(933)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:	(in thousands)

Municipal securities	$969	$(2)	$-	$-	$969	$(2)
GSE – Residential mortgage-backed securities	3,490	(20)	-	-	3,490	(20)
Corporate debt securities, primarily financial institutions	1,252	(50)	2,591	(983)	3,843	(1,033)

Total Temporarily
Impaired Securities	$5,711	$(72)	$2,591	$(983)	$8,302	$(1,055)

The Company had 13 securities in an unrealized loss position at June 30, 2012. In management’s opinion, the unrealized losses in municipal securities, collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. These single issue securities are from large money center banks. Any decline in fair value is due in large part to changes in market credit spreads and rating agency downgrades. As of June 30, 2012, all of these securities are current with their scheduled interest payments and are expected to continue to perform in accordance with their respective contractual terms and conditions. As such, management concluded that these securities were not other-than-temporarily impaired as of June 30, 2012. There can be no assurance that future deterioration in the cash flow of these securities or the credit quality of the financial institutions could require the recognition of other-than-temporary impairment charges in the future.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $224,000 at June 30, 2012. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant unobservable input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 29 out of 41 banks that are performing at June 30, 2012. The deferrals and defaults as a percentage of original collateral at June 30, 2012 was 31.4%. Total other-than-temporary impairment on this security was $465,000 at June 30, 2012, of which $276,000 was determined to be a credit loss and charged to operations and $188,000 was determined to be non-credit related and recognized in the other comprehensive income component. There was a $48,000 other-than-temporary impairment charge to earnings during the three and six months ended June 30, 2012 as compared to none for the same periods in 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	2012	2011

Beginning balance, April 1,	$228	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	48	-

Ending balance, June 30,	$276	$228

Beginning balance, January 1,	$228	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	48	-

Ending balance, June 30,	$276	$228

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status when the loan is 90 days or more past due if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest previously accrued on these loans is reversed from income. Interest received on nonaccrual loans’ including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2012 and December 31, 2011, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The components of the loan portfolio at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)

Commercial and industrial	$132,982	$136,869
Real estate – construction	66,327	51,180
Real estate – commercial	283,685	270,688
Real estate – residential	18,746	19,201
Consumer	47,831	52,853

	549,571	530,791
Allowance for loan losses	(7,258)	(7,310)
Unearned fees	(615)	(661)

Net Loans	$541,698	$522,820

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2012			(In Thousands)

Commercial and industrial	$2,774	$100	$1,647	$4,521	$128,461	$132,982	$-
Real estate – construction	161	-	-	161	66,166	66,327	-
Real estate – commercial	3,446	5,369	595	9,410	274,275	283,685	-
Real estate – residential	158	-	844	1,002	17,744	18,746	-
Consumer	14	269	2,179	2,462	45,369	47,831	49

Total	$6,553	$5,738	$5,265	$17,556	$532,015	$549,571	$49

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2011			(In Thousands)

Commercial and industrial	$538	$1,776	$2,349	$4,663	$132,206	$136,869	$-
Real estate – construction	-	-	292	292	50,888	51,180	-
Real estate – commercial	5,499	-	145	5,644	265,044	270,688	-
Real estate – residential	-	998	263	1,261	17,940	19,201	-
Consumer	375	50	2,191	2,616	50,237	52,853	-

Total	$6,412	$2,824	$5,240	$14,476	$516,315	$530,791	$-

The following table presents non-accrual loans by classes of the loan portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In Thousands)

Commercial and industrial	$1,647	$2,349
Real estate – construction	-	292
Real estate – commercial	595	145
Real estate – residential	844	263
Consumer	2,130	2,191

Total	$5,216	$5,240

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three and six months ended June 30, 2012 and 2011:

Three months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

	Six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	3	$2,011	$2,011
Real estate – construction	-	-	-
Real estate – commercial	1	196	196
Real estate – residential	-	-	-
Consumer	-	-	-

Total	4	$2,207	$2,207

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three months ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$375	$375
Real estate – construction	-	-	-
Real estate – commercial	1	2,627	2,627
Real estate – residential	-	-	-
Consumer	-	-	-

Total	3	$3,002	$3,002

	Six months ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$375	$375
Real estate – construction	-	-	-
Real estate – commercial	1	2,627	2,627
Real estate – residential	-	-	-
Consumer	-	-	-

Total	3	$3,002	$3,002

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

As a result of our impairment evaluation, there were $61,000 in reserves established against two loans that are current loans classified as troubled debt restructurings as of June 30, 2012. Our troubled debt restructured loans are generally agreed to a short-term payment plan. The extent of these plans is generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of June 30, 2012, were rate modifications. The Company will not extend maturities, recast legal documents and/or forgive any interest or principal.

As of June 30, 2012, loans modified in a troubled debt restructuring totaled $9.7 million, including $4.3 million that are current, $2.3 million that are 30-59 days past due and $3.1 million that subsequently defaulted and reported as 60-89 days past due. There were no loans 90 days or more past due.  All loans modified in a troubled debt restructuring as of June 30, 2012, were current at the time of the modifications.

The Company had financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the six month periods ended June 30, 2012 relating to two real estate commercial loans totaling $3.1 million as compared to no loans for the same period in 2011.

During the six months ended June 30, 2012 and 2011, there were no loans placed on non-accrual status that were troubled debt restructured loans.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the six months ended June 30, 2012 and at or for the year ended December 31, 2011:

	At or for the six months ended June 30, 2012
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$5,148	$5,148	$-	$5,158	$137
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,890	3,890	-	3,892	58
Real estate – residential	581	581	-	584	5
Consumer	349	349	-	350	3

With an allowance recorded:
Commercial and industrial	$3,201	$3,482	$443	$3,057	$49
Real estate – construction	-	-	-	-	-
Real estate – commercial	1,820	1,820	42	1,822	47
Real estate – residential	263	263	60	263	-
Consumer	1,781	1,938	300	1,781	-

Total:
Commercial and industrial	$8,349	$8,630	$443	$8,215	$186
Real estate – construction	-	-	-	-	-
Real estate – commercial	5,710	5,710	42	5,714	105
Real estate – residential	844	844	60	847	5
Consumer	2,130	2,287	300	2,131	3

	$17,033	$17,471	$845	$16,907	$299

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2011
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2011

With no related allowance recorded:
Commercial and industrial	$3,423	$3,423	$-	$3,436	$139
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,510	3,510	-	3,529	160
Real estate – residential	225	225	-	225	4
Consumer	251	251	-	251	8

With an allowance recorded:
Commercial and industrial	$2,914	$3,161	$928	$2,876	$55
Real estate – construction	292	292	63	414	20
Real estate – commercial	4,228	4,228	188	4,265	244
Real estate – residential	263	263	15	263	5
Consumer	1,938	1,938	254	1,938	-

Total:
Commercial and industrial	$6,337	$6,584	$928	$6,312	$194
Real estate – construction	292	292	63	414	20
Real estate – commercial	7,738	7,738	188	7,794	404
Real estate – residential	488	488	15	488	9
Consumer	2,189	2,189	254	2,189	8

	$17,044	$17,291	$1,448	$17,197	$635

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012	(In Thousands)

Commercial and industrial	$112,658	$7,377	$12,947	$-	$132,982
Real estate – construction	61,991	565	3,771	-	66,327
Real estate – commercial	266,142	3,956	13,587	-	283,685
Real estate – residential	17,902	-	844	-	18,746
Consumer	45,043	142	2,646	-	47,831

Total:	$503,736	$12,040	$33,795	$-	$549,571

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011	(In Thousands)

Commercial and industrial	$119,531	$4,683	$12,655	$-	$136,869
Real estate – construction	50,346	-	834	-	51,180
Real estate – commercial	255,877	4,300	10,511	-	270,688
Real estate – residential	18,938	-	263	-	19,201
Consumer	49,973	144	2,736	-	52,853

Total:	$494,665	$9,127	$26,999	$-	$530,791

The following tables present the balance in the allowance for loan losses at June 30, 2012 and December 31, 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
June 30, 2012			(In Thousands)

Commercial and industrial	$1,898	$443	$1,455	$132,982	$8,349	$124,633
Real estate – construction	1,672	-	1,672	66,327	-	66,327
Real estate – commercial	2,391	42	2,349	283,685	5,710	277,975
Real estate – residential	199	60	139	18,746	844	17,902
Consumer	994	300	694	47,831	2,130	45,701
Unallocated	104	-	104	-	-	-

Total:	$7,258	$845	$6,413	$549,571	$17,033	$532,538

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2011			(In Thousands)

Commercial and industrial	$2,448	$928	$1,520	$136,869	$6,337	$130,532
Real estate – construction	1,222	63	1,159	51,180	292	50,888
Real estate – commercial	2,412	188	2,224	270,688	7,738	262,950
Real estate – residential	256	15	241	19,201	488	18,713
Consumer	880	254	626	52,853	2,189	50,664
Unallocated	92	-	92	-	-	-

Total:	$7,310	$1,448	$5,862	$530,791	$17,044	$513,747

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2012 and 2011:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2012	$1,791	$2,203	$1,524	$293	$1,111	$104	$7,026
Charge-offs	-	-	(60)	-	-	-	(60)
Recoveries	3	-	19	-	-	-	22
Provision	104	188	189	(94)	(117)	-	270

Ending balance, June 30, 2012	$1,898	$2,391	$1,672	$199	$994	$104	$7,258

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(629)	-	(60)	-	(26)	-	(715)
Recoveries	5	-	37	-	1	-	43
Provision	74	(21)	473	(57)	139	12	620

Ending balance, June 30, 2012	$1,898	$2,391	$1,672	$199	$994	$104	$7,258

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2011	$1,925	$2,422	$863	$259	$1,061	$11	$6,541
Charge-offs	-	-	(82)	-	(288)	-	(370)
Recoveries	7	-	-	-	24	-	31
Provision	400	(14)	6	6	133	69	600

Ending balance, June 30, 2011	$2,332	$2,408	$787	$265	$930	$80	$6,802

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(235)	-	(82)	-	(288)	-	(605)
Recoveries	12	-	-	-	24	-	36
Provision	474	215	(26)	(11)	401	72	1,125

Ending balance, June 30, 2011	$2,332	$2,408	$787	$265	$930	$80	$6,802

NOTE 7 – STOCK BASED COMPENSATION PLANS

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. There are no shares of common stock remaining and available for future issuances under these plans.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2012, the number of shares of Company common stock remaining and available for future issuance under the Plan is 288,503 after adjusting for subsequent stock dividends.

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

On March 21, 2012, the Committee awarded an officer incentive stock options to purchase an aggregate of 3,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning April 12, 2013. These options were granted with an exercise price of $5.75 per share based upon the average trading price of Company’s common stock on the grant date.

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

Stock based compensation expense related to the stock option grants, was approximately $40,000 and $78,000 during the three and six months ended June 30, 2012, respectively, and $29,000 and $59,000 for the three and six months ended June 30, 2011, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $380,000 as of June 30, 2012 and will be recognized over the subsequent 2.9 years.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The following table presents information regarding the Company’s outstanding stock options at June 30, 2012:
	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	917,581	$6.82
Options granted	3,000	5.75
Options exercised	(20,545)	3.32
Options forfeited	(3,567)	4.05
Options outstanding, June 30, 2012	896,469	$6.91	5.1 years	$1,038,176
Options exercisable, June 30, 2012	603,477	$8.20	3.7 years	$603,919
Option price range at June 30, 2012	$3.01 to $14.17

The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $15,000 and $37,000, respectively. Cash received from such exercises was $19,000 and $68,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2011, was $48,000 and $67,000, respectively. Cash received from such exercises was $93,000 and $136,000, respectively. A tax benefit of $7,000 and $9,000 was recognized during the three and six months ended June 30, 2012, respectively, as compared to a tax benefit of $8,000 and $13,000 during the three and six month periods ended June 30, 2011, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on March 21, 2012:

Dividend yield	0.00%
Expected volatility	30.82%
Risk-free interest rate	1.40%
Forfeiture rate	0.00%
Expected life	7.5 years
Weighted average fair value of options granted	$2.09

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Total unrecognized compensation cost related to restricted stock options under the Plan was $24,000 as of June 30, 2012 and will be recognized over the subsequent 1.3 years. As of June 30, 2012, all restricted stock shares were unvested.

For the three and six month period ended June 30, 2012, the Company recorded a $6,000 and $5,000 expense for stock based compensation expense, respectively,  as compared to a $8,000 and $17,000 expense for the three and six month periods ended June 30, 2011, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and six months period ended June 30, 2012 and 2011 related to the restricted stock compensation.

The following table summarizes information about restricted stock at June 30, 2012 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2011	22,042	$3.93
Forfeited	(4,133)	3.93
Unvested at June 30, 2012	17,909	$3.93

All 2012 share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record on December 13, 2011.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2012, the Company had $3,829,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at June 30, 2012 and December 31, 2011, respectively, as follows:

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

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at June 30, 2012 and December 31, 2011.

The Company has a remaining borrowing capacity with the FHLB of approximately $42,300,000 based on $55,800,000 loans pledged at June 30, 2012. There were no short-term borrowings from the FHLB at June 30, 2012. Advances from the FHLB are secured by qualifying assets of the Bank.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At June 30, 2012	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$2,251	$-	$2,251
Municipal securities	-	1,327	-	1,327
GSE: Residential mortgage-backed securities	-	21,121	-	21,121
Collateralized residential mortgage obligations	-	18,729	-	18,729
Corporate debt securities, primarily financial institutions	-	4,043	36	4,079
CRA mutual fund	2,392	-	-	2,392

Total	$2,392	$47,471	$36	$49,899

At December 31, 2011

Securities available for sale:
U.S. Government agency securities	$-	$2,258	$-	$2,258
Municipal securities	-	1,307	-	1,307
GSE: Residential mortgage-backed securities	-	21,878	-	21,878
Collateralized residential mortgage obligations	-	17,163	-	17,163
Corporate debt securities, primarily financial institutions	-	2,439	89	2,528
CRA mutual fund	2,321	-	-	2,321

Total	$2,321	$45,045	$89	$47,455

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2012	2011
	(in thousands)

Beginning balance, April 1,	$75	$95
Total gains/(losses):
Included in earnings	(48)	-
Included in other comprehensive income	9	(21)

Ending balance, June 30,	$36	$74

Beginning balance, January 1,	$89	$29
Total gains/(losses):
Included in earnings	(48)	-
Included in other comprehensive income	(5)	45

Ending balance, June 30,	$36	$74

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2012
Impaired loans	$-	$-	$6,220	$6,220
Other real estate owned	-	-	3,593	3,593

At December 31, 2011
Impaired loans	$-	$-	$8,187	$8,187
Other real estate owned	-	-	7,765	7,765
Property held for sale	-	-	1,000	1,000

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1, 2 and 3 for the six months ended June 30, 2012.

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The discount range for appraisal and liquidation expenses is 2.5% to 10.0%. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO is 2.5% to 40.0%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2012, properties totaling $3,593,000 as compared to $7,765,000 at December 31, 2011, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•	Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At June 30, 2012 and December 31, 2011, the Company determined that no active market existed for our one pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours.  Due to the subordination of the security, discount margins contemplated in the valuation at June 30, 2012 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2012 and December 31, 2011.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

 The estimated fair values of the Company’s financial instruments at June 30, 2012 were as follows:

	Fair Value Measurements at June 30, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$40,678	$40,678	$40,678	$-	$-
Securities available for sale	49,899	49,899	2,392	47,471	36
Securities held to maturity	15,335	15,527	-	15,527	-
Restricted stock	3,040	3,040	-	-	3,040
Loans receivable	541,698	539,809	-	-	539,809
Accrued interest receivable	1,938	1,938	1,938	-	-

Financial liabilities:
Deposits	571,900	573,682	465,561	108,121	-
Securities sold under agreements to repurchase	18,933	18,933	18,933	-	-
Long-term debt	13,500	14,963	-	14,963	-
Accrued interest payable	68	68	68	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
(in thousands)

Financial assets:
Cash and cash equivalents	$38,022	$38,022
Securities available for sale	47,455	47,455
Securities held to maturity	13,105	13,222
Restricted stock	2,237	2,237
Loans receivable	522,820	516,174
Accrued interest receivable	1,928	1,928

Financial liabilities:
Deposits	553,912	556,442
Securities sold under agreements to repurchase	16,218	16,218
Long-term debt	13,500	14,950
Accrued interest payable	107	107

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-

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

Dividend rates on the SBLF Preferred Shares will be determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares”), previously issued to the Treasury under the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”). The TARP Preferred Shares, issued under TARP CPP, qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years.

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2012 and June 30, 2012, the dividend rate was 5%, respectively.

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

Additionally, on October 26, 2011, the Company redeemed the TARP CPP warrant issued to the U.S. Treasury for $460,000.

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

Overview

The Company reported net income to common shareholders of $1.0 million for the three months ended June 30, 2012, compared to $935,000, for the same period in 2011, an increase of $101,000, or 10.8%. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.13 for the quarter ended June 30, 2012 compared to $0.12 for the same period in 2011. Net income and earnings per share reflect the payment of dividends related to the SBLF preferred stock, which reduced earnings for the second quarter of 2012 by $150,000, or $0.02 per fully diluted common share. Dividends and accretion related to the TARP CPP preferred stock reduced earnings for the second quarter of 2011 by $143,000, or $0.02 per fully diluted common share. The annualized return on average assets increased to 0.69% for the three months ended June 30, 2012 as compared to 0.65% for the same period in 2011. The annualized return on average shareholders’ equity increased to 5.33% for the three month period ended June 30, 2012 as compared to 5.26% for the three month period ended June 30, 2011.

The Company reported net income to common shareholders of $2.1 million for the six months ended June 30, 2012, compared to $1.7 million, for the same period in 2011, an increase of $339,000, or 19.8%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.26 and $0.25, respectively, for the six months ended June 30, 2012 compared to $0.22 and $0.21, respectively, for the same period in 2011. Net income and earnings per share reflect the payment of dividends related to the SBLF preferred stock, which reduced earnings for the six months ended June 30, 2012 by $287,000, or $0.04 per fully diluted common share. Dividends and accretion related to the TARP CPP preferred stock reduced earnings for the six months ended June 30, 2011 by $286,000, or $0.04 per fully diluted common share. The annualized return on average assets increased to 0.68% for the six months ended June 30, 2012 as compared to 0.61% for the same period in 2011. The annualized return on average shareholders’ equity increased to 5.29% for the six month period ended June 30, 2012 as compared to 4.92% for the six month period ended June 30, 2011. All 2011 share and per share data for referenced periods have been adjusted to reflect the 3% stock dividend declared on November 10, 201 and payable on December 30, 2011 to shareholders of record as of December 13, 2011. Tangible book value per common share rose to $7.41 at June 30, 2012 as compared to $6.98 at June 30, 2011, as disclosed in the Non-GAAP Financial Measures table.

Net interest income decreased by $43,000, or 0.7%, for the quarter ended June 30, 2012 from the same period in 2011, primarily due to a contraction in our net interest margin partially offset by an increase in average interest earning assets. On a linked quarter basis, net interest income decreased by $54,000, or 0.8%, from the first quarter of 2012. The Company reported a net interest margin of 4.08% for the quarter ended June 30, 2012, a decrease of 11 basis points when compared to the 4.19% reported for the quarter ended March 31, 2012 and a decrease of 15 basis points when compared to the 4.23% for the quarter ended June 30, 2011. The decline in both periods was primarily due to the prolonged low interest rate environment, $61,000 of interest reversals on loans transferred into non-accrual or troubled debt restructured status, as well as the timing of our loan closings, which occurred late in the quarter and thus, resulted in funds remaining in a cash position for most of the quarter rather than in higher yielding loans.

Net interest income increased by $130,000, or 1.0%, for the six months ended June 30, 2012 from the same period in 2011, primarily as a result of lower deposit rates and a higher level of core checking deposits. The Company reported a net interest margin of 4.14% for the six months ended June 30, 2012, a decrease of 14 basis points when compared to the 4.28% reported for the six months ended June 30, 2011. The Company’s net interest income increased despite margin compression resulting from the maturity, prepayment or contractual repricing of loans and securities in this extended period of low interest rates.

The provision for loan losses for the three months ended June 30, 2012 was $270,000, as compared to a provision for loan losses of $600,000 for the corresponding 2011 period. The provision for loan losses for the six months ended June 30, 2012 was $620,000, as compared to a provision for loan losses of $1.1 million, for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The provision for the comparable 2011 period considered the same factors.

Non-interest income for the quarter ended June 30, 2012 totaled $760,000, an increase of $197,000, or 35.0%, compared to the same period in 2011. The increase was primarily due to the increase in fees generated by our residential mortgage department, higher bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011, gain on sale of SBA loans and an increase in service fees on deposit accounts. These increases were partially offset by a $48,000 credit loss recorded on a pooled trust preferred security during the second quarter 2012. Non-interest income for the six months ended June 30, 2012 totaled $1.3 million, an increase of $324,000, or 32.3%, compared to the same period in 2011. The increase was due primarily to same items discussed above.

Non-interest expense for the quarter ended June 30, 2012 totaled $5.1 million, an increase of $316,000, or 6.7%, from the same period in 2011. The increase was primarily due to a $270,000 write-down on an existing OREO property as well as higher OREO expenses due to the net loss recorded on the sales of OREO properties of $102,000 as compared to a net gain recorded of $305,000 during the same period in 2011. These increases were partially offset by lower FDIC insurance expense, occupancy and equipment expense and professional fees. Non-interest expense for the six months ended June 30, 2012 totaled $10.0 million, an increase of $427,000, or 4.5%, from the same period in 2011. The increase was due primarily to same items discussed above.

Total assets at June 30, 2012 were $697.8 million, up 3.4% from total assets of $674.6 million at December 31, 2011. Total loans at June 30, 2012 were $549.0 million, an increase of 3.6% compared to $530.1 million at December 31, 2011. Total deposits were $571.9 million at June 30, 2012, an increase of 3.2% from total deposits of $553.9 million at December 31, 2011. Core checking deposits at June 30, 2012 increased $18.2 million, or 12.3%, when compared to year-end 2011, resulting primarily from increased business and consumer activity, while savings accounts, inclusive of money market deposits, increased 2.5%. Conversely, higher cost time deposits decreased 6.5% over this same period.

The Company’s allowance for loan losses was $7.3 million at both June 30, 2012 and December 31, 2011. The allowance for loan losses as a percentage of total loans at June 30, 2012 was 1.32%, compared with 1.38% at December 31, 2011. Non-performing assets at June 30, 2012, as a percentage of total assets were 1.27%, down from 1.93% at December 31, 2011. Non-performing assets decreased to $8.9 million at June 30, 2012 as compared to $13.0 million at December 31, 2011.

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

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) Six months ended June 30,
	2012	2011
Return on average assets	0.68%	0.61%
Return on average tangible assets (1)	0.70%	0.63%
Return on average shareholders' equity	5.29%	4.92%
Return on average tangible shareholders' equity (1)	6.69%	6.39%
Net interest margin	4.14%	4.28%
Average equity to average assets	12.88%	12.39%
Average tangible equity to average tangible assets (1)	10.47%	9.83%

(1)	The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	Six months ended June 30,
	2012	2011

Book value per common share	$9.73	$9.35
Effect of intangible assets	(2.32)	(2.37)
Tangible book value per common share	7.41	6.98

Return on average assets	0.68%	0.61%
Effect of intangible assets	0.02%	0.02%
Return on average tangible assets	0.70%	0.63%

Return on average equity	5.29%	4.92%
Effect of average intangible assets	1.40%	1.47%
Return on average tangible equity	6.69%	6.39%

Average equity to average assets	12.88%	12.39%
Effect of average intangible assets	(2.41%)	(2.56%)
Average tangible equity to average tangible assets	10.47%	9.83%

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

Three months ended June 30, 2012 compared to June 30, 2011

Net Interest Income

Net interest income decreased by $43,000, or 0.7%, for the three months ended June 30, 2012 compared to the corresponding period in 2011, primarily due to a contraction in our net interest margin partially offset by an increase in average interest earning assets. Average interest earning assets totaled $635.7 million for the second quarter of 2012, an increase of $19.3 million, or 3.1%, from $616.4 million for the same period in 2011. The net interest spread and net interest margin decreased to 3.88% and 4.08%, respectively, for the three months ended June 30, 2012, from 4.01% and 4.23%, respectively, for the three months ended June 30, 2011, due primarily to lower interest rates on our interest earning assets. The decline for the quarter was primarily due to the prolonged low interest rate environment, which has continued to exert pressure on asset yields, as well as the timing of our loan closings, which occurred late in the quarter and thus resulted in funds remaining in a cash position for most of the quarter rather than in higher yielding loans. Additionally, net interest income was impacted by $61,000 of interest reversals on loans transferred into non-accrual or troubled debt restructuring status.

Total interest income for the three months ended June 30, 2012 decreased by $234,000, or 3.0%. The decrease in interest income was primarily due to an interest rate related decrease in interest income of $576,000, partially offset by a volume related increase in interest income of $342,000 for the second quarter of 2012 as compared to the same prior year period.

Interest and fees on loans decreased $220,000, or 3.0%, to $7.2 million for the three months ended June 30, 2012 compared to $7.4 million for the corresponding period in 2011. Interest rate related decreases equaled $463,000, offset by a volume related increase of $243,000. The average balance of the loan portfolio for the three months ended June 30, 2012 increased by $17.1 million, or 3.3%, to $539.0 million from $521.9 million for the corresponding period in 2011. The average annualized yield on the loan portfolio was 5.38% for the quarter ended June 30, 2012 compared to 5.71% for the quarter ended June 30, 2011. Additionally, the average balance of non-accrual loans during the three month period amounted to $5.0 million and $5.6 million at June 30, 2012 and 2011, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $21,000 for the three months ended June 30, 2012, representing a decrease of $6,000, or 22.2%, from $27,000 for the three months ended June 30, 2011.  For the three months ended June 30, 2012, the Bank held no Federal funds sold. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the three months ended June 30, 2012, interest bearing deposits had an average balance of $33.4 million as compared to an average balance of $38.8 million for the same period in 2011. This average balance decrease was primarily due to an increase in loan growth and investment purchases, partially offset by deposit growth. The average annualized yield was 0.25% for both periods.

Interest income on investment securities totaled $384,000 for the three months ended June 30, 2012 compared to $392,000 for the three months ended June 30, 2011, a decrease of $8,000, or 2.0%. The decrease in interest income on investment securities was primarily attributable to new purchases at lower interest rates which replaced maturities, calls, principal paydowns and sales of existing securities as well as reinvesting a portion of our cash liquidity position. For the three months ended June 30, 2012, investment securities had an average balance of $63.4 million with an average annualized yield of 2.42% compared to an average balance of $50.0 million with an average annualized yield of 3.14% for the three months ended June 30, 2011. This decline in yield is the result of the lower rate environment.

Interest expense on interest-bearing liabilities amounted to $1.2 million for the three months ended June 30, 2012 compared to $1.3 million for the corresponding period in 2011, a decrease of $191,000, or 14.2%. This decrease in interest expense was comprised of a $168,000 rate-related decrease primarily resulting from lower deposit rates as well as a $48,000 volume-related decrease.

During 2011 and into 2012, management continued to focus on developing core deposit relationships at the Bank. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $502.4 million for the three months ended June 30, 2012 from $495.6 million for the same period last year, an increase of $6.8 million, or 1.4%. Average NOW accounts increased $9.1 million from $56.8 million with an average annualized yield of 0.47% during the second quarter of 2011, to $65.9 million with an average annualized yield of 0.43% during the second quarter of 2012. Average savings deposits increased by $14.1 million over this same period while the average annualized yield declined by 15 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $5.5 million over this same period while the average annualized yield declined by 19 basis points as well as a decrease of $13.4 million in our average time deposit balances and a decrease of 12 basis points in the average annualized yield. During the second quarter of 2012, our average demand deposits totaled $95.9 million, an increase of $9.5 million, or 11.0%, over the same period last year. For the three months ended June 30, 2012, the average annualized cost for all interest-bearing liabilities was 0.93%, compared to 1.09% for the three months ended June 30, 2011, a decrease of 16 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2012 were $18.5 million, with an average interest rate of 0.59%, compared to $16.0 million, with an average interest rate of 0.80%, for the second quarter of 2011.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2012 and 2011 remained unchanged at $13.5 million, with an average interest rate of 3.22% and 3.21%, respectively.

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

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$33,371	$21	0.25%	$38,813	$24	0.25%
Federal funds sold	-	-	0.00%	5,692	3	0.21%
Investment securities	63,364	384	2.42%	49,988	392	3.14%
Loans, net of unearned fees (1) (2)	538,996	7,204	5.38%	521,910	7,424	5.71%

Total Interest Earning Assets	635,731	7,609	4.81%	616,403	7,843	5.10%

Non-Interest Earning Assets:
Allowance for loan losses	(7,147)			(6,502)
All other assets	63,522			58,020

Total Assets	$692,106			$667,921

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$65,863	71	0.43%	$56,774	67	0.47%
Savings deposits	216,204	405	0.75%	202,061	453	0.90%
Money market deposits	82,316	81	0.40%	87,805	129	0.59%
Time deposits	106,106	465	1.76%	119,497	559	1.88%
Repurchase agreements	18,463	27	0.59%	15,996	32	0.80%
FHLB-term borrowings	13,500	108	3.22%	13,500	108	3.21%

Total Interest Bearing Liabilities	502,452	1,157	0.93%	495,633	1,348	1.09%

Non-Interest Bearing Liabilities:
Demand deposits	95,853			86,372
Other liabilities	4,738			3,984

Total Non-Interest Bearing Liabilities	100,591			90,356

Shareholders' Equity	89,063			81,932

Total Liabilities and Shareholders' Equity	$692,106			$667,921

NET INTEREST INCOME		$6,452			$6,495

NET INTEREST SPREAD (3)			3.88%			4.01%

NET INTEREST MARGIN(4)			4.08%			4.23%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$33,178	$42	0.25%	$31,449	$39	0.25%
Federal funds sold	-	-	0.00%	6,342	7	0.22%
Investment securities	62,263	784	2.52%	48,417	767	3.17%
Loans, net of unearned fees (1) (2)	534,580	14,511	5.46%	518,514	14,675	5.71%

Total Interest Earning Assets	630,021	15,337	4.90%	604,722	15,488	5.16%

Non-Interest Earning Assets:
Allowance for loan losses	(7,193)			(6,383)
All other assets	63,837			58,019

Total Assets	$686,665			$656,358

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$63,850	134	0.42%	$54,544	125	0.46%
Savings deposits	213,721	819	0.77%	197,956	895	0.91%
Money market deposits	83,185	177	0.43%	89,928	282	0.63%
Time deposits	108,816	978	1.81%	115,123	1,080	1.89%
Repurchase agreements	18,416	55	0.60%	15,625	63	0.81%
FHLB-term borrowings	13,500	216	3.22%	13,500	215	3.21%

Total Interest Bearing Liabilities	501,488	2,379	0.95%	486,676	2,660	1.10%

Non-Interest Bearing Liabilities:
Demand deposits	92,500			83,964
Other liabilities	4,242			4,366

Total Non-Interest Bearing Liabilities	96,742			88,330

Shareholders' Equity	88,435			81,352

Total Liabilities and Shareholders' Equity	$686,665			$656,358

NET INTEREST INCOME		$12,958			$12,828

NET INTEREST SPREAD (3)			3.95%			4.06%

NET INTEREST MARGIN(4)			4.14%			4.28%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2011			June 30, 2011
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(3)	$-	$(3)	$3	$-	$3
Federal funds sold	(3)	-	(3)	(7)	-	(7)
Investment securities	105	(113)	(8)	219	(202)	17
Loans	243	(463)	(220)	457	(621)	(164)

Total Interest Income	342	(576)	(234)	672	(823)	(151)

Interest Paid On:
NOW deposits	11	(7)	4	21	(12)	9
Savings deposits	32	(80)	(48)	72	(148)	(76)
Money market deposits	(8)	(40)	(48)	(21)	(84)	(105)
Time deposits	(63)	(31)	(94)	(59)	(43)	(102)
Repurchase agreements	5	(10)	(5)	11	(19)	(8)
Long-term debt	-	-	-	-	1	1

Total Interest Expense	(23)	(168)	(191)	24	(305)	(281)

Net Interest Income	$365	$(408)	$(43)	$648	$(518)	$130

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2012 decreased to $270,000, as compared to a provision for loan losses of $600,000 for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans partially offset by loan growth. The $270,000 provision for three months ended June 30, 2012 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2011 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.3 million, or 1.32% of total loans at June 30, 2012, as compared to $7.3 million, or 1.38% at December 31, 2011. The decrease of $52,000 in the allowance for loan losses is primarily due to loan charge-offs and partial write-downs of $60,000, partially offset by recoveries of $22,000 and the additional provision of $270,000 recorded during the second quarter of 2012.

In management’s opinion, the allowance for loan losses, totaling $7.3 million at June 30, 2012, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate continued loan volume during 2012 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2012, non-interest income amounted to $760,000 compared to $563,000 for the corresponding period in 2011. The increase of $197,000, or 35.0%, was primarily due to an increase of $107,000 in the gain on sale of SBA loans, a $83,000 increase in origination fees resulting from higher loan volume in our residential mortgage department, a $23,000 increase in bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011, an increase of $30,000 in merchant fee income and debit card fees and a $9,000 increase in service fees on deposit accounts. These increases were partially offset by a $48,000 credit loss recorded on a pooled trust preferred security during the second quarter of 2012.

Non-Interest Expenses

Non-interest expenses for the three months ended June 30, 2012 increased $316,000, or 6.7%, to $5.1 million compared to $4.7 million or the three months ended June 30, 2011. This increase was the result of a $270,000 write-down on an existing  OREO property as well as higher OREO expenses due to the net loss on the sales of OREO properties of $102,000 during the three month period ended June 30, 2012 as compared to a net gain of $305,000 during the same period in 2011. These increases were partially offset by a decrease in FDIC insurance and assessments of $32,000, or 19.6%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Occupancy and equipment expenses declined by $31,000, or 3.9%, primarily due to lower depreciation on capitalized expenditures and a decrease of $67,000, or 30.5% in professional fees primarily due to lower activity. Additionally, other operating expenses declined by $88,000 due primarily to a $75,000 write-down recorded during the second quarter of 2011 on a property held for sale. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $38,000 for the second quarter of 2012 compared to $48,000 for the corresponding period in 2011.

Income Taxes

The Company recorded income tax expense of $693,000 for the three months ended June 30, 2012 compared to $633,000 for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 and 2011 was 36.9% and 37.0%, respectively.

Six months ended June 30, 2012 compared to June 30, 2011

Net Interest Income

Net interest income increased by $130,000, or 1.0%, to $13.0 million for the six months ended June 30, 2012 compared to $12.8 million for the corresponding period in 2011, primarily as a result of lower deposit rates and a higher level of core checking deposits coupled with a $25.3 million, or 4.2% increase in our average interest earning assets. The net interest spread and net interest margin decreased to 3.95% and 4.14%, respectively, for the six months ended June 30, 2012, from 4.06% and 4.28%, respectively, for the six months ended June 30, 2011, due primarily to the prolonged low interest rate environment, which had continued to exert pressure on asset yields.

Total interest income for the six months ended June 30, 2012 decreased by $151,000, or 1.0%. The decrease in interest income was primarily due to a rate-related decrease in interest income of $822,000, partially offset by a volume-related increase in interest income of $671,000 for the six months ended June 30, 2012 as compared to the same prior year period.

Interest and fees on loans decreased $164,000, or 1.1%, to $14.5 million for the six months ended June 30, 2012 compared to $14.7 million for the corresponding period in 2011. Rate-related decreases equaled $621,000, partially offset by a volume-related increase of $457,000. The average balance of the loan portfolio for the six months ended June 30, 2012 increased by $16.1 million, or 3.0%, to $534.6 million from $518.5 million for the corresponding period in 2011. The average annualized yield on the loan portfolio was 5.46% for the six months ended June 30, 2012 compared to 5.71% for the six months ended June 30, 2011. Additionally, the average balance of non-accrual loans, which amounted to $5.2 million and $5.8 million at June 30, 2012 and 2011, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $42,000 for the six months ended June 30, 2012, representing a decrease of $4,000, or 8.7%, from $46,000 for the six months ended June 30, 2011.  For the six months ended June 30, 2012, the Bank held no Federal funds sold. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the six months ended June 30, 2012, interest bearing deposits had an average balance of $33.2 million as compared to an average balance of $31.4 million for the same period in 2011. This average balance decrease in interest bearing deposits and Federal funds sold was primarily due to an increase in loan growth and investment purchases, partially offset by deposit growth. The average annualized yield was 0.25% for both periods.

Interest income on investment securities totaled $784,000 for the six months ended June 30, 2012 compared to $767,000 for the six months ended June 30, 2011, an increase of $17,000, or 2.2%. The increase in interest income on investment securities was primarily attributable to new purchases which replaced maturities, calls, principal paydowns and sales of existing securities as well as reinvesting a portion of our cash liquidity position. For the six months ended June 30, 2012, investment securities had an average balance of $62.3 million with an average annualized yield of 2.52% compared to an average balance of $48.4 million with an average annualized yield of 3.17% for the six months ended June 30, 2011. This decline in yield is the result of the lower rate environment.

Interest expense on interest-bearing liabilities amounted to $2.4 million for the six months ended June 30, 2012 compared to $2.7 million for the corresponding period in 2011, a decrease of $281,000, or 10.6%. This decrease in interest expense was comprised of a $305,000 rate-related decrease primarily resulting from lower deposit rates, partially offset by $24,000 in volume-related increases.

During 2011 and into 2012, management continued to focus on developing core deposit relationships at the Bank. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $501.5 million for the six months ended June 30, 2012 from $486.7 million for the same period last year, an increase of $14.8 million, or 3.0%. Our average NOW accounts increased $9.3 million from $54.5 million with an average annualized yield of 0.46% during the six months ended June 30, 2011, to $63.9 million with an average annualized yield of 0.42% during the same period in 2012. Our average savings deposits increased by $15.7 million over this same period while the average annualized yield declined by 14 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $6.7 million over this same period while the average annualized yield declined by 20 basis points and our average certificates of deposit decreased by $6.3 million, or 5.5%, to $108.8 million with an average annualized yield of 1.81% for the six months ended June 30, 2012 from $115.1 million with an average annualized yield of 1.89% for the same period in 2011. During the six months ended June 30, 2012, our average demand deposits totaled $92.5 million, an increase of $8.5 million, or 10.2%, over the same period last year. For the six months ended June 30, 2012, the average annualized cost for all interest-bearing liabilities was 0.95%, compared to 1.10% for the six months ended June 30, 2011, a decrease of 15 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2012 were $18.4 million, with an average interest rate of 0.60%, compared to $15.6 million, with an average interest rate of 0.81%, for the six months ended June 30, 2011.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2012 and 2011 remained unchanged at $13.5 million, with an average interest rate of 3.22% and 3.21%, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2012 decreased to $620,000, as compared to a provision for loan losses of $1.1 million for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans partially offset by loan growth. The $620,000 provision for six months ended June 30, 2012 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2011 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

For the six months ended June 30, 2012, non-interest income amounted to $1.3 million compared to $1.0 million for the corresponding period in 2011. The increase of $324,000, or 32.3%, was primarily due to an increase of $169,000 in origination fees resulting from higher loan volume in our residential mortgage department, an increase of $107,000 in the gain on the sale of SBA loans, a $48,000 increase in bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011 and an increase of $49,000 in service fees on deposit accounts and debit card fees. These increases were partially offset by a $48,000 credit loss recorded on a pooled trust preferred security during the second quarter of 2012.

Non-Interest Expenses

Non-interest expenses for the six months ended June 30, 2012 increased $427,000, or 4.5%, to $10.0 million compared to $9.5 million for the six months ended June 30, 2011. This increase was primarily due to an increase of $430,000 in OREO expenses due to the net loss on sales of OREO properties of $130,000 in 2012 as compared to a net gain of $300,000 during the same period in 2011. OREO impairment and loan workout expense increased by $159,000 primarily as a result of the $360,000 write-downs taken on two existing OREO properties during 2012 partially offset by lower OREO carrying expenses. Additionally, outside service fees as well as advertising expense increased $52,000 and $25,000, respectively, due to increased activity. These increases were partially offset by a decrease in FDIC insurance and assessments of $118,000, or 30.3%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Occupancy and equipment expenses declined by $85,000, or 5.2%, primarily due to lower depreciation on capitalized expenditures while insurance expenses declined by $23,000 due to lower renewal rates. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $86,000 for the six months ended June 30, 2012 compared to $106,000 for the corresponding period in 2011.

Income Taxes

The Company recorded income tax expense of $1.4 million for the six months ended June 30, 2012 compared to $1.2 million for the six months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 and 2011 was 36.7% and 36.9%, respectively.

FINANCIAL CONDITION
Assets

At June 30, 2012, our total assets were $697.8 million, an increase of $23.2 million, or 3.4%, over total assets of $674.6 million at December 31, 2011. At June 30, 2012, our total loans were $549.0 million, an increase of $18.9 million, or 3.6%, from the $530.1 million reported at December 31, 2011. Investment securities, including restricted stock, were $68.3 million at June 30, 2012 as compared to $62.8 million at December 31, 2011, an increase of $5.5 million, or 8.7%. At June 30, 2012, cash and cash equivalents totaled $40.7 million compared to $38.0 million at December 31, 2011, an increase of $2.7 million, or 7.1%, as our liquidity position continues to remain strong at June 30, 2012. Goodwill totaled $18.1 million at both June 30, 2012 and December 31, 2011.

Liabilities

Total deposits increased $18.0 million, or 3.2%, to $571.9 million at June 30, 2012, from $553.9 million at December 31, 2011. Deposits are the Company’s primary source of funds. The deposit increase during the three month period ending June 30, 2012 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during the remainder of 2012 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $68.3 million at June 30, 2012 compared to $62.8 million at December 31, 2011, an increase of $5.5 million, or 8.7%. During the six months ended June 30, 2012, investment securities and restricted stock purchases amounted to $9.8 million, while repayments, calls and maturities amounted to $4.3 million. There were no sales of securities available for sale during the six months ended June 30, 2012 and 2011.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2012, the Company maintained $21.1 million of GSE mortgage-backed securities in the investment portfolio and $18.7 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.0 million and a fair value of $2.2 million at June 30, 2012. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 29 out of 41 banks that are performing at June 30, 2012. The deferrals and defaults as a percentage of original collateral at June 30, 2012 was 31.4%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $465,000 at June 30, 2012, of which $276,000 was determined to be a credit loss and charged to operations and $188,000 was determined to be non-credit related and included in the other comprehensive income component. There was a $48,000 other-than-temporary charge to earnings recorded during the six month period ended June 30, 2012 as compared to none for the same period in 2011.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2012, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $224,000 at June 30, 2012, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of June 30, 2012 and December 31, 2011.

	June 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$132,982	24.2%	$136,869	25.8%
Real estate – construction	66,327	12.1%	51,180	9.6%
Real estate – commercial	283,685	51.7%	270,688	51.1%
Real estate – residential	18,746	3.4%	19,201	3.6%
Consumer	47,831	8.7%	52,853	10.0%
Unearned fees	(615)	(0.1%)	(661)	(0.1%)
Total loans	$548,956	100.0%	$530,130	100.0%

For the six months ended June 30, 2012, total loans increased by $18.8 million, or 3.6%, to a new high of $549.0 million from $530.1 million at December 31, 2011. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. However, we anticipate continued increased loan volume to be a major challenge during 2012, as we continue to target credit worthy customers. Adverse credit conditions have created a difficult environment for both borrowers and lenders. The low rate environment has created a higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts.

Real estate commercial loans increased $13.0 million, or 4.8%, to $283.7 million at June 30, 2012 from $270.7 million at December 31, 2011. Real estate construction loans increased by $15.1 million, or 29.5%, to $66.3 million at June 30, 2012 from $51.2 million at December 31, 2011. This increase is primarily due to increased draws on existing commercial real estate construction loans as well as construction loans, which require initial draws on projects. These increases were partially offset by decreases in commercial and industrial loans, which decreased $3.9 million, or 2.8%, to $133.0 million at June 30, 2012 from $136.9 million at December 31, 2011, real estate residential loans decreased $455,000, or 2.4%, to $18.7 million at June 30, 2012 from $19.2 million at December 31, 2011 and consumer loans, which decreased $5.1 million, or 9.6%, to $47.8 million at June 30, 2012 from $52.9 million at December 31, 2011.

Other Real Estate Owned (“OREO”)

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At June 30, 2012, the Bank had $3.6 million in other real estate owned as compared to $7.8 million in other real estate owned at December 31, 2011.

The decrease of $4.2 million is primarily due to the sale of seven OREO properties with a carrying value of $4.4 million, for which the Company recorded a loss of $130,000 during the six months ended June 30, 2012. Additionally, the Company recorded $360,000 in impairments on two existing OREO properties, primarily due to a decrease in collateral values which was supported by current appraisals. These decreases were partially offset by the addition of two OREO properties totaling $525,000 as well as $66,000 of capitalized construction costs. Our OREO balance at June 30, 2012 consists of six properties with the largest OREO property totaling $830,000. This property is a 14 acre single family horse farm located in Somerset County. The Company has a contract for sale in the amount of $850,000. The remaining $2.7 million is comprised principally of real estate construction and residential real estate properties.

All of our OREO are being aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. We continually analyze our asset quality through a variety of strategies, we have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses are adequate to cover known and potential losses. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth County, New Jersey area. The Company has established a loan production office (“LPO”) in the Middlesex County area and has begun generating loans from this location as well. We continue to have lending success and growth in the medical markets through our Private Banking Department. Since the later part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated.

We continue to note positive signs in asset quality trends as the number of troubled loans continued to decrease over the course of 2011 and through the second quarter of 2012. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s efforts in identifying troubled credits early enough to correct problems, to record charge-offs promptly based on realistic assessments of current collateral values, and to maintain an adequate allowance for loan losses at all times.

At June 30, 2012, commercial and industrial loans accounted for 24.2% of total loans, real estate - construction loans accounted for 12.1% of total loans and real estate - commercial loans accounted for 51.7% of total loans. Real estate - residential accounted for 3.4% of total loans and consumer loans accounted for 8.7% of total loans. These percentages are well below our policy limits.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans and the financial results of some of those loans may be adversely affected by changes in the prevailing economic conditions, either nationally or in our local Union, Middlesex and Monmouth County areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration include whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment; or increases in pre-sales fallout. A new appraisal may not be necessary in instances where an internal evaluation is used and appropriately updates the original appraisal assumptions to reflect current market conditions and provides an estimate of the collateral’s fair value for impairment analysis.

Non-Performing Assets

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. During 2011, the Bank adopted Financial Accounting Standards Board (“FASB”) – Receivables (Topic 310) guidance on determination of whether a restructuring is a troubled debt restructuring (“TDR”). The guidance was applicable to restructurings on or after January 1, 2011. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDRs are included in non-performing loans.

At both June 30, 2012 and December 31, 2011, the Company had $5.2 million in non-accrual loans. All of the non-performing loans are secured by real estate. At June 30, 2012, there was one loan totaling $49,000 past due 90 days or more and still accruing, as this loan is well secured and is in the process of collection. At December 31, 2011, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of June 30, 2012 and December 31, 2011.

(dollars in thousands)	June 30, 2012	December 31, 2011

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$1,647	$2,349
Real estate-construction	-	292
Real estate-commercial	595	145
Real estate – residential	844	263
Consumer	2,130	2,191

Total Non-Accrual Loans	5,216	5,240

Loans 90 days or more past due and still accruing	49	-

Total Non-Performing Loans	5,265	5,240

Other Real Estate Owned	3,593	7,765

Total Non-Performing Assets	$8,858	$13,005

Ratios:

Non-Performing loans to total loans	0.96%	0.99%

Non-Performing assets to total assets	1.27%	1.93%

Troubled Debt Restructured Loans	$9,737	$7,579

Total non-performing loans increased by $25,000 from June 30, 2012 from December 31, 2011. Thirteen loans comprise the $5.3 million of non-performing loans at June 30, 2012 compared to twelve loans which comprised the $5.2 million at December 31, 2011. At June 30, 2012, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At June 30, 2012, non-performing commercial and industrial loans decreased by $702,000 from December 31, 2011, due to the settlement payoff of one loan totaling $517,000 wherein the Company received full principal including fees. Additionally, there was a full charge-off of one loan totaling $113,000 and a partial charge-off on one loan totaling $280,000, both of which were previously reserved for, and the transfer of one loan to OREO totaling $335,000 which was subsequently sold during the second quarter 2012, in which the Company recorded a gain of $7,000. These decreases were partially offset by the addition of two loans totaling $543,000.

At June 30, 2012, non-performing real estate construction loans decreased by $292,000 from December 31, 2011. The loan reported as of December 31, 2011 was taken into OREO via Deed-in-Lieu during the second quarter.

At June 30, 2012, non-performing real-estate commercial loans increased by $450,000 from December 31, 2011, due to the addition of one loan in which the Company is a sub-participant with several other participants. The Company’s exposure is 6.0% of the total outstanding principal balance.

At June 30, 2012, non-performing real estate residential loans increased by $581,000 from December 31, 2011, due to the addition of two residential loans.

At June 30, 2012, non-performing consumer loans decreased by $61,000 from December 31, 2011, due to the partial charge-off of $158,000 on one loan, which was previously reserved for and the pay-off including fees, of two loans totaling $253,000. These decreases were partially offset by the addition of one loan totaling $350,000 during the six month period ending June 30, 2012.

At June 30, 2012, the Company had one consumer loan for $49,000 that was 90 days or more past due and still accruing as it is well secured and is in the process of collection.

At June 30, 2012, OREO balance was at $3.6 million as compared to $7.8 million at December 31, 2011. Our single largest OREO asset in the amount of $830,000. This property is a 14 acre single family horse farm located in Somerset County. The Company has a contract for sale on this property in the amount of $850,000. The remaining $2.7 million is comprised principally of real estate construction and residential real estate properties. During the six months ended June 30, 2012, there have been seven OREO sales totaling $4.4 million during the six months ended June 30, 2012, in which the Company recorded a net loss in the amount of $130,000.

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

As of June 30, 2012, loans modified in a troubled debt restructuring totaled $9.7 million, including $4.3 million that are current, $2.3 million that are 30-59 days past due and $3.1 million that are 60-89 days past due. The Company believes that the loans in the 60-89 day category will be resolved and brought current during the third quarter of 2012. There were no loans 90 days or more past due.  All loans modified in a troubled debt restructuring as of June 30, 2012, were current at the time of the modifications.

Potential Problem Loans

The Company’s commitment to asset quality continues to follow our strategic imperatives. Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans that continue to accrue interest. At June 30, 2012, the Company had $45.8 million in loans that were risk rated as special mention or substandard. This is an increase of approximately $9.7 million from year ended December 31, 2011, which totaled $36.1 million. The change in risk rated loans was attributable to certain loan which were downgraded due to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrower. All loans which were downgraded during the six month period ended June 30, 2012, are currently performing and management believes that the continued success in aggressively monitoring the issues surrounding these loans can be cured. It is believed that the remediation of a majority of these loans represented in the increase may warrant a risk rating upgrade within the near future.

At June 30, 2012, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011.
	June 30,		December 31,
	2012	2011	2011
	(in thousands, except percentages)

Balance at beginning of year	$7,310	$6,246	$6,246
Provision charged to expense	620	1,125	2,205
Loans charged off, net	(672)	(569)	(1,141)
Balance of allowance at end of period	$7,258	$6,802	$7,310

Ratio of net charge-offs to average loans outstanding (annualized)	0.25%	0.22%	0.22%
Balance of allowance as a percent of loans at period-end	1.32%	1.31%	1.38%
Ratio of allowance at period-end to non-performing loans	137.85%	113.42%	139.50%

At June 30, 2012 and December 31, 2011, the Company’s allowance for loan losses was $7.3 million. Loss allowance as a percentage of total loans at June 30, 2012 was 1.32%, compared with 1.38% at December 31, 2011. The Company had total provisions to the allowance for loan losses for the six month period ended June 30, 2012 in the amount of $620,000 as compared to $1.1 million for the comparable period in 2011. There was $672,000 in net charge-offs for the six months ended June 30, 2012, compared to $569,000 for the same period in 2011. During the six month period ended June 30, 2012, the Company recorded gross charge-offs of $715,000, which represents four commercial and industrial loans totaling $472,000, one real estate construction loan totaling $60,000 and two consumer loans totaling $183,000. All loans which the Company charged-off or had a direct write-down had been previously identified and specific reserves were applied. Non-performing loans at June 30, 2012 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009, 2010 and 2011, the Company purchased an additional $3.5 million, $1.0 million and $3.5 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $107,000 and $46,000 for the six months ended June 30, 2012 and 2011, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $234,000 and $186,000 for the six months ended June 30, 2012 and 2011, respectively.

Premises and Equipment

Premises and equipment totaled approximately $2.5 million and $2.6 million at June 30, 2012 and December 31, 2011, respectively. The Company purchased premises and equipment amounting to $199,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $330,000 and $381,000 for the six months ended June 30, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.5 million at June 30, 2012 and December 31, 2011. The Company’s intangible assets at June 30, 2012 were comprised of $18.1 million of goodwill and $345,000 of core deposit intangibles, net of accumulated amortization of $1.8 million. The Company performed its annual goodwill impairment analysis as of September 30, 2011. Based on the results of the step one goodwill impairment analysis, the Company concluded that the potential for goodwill impairment existed and therefore a step two test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. Based on the results of that analysis, the Company determined that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2011, the Company’s intangible assets were comprised of $18.1 million of goodwill and $431,000 of core deposit intangibles, net of accumulated amortization of $1.7 million.

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

At June 30, 2012, total deposits amounted to $571.9 million, reflecting an increase of $18.0 million, or 3.2%, from December 31, 2011. Core checking deposits increased $18.2 million, or 12.3%, while savings accounts, inclusive of money market deposits, increased $7.2 million, or 2.5%. Conversely, higher cost time deposits decreased $7.3 million, or 6.5%, over this same period. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at June 30, 2012 accounted for 91.7% of total deposits compared to 90.5% at December 31, 2011. The balance in our certificates of deposit (“CDs”) over $100,000 at June 30, 2012 totaled $47.5 million as compared to $52.8 million at December 31, 2011. During the first quarter of 2011, the Company placed $5.0 million in brokered CDs. The term on these CDs ranged from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. During the first quarter of 2012, $3.5 million in brokered CDs were called and $2.7 million of new brokered CDs were placed at substantially lower rates for similar terms. During the second quarter of 2012, $2.1 million of additional brokered CDs were placed at 1.75% for a term of 84 months. At June 30, 2012, the Company has $6.3 million in brokered CDs, with rates ranging from 1.32% to 2.15% with original terms ranging from 54 to 84 months. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CDs were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. There were no outstanding borrowings under these lines at June 30, 2012 and December 31, 2011.  The Bank also has a remaining borrowing capacity with the FHLB of approximately $42.3 million based on the current loan collateral pledged of $55.8 million at June 30, 2012. At June 30, 2012 and December 31, 2011, the Bank had no short-term borrowings outstanding under this line.

Long-term debt consisted of the following FHLB fixed rate advances at June 30, 2012 and at December 31, 2011:

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $18.9 million at June 30, 2012 from $16.2 million at December 31, 2011, an increase of $2.7 million, or 16.7%.

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

At June 30, 2012, the Company had $40.7 million in cash and cash equivalents as compared to $38.0 million at December 31, 2011. Cash and cash equivalent balances consisted of no Federal funds sold at June 30, 2012 and December 31, 2011, and $29.6 million and $30.4 million at the Federal Reserve Bank of New York at June 30, 2012 and December 31, 2011, respectively. It was determined by management during 2010 to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averages approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provide the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(dollars in thousands)

Home equity lines of credit	$28,434	$27,524
Commitments to fund commercial real estate and construction loans	62,988	72,409
Commitments to fund commercial and industrial loans	55,648	56,272
Commercial and financial letters of credit	3,829	5,066
	$150,899	$161,271

Capital

Shareholders’ equity increased by approximately $2.4 million, or 2.8%, to $89.5 million at June 30, 2012 compared to $87.1 million at December 31, 2011. Net income for the six month period ended June 30, 2012 added $2.3 million to shareholders’ equity. Stock option compensation expense of $92,000, options exercised of $68,000 and net unrealized gains on securities available for sale, net of tax, of $92,000, all contributed to the increase. These increases were partially offset by decreases of $287,000 relating to the dividends on the preferred stock Series C.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at June 30, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2012, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories

The capital ratios of the Company and the Bank, at June 30, 2012 and December 31, 2011, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2012

Community Partners	10.49%	10.39%	11.93%	12.01%	13.15%	13.26%
Two River	10.49%	10.38%	11.93%	12.00%	13.16%	13.25%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

On July 26, 2012, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC).  This Registration Statement was declared effective by the SEC on August 6, 2012.   The filing of the Registration Statement does not require the Company to issue any securities. The Registration Statement will allow the Company the flexibility to offer and sell, from time to time, in one or more public offerings, up to a total aggregate of $30 million of its common stock, preferred stock, debt securities, or warrants, either separately or together. The debt securities, preferred stock and warrants may be convertible or exercisable or exchangeable for other debt or equity securities of the Company.  We will provide the specific terms of the securities offered in one or more supplements to the prospectus contained in the Registration Statement.

We intend to use the net proceeds from the sale of the securities registered by this Registration Statement for general corporate purposes. General corporate purposes may include, among other purposes, contribution to the capital of the Bank to support its lending and investing activities; the repayment of our debt; redemption of our outstanding Series C Preferred Stock; to support or fund acquisitions of other institutions or branches, if opportunities for such transactions become available; and investments in activities that are permitted for bank holding companies. We may temporarily invest funds that we do not immediately need for these purposes in investment securities or use them to make payments on our borrowings. The applicable prospectus supplement will provide details on the use of proceeds of any specific offering.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.                      Exhibits

3.1
Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-182855) filed with the SEC on July 26, 2012)

3.2		Bylaws, as amended, of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2011)

10.1	*	Two River Community Bank 2012 Incentive Bonus Program

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

COMMUNITY PARTNERS BANCORP

Date: August 14, 2012	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)