Form 10-Q
period 2012-09-30
Community Partners Bancorp
filed 2012-11-14
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

766 Shrewsbury Avenue, Tinton Falls, New Jersey	07724
(Address of Principal Executive Offices)	(Zip Code)

(732) 389-8722
(Registrant’s Telephone Number, Including Area Code)

1250 Highway 35 South, Middletown, New Jersey, 07748
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

As of November 5, 2012, there were 7,983,778 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.                      Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$11,882	$7,597
Interest-bearing deposits in bank	31,569	30,425

Cash and cash equivalents	43,451	38,022

Securities available-for-sale	48,019	47,455
Securities held-to-maturity (fair value of $16,010 and $13,222 at September 30, 2012 and December 31, 2011, respectively)	15,729	13,105
Restricted investments, at cost	3,040	2,237
Loans	555,038	530,130
Allowance for loan losses	(7,486)	(7,310)
Net loans	547,552	522,820

Other real estate owned	3,593	7,765
Bank-owned life insurance	13,345	12,998
Premises and equipment, net	2,371	2,640
Accrued interest receivable	1,983	1,928
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,800 and $1,675 at September 30, 2012 and December 31, 2011, respectively	306	431
Other assets	7,632	7,044

TOTAL ASSETS	$705,130	$674,554

LIABILITIES
Deposits:
Non-interest bearing	$96,923	$88,209
Interest bearing	480,748	465,703

Total Deposits	577,671	553,912

Securities sold under agreements to repurchase	18,866	16,218
Accrued interest payable	65	107
Long-term debt	13,500	13,500
Other liabilities	4,097	3,683

Total Liabilities	614,199	587,420

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at September 30, 2012, and December 31, 2011, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; 7,981,783 and 7,942,218 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	71,478	71,179
Retained earnings	6,950	3,693
Accumulated other comprehensive income	503	262
Total Shareholders' Equity	90,931	87,134

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$705,130	$674,554

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
 (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$7,333	$7,394	$21,844	$22,069
Securities:
Taxable	290	302	879	892
Tax-exempt	101	92	296	269
Federal funds sold and interest bearing deposits	15	31	57	77
Total Interest Income	7,739	7,819	23,076	23,307
INTEREST EXPENSE:
Deposits	991	1,165	3,099	3,547
Securities sold under agreements to repurchase	26	28	81	91
Borrowings	109	109	325	324
Total Interest Expense	1,126	1,302	3,505	3,962
Net Interest Income	6,613	6,517	19,571	19,345
PROVISION FOR LOAN LOSSES	330	730	950	1,855
Net Interest Income after Provision for Loan Losses	6,283	5,787	18,621	17,490
NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(32)	-	(85)	-
Less: Portion included in other comprehensive income (pre tax)	-	-	5	-
Net other-than-temporary impairment charges to earnings	(32)	-	(80)	-
Service fees on deposit accounts	166	135	456	403
Other loan fees	212	117	591	341
Earnings from investment in life insurance	113	92	347	278
Net realized gain on sale of securities	-	324	-	324
Net gain on sale of SBA loans	-	20	187	101
Other income	138	130	424	375
Total Non-Interest Income	597	818	1,925	1,822
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,774	2,634	8,175	7,957
Occupancy and equipment	780	797	2,317	2,419
Professional	167	242	515	649
Insurance	84	99	260	298
FDIC insurance and assessments	139	143	411	533
Advertising	75	60	210	170
Data processing	189	160	523	477
Outside services fees	134	102	383	298
Amortization of identifiable intangibles	39	47	125	153
OREO expenses, OREO impairments and sales, net	43	176	628	183
Loan workout expenses	110	5	201	85
Other operating	385	374	1,136	1,155
Total Non-Interest Expenses	4,919	4,839	14,884	14,377
Income before Income Taxes	1,961	1,766	5,662	4,935
INCOME TAX EXPENSE	727	661	2,087	1,829
Net Income	1,234	1,105	3,575	3,106
Preferred stock dividend and discount accretion	(31)	(402)	(318)	(688)
Net income available to common shareholders	$1,203	$703	$3,257	$2,418
EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.09	$0.41	$0.31
Diluted	$0.15	$0.09	$0.40	$0.30
Weighted average common shares outstanding:
Basic	7,952	7,924	7,939	7,877
Diluted	8,138	8,080	8,122	8,033

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)

	Three Months Ended September 30,
	2012	2011

Net income	$1,234	$1,105
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities recognized in income, net of deferred income tax 2012: $0; 2011 $130	-	(194)
Unrealized holdings gains on securities available for sale, net of deferred income tax 2012: $99; net of deferred tax benefit 2011: ($9)	149	5
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of deferred income tax benefit 2012: $13; 2011: $0	(19)	-
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net deferred income tax 2012: $13; 2011: $0	19	-

Other comprehensive income (loss)	149	(189)

Total comprehensive income	$1,383	$916

	Nine Months Ended September 30,
	2012	2011

Net income	$3,575	$3,106
Other comprehensive income:
Reclassification adjustment for gains on sales of securities recognized in income, net of deferred income tax 2012: $0; 2011 $130	-	(194)
Unrealized holdings gains on securities available for sale, net of deferred income tax 2012: $162; net of deferred tax benefit 2011: ($83)	244	274
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of deferred income tax benefit 2012: $34; 2011: $0	(51)	-
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net deferred income tax 2012 : $32; 2011: $0	48	-

Other comprehensive income	241	80

Total comprehensive income	$3,816	$3,186

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
(dollar amounts in thousands)

		Common Stock			Accumulated
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2012	$12,000	7,942,218	$71,179	$3,693	$262	$87,134

Net income	-	-	-	3,575	-	3,575

Other comprehensive income	-	-	-	-	241	241

Dividends on preferred stock, Series C	-	-	-	(318)	-	(318)

Options exercised	-	37,130	124	-	-	124

Restricted stock awards - forfeiture	-	(4,133)	(8)	-	-	(8)

Tax-benefit-exercised non-qualified stock options	-	-	12	-	-	12

Employee stock purchase program	-	6,568	35	-	-	35

Stock option compensation expense	-	-	136	-	-	136

Balance, September 30, 2012	$12,000	7,981,783	$71,478	$6,950	$503	$90,931

Balance January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Net income	-	-	-	3,106	-	3,106

Other comprehensive income	-	-	-	-	80	80

Preferred stock, Series C issued	12,000	-	-	-	-	12,000

Preferred stock, Series C issuance costs	-	-	-	(48)	-	(48)

Redemption of preferred stock, Series A	(9,000)	-	-	-	-	(9,000)

Dividends on preferred stock, Series C	-	-	-	(54)	-	(54)

Dividends on preferred stock, Series A	-	-	-	(262)	-	(262)

Preferred stock, Series A discount accretion	372	-	-	(372)	-	-

Options exercised	-	70,226	223	-	-	223

Tax-benefit-exercised non-qualified stock options	-	-	34	-	-	34

Employee stock purchase program	-	3,702	18	-	-	18

Stock option compensation expense	-	-	113	-	-	113

Balance, September 30, 2011	$12,000	7,694,857	$70,455	$3,695	$248	$86,398

See notes to the unaudited consolidated financial statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$3,575	$3,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	560
Provision for loan losses	950	1,855
Intangible amortization	125	153
Net amortization of securities premiums and discounts	208	111
Earnings from investment in life insurance	(347)	(278)
Net realized loss (gain) on sale of other real estate owned	130	(381)
Other-than-temporary impairment on securities available-for-sale	80	-
Impairment on property held for sale	-	100
Impairment on other real estate owned	360	275
Stock option and awards compensation expense	128	113
Net realized gain on securities available-for-sale	-	(324)
Gain from sale of SBA loans	(187)	(101)
(Increase) decrease in assets:
Accrued interest receivable	(55)	104
Other assets	(739)	74
(Decrease) increase in liabilities:
Accrued interest payable	(42)	(10)
Other liabilities	414	10
Net cash provided by operating activities	5,090	5,367
Cash flows from investing activities:
Purchase of securities available-for-sale	(9,280)	(24,634)
Purchase of securities held-to-maturity	(4,379)	(3,291)
Proceeds from repayments, calls and maturities of securities available-for-sale	8,836	10,093
Proceeds from repayments, calls and maturities of securities held to maturity	1,739	3,422
Proceeds from the sale of securities available-for-sale	-	4,048
Proceeds from sale of SBA loans	1,987	1,804
Purchase of restricted investments	(803)	(60)
Net increase in loans	(28,007)	(7,168)
Purchases of premises and equipment	(221)	(205)
Improvements on other real estate owned	(66)	(652)
Proceeds from sale of other real estate owned	4,273	2,852
Net cash used in investing activities	(25,921)	(13,791)
Cash flows from financing activities:
Net increase in deposits	23,759	19,626
Net increase in securities sold under agreements to repurchase	2,648	2,694
Proceeds from issuance of preferred stock, Series C	-	12,000
Preferred stock, Series C, issuance costs	-	(48)
Redemption of preferred stock, Series A	-	(9,000)
Cash dividends paid on preferred stocks	(318)	(316)
Proceeds from employee stock purchase plan	35	18
Proceeds from exercise of stock options	124	223
Tax benefit of options exercised	12	34
Net cash provided by financing activities	26,260	25,231
Net increase in cash and cash equivalents	5,429	16,807
Cash and cash equivalents – beginning	38,022	34,443
Cash and cash equivalents - ending	$43,451	$51,250
Supplementary cash flow information:
Interest paid	$3,547	$3,972
Income taxes paid	$2,635	$2,547
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$525	$588

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 30, 2012 (the “2011 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three and nine months ended September 30, 2012. These reclassifications had no effect on net income.

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

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2011-08; In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the pre-existing goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and Other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption of this ASU did not have an impact on its consolidated financial statements.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2012, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

NOTE 4 – EARNINGS PER COMMON SHARE (Continued)

 The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
Net income	$1,234	$1,105	$3,575	$3,106

Preferred stock dividend and discount accretion	(31)	(402)	(318)	(688)

Net income applicable to common shareholders	$1,203	$703	$3,257	$2,418

Weighted average common shares outstanding	7,951,849	7,923,684	7,939,209	7,877,408

Effect of dilutive securities, stock options and warrants	185,743	156,792	182,978	155,577

Weighted average common shares outstanding used to calculate diluted earnings per share	8,137,592	8,080,476	8,122,187	8,032,985

Basic earnings per common share	$0.15	$0.09	$0.41	$0.31
Diluted earnings per common share	$0.15	$0.09	$0.40	$0.30

Dilutive securities in the table above exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. Stock options and warrants that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 335,005 for both the three and nine month periods ended September 30, 2012, as compared to 340,826 for both the three and nine month periods ended September 30, 2011, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

September 30, 2012:

Securities available for sale:
U.S. Government agency securities	$1,200	$-	$-	$-	$1,200
Municipal securities	1,257	64	-	-	1,321
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	21,219	781	-	(2)	21,998
Collateralized residential mortgage obligations	17,175	315	-	(2)	17,488
Corporate debt securities, primarily financial institutions	4,020	45	(166)	(311)	3,588

	44,871	1,205	(166)	(315)	45,595
Community Reinvestment Act (“CRA”)
mutual fund	2,318	106	-	-	2,424

	$47,189	$1,311	$(166)	$(315)	$48,019

Securities held to maturity:
Municipal securities	$11,893	$636	$-	$(4)	$12,525
GSE – Residential mortgage-backed securities	1,089	13	-	-	1,102
Collateralized residential mortgage obligations	936	-	-	(1)	935
Corporate debt securities, primarily financial institutions	1,811	-	-	(363)	1,448

	$15,729	$649	$-	$(368)	$16,010

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2011:

Securities available for sale:
U.S. Government agency securities	$2,250	$8	$-	$-	$2,258
Municipal securities	1,261	46	-	-	1,307
GSE – Residential mortgage-backed securities	21,317	581	-	(20)	21,878
Collateralized residential mortgage obligations	16,865	298	-	-	17,163
Corporate debt securities, primarily financial institutions	3,067	-	(183)	(356)	2,528

	44,760	933	(183)	(376)	45,134

CRA mutual fund	2,258	63	-	-	2,321

	$47,018	$996	$(183)	$(376)	$47,455

Securities held to maturity:
Municipal securities	$11,296	$613	$-	$(2)	$11,907
Corporate debt securities, primarily financial institutions	1,809	-	-	(494)	1,315

	$13,105	$613	$-	$(496)	$13,222

The amortized cost and fair value of the Company’s debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$3,491	$3,497
Due in one year through five years	1,793	1,802	1,796	1,916
Due in five years through ten years	2,666	2,686	4,727	4,991
Due after ten years	2,018	1,621	3,690	3,569

	6,477	6,109	13,704	13,973

GSE – Residential mortgage-backed securities	21,219	21,998	1,089	1,102
Collateralized residential mortgage obligations	17,175	17,488	936	935

	$44,871	$45,595	$15,729	$16,010

The Company had no securities sales during the three and nine months ended September 30, 2012 as compared to nine securities sales totaling $4,048,000 and recorded a gross realized gain of $324,000 from these sales for the same period in 2011.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $26,866,000 and $27,412,000 at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012:	(in thousands)

GSE – Residential mortgage-backed securities	$-	$-	$867	$(2)	$867	$(2)
Collateralized residential mortgage obligations	2,250	(3)	-	-	2,250	(3)
Municipal securities	759	(4)	-	-	759	(4)
Corporate debt securities, primarily financial institutions	-	-	2,657	(839)	2,657	(839)

Total Temporarily
Impaired Securities	$3,009	$(7)	$3,524	$(841)	$6,533	$(848)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:	(in thousands)

Municipal securities	$969	$(2)	$-	$-	$969	$(2)
GSE – Residential mortgage-backed securities	3,490	(20)	-	-	3,490	(20)
Corporate debt securities, primarily financial institutions	1,252	(50)	2,591	(983)	3,843	(1,033)

Total Temporarily
Impaired Securities	$5,711	$(72)	$2,591	$(983)	$8,302	$(1,055)

The Company had 11 securities in an unrealized loss position at September 30, 2012. In management’s opinion, the unrealized losses in municipal securities, collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. These single issue securities are from large money center banks. Any decline in fair value is due in large part to changes in market credit spreads and rating agency downgrades. As of September 30, 2012, all of these securities are current with their scheduled interest payments and are expected to continue to perform in accordance with their respective contractual terms and conditions. As such, management concluded that these securities were not other-than-temporarily impaired as of September 30, 2012. There can be no assurance that future deterioration in the cash flow of these securities or the credit quality of the financial institutions could require the recognition of other-than-temporary impairment charges in the future.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $192,000 at September 30, 2012. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant unobservable input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 28 out of 40 banks that are performing at September 30, 2012. The deferrals and defaults as a percentage of original collateral at September 30, 2012 was 31.7%. Total other-than-temporary impairment on this security was $474,000 at September 30, 2012, of which $308,000 was determined to be a credit loss and charged to operations and $166,000 was determined to be non-credit related and recognized in the other comprehensive income component. There was a $32,000 and an $80,000 other-than-temporary impairment charge to earnings during the three and nine months ended September 30, 2012, respectively, as compared to none for the same periods in 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	2012	2011

Beginning balance, July 1,	$276	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	32	-

Ending balance, September 30,	$308	$228

Beginning balance, January 1,	$228	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	80	-

Ending balance, September 30,	$308	$228

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status when the loan is 90 days or more past due if repayment of the debt or restoration to a current status will occur in the near term and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest previously accrued on these loans is reversed from income. Interest received on nonaccrual loans’ including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2012 and December 31, 2011, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention, have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor and/or guarantor of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectable and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

The components of the loan portfolio at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)

Commercial and industrial	$134,390	$136,869
Real estate – construction	72,878	51,180
Real estate – commercial	284,578	270,688
Real estate – residential	18,794	19,201
Consumer	44,986	52,853

	555,626	530,791
Allowance for loan losses	(7,486)	(7,310)
Unearned fees	(588)	(661)

Net Loans	$547,552	$522,820

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2012			(In Thousands)

Commercial and industrial	$2,141	$798	$2,294	$5,233	$129,157	$134,390	$647
Real estate – construction	166	-	-	166	72,712	72,878	-
Real estate – commercial	7,025	1,611	4,047	12,683	271,895	284,578	3,097
Real estate – residential	158	-	263	421	18,373	18,794	-
Consumer	94	159	1,829	2,082	42,904	44,986	-

Total	$9,584	$2,568	$8,433	$20,585	$535,041	$555,626	$3,744

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2011			(In Thousands)

Commercial and industrial	$538	$1,776	$2,349	$4,663	$132,206	$136,869	$-
Real estate – construction	-	-	292	292	50,888	51,180	-
Real estate – commercial	5,499	-	145	5,644	265,044	270,688	-
Real estate – residential	-	998	263	1,261	17,940	19,201	-
Consumer	375	50	2,191	2,616	50,237	52,853	-

Total	$6,412	$2,824	$5,240	$14,476	$516,315	$530,791	$-

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In Thousands)

Commercial and industrial	$1,647	$2,349
Real estate – construction	-	292
Real estate – commercial	950	145
Real estate – residential	263	263
Consumer	1,829	2,191

Total	$4,689	$5,240

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three and nine months ended September 30, 2012 and 2011:

Three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	1	148	148

Total	1	$148	$148

	Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	3	$2,011	$2,011
Real estate – construction	-	-	-
Real estate – commercial	1	196	196
Real estate – residential	-	-	-
Consumer	1	148	148

Total	5	$2,355	$2,355

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

	Nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$374	$368
Real estate – construction	-	-	-
Real estate – commercial	1	2,630	2,626
Real estate – residential	-	-	-
Consumer	-	-	-

Total	3	$3,004	$2,994

The Company classifies all troubled debt restructurings as impaired loans and risk rated as substandard. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to market conditions, our willingness to accept a lower sales price to effectuate a quick sale, and costs to dispose of any supporting collateral.

As a result of our impairment evaluation, there were $58,000 in reserves established against two loans that are current and classified as troubled debt restructurings as of September 30, 2012. Our troubled debt restructured loans are typically modified to a short-term payment plan. The extent of these plans are generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of September 30, 2012, were granted interest rate concessions. The Company does not expect to recast legal documents and/or forgive any interest or principal.

As of September 30, 2012, loans modified in a troubled debt restructuring totaled $9.9 million, including $4.3 million that are current, $2.0 million that are 30-59 days past due and $3.6 million greater than 90 days past due and are still accruing. All loans modified in a troubled debt restructuring as of September 30, 2012, were current at the time of the modifications.

The Company had financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the nine month periods ended September 30, 2012 relating to three real estate commercial loans totaling $3.6 million as compared to two consumer loans totaling $252,000 for the three and nine month periods ending September 30, 2011.

During the nine months ended September 30, 2012 there were no loans placed on non-accrual status that were troubled debt restructured loans as compared to two consumer loans totaling $252,000 during the same period in 2011.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the nine months ended September 30, 2012 and at or for the year ended December 31, 2011:

	At or for the nine months ended September 30, 2012
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$5,125	$5,125	$-	$5,151	$201
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,241	4,241	-	4,252	101
Real estate – residential	148	148	-	153	8
Consumer	48	48	-	49	3

With an allowance recorded:
Commercial and industrial	$3,120	$3,120	$361	$3,054	$79
Real estate – construction	-	-	-	-	-
Real estate – commercial	1,816	1,816	42	1,819	62
Real estate – residential	263	263	69	263	-
Consumer	1,780	1,780	300	1,780	-

Total:
Commercial and industrial	$8,245	$8,245	$361	$8,205	$280
Real estate – construction	-	-	-	-	-
Real estate – commercial	6,057	6,057	42	6,071	163
Real estate – residential	411	411	69	416	8
Consumer	1,828	1,828	300	1,829	3

	$16,541	$16,541	$772	$16,521	$454

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2011
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2011

With no related allowance recorded:
Commercial and industrial	$3,423	$3,423	$-	$3,436	$139
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,510	3,510	-	3,529	160
Real estate – residential	225	225	-	225	4
Consumer	251	251	-	251	8

With an allowance recorded:
Commercial and industrial	$2,914	$3,161	$928	$2,876	$55
Real estate – construction	292	292	63	414	20
Real estate – commercial	4,228	4,228	188	4,265	244
Real estate – residential	263	263	15	263	5
Consumer	1,938	1,938	254	1,938	-

Total:
Commercial and industrial	$6,337	$6,584	$928	$6,312	$194
Real estate – construction	292	292	63	414	20
Real estate – commercial	7,738	7,738	188	7,794	404
Real estate – residential	488	488	15	488	9
Consumer	2,189	2,189	254	2,189	8

	$17,044	$17,291	$1,448	$17,197	$635

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012	(In Thousands)

Commercial and industrial	$114,086	$7,264	$13,040	$-	$134,390
Real estate – construction	68,656	706	3,516	-	72,878
Real estate – commercial	267,763	4,685	12,130	-	284,578
Real estate – residential	18,425	-	369	-	18,794
Consumer	42,558	141	2,287	-	44,986

Total:	$511,488	$12,796	$31,342	$-	$555,626

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011	(In Thousands)

Commercial and industrial	$119,531	$4,683	$12,655	$-	$136,869
Real estate – construction	50,346	-	834	-	51,180
Real estate – commercial	255,877	4,300	10,511	-	270,688
Real estate – residential	18,938	-	263	-	19,201
Consumer	49,973	144	2,736	-	52,853

Total:	$494,665	$9,127	$26,999	$-	$530,791

The following tables present the balance in the allowance for loan losses at September 30, 2012 and December 31, 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
September 30, 2012			(In Thousands)

Commercial and industrial	$1,899	$361	$1,538	$134,390	$8,245	$126,145
Real estate – construction	1,794	-	1,794	72,878	-	72,878
Real estate – commercial	2,539	42	2,497	284,578	6,057	278,521
Real estate – residential	213	69	144	18,794	411	18,383
Consumer	974	300	674	44,986	1,828	43,158
Unallocated	67	-	67	-	-	-

Total:	$7,486	$772	$6,714	$555,626	$16,541	$539,085

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2011			(In Thousands)

Commercial and industrial	$2,448	$928	$1,520	$136,869	$6,337	$130,532
Real estate – construction	1,222	63	1,159	51,180	292	50,888
Real estate – commercial	2,412	188	2,224	270,688	7,738	262,950
Real estate – residential	256	15	241	19,201	488	18,713
Consumer	880	254	626	52,853	2,189	50,664
Unallocated	92	-	92	-	-	-

Total:	$7,310	$1,448	$5,862	$530,791	$17,044	$513,747

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2012 and 2011:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2012	$1,898	$2,391	$1,672	$199	$994	$104	$7,258
Charge-offs	(79)	-	-	-	(50)	-	(129)
Recoveries	3	-	24	-	-	-	27
Provision	77	148	98	14	30	(37)	330

Ending balance, September 30, 2012	$1,899	$2,539	$1,794	$213	$974	$67	$7,486

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(708)	-	(60)	-	(76)	-	(844)
Recoveries	8	-	61	-	1	-	70
Provision	151	127	571	(43)	169	(25)	950

Ending balance, September 30, 2012	$1,899	$2,539	$1,794	$213	$974	$67	$7,486

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2011	$2,332	$2,408	$787	$265	$930	$80	$6,802
Charge-offs	(247)	-	-	-	(300)	-	(547)
Recoveries	5	-	-	-	3	-	8
Provision	359	(97)	129	29	312	(2)	730

Ending balance, September 30, 2011	$2,449	$2,311	$916	$294	$945	$78	$6,993

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(482)	-	(82)	-	(588)	-	(1,152)
Recoveries	17	-	-	-	27	-	44
Provision	833	118	103	18	713	70	1,855

Ending balance, September 30, 2011	$2,449	$2,311	$916	$294	$945	$78	$6,993

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), subject to shareholder approval. The Plan, which was approved by the Company’s shareholders at the 2007 annual meeting of shareholders held on May 15, 2007, provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2012, the number of shares of Company common stock remaining and available for future issuance under the Plan is 285,503 after adjusting for subsequent stock dividends.

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

On August 15, 2012, the Committee awarded an officer incentive stock options to purchase an aggregate of 3,000 shares of Company’s common stock. These options are scheduled to vest 25% per year over four years beginning August 14, 2014. These options were granted with an exercise price of $5.56 per share based upon the average trading price of Company’s common stock on the grant date.

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

Stock based compensation expense related to the stock option grants, was approximately $40,000 and $118,000 during the three and nine months ended September 30, 2012, respectively, and $29,000 and $88,000 for the three and nine months ended September 30, 2011, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $346,000 as of September 30, 2012 and will be recognized over the subsequent 2.8 years.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The following table presents information regarding the Company’s outstanding stock options at September 30, 2012:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	917,581	$6.82
Options granted	6,000	5.66
Options exercised	(37,130)	3.34
Options forfeited	(4,845)	4.02
Options outstanding, September 30, 2012	881,606	$6.98	4.9 years	$1,081,392
Options exercisable, September 30, 2012	585,614	$8.35	3.4 years	$602,903
Option price range at September 30, 2012	$3.01 to $14.17

The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $39,000 and $76,000, respectively. Cash received from such exercises was $56,000 and $124,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011, was $52,000 and $119,000, respectively. Cash received from such exercises was $87,000 and $223,000, respectively. A tax benefit of $2,000 and $11,000 was recognized during the three and nine months ended September 30, 2012, respectively, as compared to a tax benefit of $21,000 and $34,000 during the three and nine month periods ended September 30, 2011, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on August 15, 2012:

Dividend yield	0.00%
Expected volatility	29.97%
Risk-free interest rate	1.18%
Forfeiture rate	0.00%
Expected life	7.5 years
Weighted average fair value of options granted	$1.94

The following weighted average assumptions were used to estimate the fair value of the stock options granted on March 21, 2012:

Dividend yield	0.00%
Expected volatility	30.82%
Risk-free interest rate	1.40%
Forfeiture rate	0.00%
Expected life	7.5 years
Weighted average fair value of options granted	$2.09

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Total unrecognized compensation cost related to restricted stock options under the Plan was $17,000 as of September 30, 2012 and will be recognized over the subsequent 1.0 years. As of September 30, 2012, all restricted stock shares were unvested.

For the three and nine month period ended September 30, 2012, the Company recorded a $6,000 and $11,000 expense for stock based compensation expense, respectively,  as compared to a $8,000 and $25,000 expense for the three and nine month periods ended September 30, 2011, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and nine months period ended September 30, 2012 and 2011 related to the restricted stock compensation.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The following table summarizes information about restricted stock at September 30, 2012 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2011	22,042	$3.93
Forfeited	(4,133)	3.93
Unvested at September 30, 2012	17,909	$3.93

All 2012 share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 and payable on December 30, 2011 to shareholders of record on December 13, 2011.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2012, the Company had $3,860,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at September 30, 2012 and December 31, 2011, respectively, as follows:

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

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at variable rates and are renewed annually. There were no borrowings under these lines of credit at September 30, 2012 and December 31, 2011.

The Company has a remaining borrowing capacity with the FHLB of approximately $41,554,000 based on $55,054,000 loans pledged at September 30, 2012. There were no short-term borrowings from the FHLB at September 30, 2012.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At September 30, 2012	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$1,200	$-	$1,200
Municipal securities	-	1,321	-	1,321
GSE: Residential mortgage-backed securities	-	21,998	-	21,998
Collateralized residential mortgage obligations	-	17,488	-	17,488
Corporate debt securities, primarily financial institutions	-	3,562	26	3,588
CRA mutual fund	2,424	-	-	2,424

Total	$2,424	$45,569	$26	$48,019

At December 31, 2011

Securities available for sale:
U.S. Government agency securities	$-	$2,258	$-	$2,258
Municipal securities	-	1,307	-	1,307
GSE: Residential mortgage-backed securities	-	21,878	-	21,878
Collateralized residential mortgage obligations	-	17,163	-	17,163
Corporate debt securities, primarily financial institutions	-	2,439	89	2,528
CRA mutual fund	2,321	-	-	2,321

Total	$2,321	$45,045	$89	$47,455

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2012	2011
	(in thousands)

Beginning balance, July 1,	$36	$74
Total gains/(losses):
Included in earnings	(32)	-
Included in other comprehensive income	22	(5)

Ending balance, September 30,	$26	$69

Beginning balance, January 1,	$89	$29
Total gains/(losses):
Included in earnings	(80)	-
Included in other comprehensive income	17	40

Ending balance, September 30,	$26	$69

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2012
Impaired loans	$-	$-	$6,207	$6,207
Other real estate owned	-	-	3,593	3,593
Property held for sale	-	-	1,000	1,000

At December 31, 2011
Impaired loans	$-	$-	$8,187	$8,187
Other real estate owned	-	-	7,765	7,765
Property held for sale	-	-	1,000	1,000

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1, 2 and 3 for the nine months ended September 30, 2012.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO is 2.5% to 40.0%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2012, properties totaling $3,593,000 as compared to $7,765,000 at December 31, 2011, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•	Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2012 and December 31, 2011, the Company determined that no active market existed for our one pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours.  Due to the subordination of the security, discount margins contemplated in the valuation at September 30, 2012 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

Restricted Investments (carried at cost):

The carrying amount of restricted investment in Federal Home Loan Bank stock, Atlantic Central Bankers Bank stock and Solomon Hess SBA Loan Fund approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (carried at cost):

The fair values of loans, excluding collateral dependent impaired loans, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans, including liquidity. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. The valuation of the loan portfolio reflects discounts that the Company believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Due to the significant judgment involved in evaluating credit quality risk, loans are classified within level 3 of the fair value hierarchy.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

Accrued Interest Receivable and Payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates their respective fair values.

Deposit Liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees were not material at September 30, 2012 and December 31, 2011.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

 The estimated fair values of the Company’s financial instruments at September 30, 2012 were as follows:

	Fair Value Measurements at September 30, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$43,451	$43,451	$43,451	$-	$-
Securities available for sale	48,019	48,019	2,424	45,569	26
Securities held to maturity	15,729	16,010	-	16,010	-
Restricted investments	3,040	3,040	-	-	3,040
Loans receivable	547,552	547,713	-	-	547,713
Accrued interest receivable	1,983	1,983	1,983	-	-

Financial liabilities:
Deposits	577,671	579,368	473,763	105,605	-
Securities sold under agreements to repurchase	18,866	18,866	18,866	-	-
Long-term debt	13,500	14,942	-	14,942	-
Accrued interest payable	65	65	65	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
(in thousands)

Financial assets:
Cash and cash equivalents	$38,022	$38,022
Securities available for sale	47,455	47,455
Securities held to maturity	13,105	13,222
Restricted investments	2,237	2,237
Loans receivable	522,820	516,174
Accrued interest receivable	1,928	1,928

Financial liabilities:
Deposits	553,912	556,442
Securities sold under agreements to repurchase	16,218	16,218
Long-term debt	13,500	14,950
Accrued interest payable	107	107

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-

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

Dividend rates on the SBLF Preferred Shares are determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares”), previously issued to the Treasury under the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”). The TARP Preferred Shares, issued under TARP CPP, qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years.

The terms of the SBLF Preferred Shares imposes limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Shares, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Shares, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Shares, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the three months ended September 30, 2012, the dividend rate was 3.343% and will be 4.323% and 3.511% for the fourth quarter of 2012 and first quarter of 2013, respectively.

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

Additionally, on October 26, 2011, the Company redeemed the TARP CPP warrant issued to the U.S. Treasury for $460,000.

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2012, Hurricane Sandy made landfall in New Jersey and caused damage across large portions of the Mid-Atlantic, Northeastern, and Midwestern United States. While we experienced no substantial damage to any of our facilities, our operations remained closed until October 30, 2012, with limited operational capabilities through November 5, 2012.  Additionally, many of our customers have been negatively impacted.  As the aftermath of the storm is still affecting large portions of the region, we are currently unable to quantify the financial impact of the storm. However, it is not expected to be significant to the Company’s overall fourth-quarter 2012 financial results.

In early October 2012, the Company relocated and consolidated its executive offices and all bank related departments into a new corporate headquarters located in Tinton Falls, New Jersey. It is expected that we will incur a one-time charge in conjunction with our relocation and consolidation during the fourth quarter of 2012, which we are unable to quantify at this time due to ongoing negotiations with our vendors. However, it is not expected that the financial impact of this one-time charge will be significant to the Company’s overall financial results for the fourth quarter of 2012.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing for goodwill was completed at September 30, 2012 and no goodwill impairment was recorded.

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

Overview

The Company reported net income to common shareholders of $1.2 million for the three months ended September 30, 2012, compared to $703,000, for the same period in 2011, an increase of $500,000, or 71.1%. Basic and diluted earnings per common share after preferred stock dividends and accretion were both $0.15 for the quarter ended September 30, 2012 compared to $0.09 for the same period in 2011. Net income to common shareholders for the third quarter of 2012 was positively impacted by a $69,000 refund from the U.S. Treasury for an overpayment of dividends paid on our preferred stock issued in connection with the Small Business Lending Fund (“SBLF”) established under the Small Business Jobs Act of 2010. These refunds relate to prior period dividend rate revisions. For the same period in 2011, net income to common shareholders was adversely impacted by a $301,000 remaining discount accretion resulting from the redemption of the preferred stock issued under the U.S. Treasury TARP Capital Purchase Plan. Excluding the effect of these items, net income to common shareholders for the three months ended September 30, 2012 would have amounted to $1.1 million compared to $1.0 million for the same period in 2011, an increase of $130,000 or 12.9%. The annualized return on average assets increased to 0.71% for the three months ended September 30, 2012 as compared to 0.65% for the same period in 2011. The annualized return on average shareholders’ equity increased to 5.47% for the three month period ended September 30, 2012 as compared to 5.23% for the three month period ended September 30, 2011.

The Company reported net income to common shareholders of $3.3 million for the nine months ended September 30, 2012, compared to $2.4 million, for the same period in 2011, an increase of $839,000, or 34.7%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.41 and $0.40, respectively, for the nine months ended September 30, 2012 compared to $0.31 and $0.30, respectively, for the same period in 2011. Net income to common shareholders for the nine months ended September 30, 2012 was positively impacted by the $69,000 refund from the U.S. Treasury described above. These refunds relate to prior period dividend rate revisions. For the same period in 2011, net income to common shareholders was adversely impacted by the $301,000 remaining discount accretion described above. Excluding the effect of these items, net income to common shareholders for the nine months ended September 30, 2012 would have amounted to $3.2 million compared to $2.7 million for the same period in 2011, an increase of $469,000 or 17.2%. The annualized return on average assets increased to 0.69% for the nine months ended September 30, 2012 as compared to 0.62% for the same period in 2011. The annualized return on average shareholders’ equity increased to 5.35% for the nine month period ended September 30, 2012 as compared to 5.03% for the nine month period ended September 30, 2011. Tangible book value per common share rose to $7.58 at September 30, 2012 as compared to $7.04 at September 30, 2011, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $96,000, or 1.5%, for the quarter ended September 30, 2012 from the same period in 2011, primarily due to an increase in average interest earning assets partially offset by a contraction in our net interest margin. On a linked quarter basis, net interest income increased by $161,000, or 2.5%, from the second quarter of 2012 also due principally to an increase in our average interest earning assets. The Company reported a net interest margin of 4.09% for the quarter ended September 30, 2012, an increase of 1 basis point when compared to the 4.08% reported for the quarter ended June 30, 2012 and a decrease of 7 basis points when compared to the 4.16% for the quarter ended September 30, 2011. The decline from last year was primarily due to the low interest rate environment as well as the timing of a portion of loan growth, which occurred in the latter part of the quarter. In addition, $31,000 of interest and late fee reversals was recorded on loans, which were transferred into non-accrual status during the quarter ended September 30, 2012.

Net interest income increased by $226,000, or 1.2%, for the nine months ended September 30, 2012 compared to the same period in 2011, primarily resulting from a higher level of average interest earning assets. The Company reported a net interest margin of 4.12% for the nine months ended September 30, 2012, a decrease of 12 basis points compared to the 4.24% reported for the nine months ended September 30 30, 2011. The Company’s net interest income increased despite margin compression resulting from the maturities, prepayments or contractual repricing of loans and securities in this extended period of low interest rates.

The provision for loan losses for the three months ended September 30, 2012 was $330,000, compared to a provision for loan losses of $730,000 for the corresponding 2011 period. The provision for loan losses for the nine months ended September 30, 2012 was $950,000, as compared to a provision for loan losses of $1.9 million, for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The provision for the comparable 2011 period considered the same factors.

Non-interest income for the quarter ended September 30, 2012 totaled $597,000, a decrease of $221,000, or 27.0%, compared to the same period in 2011. The decrease was primarily due to $324,000 of gains on the sale of securities in 2011 compared to no security sales in 2012. Additionally, a $32,000 credit loss recorded on a pooled trust preferred security was recorded during the third quarter 2012. These decreases were partially offset by an increase in fees generated by our residential mortgage department, higher bank-owned life insurance income resulting from increased purchases of such investments in the fourth quarter of 2011 along with an increase in service fees on deposit accounts. Non-interest income for the nine months ended September 30, 2012 totaled $1.9 million, an increase of $103,000, or 5.7%, compared to the same period in 2011. The increase was due primarily to an increase in fees generated by our residential mortgage department, increases in service fees on deposit accounts, higher bank-owned life insurance income resulting from increased purchases of such investments in the fourth quarter of 2011, as well as higher gains on the sale of SBA loans. These increases were partially offset by a decrease in the gains on the sale of securities available for sale, as well as an $80,000 credit loss on a pooled trust preferred security recorded during the nine month period September 30, 2012.

Non-interest expense for the quarter ended September 30, 2012 totaled $4.9 million, an increase of $80,000, or 1.7%, from the same period in 2011. This increase was primarily due to a $140,000 increase in salaries and benefits resulting from higher residential mortgage commissions, along with the hiring of additional key personnel as the Company continues to expand its lending division. These increases were partially offset by lower professional fees and occupancy and equipment expense. Non-interest expense for the nine months ended September 30, 2012 totaled $14.9 million, an increase of $507,000, or 3.5%, over the same period in 2011, due primarily to same year over year items discussed above.

Total assets at September 30, 2012 were $705.1 million, an increase of 4.5% from total assets of $674.6 million at December 31, 2011. Total loans at September 30, 2012 were $555.0 million, an increase of 4.7% compared to $530.1 million at December 31, 2011. Total deposits were $577.7 million at September 30, 2012, an increase of 4.3% from total deposits of $553.9 million at December 31, 2011. Core checking deposits at September 30, 2012 increased $17.5 million, or 11.8%, when compared to year-end 2011, resulting primarily from increased business and consumer activity, while savings accounts, inclusive of money market deposits, increased 5.5%. Conversely, higher cost time deposits decreased 8.6% over this same period.

The Company’s allowance for loan losses was $7.5 million at September 30, 2012 compared to $7.3 million at December 31, 2011. The allowance for loan losses as a percentage of total loans at September 30, 2012 was 1.35%, compared with 1.38% at December 31, 2011. Non-performing assets at September 30, 2012, as a percentage of total assets were 1.71%, down from 1.93% at December 31, 2011. Non-performing assets decreased to $12.0 million at September 30, 2012 as compared to $13.0 million at December 31, 2011.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and Federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses. Other income consists primarily of service charges, commissions and fees, earnings from investment in life insurance and gains on the sale of securities, while other expenses are primarily comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	As of and for the Three months ended September 30,		As of and for the Nine months ended September 30,
	2012	2011	2012	2011
Return on average assets	0.71%	0.65%	0.69%	0.62%
Return on average tangible assets (1)	0.73%	0.67%	0.71%	0.64%
Return on average shareholders' equity	5.47%	5.23%	5.35%	5.03%
Return on average tangible shareholders' equity (1)	6.87%	6.72%	6.75%	6.50%
Net interest margin	4.09%	4.16%	4.12%	4.24%
Average equity to average assets	12.93%	12.49%	12.90%	12.43%
Average tangible equity to average tangible assets (1)	10.57%	10.02%	10.50%	9.89%

(1)	The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	As of and for the Three months ended September 30,			As of and for the Nine months ended September 30,
	2012	2011		2012	2011

Net income available to common shareholders	$1,203	$703		$3,257	$2,418
Effect of U.S. Treasury preferred stock refund	(69)	-		(69)	-
Effect of accelerated portion of discount accretion	-	301		-	301
Net income available to common shareholders
excluding U.S. Treasury preferred stock
refund and accelerated discount accretion	$1,134	$1,004		$3,188	$2,719

Diluted earnings per common share	$0.15	$0.09		$0.40	$0.30
Effect of U.S. Treasury preferred stock refund	(0.01)	-		(0.01)	-
Effect of accelerated portion of discount accretion	-	0.04		-	0.04
Diluted earnings per common share excluding
U.S. Treasury preferred stock refund and
and accelerated discount accretion	$0.14	$0.13		$0.39	$0.34

Book value per common share	$9.89	$9.39		$9.89	$9.39
Effect of intangible assets	(2.31)	(2.35)		(2.31)	(2.35)
Tangible book value per common share	$7.58	$7.04		$7.58	$7.04

Return on average assets	0.71%	0.65%		0.69%	0.62%
Effect of intangible assets	0.02%	0.02%		0.02%	0.02%
Return on average tangible assets	0.73%	0.67%		0.71%	0.64%

Return on average equity	5.47%	5.23%		5.35%	5.03%
Effect of average intangible assets	1.40%	1.49%		1.40%	1.47%
Return on average tangible equity	6.87%	6.72%		6.75%	6.50%

Average equity to average assets	12.93%	12.49%		12.90%	12.43%
Effect of intangible assets	(2.36% )	(2.47%	)	(2.40% )	(2.54%	)
Average tangible equity to average tangible assets	10.57%	10.02%		10.50%	9.89%

This Report contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “net income available to common shareholders excluding U.S. Treasury preferred stock refund and accelerated discount accretion,” ‘diluted earnings per common share excluding U.S. Treasury preferred stock refund and accelerated discount accretion,” “tangible book value per common share,” “return on average tangible assets,” “return on average tangible equity” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

On October 29, 2012, Hurricane Sandy made landfall in New Jersey and caused damage across large portions of the Mid-Atlantic, Northeastern, and Midwestern United States. While we experienced no substantial damage to any of our facilities, our operations remained closed until October 30, 2012, with limited operational capabilities through November 5, 2012.  Additionally, many of our customers have been negatively impacted.  As the aftermath of the storm is still affecting large portions of the region, we are currently unable to quantify the financial impact of the storm. However, it is not expected to be significant to the Company’s overall fourth-quarter 2012 financial results.

We anticipate that our earnings will remain challenged for the remainder of 2012 principally due to the sluggish economic conditions in the New Jersey commercial and real estate markets and the impact of Hurricane Sandy on the New Jersey markets that we serve. In addition, should a further general decline in economic conditions in New Jersey continue caused by the after effects of Hurricane Sandy or otherwise, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Three months ended September 30, 2012 compared to September 30, 2011

Net Interest Income

Net interest income increased by $96,000, or 1.5%, for the three months ended September 30, 2012 compared to the corresponding period in 2011, primarily due to by an increase in average interest earning assets partially offset by a contraction in our net interest margin. Average interest earning assets totaled $642.9 million for the third quarter of 2012, an increase of $21.7 million, or 3.5%, from $621.2 million for the same period in 2011. The net interest spread and net interest margin decreased to 3.90% and 4.09%, respectively, for the three months ended September 30, 2012, from 3.95% and 4.16%, respectively, for the three months ended September 30, 2011, due primarily to lower interest rates on our interest earning assets. The decline for the quarter was primarily due to the prolonged low interest rate environment, which has continued to exert pressure on asset yields, as well as the timing of our loan closings, which occurred in the latter part of the quarter and thus resulted in funds remaining in a lower yielding cash position for most of the quarter rather than in higher yielding loans. Additionally, net interest income was impacted by $31,000 of interest and late fee reversals on loans transferred into non-accrual status.

Total interest income for the three months ended September 30, 2012 decreased by $80,000, or 1.0%. The decrease in interest income was primarily due to interest rate related decreases in interest income of $629,000, partially offset by volume related increases in interest income of $549,000 for the third quarter of 2012 as compared to the same prior year period.

Interest and fees on loans decreased $61,000, or 0.8%, to $7.3 million for the three months ended September 30, 2012 compared to $7.4 million for the corresponding period in 2011. Interest rate related decreases equaled $528,000, offset by a volume related increase of $467,000. The average balance of the loan portfolio for the three months ended September 30, 2012 increased by $32.8 million, or 6.3%, to $551.0 million from $518.2 million for the corresponding period in 2011. The average annualized yield on the loan portfolio was 5.29% for the quarter ended September 30, 2012 compared to 5.66% for the quarter ended September 30, 2011. Additionally, the average balance of non-accrual loans during the three month period amounted to $4.9 million and $6.2 million at September 30, 2012 and 2011, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $15,000 for the three months ended September 30, 2012, representing a decrease of $16,000, or 51.6%, from $31,000 for the three months ended September 30, 2011.  For the three months ended September 30, 2012 and 2011, the Bank held no Federal funds sold. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the three months ended September 30, 2012, interest bearing deposits had an average balance of $23.7 million as compared to an average balance of $48.3 million for the same period in 2011. This average balance decrease was primarily due to an increase in loan growth and investment purchases, partially offset by deposit growth. The average annualized yield was 0.25% for both periods.

Interest income on investment securities totaled $391,000 for the three months ended September 30, 2012 compared to $394,000 for the three months ended September 30, 2011, a decrease of $3,000, or 0.8%. The decrease in interest income on investment securities was primarily attributable to new purchases at lower interest rates which replaced maturities, calls, principal paydowns and sales of existing securities as well as reinvesting a portion of our cash liquidity position. For the three months ended September 30, 2012, investment securities had an average balance of $68.3 million with an average annualized yield of 2.29% compared to an average balance of $54.7 million with an average annualized yield of 2.88% for the three months ended September 30, 2011. This decline in yield was the result of the lower interest rate environment.

Interest expense on interest-bearing liabilities amounted to $1.1 million for the three months ended September 30, 2012 compared to $1.3 million for the corresponding period in 2011, a decrease of $176,000, or 13.5%. This decrease in interest expense was comprised of a $156,000 rate-related decrease primarily resulting from lower deposit rates as well as a $20,000 volume-related decrease.

The Bank continues to focus on developing core deposit relationships. Additionally, management continues to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $505.8 million for the three months ended September 30, 2012 from $496.0 million for the same period last year, an increase of $9.8 million, or 2.0%. Average NOW accounts increased $4.6 million from $60.3 million with an average annualized yield of 0.43% during the third quarter of 2011, to $64.9 million with an average annualized yield of 0.40% during the third quarter of 2012. Average savings deposits increased by $20.9 million over this same period while the average annualized yield declined by 10 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $2.9 million over this same period while the average annualized yield declined by 17 basis points as well as a decrease of $13.9 million in our average time deposit balances and a decrease of 19 basis points in the average annualized yield. During the third quarter of 2012, our average demand deposits totaled $97.4 million, an increase of $6.5 million, or 7.1%, over the same period last year. For the three months ended September 30, 2012, the average annualized cost for all interest-bearing liabilities was 0.89%, compared to 1.04% for the three months ended September 30, 2011, a decrease of 15 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2012 were $17.9 million, with an average interest rate of 0.58%, compared to $16.9 million, with an average interest rate of 0.66%, for the third quarter of 2011.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2012 and 2011 remained unchanged at $13.5 million, with an average interest rate of 3.20% and 3.20%, respectively.

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

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$23,705	$15	0.25%	$48,335	$31	0.25%
Federal funds sold	-	-	0.00%	-	-	0.00%
Investment securities	68,261	391	2.29%	54,713	394	2.88%
Loans, net of unearned fees (1) (2)	550,976	7,333	5.29%	518,214	7,394	5.66%

Total Interest Earning Assets	642,942	7,739	4.79%	621,262	7,819	4.99%

Non-Interest Earning Assets:
Allowance for loan losses	(7,364)			(6,879)
All other assets	62,684			61,550

Total Assets	$698,262			$675,933

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$64,872	66	0.40%	$60,281	66	0.43%
Savings deposits	220,761	398	0.72%	199,846	414	0.82%
Money market deposits	83,457	75	0.36%	86,384	115	0.53%
Time deposits	105,268	452	1.71%	119,137	570	1.90%
Repurchase agreements	17,940	26	0.58%	16,852	28	0.66%
FHLB-term borrowings	13,500	109	3.20%	13,500	109	3.20%

Total Interest Bearing Liabilities	505,798	1,126	0.89%	496,000	1,302	1.04%

Non-Interest Bearing Liabilities:
Demand deposits	97,368			90,873
Other liabilities	4,778			4,618

Total Non-Interest Bearing Liabilities	102,146			95,491

Shareholders' Equity	90,318			84,442

Total Liabilities and Shareholders' Equity	$698,262			$675,933

NET INTEREST INCOME		$6,613			$6,517

NET INTEREST SPREAD (3)			3.90%			3.95%

NET INTEREST MARGIN(4)			4.09%			4.16%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$29,997	$57	0.25%	$37,140	$70	0.25%
Federal funds sold	-	-	0.00%	4,205	7	0.22%
Investment securities	64,277	1,175	2.44%	50,539	1,161	3.06%
Loans, net of unearned fees (1) (2)	540,085	21,844	5.40%	518,413	22,069	5.69%

Total Interest Earning Assets	634,359	23,076	4.86%	610,297	23,307	5.11%

Non-Interest Earning Assets:
Allowance for loan losses	(7,250)			(6,550)
All other assets	63,450			59,206

Total Assets	$690,559			$662,953

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$64,193	200	0.42%	$56,477	191	0.45%
Savings deposits	216,085	1,217	0.75%	198,593	1,309	0.88%
Money market deposits	83,276	252	0.40%	88,733	397	0.60%
Time deposits	107,625	1,430	1.77%	116,476	1,650	1.89%
Repurchase agreements	18,257	81	0.59%	16,038	91	0.76%
FHLB-term borrowings	13,500	325	3.22%	13,500	324	3.21%

Total Interest Bearing Liabilities	502,936	3,505	0.93%	489,817	3,962	1.08%

Non-Interest Bearing Liabilities:
Demand deposits	94,134			86,292
Other liabilities	4,422			4,451

Total Non-Interest Bearing Liabilities	98,556			90,743

Shareholders' Equity	89,067			82,393

Total Liabilities and Shareholders' Equity	$690,559			$662,953

NET INTEREST INCOME		$19,571			$19,345

NET INTEREST SPREAD (3)			3.93%			4.03%

NET INTEREST MARGIN(4)			4.12%			4.24%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2011			September 30, 2011
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(16)	$-	$(16)	$(13)	$-	$(13)
Federal funds sold	-	-	-	(7)	-	(7)
Investment securities	98	(101)	(3)	210	(196)	14
Loans	467	(528)	(61)	926	(1,151)	(225)

Total Interest Income	549	(629)	(80)	1,116	(1,347)	(231)

Interest Paid On:
NOW deposits	5	(5)	-	26	(17)	9
Savings deposits	43	(59)	(16)	116	(208)	(92)
Money market deposits	(4)	(36)	(40)	(25)	(120)	(145)
Time deposits	(66)	(52)	(118)	(126)	(94)	(220)
Repurchase agreements	2	(4)	(2)	13	(23)	(10)
Long-term debt	-	-	-	-	1	1

Total Interest Expense	(20)	(156)	(176)	4	(461)	(457)

Net Interest Income	$569	$(473)	$96	$1,112	$(886)	$226

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2012 decreased to $330,000, as compared to a provision for loan losses of $730,000 for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans partially offset by loan growth. The $330,000 provision for three months ended September 30, 2012 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2011 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.5 million, or 1.35% of total loans at September 30, 2012, as compared to $7.3 million, or 1.32% at June 30, 2012 and $7.3 million, or 1.38% at December 31, 2011. The increase of $228,000 in the allowance for loan losses during the third quarter is primarily due to the additional provision of $330,000 recorded during the third quarter of 2012 and $27,000 in recoveries, partially offset by loan charge-offs of $129,000.

In management’s opinion, the allowance for loan losses, totaling $7.5 million at September 30, 2012, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. We anticipate continued loan volume during 2012 as we continue to target credit worthy customers that have become dissatisfied with their relationships with larger financial institutions. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2012, non-interest income amounted to $597,000 compared to $818,000 for the corresponding period in 2011. The decrease of $221,000, or 27.0%, was primarily due to $324,000 of gains on the sale of securities in 2011 compared to no sales in 2012. Additionally, a $32,000 credit loss on a pooled trust preferred security was recorded during the third quarter 2012. These decreases were partially offset by an increase of $91,000 in origination fees resulting from higher loan volume in our residential mortgage department, a $21,000 increase in bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011 and a $31,000 increase in service fees on deposit accounts.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2012 increased $80,000, or 1.7%, to $4.9 million compared to $4.8 million for the three months ended September 30, 2011. This increase was primarily due to a $140,000 increase in salaries and benefits resulting from higher residential commissions along with the hiring of additional key personnel as the Company continues to expand its lending division. Additionally, outside service fees expenses increased $32,000 while data processing expenses increased $29,000. These increases were partially offset by a decrease of $75,000, or 31.0% in professional fees due to lower activity and a decrease in occupancy and equipment expenses of $17,000, or 2.1% primarily due to lower depreciation on capitalized expenditures. Additionally, other real estate owned (“OREO”) expenses, OREO impairments and sales and loan workout expenses decreased $28,000. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $39,000 for the third quarter of 2012 compared to $47,000 for the corresponding period in 2011.

Income Taxes

The Company recorded income tax expense of $727,000 for the three months ended September 30, 2012 compared to $661,000 for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 and 2011 was 37.1% and 37.4%, respectively.

Nine months ended September 30, 2012 compared to September 30, 2011

Net Interest Income

Net interest income increased by $226,000, or 1.2%, to $19.6 million for the nine months ended September 30, 2012 compared to $19.4 million for the corresponding period in 2011, primarily as a result of lower deposit rates and a higher level of core checking deposits coupled with a $24.1 million, or 3.9% increase in our average interest earning assets. The net interest spread and net interest margin decreased to 3.93% and 4.12%, respectively, for the nine months ended September 30, 2012, from 4.03% and 4.24%, respectively, for the nine months ended September 30, 2011, due primarily to the prolonged low interest rate environment, which had continued to exert pressure on asset yields.

Total interest income for the nine months ended September 30, 2012 decreased by $231,000, or 1.0%. The decrease in interest income was primarily due to rate-related decreases in interest income of $1.3 million, partially offset by volume-related increases in interest income of $1.1 for the nine months ended September 30, 2012 as compared to the same prior year period.

Interest and fees on loans decreased $225,000, or 1.0%, to $21.8 million for the nine months ended September 30, 2012 compared to $22.1 million for the corresponding period in 2011. Rate-related decreases equaled $1.2 million, partially offset by a volume-related increase of $926,000. The average balance of the loan portfolio for the nine months ended September 30, 2012 increased by $21.7 million, or 4.2%, to $540.1 million from $518.4 million for the corresponding period in 2011. The average annualized yield on the loan portfolio was 5.40% for the nine months ended September 30, 2012 compared to 5.69% for the nine months ended September 30, 2011. Additionally, the average balance of non-accrual loans, which amounted to $5.1 million and $5.9 million at September 30, 2012 and 2011, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $57,000 for the nine months ended September 30, 2012, representing a decrease of $20,000, or 26.0%, from $77,000 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the Bank held no Federal funds sold. During the second quarter 2011, in order to maximize earnings on excess liquidity and increase the safety of our funds, the Bank transferred its entire Fed funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. For the nine months ended September 30, 2012, interest bearing deposits had an average balance of $30.0 million as compared to an average balance of $37.1 million for the same period in 2011. This average balance decrease in interest bearing deposits and Federal funds sold was primarily due to an increase in loan growth and investment purchases, partially offset by deposit growth. The average annualized yield was 0.25% for both periods.

Interest income on investment securities increased $14,000, or 1.2%, to $1.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in interest income on investment securities was primarily attributable to new purchases which replaced maturities, calls, principal paydowns and sales of existing securities as well as reinvesting a portion of our cash liquidity position. For the nine months ended September 30, 2012, investment securities had an average balance of $64.3 million with an average annualized yield of 2.44% compared to an average balance of $50.5 million with an average annualized yield of 3.06% for the nine months ended September 30, 2011. This decline in yield was the result of the lower interest rate environment.

Interest expense on interest-bearing liabilities amounted to $3.5 million for the nine months ended September 30, 2012 compared to $4.0 million for the corresponding period in 2011, a decrease of $457,000, or 11.5%. This decrease in interest expense was comprised of a $461,000 rate-related decrease primarily resulting from lower deposit rates, partially offset by $4,000 in volume-related increases.

The Bank continues to remain focused on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $502.9 million for the nine months ended September 30, 2012 from $489.8 million for the same period last year, an increase of $13.1 million, or 2.7%. Our average NOW accounts increased $7.7 million from $56.5 million with an average annualized yield of 0.45% during the nine months ended September 30, 2011, to $64.2 million with an average annualized yield of 0.42% during the same period in 2012. Our average savings deposits increased by $17.5 million over this same period while the average annualized yield declined by 13 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $5.5 million over this same period while the average annualized yield declined by 20 basis points and our average certificates of deposit decreased by $8.9 million, or 7.6%, to $107.6 million with an average annualized yield of 1.77% for the nine months ended September 30, 2012 from $116.5 million with an average annualized yield of 1.89% for the same period in 2011. During the nine months ended September 30, 2012, our average demand deposits totaled $94.1 million, an increase of $7.8 million, or 9.1%, over the same period last year. For the nine months ended September 30, 2012, the average annualized cost for all interest-bearing liabilities was 0.93%, compared to 1.08% for the nine months ended September 30, 2011, a decrease of 15 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2012 were $18.3 million, with an average interest rate of 0.59%, compared to $16.0 million, with an average interest rate of 0.76%, for the nine months ended September 30, 2011.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2012 and 2011 remained unchanged at $13.5 million, with an average interest rate of 3.22% and 3.21%, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2012 decreased to $950,000, compared to a provision for loan losses of $1.9 million for the corresponding 2011 period. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans partially offset by loan growth. The $950,000 provision for nine months ended September 30, 2012 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2011 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

For the nine months ended September 30, 2012, non-interest income amounted to $1.9 million compared to $1.8 million for the corresponding period in 2011. The increase of $103,000, or 5.7%, was due primarily to an increase of $260,000 in origination fees resulting from higher loan volume in our residential mortgage department, an increase of $86,000 in the gain on the sale of SBA loans, a $69,000 increase in bank-owned life insurance income resulting from increased purchases of such investments during the fourth quarter of 2011 and an increase of $89,000 in service fees on deposit accounts and debit card fees. These increases were partially offset by a decrease of $324,000 in gains on the sale of securities as well as an $80,000 credit loss on a pooled trust preferred security recorded during the nine months ended September 30, 2012.

Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2012 increased $507,000, or 3.5%, to $14.9 million compared to $14.4 million for the nine months ended June 30, 2011. This increase was primarily due to an increase of $511,000 related to OREO sales as the net loss on sales of OREO properties in 2012 amounted to $130,000 as compared to a net gain of $381,000 during the same period in 2011. Salaries and benefits increased $218,000 primarily resulting from higher residential mortgage commissions, along with the hiring of additional key personnel as the Company continues to expand its lending division. Loan workout expenses increased $116,000 primarily due to the recapture of previously paid expenses during the nine month period ended September 30, 2011. Additionally, outside service fees as well as advertising expense increased $85,000 and $40,000, respectively, due to increased activity. These increases were partially offset by a decrease in FDIC insurance and assessments of $122,000, or 22.9%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Professional fees decreased $134,000, or 20.6% based on activity. Occupancy and equipment expenses declined by $102,000, or 4.2%, primarily due to lower depreciation on capitalized expenditures while insurance expenses declined by $38,000 due to lower renewal rates. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $125,000 for the nine months ended September 30, 2012 compared to $153,000 for the corresponding period in 2011.

Income Taxes

The Company recorded income tax expense of $2.1 million for the nine months ended September 30, 2012 compared to $1.8 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 36.9% and 37.1%, respectively.

FINANCIAL CONDITION
Assets

At September 30, 2012, our total assets were $705.1 million, an increase of $30.5 million, or 4.5%, over total assets of $674.6 million at December 31, 2011. At September 30, 2012, our total loans were $555.0 million, an increase of $24.9 million, or 4.7%, from the $530.1 million reported at December 31, 2011. Investment securities, including restricted stock, were $66.8 million at September 30, 2012 as compared to $62.8 million at December 31, 2011, an increase of $4.0 million, or 6.4%. At September 30, 2012, cash and cash equivalents totaled $43.5 million compared to $38.0 million at December 31, 2011, an increase of $5.5 million, or 14.5%, as our liquidity position continues to remain strong at September 30, 2012. Goodwill totaled $18.1 million at both September 30, 2012 and December 31, 2011.

Liabilities

Total deposits increased $23.8 million, or 4.3%, to $577.7 million at September 30, 2012, from $553.9 million at December 31, 2011. Deposits are the Company’s primary source of funds. The deposit increase during the nine month period ending September 30, 2012 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during the remainder of 2012 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan demand, the Company intends to raise the most cost-efficient funding sources available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $66.8 million at September 30, 2012 compared to $62.8 million at December 31, 2011, an increase of $4.0 million, or 6.4%. During the nine months ended September 30, 2012, investment securities and restricted stock purchases amounted to $14.5 million, while repayments, calls and maturities amounted to $10.5 million. There were no sales of securities available for sale during the nine months ended September 30, 2012 and 2011.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is comprised of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2012, the Company maintained $22.0 million of GSE mortgage-backed securities in the investment portfolio and $17.5 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and were performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.0 million and a fair value of $2.2 million at September 30, 2012. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 28 out of 40 banks that are performing at September 30, 2012. The deferrals and defaults as a percentage of original collateral at September 30, 2012 was 31.7%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $474,000 at September 30, 2012, of which $308,000 was determined to be a credit loss and charged to operations and $166,000 was determined to be non-credit related and included in the other comprehensive income component. There was $80,000 other-than-temporary charge to earnings recorded during the nine month period ended September 30, 2012 as compared to none for the same period in 2011.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2012, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $192,000 at September 30, 2012, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in future additional impairment charges.

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

Securities classified as available for sale must be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of taxes. Gains or losses on the sales of securities available for sale are recognized upon realization utilizing the specific identification method. The net effect of unrealized gains or losses, caused by marking our available for sale portfolio to fair value, could result in fluctuations in the level of shareholders’ equity and equity-related financial ratios as changes in market interest rates cause the fair value of fixed-rate securities to fluctuate.

Securities classified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner that approximates the interest method.

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	Amount	Percent		Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$134,390	24.2%		$136,869	25.8%
Real estate – construction	72,878	13.1%		51,180	9.6%
Real estate – commercial	284,578	51.3%		270,688	51.1%
Real estate – residential	18,794	3.4%		19,201	3.6%
Consumer	44,986	8.1%		52,853	10.0%
Unearned fees	(588)	(0.1%	)	(661)	(0.1%	)
Total loans	$555,038	100.0%		$530,130	100.0%

For the nine months ended September 30, 2012, total loans increased by $24.9 million, or 4.7%, to a new high of $555.0 million from $530.1 million at December 31, 2011. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. However, we anticipate continued increased loan volume to be a major challenge for the remaining part of 2012 and into 2013, as we continue to target credit worthy customers. Adverse credit conditions have created a difficult environment for both borrowers and lenders. The low rate environment has created a higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts.

Real estate commercial loans increased $13.9 million, or 5.1%, to $284.6 million at September 30, 2012 from $270.7 million at December 31, 2011. Real estate construction loans increased by $21.7 million, or 42.4%, to $72.9 million at September 30, 2012 from $51.2 million at December 31, 2011. This increase is primarily due to increased draws on existing commercial real estate construction loans as well as construction loans, which require initial draws on projects. These increases were partially offset by decreases in commercial and industrial loans, which decreased $2.5 million, or 1.8%, to $134.4 million at September 30, 2012 from $136.9 million at December 31, 2011, real estate residential loans decreased $407,000, or 2.1%, to $18.8 million at September 30, 2012 from $19.2 million at December 31, 2011 and consumer loans, which decreased $7.9 million, or 14.9%, to $45.0 million at September 30, 2012 from $52.9 million at December 31, 2011.

Other Real Estate Owned (“OREO”)

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2012, the Bank had $3.6 million in other real estate owned as compared to $7.8 million in other real estate owned at December 31, 2011.

The decrease of $4.2 million is primarily due to the sale of seven OREO properties with a carrying value of $4.4 million, for which the Company recorded a loss of $130,000 during the nine months ended September 30, 2012. Additionally, the Company recorded $360,000 in impairments on two existing OREO properties, primarily due to a decrease in collateral values which was supported by current appraisals. These decreases were partially offset by the addition of two OREO properties totaling $525,000 as well as $66,000 of capitalized construction costs. Our OREO balance at September 30, 2012 consists of six properties with the largest OREO property totaling $830,000. This property is a 14 acre parcel containing a single family residence along with a horse farm located in Somerset County. The remaining $2.7 million is comprised principally of real estate construction and residential real estate properties.

As of September 30, 2012, two OREO properties totaling $1.4 million are under contract for sale. One sale is for the aforementioned 14 acre single family residence and a horse farm in the amount of $850,000. The other contract is for the sale of the final lot in a eight lot subdivision located in Warren County in the amount of $585,000. The Company believes both closings will take place in the near future and we will incur minimal losses relating thereto.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. We continually analyze our asset quality through a variety of strategies, we have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses are adequate to cover known and potential losses. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth County, New Jersey area. The Company has established a loan production office (“LPO”) in the Middlesex County area and has begun generating loans from this location as well. We continue to have lending success and growth in the medical markets through our Private Banking Department. Since the latter part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated.

We continue to note positive signs in asset quality trends as the number of troubled loans continued to decrease over the course of 2011 and through the third quarter of 2012. These disruptions have been exacerbated by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The improvement in our asset quality trends is reflective of the Company’s proactive efforts in identifying troubled credits early to correct problems, record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times.

At September 30, 2012, commercial and industrial loans accounted for 24.2% of total loans, real estate - construction loans accounted for 13.1% of total loans and real estate - commercial loans accounted for 51.3% of total loans. Real estate - residential accounted for 3.4% of total loans and consumer loans accounted for 8.1% of total loans. These percentages are well below our internal policy limits.

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

Non-Performing Assets

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more, loans past due 90 days or more and still accruing and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and the repayment of the debt or restoration to a current status will occur in the near term, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. During 2011, the Bank adopted Financial Accounting Standards Board (“FASB”) – Receivables (Topic 310) guidance on determination of whether a restructuring is a troubled debt restructuring (“TDR”). The guidance was applicable to restructurings on or after January 1, 2011. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDRs are included in non-performing loans.

At September 30, 2012 the Company had $4.7 million in non-accrual loans as compared to $5.2 million at December 31, 2011. All of the non-performing loans are secured by real estate. At September 30, 2012, there were four loans totaling $3.7 million past due 90 days or more and still accruing. These loans are well secured and full collection is expected in the near term. Subsequent to September 30, 2012, two loans totaling $2.8 million were paid off and/or reinstated in full. The two remaining loans totaling $953,000 are anticipated to be cured within the near term. At December 31, 2011, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$1,647	$2,349
Real estate-construction	-	292
Real estate-commercial	950	145
Real estate – residential	263	263
Consumer	1,829	2,191

Total Non-Accrual Loans	4,689	5,240

Loans 90 days or more past due and still accruing	3,744	-

Total Non-Performing Loans	8,433	5,240

Other Real Estate Owned	3,593	7,765

Total Non-Performing Assets	$12,026	$13,005

Ratios:

Non-Performing loans to total loans	1.52%	0.99%

Non-Performing assets to total assets	1.71%	1.93%

Troubled Debt Restructured Loans	$9,852	$7,579

Total non-performing loans at September 30, 2012, increased by $3.2 million from December 31, 2011. Fourteen loans comprise the $8.4 million of non-performing loans at September 30, 2012 compared to twelve loans which comprised the $5.2 million at December 31, 2011. The increase of $3.2 million in non-performing loans is a direct result of several loans that reported 90 days or more past due at September 30, 2012, as discussed above. At September 30, 2012, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2012, non-performing commercial and industrial loans decreased by $702,000 from December 31, 2011, due to the settlement payoff of one loan totaling $517,000 wherein the Company received full principal including fees. Additionally, there was a full charge-off of one loan totaling $113,000 and a partial charge-off on one loan totaling $280,000, both of which were previously reserved for, and the transfer of one loan to OREO totaling $335,000 which was subsequently sold during the second quarter 2012, in which the Company recorded a gain of $7,000. These decreases were partially offset by the addition of two loans totaling $543,000.

At September 30, 2012, non-performing real estate construction loans decreased by $292,000 from December 31, 2011. The loan reported as of December 31, 2011 was taken into OREO via Deed-in-Lieu of foreclosure during the second quarter of 2012.

At September 30, 2012, non-performing real-estate commercial loans increased by $805,000 from December 31, 2011, due to the addition of one loan which the Company has already initiated litigation. This loan is well secured and the Company believes it will take possession of the property in 2013.

At September 30, 2012, non-performing real estate residential loans remained unchanged at $263,000 from December 31, 2011.

At September 30, 2012, non-performing consumer loans decreased by $362,000 from December 31, 2011, due to the partial charge-off of $158,000 on one loan, which was previously reserved for and the pay-off including fees of two loans totaling $253,000. These decreases were partially offset by the addition of one loan totaling $49,000 during the three months ended September 30, 2012.

At September 30, 2012, the Company had two real-estate commercial loans totaling $3.1 million and two  commercial and industrial loans totaling $647,000 that were 90 days or more past due and still accruing. This increase was the direct result of several loans that reported 90 days or more past due at September 30, 2012. Subsequent to September 30, 2012, two of these loans totaling $2.8 million were paid off and/or reinstated in full. The two remaining loans totaling $953,000 are anticipated to be cured within the near term.

At September 30, 2012, OREO balance decreased to $3.6 million as compared to $7.8 million at December 31, 2011. Our single largest OREO asset in the amount of $830,000, is a 14 acre parcel containing a single family residence along with a horse farm located in Somerset County. The Company has a contract for sale on this property in the amount of $850,000. The remaining $2.7 million is comprised principally of real estate construction and residential real estate properties. During the nine months ended September 30, 2012, there have been seven OREO sales totaling $4.3 million during the nine months ended September 30, 2012, in which the Company recorded a net loss in the amount of $130,000.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification. Loans classified as troubled debt restructurings are designated as impaired. Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows.

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

As of September 30, 2012, loans modified in a troubled debt restructuring totaled $9.9 million, including $4.3 million that are current, $2.0 million that are 30-59 days past due and $3.6 million that are 90 days or more past due. There were no troubled debt restructuring loans that are 60-89 days past due. The Company believes that all loans that are 90 days or more past due will be resolved and either brought current or paid in full during the fourth quarter of 2012.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans that continue to accrue interest. At September 30, 2012, the Company had $44.1 million in loans that were risk rated as special mention or substandard. This is an increase of approximately $8.0 million from year ended December 31, 2011, which totaled $36.1 million. The change in risk rated loans was attributable to certain loan which were downgraded due to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrower. All loans which were downgraded during the nine month period ended September 30, 2012, are currently performing. It is believed that the remediation of a majority of these loans represented in the increase may warrant a risk rating upgrade at a point in the near future.

At September 30, 2012, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011.

	September 30,		December 31,
	2012	2011	2011
	(in thousands, except percentages)

Balance at beginning of year	$7,310	$6,246	$6,246
Provision charged to expense	950	1,855	2,205
Loans charged off, net	(774)	(1,108)	(1,141)
Balance of allowance at end of period	$7,486	$6,993	$7,310

Ratio of net charge-offs to average loans outstanding (annualized)	0.19%	0.29%	0.22%
Balance of allowance as a percent of loans at period-end	1.35%	1.35%	1.38%
Ratio of allowance at period-end to non-performing loans	88.77%	110.20. %	139.50%

At September 30, 2012 the Company’s allowance for loan losses was $7.5 million, compared to $7.3 million at December 31, 2011. Loss allowance as a percentage of total loans at September 30, 2012 was 1.35%, compared with 1.38% at December 31, 2011. The Company had total provisions to the allowance for loan losses for the nine month period ended September 30, 2012 in the amount of $950,000 as compared to $1.9 million for the comparable period in 2011. There was $774,000 in net charge-offs for the nine months ended September 30, 2012, compared to $1.1 million for the same period in 2011. During the nine month period ended September 30, 2012, the Company recorded gross charge-offs of $844,000, which represents five commercial and industrial loans totaling $552,000, one real estate construction loan totaling $60,000 and three consumer loans totaling $232,000. All loans which the Company charged-off or had a direct write-down had been previously identified and specific reserves were applied. Non-performing loans at September 30, 2012 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Prudent risk management practices remain a high priority, especially during these times of inconsistent economic stability and high unemployment levels. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the weak housing market and prolonged high levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation methods and assumptions on a regular basis.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009, 2010 and 2011, the Company purchased an additional $3.5 million, $1.0 million and $3.5 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $161,000 and $68,000 for the nine months ended September 30, 2012 and 2011, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $347,000 and $278,000 for the nine months ended September 30, 2012 and 2011, respectively.

Premises and Equipment

Premises and equipment totaled approximately $2.4 million and $2.6 million at September 30, 2012 and December 31, 2011, respectively. The Company purchased premises and equipment amounting to $221,000 primarily to replace fully depreciated and un-repairable equipment, while depreciation expenses totaled $490,000 and $560,000 for the nine months ended September 30, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.4 million at September 30, 2012 and December 31, 2011. The Company’s intangible assets at September 30, 2012 were comprised of $18.1 million of goodwill and $306,000 of core deposit intangibles, net of accumulated amortization of $1.8 million. The Company performed its annual goodwill impairment analysis as of September 30, 2012. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2011, the Company’s intangible assets were comprised of $18.1 million of goodwill and $431,000 of core deposit intangibles, net of accumulated amortization of $1.7 million.

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

At September 30, 2012, total deposits amounted to $577.7 million, reflecting an increase of $23.8 million, or 4.3%, from December 31, 2011. Core checking deposits increased $17.5 million, or 11.8%, while savings accounts, inclusive of money market deposits, increased $16.1 million, or 5.5%. Conversely, higher cost time deposits decreased $9.8 million, or 8.6%, over this same period. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at September 30, 2012 accounted for 92.0% of total deposits compared to 90.5% at December 31, 2011. The balance in our certificates of deposit (“CDs”) over $100,000 at September 30, 2012 totaled $46.4 million as compared to $52.8 million at December 31, 2011. During the first quarter of 2011, the Company placed $5.0 million in brokered CDs. The term on these CDs ranged from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. During the first quarter of 2012, $3.5 million in brokered CDs were called and $2.7 million of new brokered CDs were placed at substantially lower rates for similar terms. During the second quarter of 2012, $2.1 million of additional brokered CDs were placed at 1.75% for a term of 84 months. At September 30, 2012, the Company has $6.3 million in brokered CDs, with rates ranging from 1.32% to 2.15% with original terms ranging from 54 to 84 months. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CDs were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. There were no outstanding borrowings under these lines at September 30, 2012 and December 31, 2011.  The Bank also has a remaining borrowing capacity with the FHLB of approximately $41.6 million based on the current loan collateral pledged of $55.1 million at September 30, 2012. At September 30, 2012 and December 31, 2011, the Bank had no short-term borrowings outstanding under this line.

Long-term debt consisted of the following FHLB fixed rate advances at September 30, 2012 and at December 31, 2011:

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

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $18.9 million at September 30, 2012 from $16.2 million at December 31, 2011, an increase of $2.7 million, or 16.7%.

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

At September 30, 2012, the Company had $43.5 million in cash and cash equivalents as compared to $38.0 million at December 31, 2011. Cash and cash equivalent balances consisted of no Federal funds sold at September 30, 2012 and December 31, 2011, and $31.6 million and $30.4 million at the Federal Reserve Bank of New York at September 30, 2012 and December 31, 2011, respectively. It was determined by management during 2010 to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due primarily to a higher rate of return, which averages approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provide the highest level of safety for our investable funds.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars in thousands)

Home equity lines of credit	$28,266	$27,524
Commitments to fund commercial real estate and construction loans	64,858	72,409
Commitments to fund commercial and industrial loans	49,504	56,272
Commercial and financial letters of credit	3,860	5,066
	$146,488	$161,271

Capital

Shareholders’ equity increased by approximately $3.8 million, or 4.4%, to $90.9 million at September 30, 2012 compared to $87.1 million at December 31, 2011. Net income for the nine month period ended September 30, 2012 added $3.6 million to shareholders’ equity. Stock option compensation expense of $136,000, options exercised of $124,000 and net unrealized gains on securities available for sale, net of tax, of $241,000, all contributed to the increase. These increases were partially offset by decreases of $318,000 relating to the dividends on the preferred stock Series C.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at September 30, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2012, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

The capital ratios of the Company and the Bank, at September 30, 2012 and December 31, 2011, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Community Partners	10.59%	10.39%	12.03%	12.01%	13.28%	13.26%
Two River	10.57%	10.38%	12.01%	12.00%	13.26%	13.25%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s current understanding of these proposed regulations, as of September 30, 2012, each of the Company and the Bank anticipates being classified as well-capitalized under the proposed regulation upon finalization and implementation of the Basel III requirements. However, there is still need for clarification of Basel III as well as interpretation and implementation by federal banking regulators, so the ultimate impact of Basel III on the Company is not completely known at this point. The comment period on the proposed rules under Basel III ended in October 2012; changes to the calculation resulting from the comment process could result in materially different capital ratios from the amounts estimated. On November 9, 2012, federal banking regulators provided guidance that they did not expect Basel III to become effective on January 1, 2013 and will take into account operational and other considerations when determining appropriate implementation dates and associated transition periods.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.                 Exhibits

3.1
Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to  the Company’s Registration Statement on Form S-3 (File No. 333-182855) filed with the SEC on July 26, 2012)

3.2		Bylaws, as amended, of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarter ended September 30, 2011)

10.1	*	Two River Community Bank 2012 Incentive Bonus Program

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

COMMUNITY PARTNERS BANCORP

Date: November 14, 2012	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)