Form 10-K
period 2012-12-31
Community Partners Bancorp
filed 2013-03-29
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  000-51889

COMMUNITY PARTNERS BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

766 Shrewsbury Avenue, Tinton Falls, New Jersey 07724
(Address of Principal Executive Offices, including Zip Code)

(732) 389-8722
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $40,220,716.

As of March 15, 2013, 8,017,175 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2012.

i

FORM 10-K

ii

PART I

Forward-Looking Statements

When used in this and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify statements constituting “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by these sections. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

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

Community Partners Bancorp

Community Partners Bancorp, which we refer to herein as “Community Partners,” the “Company,” “we,” “us” and “our,” is a business corporation organized under the laws of the State of New Jersey in August 2005. The principal place of business of Community Partners is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey 07724 and its telephone number is (732) 389-8722.

Effective December 31, 2008, Community Partners consolidated its two wholly owned bank subsidiaries, The Town Bank (“Town Bank”), based in Westfield, New Jersey, and Two River Community Bank (“Two River” or the “Bank”), based in Middletown, New Jersey. The two banks had been under common ownership since Community Partners was organized to acquire them, in a transaction that took place in April 2006. The consolidation of Town Bank into Two River streamlined operations and created administrative efficiencies and reductions in overhead costs. As a result, there is now only one New Jersey state-chartered commercial bank, Two River. The Town Bank branches had used the Town Bank name and had operated as a division of Two River Community Bank up until May 2009, when the Town Bank branches began operation under the Two River Community Bank title. The entire branch network comprises 16 branches in Monmouth and Union counties, New Jersey.

In early October 2012, the Company relocated and consolidated its executive offices and all bank-related departments into a new corporate headquarters located in Tinton Falls, New Jersey.

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

As of December 31, 2012, the Company had consolidated assets of $733.9 million, total deposits of $606.8 million and shareholders’ equity of $92.0 million.

Employees

As of December 31, 2012, the Company and its subsidiaries had 137 full-time equivalent employees, of whom 134 were full-time and 7 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex and Union counties, New Jersey. The Bank also offers its customers numerous banking products such as safe deposit boxes, night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Bank currently operates 16 banking offices in Monmouth and Union counties, New Jersey and a corporate headquarters building. The Bank’s corporate headquarters is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey, while its principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Allaire, Atlantic Highlands, Cliffwood, Manasquan, Navesink, Port Monmouth, Red Bank (2), Tinton Falls (2), West Long Branch, Westfield (2), Cranford and Fanwood, New Jersey. The Bank also operates two regional lending offices in New Brunswick and Summit, New Jersey, for the purpose of expanding our presence in these communities.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit (“CD”). The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on CD products. Other products and services include remote deposit capture, safe deposit boxes, ACH services, debit and ATM cards, gift cards, traveler’s checks, money orders, direct deposit and coin counting. We also offer customers the convenience of a full complement of telephone and internet banking services that allows them to check account balances, receive email alerts, transfer funds, initiate stop payment requests, re-order checks and pay bills. The Bank invested in several additional technology solutions for our customers in 2011, including an enhanced internet banking system that allows transfers between accounts outside of the Bank and a mobile banking solution that permits customers to view accounts, set up alerts and transfer funds within their accounts. In 2012, we have installed “smart” ATM’s that accept deposits without envelopes, and added the ability to open deposit accounts online. We will continue to look for solutions and enhancements that will provide additional convenience for our customers.

Lending Activities

The Bank engages in a variety of lending activities, which are primarily categorized as either commercial, real estate or consumer lending. The strategy is to focus our lending activities on small and medium-sized business customers and retain customers by offering them a wide range of products and personalized service. Commercial and real estate mortgage lending (consisting of commercial real estate, commercial business, construction and other commercial lending, including medical lending and private banking) are currently our main lending focus. Loans are funded primarily from deposits, although we do occasionally borrow to fund loan growth or meet deposit outflows.

The Bank presently generates virtually all of our loans from borrowers located in the State of New Jersey, with a significant portion in Union and Monmouth counties. Loans are generated through marketing efforts, the Bank’s present base of customers, walk-in customers, referrals, the directors and members of the Bank’s advisory boards. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices. The Bank has an established written loan policy that has been adopted by the Board of Directors, which is reviewed at least annually. Any loans to members of the Board of Directors or their affiliates must be reviewed and approved by the Bank’s Board of Directors in accordance with the loan policy as well as applicable state and federal banking laws. In accordance with our loan policy, approvals of affiliated transactions are made only by independent board members.

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

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including multifamily buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Within these project types, the Bank also offers land development loans. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential owner occupied properties and twelve to eighteen months for commercial properties and upwards to 36 months for land development projects, depending on the size and scope of the project. At the end of the commercial  or residential construction phase, the loan can either convert to a permanent loan or is paid in full. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, appropriate environmental due diligence, a construction cost review, an inspection of the property before disbursement of funds during the stages of the construction process, and pre-qualification from an identified source for the permanent takeout.

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

Commercial and Industrial and Commercial Real Estate Loans

The Bank originates commercial and industrial loans for business purposes to sole proprietorships, partnerships, corporations and small businesses in our lending market areas. We extend commercial business loans on a secured and unsecured basis. Secured commercial loans are generally collateralized by residential and nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment, and furniture and fixtures. To further enhance our security position, we typically require personal guarantees of the principal owners of the entities to which we extend credit. These loans are made on both lines of credit and fixed-term basis ranging from one to five years in duration. When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history along with the principal owners’ payment history, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral and the financial strength of the guarantor.

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. These loans are generally offered on a fixed or variable rate basis, subject to rate re-adjustments every five years and amortization schedules ranging from 5 to 25 years.

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

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments of such loans are often dependent on the successful operation of the business involved, repayment of such loans may be more sensitive than other types of loans and are subject to adverse conditions in the real estate market, or the general economy. We are also involved with off-balance sheet financial instruments, which include collateralized commercial and standby letters of credit. We seek to minimize these risks through our underwriting guidelines and prudent risk management techniques. Any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Environmental surveys and inspections are obtained when circumstances suggest the possible presence of hazardous materials. There can be no assurances, however, of success in the efforts to minimize these risks.

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

Residential Real Estate Loans

We offer a full range of residential real estate loans. We do not originate subprime or negative amortization loans. Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwelling units and townhouses.

Consumer Loans

The Bank offers consumer loans that are extended to individuals for personal or household purposes. These loans consist of home equity lines of credit, home equity loans, personal loans, automobile loans and overdraft protection.

Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate. Lines of credit are available to qualified applicants in amounts up to $350,000 for up to 15 years. We also offer fixed rate home equity loans in amounts up to $350,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers, properly margined real estate collateral supporting the mortgage debt and past credit history.

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

Small Business Administration (“SBA”) Loans

In June 2010, the Bank announced the formation of the SBA Lending Division, which is consistent with the Bank’s mandate of community lending in Monmouth, Middlesex and Union counties, New Jersey. During the fourth quarter of 2011, the Bank achieved Preferred Lending status, which allows us to have delegated authority to approve and close SBA loans up to $5.0 million. Our risk philosophy in SBA lending is an extension of our existing credit culture and focused on the cash flow of the businesses while maintaining our commitment to providing small and mid-sized companies access to the credit they need to expand and hire. The Bank participates in SBA’s 7(a), including 7(a) sub-program such as SBA Express, and 504 loan programs. The 7(a) program typically provides guarantees ranging from 50% to 85%. The 504 program provides fixed rate financing with a first lien position for a conventional loan followed by a SBA debenture loan in a subordinated position. The 504 program is administered through SBA’s Certified Development Companies (“CDCs”). A typical 504 structure transaction is broken down by a 10% equity injection by the borrower, a 40% SBA debenture and a 50% conventional mortgage.

Asset Quality

We believe that strong asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. As we continue to grow and leverage our capital, we envision that loans will continue to be our principal earning assets. An inherent risk in lending is the borrower’s ability to repay the loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure.

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

We utilize a risk system, as described below under the section titled “Allowance for Loan Losses”, as an analytical tool to assess risk and set appropriate reserves. In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and paying capacity of the obligor or the collateral pledged, if any. Loans with this classification have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected. A loan is classified “doubtful” when it has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and such little value that the loan’s continuance as an asset on the balance sheet is not warranted.

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

The Bank’s deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. During the first half of 2012, we began to offer a suite of online only deposit products that we believe will be attractive to customers who prefer doing their banking online. All deposits, including the online accounts, are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. The Bank participates in CDARS, a service that enables us to provide our customers with additional FDIC insurance on CD products. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in our market area.

Business Growth Strategy

Our current plan for growth includes expanding our deposit product line and looking for opportunities to expand and optimize our branch network. We will focus on establishing a market presence in the communities between Union and Monmouth counties, New Jersey by adding strategically located new office(s) and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. During 2011, the Bank opened two regional lending offices in New Brunswick and Summit, New Jersey, for the purpose of expanding our presence in these communities. We believe that this strategy  continues to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economics of scale and other efficiencies. Our efforts include looking for potential new retail banking offices in Middlesex county, New Jersey and other attractive markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. In November 2012, we opened a new and larger full service branch office in Red Bank, New Jersey. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing exemplary customer service, our core deposits will naturally increase. In addition, we launched online account opening capabilities in the first half of 2012 on our website to attract a wider consumer base with the convenience of being able to open deposit accounts 24 hours a day. Our current strategy continues to permit account openings in existing and contiguous markets.

In March 2013, the Company filed the requisite applications to close its existing smaller branch in Red Bank as well as its Cliffwood branch. Management believes that the closure of both offices is in line with the strategic plans of optimizing the profitability of its branch network. The Company expects a minimal loss of customer relationships due to these closures and anticipates annual pre-tax expense savings of approximately $290,000. Both branches are expected to close in June 2013.

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

Unlike the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”), under the SBLF program, Treasury did not receive any warrants in connection with SBLF funding. Dividend rates on the SBLF Preferred Shares will be determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A (the “TARP Preferred Shares”), previously issued to the Treasury under TARP CPP. The TARP Preferred Shares, issued under TARP CPP qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years. Dividends on the TARP Preferred Shares were payable on February 15, May 15, August 15 and November 15 of each year. As a result of the redemption of the TARP Preferred Shares, the Company is no longer subject to the executive compensation requirements in connection with the TARP CPP.

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

Community Partners did not pay any cash dividends to common shareholders in 2012.

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

Deposit Insurance

All U.S. banks are required to have their deposits insured by the FDIC.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of changes made by the Dodd-Frank Act, the maximum amount of deposit insurance per depositor is $250,000, an increase from the old limit of $100,000.  In addition, all non-interest bearing transaction account balances (basically, business checking accounts) are insured to an unlimited amount through 2012.  The FDIC charges premiums or “assessments” to pay for the deposit insurance provided. These assessments are based on the average total assets of a bank minus the bank’s average tangible equity.

Deposit insurance assessments have been “risk based,” in that the riskier a bank’s perceived business activities, the higher deposit insurance rate it has to pay.  All banks are assigned to one of four “risk categories” by the FDIC, pursuant to their capital levels and examination results.  The assignment to a particular risk category is made by the FDIC each quarter based on the most recent information available.  Then, the FDIC applies certain adjustments to each bank based on its specific asset attributes to determine a final assessment ratio. As discussed above, these assessments are based on assets, not deposits, and the assessment rates will range from 2.5 basis points to 45 basis points.  (The actual dollar amount paid by each small bank is expected to be very close to the amounts paid when the assessment base was composed of deposits.)  In addition, the assessment rate for large banks (those over $10 billion in assets) is derived from a formula that that further takes into account specific activities and asset quality of a particular bank. Our bank is well below the $10 billion threshold for this additional assessment calculation.

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

Capital Adequacy

The Federal Reserve has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance (“Tier II Capital”). “Total Capital” is the sum of Tier I Capital and Tier II Capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2012, Community Partners’ leverage ratio was 10.36%.

The Company’s and the Bank’s capital ratios at December 31, 2012 and 2011 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource”. Both the Company and the Bank were “well-capitalized” at December 31, 2012.

 The Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The revised capital requirements also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years.

The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

In November 2012, the federal banking regulators delayed the January 2013 effective date of Basel III’s proposed bank capital buffer rules, and did not provide a substitute date for effectiveness.  In their announcement, they did indicate that they will take into account operational and other considerations when determining appropriate implementation dates and associated transition periods. This U.S. Regulator approved proposal would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Company and the Bank.

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

In the latest CRA performance evaluation examination report with respect to the Bank, dated July 2, 2012, the Bank received a rating of Satisfactory.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2012, the Bank’s lending limit to one borrower was $12.2 million.

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

FDIC Matters and Resolution Planning.

The Dodd-Frank Act created an orderly liquidation process that the FDIC can employ for failing financial companies that are not insured depository institutions. The Dodd-Frank Act gives the FDIC new authority to create a widely available emergency financial stabilization program to guarantee the obligations of solvent depository institutions and their holding companies and affiliates during times of severe economic stress. Additionally, Dodd-Frank also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

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

Approximately 88.5% of our loan portfolio as of December 31, 2012 was comprised of loans collateralized by real estate, with 100% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in New Jersey deteriorated in the last several years. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots and finished homes in many markets, including those where we do business. As of December 31, 2012, we had $83.8 million, or 14.6%, of our total loans in real estate construction loans. Of this amount, $85,000 was land loans and $29.6 million were made to finance residential construction with an identified purchaser. Substantially all of these loans are located in Monmouth and Union counties, New Jersey. Further, $54.1 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. As of December 31, 2012, commercial real estate loans and commercial and industrial loans totaled $426.5 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

Since 2008, negative developments in the capital markets have resulted in uncertainty in the financial markets and economy. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

The effects of Superstorm Sandy or similar natural disaster may negatively impact collateral values or loan originations in the areas in which we do business.

On October 29, 2012, Superstorm Sandy made landfall in New Jersey, causing widespread property damage throughout the northeastern United States, including our primary market area in New Jersey.  Although Superstorm Sandy did not have a material adverse effect on our operations, financial condition or results of operations, we continue to monitor and assess the extent to which collateral values associated with loans and leases may have been reduced and repair costs have risen, both of which could necessitate additional provisions to the allowance for loan and lease losses.  In addition, the disruption in utilities, transportation, and communications systems in the affected areas may reduce our volume of loan and lease originations or other operational functions.

A similar or worse natural disaster than Superstorm Sandy could have a material adverse effect.  Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition.  The occurrence of a natural disaster could result in one or more of the following: (i) an increase in loan delinquencies; (ii) an increase in problem assets and foreclosures; (iii) a decrease in the demand for our products and services; or (iv) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

We have not paid any dividends to our holders of common stock in the past. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. If we fail to pay dividends on our SBLF Preferred Shares, we will be prohibited from paying dividends on our common stock.

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

The per annum dividend rate on the SBLF Preferred Shares can fluctuate on a quarterly basis during the first ten quarters during which the SBLF Preferred Shares is outstanding, based upon changes in the amount of qualified small business lending (QSBL), as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level (QSBL Baseline). During the three months ended December 31, 2012, the dividend rate was 4.323% and will be 3.511% and 2.000% for the first and second quarter of 2013, respectively. For the dividend periods ending with the tenth dividend period, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of percentage change in the Bank’s level of QSBL from the QSBL Baseline to the level as of the end of the second quarter preceding the dividend period in question. For the eleventh dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7%. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series B Preferred Stock proceeds that exceed the dollar amount of the increase in QSBL for that period as compared to the QSBL Baseline.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from tier 1 capital;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

Office Location	Address	Description	Opened
Corporate Headquarters	766 Shrewsbury Avenue Tinton Falls, NJ	17,626 sq. ft. building (leased)	10/12

The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand- alone building (leased)	02/00

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg. 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	700 sq. ft. store front (leased)	03/02

Cliffwood:	Angel Street & Route 35 Aberdeen, NJ	2,500 sq. ft. building (leased)	11/04	(1)

Cranford Office:	104 Walnut Avenue Cranford, NJ	800 sq. ft. storefront (leased)	11/07

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Manasquan:	240 Route 71 Manasquan, NJ	4,300 sq. ft. stand-alone building (leased)	06/08

Navesink:	East Pointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft. in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	City Centre Plaza 100 Water Street Red Bank, NJ	512 sq. ft. in strip shopping center (leased)	09/02	(1)

Red Bank:	140 Broad Street Red Bank, NJ	2,350 sq. ft. store front (leased)	11/12

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	3,400 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,000 sq. ft. stand-alone building (leased)	10/98

Westfield:	44 Elm Street Westfield, NJ	3,000 sq. ft. downtown building (owned)	04/01

The Company owns property located at 245-249 North Avenue in Cranford, New Jersey, which is classified as assets held for sale in other assets. The Company plans to construct a full service branch at this location and has submitted the plans to various contractors for bids. After bids are received, the Board of Directors will determine if the Company will move forward with this project. Construction would be anticipated to begin in the third quarter of 2013 and be completed by the first quarter of 2014. We will reclassify this property from an asset held for sale in other assets to premises and equipment when the determination is made by the Board of Directors. The current carrying value of this property is $1.0 million.

(1)	The Company has filed applications with its banking regulators to close these locations. For more information see “Item 9B. Other Information.”

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2012, we were not involved in any material legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “CPBC”. The following are the high and low sales prices per share.

	2012		2011
	High	Low	High	Low
First Quarter	$6.10	$4.55	$5.19	$4.34
Second Quarter	6.20	5.50	5.06	4.32
Third Quarter	5.98	5.45	5.10	4.38
Fourth Quarter	6.05	5.27	4.75	4.47

As of March 15, 2013, there were approximately 543 record holders of the Company’s common stock.

On January 24, 2013, the Company announced that the Board of Directors approved and authorized a share repurchase program (the “2013 Program”). The 2013 Program authorizes the repurchase of up to 5% of the outstanding shares of the Company’s common stock, or approximately 399,200 shares based on the 7,983,778 shares outstanding as of December 31, 2012, provided that the aggregate amount that the Company may spend on such repurchases is limited to $2.2 million. The program will continue until the earlier of the completion of the repurchase or January 24, 2014.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Community Partners Bancorp as of December 31, 2012 and 2011 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2012 and 2011, including the related notes thereto.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2012 and 2011 for goodwill and intangibles was completed and the Company did not require any impairment charge during the years ended December 31, 2012 and 2011.

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

Executive Summary

The Company reported net income to common shareholders of $4.4 million for the year ended December 31, 2012, compared to a net income to common shareholders of $3.5 million in 2011, an increase of $873,000, or 25.0%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.55 and $0.54, respectively, for the year ended December 31, 2012 compared to basic and diluted earnings of $0.44 per common share for the same period in 2011. In 2011, net income to common shareholders was adversely impacted by the $301,000 remaining discount accretion resulting from the redemption of the preferred stock issued under the U.S. Treasury’s TARP Capital Purchase Plan. Excluding the effect of this item (non-GAAP), net income to common shareholders for the year ended December 31, 2012 would have increased $572,000, or 15.1%. For the year ended December 31, 2012, net interest income increased by $412,000, or 1.6%, to $26.2 million from $25.8 million recorded for the year ended December 31, 2011. Our results for 2012 were primarily affected by increased net interest income and non-interest income due primarily to the strong loan and core deposit growth, a decrease in the provision for loan losses and an increase in non-interest income due primarily to other loan fees and gains on the sale of SBA loans. These increases were partially offset by an increase in non-interest expense primarily due to higher salary and benefit costs resulting in part to the expansion of our lending division, as well as an increase in net OREO expenses and loan workout expenses.

Total assets increased by $59.3 million, or 8.8%, to $733.9 million at December 31, 2012 from $674.6 million at December 31, 2011. The increase in total assets was primarily the result of the strong deposit growth which helped fund the strong loan and investment securities growth during the year.

Total loans amounted to $571.4 million at December 31, 2012, which was an increase of $41.3 million, or 7.8%, compared to the December 31, 2011 amount of $530.1 million. During 2012, $525,000 of net loans were transferred to other real estate owned. The Company continues to provide commercial and consumer lending to our market customers in addition to maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $8.0 million, or 1.40% of total loans, at December 31, 2012, compared to $7.3 million or 1.38% of total loans, at December 31, 2011. The increase in the allowance for loan losses is primarily the result of growth in the loan portfolio.

Deposits increased to $606.8 million at December 31, 2012 from $553.9 million at December 31, 2011, an increase of $52.9 million, or 9.6%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting primarily from increased business and consumer activity.

Shareholders’ equity amounted to $92.0 million at December 31, 2012 from $87.1 million at December 31, 2011, an increase of $4.9 million, or 5.6%. At year-end 2012, tangible book (non-GAAP) value per common share increased to $7.71 compared to $7.13 at December 31, 2011.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2012	2011	2010

Return on average assets	0.69%	0.65%	0.56%
Return on average tangible assets (1)	0.71%	0.67%	0.57%
Return on average equity	5.36%	5.16%	4.60%
Return on average tangible equity (1)	6.75%	6.64%	6.05%
Net interest margin	4.08%	4.21%	4.15%
Average equity to average assets	12.84%	12.54%	12.08%
Average tangible equity to average tangible assets (1)	10.47%	10.02%	9.45%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	2012	2011	2010

Net income available to common shareholders	$4,367	$3,494	$3,039
Effect of accelerated portion of discount accretion	-	301	-
Net income available to common shareholders
excluding accelerated discount accretion	$4,367	$3,795	$3,039

Diluted earnings per common share	$0.54	$0.44	$0.39
Effect of accelerated portion of discount accretion	-	.04	-
Diluted earnings per common share excluding
excluding accelerated discount accretion	$0.54	$0.48	$0.39

Book value per common share	$10.02	$9.46	$9.12
Effect of intangible assets	(2.31)	(2.33)	(2.39)
Tangible book value per common share	$7.71	$7.13	$6.73

Return on average assets	0.69%	0.65%	0.56%
Effect of intangible assets	0.02%	0.02%	0.01%
Return on average tangible assets	0.71%	0.67%	0.57%

Return on average equity	5.36%	5.16%	4.60%
Effect of average intangible assets	1.39%	1.48%	1.45%
Return on average tangible equity	6.75%	6.64%	6.05%

Average equity to average assets	12.84%	12.54%	12.08%
Effect of intangible assets	(2.37%)	(2.52%)	(2.63%)
Average tangible equity to average tangible assets	10.47%	10.02%	9.45%

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

We anticipate that our performance ratios will remain challenged as we expect income from continuing operations in 2013 to continue to be impacted the prolonged low interest rate environment, by poor economic conditions in the New Jersey real estate market, high unemployment and low consumer confidence. In addition, should a further general decline in economic conditions in New Jersey continue throughout 2013 and beyond, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and reduced loan originations as we continue to pursue only quality loans based on our guidelines.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net Income

The Company reported net income to common shareholders of $4.4 million for the year ended December 31, 2012, compared to a net income to common shareholders of $3.5 million in 2011, an increase of $873,000, or 25.0%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.55 and $0.54, respectively, for the year ended December 31, 2012 compared to basic and diluted earnings of $0.44 per common share for the same period in 2011. In 2011, net income to common shareholders was adversely impacted by the $301,000 remaining discount accretion resulting from the redemption of the preferred stock issued under the U.S. Treasury’s TARP Capital Purchase Plan. Excluding the effect of this item (non-GAAP), net income to common shareholders for the year ended December 31, 2012 would have increased  $572,000, or 15.1%. The primary reasons for the increase in net income was due to an improvement in our net interest income resulting primarily from loan and core deposit growth, a decrease in the provision for loan losses and an increase in non-interest income due primarily to other loan fees and gains on sale of SBA loans. These increases were partially offset by an increase in non-interest expense primarily due to higher salary and benefit costs resulting in part to the expansion of our lending division, as well as an increase in net OREO expenses and loan workout expenses.

Net Interest Income

For the year ended December 31, 2012, net interest income amounted to $26.2 million, as compared to $25.8 million for the year ended December 31, 2011. This increase of $412,000, or 1.6%, was primarily the result of a higher level of average interest earning assets, lower deposit rates and a higher level of core checking deposits. As general economic conditions continued to remain weak, the Federal Reserve kept short term interest rates at 0.25% throughout 2012. Our average earning assets increased by $30.2 million, or 4.9%, to $643.4 million for the year ended December 31, 2012 from $613.2 million for the year ended December 31, 2011, while our net interest spread decreased by 11 basis points to 3.88% for the year ended December 31, 2012 as compared to 3.99% for the same period in 2011. The net interest margin decreased by 13 basis points to 4.08% for year ended December 31, 2012 as compared to 4.21% for the same period in 2011, primarily as a result of the prolonged low interest rate environment, which has exerted pressure on asset yields.

For the year ended December 31, 2012, total interest income decreased to $30.8 million from $31.0 million for the year ended December 31, 2011. This slight decrease of $208,000, or 0.7%, was primarily due to interest rate-related decreases in interest income of $2.0 million, partially offset by volume-related increases in interest income of $1.8 million for the year ended December 31, 2012 as compared to the prior year. The average yield on our interest earning assets decreased by 27 basis points to 4.79% for the year ended December 31, 2012 from 5.06% for the prior year.

Interest and fees on loans decreased by $217,000, or 0.7%, to $29.2 million for the year ended December 31, 2012 compared to $29.4 million for the same period in 2011. Of the $217,000 decrease in interest and fees on loans, $1.7 million was attributable to rate-related decreases partially offset by $1.5 million of volume-related increases. During 2012, there was $167,000 of interest and late fee reversals on loans transferred to non-accrual status, as compared to $48,000 in 2011. The average balance of the loan portfolio for the year ended December 31, 2012 increased by $26.6 million, or 5.1%, to $546.0 million from $519.4 million for the same period in 2011. The average annualized yield on the loan portfolio decreased to 5.35% for the year ended December 31, 2012, from 5.66% for the same period in 2011. The average balance of non-accrual loans was $5.1 million and $5.8 million for the years ended December 31, 2012 and 2011, respectively. The average balance in OREO amounted to $4.7 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively, which impacted the Company’s loan yield for both periods presented.

Interest income on Federal funds sold and interest bearing deposits was $81,000 for the year ended December 31, 2012, representing a decrease of $22,000, or 21.4%, from $103,000 for the same period in 2011. For the year ended December 31, 2012, Federal funds sold had no average balance as compared to $3.1 million with an average annualized yield of 0.22%, for the same period in 2011. During the second quarter of 2011, in order to maximize earnings on excess liquidity and increased safety of our funds, the Bank transferred its entire Federal funds sold balance to the Federal Reserve Bank of New York, which paid a higher return than our correspondent banks. Accordingly, for the year ended December 31, 2012, interest bearing deposits had an average balance of $31.7 million and an average annualized yield of 0.26% as compared to $37.8 million and an average annualized yield of 0.25% in 2011.

Interest income on investment securities totaled $1.6 million for the year ended December 31, 2012, compared to $1.5 million for year ended December 31, 2011. The $31,000 increase in interest income on investment securities was primarily attributable to an increase in volume related activity offset in part by a decrease in rate related activity. New purchases made in 2012 were made at lower rates resulting from the lower rate environment. For the year ended December 31, 2012, investment securities had an average balance of $65.6 million with an average annualized yield of 2.38%, compared to an average balance of $52.9 million with an average yield of 2.90%, for the year ended December 31, 2011.

Total interest expense amounted to $4.6 million for the year ended December 31, 2012, compared to $5.2 million for the corresponding period in 2011, a decrease of $620,000, or 11.8%. Of this decrease in interest expense, $618,000 was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs and a $2,000 decrease for volume-related decreases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $507.9 million for the year ended December 31, 2012, from $491.5 million for the same period last year, an increase of $16.4 million, or 3.3%. The average balance in NOW deposits during 2012 increased $11.7 million from $57.4 million with an average annualized yield of 0.45% for the year ended December 31, 2011, to $69.1 million with an average annualized yield of 0.43% for the same period in 2012. Additionally, the average balance on savings deposit accounts increased from $199.6 million with an average annualized yield of 0.86% for the year ended December 31, 2011, to $217.9 million with an average annualized yield of 0.74% for the year ended December 31, 2012. During 2012, average demand deposits reached $97.0 million, an increase of $10.3 million, or 11.9%, over the same period last year. These average balance increases were partially offset by decreases in certificates of deposit by $10.3 million, or 8.9%, to $106.0 million with an average annualized yield of 1.75% for the year ended December 31, 2012, from $116.3 million with an average annualized yield of 1.89% for the same period in 2011. Average money market deposits decreased by $5.0 million, or 5.7%, to $83.1 million with an average annualized yield of 0.38% for the year ended December 31, 2012, from $88.1 million with an average annualized yield of 0.58% for the same period in 2011. For the year ended December 31, 2012, the average yield on our interest-bearing liabilities was 0.91%, compared to 1.07% for the year ended December 31, 2011.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2012 increased to $18.3 million, with an average interest rate of 0.59%, compared to $16.6 million, with an average interest rate of 0.71%, for the same prior year period.

The Company also utilizes FHLB term borrowings as an additional funding source. Average FHLB term borrowings amounted to $13.5 million for the years ended December 31, 2012 and 2011, respectively, with an average yield of 3.21% for both periods.

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

	Years ended December 31,
	2012			2011			2010
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest bearing deposits in banks	$31,748	$81	0.26%	$37,801	$96	0.25%	$30,808	$78	0.25%
Federal funds sold	-	-	-	3,145	7	0.22%	12,704	27	0.21%
Investment securities	65,624	1,565	2.38%	52,932	1,534	2.90%	45,885	1,596	3.48%
Loans, net of unearned fees (1) (2)	545,986	29,192	5.35%	519,364	29,409	5.66%	514,553	29,578	5.75%

Total Interest-Earning Assets	643,358	30,838	4.79%	613,242	31,046	5.06%	603,950	31,279	5.18%

Non-Interest-Earning Assets:
Allowance for loan loss	(7,351)			(6,682)			(6,869)
Other assets	63,303			59,723			54,173

Total Assets	$699,310			$666,283			$651,254

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$69,063	296	0.43%	$57,378	257	0.45%	$48,638	297	0.61%
Savings deposits	217,879	1,605	0.74%	199,641	1,720	0.86%	199,380	2,212	1.11%
Money market deposits	83,140	320	0.38%	88,095	508	0.58%	99,659	882	0.89%
Time deposits	106,012	1,856	1.75%	116,331	2,202	1.89%	117,946	2,288	1.94%
Securities sold under agreements to repurchase	18,266	107	0.59%	16,593	118	0.71%	15,367	165	1.07%
Long-term debt	13,500	434	3.21%	13,500	433	3.21%	9,719	350	3.60%

Total Interest-Bearing Liabilities	507,860	4,618	0.91%	491,538	5,238	1.07%	490,709	6,194	1.26%

Non-Interest-Bearing Liabilities:
Demand deposits	96,967			86,687			78,052
Other liabilities	4,726			4,525			3,854

Total Non-Interest-Bearing Liabilities	101,693			91,212			81,906

Shareholders’ Equity	89,757			83,533			78,639

Total Liabilities and Shareholders’ Equity	$699,310			$666,283			$651,254

NET INTEREST INCOME		$26,220			$25,808			$25,085

NET INTEREST SPREAD (3)			3.88%			3.99%			3.92%

NET INTEREST MARGIN (4)			4.08%			4.21%			4.15%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(15)	$-	$(15)	$18	$-	$18
Federal funds sold	(7)	-	(7)	(20)	-	(20)
Investment securities	276	(245)	31	184	(246)	(62)
Loans, net of unearned fees	1,512	(1,729)	(217)	277	(446)	(169)

Total Interest Income	1,766	(1,974)	(208)	459	(692)	(233)

Interest Paid On:
NOW deposits	52	(13)	39	53	(93)	(40)
Savings deposits	158	(273)	(115)	3	(495)	(492)
Money market deposits	(29)	(159)	(188)	(102)	(272)	(374)
Time deposits	(196)	(150)	(346)	(31)	(55)	(86)
Securities sold under agreements to repurchase	12	(23)	(11)	13	(60)	(47)
Long-term debt	1	-	1	136	(53)	83

Total Interest Expense	(2)	(618)	(620)	72	(1,028)	(956)

Net Interest Income	$1,768	$(1,356)	$412	$387	$336	$723

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2012 was $1.4 million, as compared to $2.2 million for the year ended December 31, 2011. The decrease in our provision was primarily due to lesser allowance requirements for certain identified impaired loans partially offset by loan growth. The $1.4 million provision for 2012 was driven by a number of factors, including, our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2011 period was driven by similar factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.0 million, or 1.40% of total loans at December 31, 2012, compared to $7.3 million or 1.38% of total loans, at December 31, 2011. The increase of $674,000 in the allowance for loan losses is primarily due to the additional provision of $1.4 million recorded during 2012 and $190,000 in loan recoveries, partially offset by loan charge-offs and partial write-downs of $896,000.

In management’s opinion, the allowance for loan losses, totaling $8.0 million at December 31, 2012, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to our allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $2.6 million for the year ended December 31, 2012, compared to $2.3 million for the year ended December 31, 2011. This increase of $283,000, or 12.1%, was primarily due to an increase of $271,000 in fees generated by our residential mortgage department and an $86,000 increase in the gain on sale of SBA loans. Other increases included $62,000 in service fees on deposit accounts, higher bank-owned life insurance income of $87,000, resulting from increased purchases of such investments during the fourth quarter of 2011 and an increase of $45,000 in debit card fees. These increases were partially offset by a decrease of $206,000 in securities gains as well as an $80,000 credit loss on a pooled trust preferred security recorded in 2012 as compared to none in 2011. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis, and more frequently when the economic and market concerns warrant such evaluations.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2012 and 2011.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Salaries and employee benefits	$10,915	$10,539	$376	3.6%
Occupancy and equipment	3,200	3,205	(5)	(0.2%	)
Professional fees	754	851	(97)	(11.4%	)
Advertising and marketing	270	225	45	20.0%
Data processing	748	641	107	16.7%
Insurance	345	390	(45)	(11.5%	)
FDIC insurance and assessments	553	673	(120)	(17.8%	)
Outside service fees	508	422	86	20.4%
Amortization of identifiable intangibles	163	201	(38)	(18.9%	)
OREO expenses, OREO impairment and sales, net	699	270	429	158.9%
Loan workout expenses	240	166	74	44.6%
Other operating	1,452	1,510	(58)	(3.8%	)

Total Non-Interest Expenses	$19,847	$19,093	$754	3.9%

Non-interest expenses for year ended December 31, 2012 increased $754,000, or 3.9%, compared to the year ended December 31, 2011. Salaries and employee benefits increased $376,000, or 3.6%, primarily due to higher residential mortgage commissions along with the hiring of additional key personnel as the Company continues to expand its lending division. Data processing increased $107,000, or 16.7%, primarily to due to costs resulting from our new headquarters facility and new Red Bank branch. Outside service fees increased $86,000, or 20.4% primarily due to increases in network processing charges and appraisal costs. OREO expenses, OREO impairment and sales, net, increased $429,000, or 158.9%, primarily due to a net loss of $197,000 from the sale of ten OREO properties in 2012 as compared to a net gain of $381,000 from the same period in 2011 resulting from the sale of six OREO properties. Additionally, $360,000 in impairment write-downs were recorded relating to two existing OREO properties in 2012 compared to $275,000 in 2011. OREO carrying expenses decreased $234,000 primarily due to decrease of OREO properties resulting from the sales in 2012. Loan workout expenses increased $74,000, or 44.6%, primarily due to the recapture of previously paid expenses during 2011. These increases were partially offset by a decrease in occupancy and equipment expense of $5,000, or 0.2%, primarily due to lower depreciation expense resulting from fully depreciated fixed assets partially offset by new branch and corporate headquarter expenses. Professional fees declined $97,000, or 11.4%, for the year ended December 31, 2012, as compared to the same prior year period, primarily due to lower legal costs and auditing fees. Federal Deposit Insurance Corporation (“FDIC”) insurance and assessments decreased $120,000, or 17.8%, primarily due to the change in assessment calculation from a deposit based calculation to an asset based less Tier 1 capital calculation. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $163,000 during 2012 as compared to $201,000 in 2011. Other operating expense decreased $58,000, or 3.8%, primarily due to a $100,000 write-down on a property held for sale recorded in 2011.

Income Tax Expense

 For the year ended December 31, 2012, the Company recorded $2.8 million in income tax expense, compared to $2.5 million for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 and 2011 was 36.8% and 37.1%, respectively.

Financial Condition
December 31, 2012 Compared to December 31, 2011

Assets

At December 31, 2012, total assets were $733.9 million, an increase of $59.3 million, or 8.8% compared to total assets of $674.6 million at December 31, 2011. At December 31, 2012, total loans were $571.4 million, an increase of $41.3 million, or 7.8%, from the $530.1 million reported at December 31, 2011. Investment securities, including restricted stock, were $75.4 million at December 31, 2012 as compared to $62.8 million at December 31, 2011, an increase of $12.6 million, or 20.1%. At December 31, 2012, cash and cash equivalents totaled $48.5 million compared to $38.0 million at December 31, 2011, an increase of $10.5 million, or 27.6%, as our liquidity position continues to remain strong at December 31, 2012. Goodwill totaled $18.1 million at both December 31, 2012 and 2011.

Liabilities

Total deposits increased $52.9 million, or 9.6%, to $606.8 million at December 31, 2012, from $553.9 million at December 31, 2011. Deposits are the Company’s primary source of funds. The deposit increase during 2012 was primarily attributable to the Company’s strategic initiative to continue to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during 2013 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including brokered CD’s, at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted investments, totaled $75.4 million at December 31, 2012 compared to $62.8 million at December 31, 2011, an increase of $12.6 million, or 20.1%. Investment securities purchases amounted to $30.8 million, while repayments, calls and maturities amounted to $15.2 million. In 2012, there were six sales of securities available-for-sale totaling $2.9 million resulting in a gain on sale of $118,000 as compared to nine sales of securities available-for-sale totaling $4.0 million resulting in a gain on sale of $324,000 during 2011.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2012, the Company maintained $20.4 million of GSE residential mortgage-backed securities in the investment portfolio and $23.0 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These securities have an amortized cost value of $3.0 million and a fair value of $2.3 million at December 31, 2012. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 28 of 39 banks and insurance companies that are performing at December 31, 2012. The deferrals and defaults as a percentage of original collateral at December 31, 2012 was 29.2%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $472,000 at December 31, 2012, of which $308,000 was determined to be a credit loss and charged to operations and $164,000 was determined to be non-credit related and included in the other comprehensive income component. There was an $80,000 other-than-temporary impairment charge to earnings during 2012, as compared to none for the same period in 2011. At December 31, 2012, the fair value of this pooled security was $28,000 and the amortized cost was $192,000.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2012, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $192,000 at December 31, 2012, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2012, 2011 and 2010 (in thousands).

	December 31,
	2012	2011	2010
Investment securities available for sale at fair value:
U.S. Government agency securities	$-	$2,258	$5,786
Municipal securities	1,310	1,307	2,016
U.S. Government-sponsored enterprises (“GSE”) -
Residential mortgage-backed securities	20,374	21,878	16,251
Collateralized residential mortgage obligations	22,996	17,163	5,745
Corporate debt securities, primarily financial institutions	3,655	2,528	3,087
Community Reinvestment Act (“CRA”) mutual fund	2,421	2,321	2,194

	$50,756	$47,455	$35,079

Investment securities held to maturity at amortized cost:
Municipal securities	$17,799	$11,296	$8,522
GSE – Residential mortgage-backed securities	1,083	-	-
Collateralized residential mortgage obligations	892	-	-
Corporate debt securities, primarily financial institutions	1,812	1,809	2,307

	$21,586	$13,105	$10,829

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2012 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2012	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
Municipal securities	$-	-	$-	-	$424	4.40%	$831	4.52%	$1,255	4.48%
GSE - Residential
mortgage-backed securities	-	-	74	6.48%	4,627	2.84%	15,180	2.94%	19,881	2.93%
Collateralized residential
mortgage obligations	-	-	-	-	1,470	2.25%	21,185	2.23%	22,655	2.23%
Corporate debt securities,
primarily financial institutions	-	-	1,791	2.65%	1,040	2.02%	1,186	1.38%	4,017	2.11%

	$-	-	$1,865	2.80%	$7,561	2.70%	$38,382	2.53%	$47,808	2.57%

Investment securities held to maturity:
Municipal securities	$9,032	0.81%	$1,922	3.78%	$4,967	3.85%	$1,878	4.68%	$17,799	2.39%
GSE - Residential
mortgage-backed securities	-	-	-	-	-	-	1,083	3.50%	1,083	3.50%
Collateralized residential
mortgage obligations	-	-	-	-	-	-	892	2.00%	892	2.00%
Corporate debt securities
primarily financial institutions	-	-	-	-	-	-	1,812	0.85%	1,812	0.85%

	$9,032	0.81%	$1,922	3.78%	$4,967	3.85%	$5,665	2.81%	$21,586	2.30%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$138,438	24.2%	$136,869	25.8%	$134,266	26.1%
Real estate - construction	83,755	14.6%	51,180	9.6%	33,909	6.6%
Real estate - commercial	288,060	50.4%	270,688	51.0%	262,996	51.2%
Real estate - residential	20,875	3.6%	19,201	3.6%	21,473	4.2%
Consumer	40,975	7.2%	52,853	10.0%	60,879	11.9%
Unearned fees	(656)	0.0%	(661)	0.0%	(529)	0.0%

Total loans	$571,447	100.0%	$530,130	100.0%	$512,994	100.0%

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$126,794	24.7%	$114,758	25.6%
Real estate - construction	74,133	14.4%	81,774	18.2%
Real estate - commercial	228,818	44.5%	177,650	39.6%
Real estate - residential	19,381	3.8%	19,860	4.4%
Consumer	64,723	12.6%	55,009	12.2%
Unearned fees	(450)	0.0%	(271)	0.0%

Total loans	$513,399	100.0%	$448,780	100.0%

Total loans, net of unearned fees, increased by $41.3 million, or 7.8%, to a new high of $571.4 million at December 31, 2012 compared to $530.1 million at December 31, 2011. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. However, we anticipate continued increased loan volume to be a major challenge for 2013, as we continue to target credit worthy customers. Adverse credit conditions have created a difficult environment for both borrowers and lenders. The low rate environment has created a higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts. The mix of our loan composition at December 31, 2012 when compared to December 31, 2011 reflects our desire to emphasize commercial and industrial, real estate-commercial and real estate-construction. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 50.4% of our total loans outstanding at December 31, 2012, down from 51.0% from the prior year. These loans increased by $17.4 million, or 6.4%, to $288.1 million at December 31, 2012, compared to $270.7 million at December 31, 2011. Commercial and industrial loans increased $1.5 million to $138.4 million at year-end 2012 compared to $136.9 million at year-end 2011, an increase of 1.1%, and comprised 24.2% of our portfolio, down from 25.8% for the prior year. Real estate construction loans increased by $32.6 million, or 63.6%, to $83.8 million at December 31, 2012, and comprised 14.6% of our total loans outstanding, up from 9.6% for the prior year. This increase is primarily due to increased draws on existing commercial real estate construction loans as well as new construction loans which required initial draws on projects. Residential real estate loans increase $1.7 million and comprised 3.6% of our total loan portfolio at both December 31, 2012 and 2011. Consumer loans decreased by $11.9 million or 22.5%, to $41.0 million at December 31, 2012 compared to $52.9 million at December 31, 2011, and comprised 7.2% of our 2012 loan portfolio compared to 10.0% for 2011.

The following table sets forth the aggregate maturities of commercial related loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2012.

As of December 31, 2012	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$59,082	$44,100	$35,256	$138,438
Real estate - construction	32,508	9,704	41,543	83,755
Real estate - commercial	17,291	32,671	238,098	288,060

Total	$108,881	$86,475	$314,897	$510,253

Fixed rate loans	$27,328	$61,644	$42,704	$131,676
Variable rate loans	81,553	24,831	272,193	378,577

Total	$108,881	$86,475	$314,897	$510,253

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. We continually analyze our asset quality through a variety of strategies, we have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses are adequate to cover known and potential losses. These strategies, as well as our prudent maintenance of sound credit standards for new loan originations, have resulted in relatively low levels of non-performing loans. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth counties, New Jersey. The Company has established a loan production office (“LPO”) in the Union and Middlesex counties and has generated loans from these locations. We continue to have lending success and growth in the medical markets through our Private Banking Department. Since the latter part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated.

 The Company’s continues to be proactive in identifying troubled credits early, record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times. Our lending markets continue to be impacted by the continued weakness in the real estate and housing markets as well as the prolonged high unemployment rate. We closely monitor local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

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

At December 31, 2012 and 2011, the Company had $7.5 million and $5.2 in non-accrual loans, respectively. All of the non-performing loans are secured by real estate. There was one loan totaling $1,800 past due 90 days or more and still accruing interest at December 31, 2012 as compared to no loans at December 31, 2011.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2012. Total TDR’s are broken out at the bottom portion of the table.

	Years ended December 31,
	2012	2011	2010	2009	2008
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$1,681	$2,349	$792	$4,719	$5,334
Real estate – construction	-	292	523	7,121	5,147
Real estate – commercial	3,542	145	605	-	-
Real estate – residential	263	263	-	-	-
Consumer	1,986	2,191	3,729	2,311	2,477

Total Non-Performing Loans	7,472	5,240	5,649	14,151	12,958

Loans Past Due 90 days or More and Still Accruing	2	-	-	-	-

Other Real Estate Owned	1,752	7,765	8,098	-	-

Total Non-Performing Assets	$9,226	$13,005	$13,747	$14,151	$12,958

Ratios:
Non-Performing loans to total loans	1.31%	0.99%	1.10%	2.76%	2.89%

Non-Performing assets to total assets	1.26%	1.93%	2.16%	2.21%	2.27%

Troubled Debt Restructured Loans	$9,551	$7,579	$5,435	$4,717	$-

Total non-performing loans increased by $2.2 million from December 31, 2011 to December 31, 2012. Eighteen loans comprise the $7.5 million of non-performing loans at December 31, 2012 compared to twelve loans which comprised the $5.2 million at December 31, 2011. At December 31, 2012, the Company believes it has a manageable level of non-performing loans, many of which are in the late stages of resolution.

Non-performing commercial and industrial loans decreased by $668,000 at December 31, 2012 due primarily to the settlement payoff of one loan totaling $517,000, wherein the Company received full principal including fees. Additionally, there was a full charge-off of one loan totaling $113,000 and a partial charge-off on one loan totaling $280,000, both of which were previously reserved for, the transfer of one loan to OREO totaling $335,000 which was subsequently sold during the second quarter 2012, in which the Company recorded a gain of $7,000 and a $60,000 principal pay-down on one loan. These decreases were partially offset by the addition of three loans totaling $637,000.

At December 31, 2012, non-performing real estate-construction loans decreased by $292,000 from December 31, 2011. The loan reported as of December 31, 2011 was taken into OREO via Deed-in-Lieu of foreclosure during the second quarter of 2012.

At December 31, 2012, non-performing real estate-commercial loans increased by $3.4 million from December 31, 2011. This increase is primarily due to two loans totaling $2.1 million, which are being actively pursued for collection, as well as two loans totaling $1.3 million, which the Company expects full resolution by year-end 2013.

At December 31, 2012, non-performing real estate-residential loans was unchanged at $263,000, from December 31, 2011.

Non-performing consumer loans decreased by $205,000 from December 31, due to the partial charge-off of $158,000 on one loan, which was previously reserved for and the pay-off including fees of two loans totaling $253,000.These decreases were partially offset by the addition of four loans totaling $208,000.

At December 31, 2012, OREO balance decreased to $1.8 million as compared to $7.8 million at December 31, 2011. The decrease of $6.0 million is primarily due to the sale of ten OREO properties with a carrying value of $5.8 million, for which the Company recorded a net loss of $197,000 during 2012. Additionally, the Company recorded $360,000 in impairments on two existing OREO properties, primarily due to a decrease in collateral values which was supported by current appraisals. These decreases were partially offset by the addition of two OREO properties totaling $525,000 as well as $66,000 of capitalized construction costs. Our OREO balance at December 31, 2012 consists of three properties, with the largest OREO property totaling $800,000, which is a 23 acre parcel of land located in Middlesex County. The remaining $1.0 million is comprised principally of real estate construction and commercial properties.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification is in place. Loans classified as troubled debt restructurings are designated as impaired. Modifications involving troubled borrowers may include a modification of a loan’s amortization schedule, reduction in the stated interest rate and rescheduling of future cash flows.

The Company’s troubled debt restructured modifications are typically made on short terms (12 month terms) in order to aggressively monitor and track performance. The short-term modifications performances are monitored for continued payment performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification programs is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

As of December 31, 2012, loans modified in a troubled debt restructuring totaled $9.6 million, including $5.9 million that are current, $3.0 million that are 30-59 days past due and $221,000 that are 60-89 days past due and one non-accrual loan totaling $476,000. All loans modified in a troubled debt restructuring as of December 31, 2012 were current at the inception of the modifications.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans that continue to accrue interest. At December 31, 2012, the Company had $48.1 million in loans that were risk rated as special mention or substandard. This is an increase of approximately $12.0 million from year ended December 31, 2011, which totaled $36.1 million. The change in risk rated loans was attributable to certain loans which were downgraded due to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrower. All loans which were downgraded during 2012, are currently performing. It is believed that the remediation of a majority of these loans represented in the increase may warrant a risk rating upgrade at a point in the near future.

At December 31, 2012, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

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

As part of the allowance computation at December 31, 2012, the Company undertook a comprehensive review and inspection of all loans with collateral identified as being located within certain impact zones of Superstorm Sandy that impacted the region in October 2012. In the analysis, the Company reviewed a total of $26.1 million in loans, comprised of $20.4 million of commercial real estate and commercial and industrial loans, which represented 4.0% of this segment of the loan portfolio, $4.9 million of consumer loans, consisting primarily of home equity products, which represented 12.0% of this segment of the portfolio, and $800,000 of residential mortgage loans, which represented 4.0% of this segment of our portfolio. In total, the $26.1 million of identified loans represented 4.6% of the total loan portfolio. The Company evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on that evaluation, there were no loan charge-offs or specific losses identified at this time. Although the ultimate amount of loan losses relating to the storm is uncertain and difficult to predict, as information continues to be gathered, the Company recorded an additional provision for loan losses of $204,000 for the quarter and year ended December 31, 2012, solely related to the impact of the storm. Management continues to meet with clients, working with them in an effort to repair damages to their residences and businesses.

Specific Allowance Required for Impaired Loans

The first element of the allowance for loan loss analysis involves the estimation of allowance specific to individually evaluated impaired loans including restructured commercial and industrial, commercial and residential real estate, and consumer loans. In this process, a specific allowance may be established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself.  Restructured consumer loans are also evaluated in this element of the estimate.

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

Future adjustments to the allowance for loan losses account may be necessary due to economic, operating, regulatory and other conditions beyond our control. Our primary lending emphasis is the origination of loans secured by commercial and residential real estate in the greater central New Jersey area. The downturn and instability in the economy has affected our local markets, resulting in a slowdown in residential and commercial real estate sales. We are diligently working to address any asset quality concerns, including working with borrowers and increasing our allowance for loan losses when appropriate to ensure that we are well positioned for any losses that we may incur.

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for percentages)

Balance at beginning of year	$7,310	$6,246	$6,184	$6,815	$4,675

Provision charged to expense	1,380	2,205	3,100	2,205	2,301
Recoveries of loans charged off:
Commercial and industrial	18	1	78	4	-
Real estate – construction	169	58	15	-	-
Consumer	3	52	-	-	-
Loans charged-off:
Commercial and industrial	(552)	(482)	(1,061)	(526)	-
Real estate – construction	(59)	(82)	(1,420)	(2,012)	(158)
Real estate – residential	-	-	(150)	-	-
Consumer	(285)	(688)	(500)	(302)	(3)

Charge-offs, net	(706)	(1,141)	(3,038)	(2,836)	(161)

Balance of allowance at end of year	$7,984	$7,310	$6, 246	$6,184	$6,815

Ratio of net charge-offs to average loans outstanding	0.13%	0.22%	0.59%	0.59%	0.04

Balance of allowance at period-end as a percent of loans at year end	1.40%	1.38%	1.22%	1.20%	1.52%

Ratio of allowance at period-end to non-performing loans	106.85%	139.50%	110.57%	43.70%	52.59%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2012.

	December 31,
	2012			2011			2010

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,837	23.0%	24.2%	$2,448	33.5%	25.8%	$2,081	33.3%	26.1%
Real estate - construction	1,646	20.6%	14.6%	1,222	16.7%	9.6%	895	14.3%	6.6%
Real estate - commercial	3,367	42.2%	50.4%	2,412	33.0%	51.0%	2,193	35.1%	51.2%
Real estate - residential	217	2.7%	3.6%	256	3.5%	3.6%	276	4.4%	4.2%
Consumer	811	10.2%	7.2%	880	12.0%	10.0%	793	12.7%	11.9%
Unallocated	106	1.3%	0.0%	92	1.3%	0.0%	8	0.2%	0.0%

Total	$7,984	100.0%	100.0%	$7,310	100.0%	100.0%	$6,246	100.0%	100.0%

	December 31,
	2009			2008

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,974	31.9%	24.7%	$1,769	26.0%	25.6%
Real estate - construction	945	15.3%	14.4%	2,470	36.2%	18.2%
Real estate - commercial	2,495	40.4%	44.5%	1,617	23.8%	39.6%
Real estate - residential	126	2.0%	3.8%	146	2.1%	4.4%
Consumer	624	10.1%	12.6%	798	11.7%	12.2%
Unallocated	20	0.3%	0.0%	15	0.2%	0.0%

Total	$6,184	100.0%	100.0%	$6,815	100.0%	100.0%

The Company’s allowance for loan losses was $8.0 million at December 31, 2012 and $7.3 million at December 31, 2011. The allowance for loan losses as a percentage of total loans at December 31, 2012 was 1.40%, compared with 1.38% at December 31, 2011. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2012 in the amount of $1.4 million as compared to $2.2 million for the comparable period in 2011. Net charge-offs for the year ended December 31, 2012 were $706,000, compared to $1.1 million for the year ended December 31, 2011. All loans which the Company charged-off or had a direct write-down, had been previously identified and specific reserves were applied. Non-performing loans at December 31, 2012 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Bank-Owned Life Insurance

In November 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009, 2010 and 2011 the Company purchased an additional $3.5 million, $1.0 million and $3.5 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP for year ended December 31, 2012 were approximately $214,000 as compared to $91,000 for the year ended December 31, 2011. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statements of operations. Income on bank-owned life insurance amounted to $459,000 and $372,000, for years ended December 31, 2012 and 2011, respectively.

Premises and Equipment

Premises and equipment totaled $3.2 million and $2.6 million at December 31, 2012 and 2011, respectively. The $603,000, or 22.8%, increase in our investment in premises and equipment in 2012 compared to 2011 is due primarily to the normal recurring depreciation of existing assets of $680,000, partially offset by purchases made during the current year of $1.3 million.

Goodwill and Intangible Assets

Intangible assets totaled $18.4 million at December 31, 2012 compared to $18.5 million at December 31, 2011. The Company’s intangible assets at December 31, 2012 were comprised of $18.1 million of goodwill and $268,000 of core deposit intangibles, net of accumulated amortization of $1.8 million. At December 31, 2011, the Company’s intangible assets were comprised of $18.1 million of goodwill and $431,000 of core deposit intangibles, net of accumulated amortization of $1.7 million. During 2012, and 2011, the Company analyzed its goodwill for impairment and determined that there was no goodwill impairment. Accordingly, there was no impairment recorded during 2012 and 2011.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 5, “Goodwill and Other Intangible Assets”, in the Company’s financial statements.

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, the Company may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowings from financial intermediaries. The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with CD’s and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area. We attempt to control the flow of deposits primarily by pricing deposit offerings to be competitive with other financial institutions in the market area but not by necessarily offering the highest rate. The deposit growth experienced since the Company’s inception is primarily due to the expansion and maturation of the branch system coupled with targeted sales efforts by our lending and branch personnel.

At December 31, 2012, total deposits amounted to $606.8 million, reflecting an increase of $52.9 million, or 9.6%, from December 31, 2011. Core checking deposits increased $59.1 million, or 40.0%, while savings accounts, inclusive of money market deposits, increased $7.8 million, or 2.7%. Conversely, higher cost CD’s decreased $14.0 million, or 12.3%. The Bank has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost CD’s, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CD’s in excess of $100,000. Core deposits at December 31, 2012 amounted to $562.5 million and accounted for 92.7% of total deposits as compared to $501.1 million and 90.5% of total deposits at December 31, 2011. During 2012, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance of CD’s $100,000 and over amounted to $44.2 million at December 31, 2012 compared to $52.8 million at December 31, 2011, a decrease of $8.6 million or 16.3%. During the first quarter of 2011, the Company placed $5.0 million in brokered CDs. The term on these CDs ranged from 54 to 66 months with interest rates ranging from 2.15% to 2.25%. During the first quarter of 2012, $3.5 million in brokered CDs were called and $2.7 million of new brokered CDs were placed at substantially lower rates for similar terms. During the second quarter of 2012, $2.1 million of additional brokered CDs were placed at 1.75% for a term of 84 months. At December 31, 2012, the Company has $6.3 million in brokered CDs, with rates ranging from 1.32% to 2.15% with original terms ranging from 54 to 84 months. The Company found this strategy was able to provide a more cost-effective source of longer-term funding as the rates paid for these brokered CDs were lower than current fixed rate term advances at the FHLB of New York.

 The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2012, 2011 and 2010.

	Years ended December 31,
	2012		2011		2010
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$96,967	-	$86,687	-	$78,052	-
Interest-bearing demand (NOW)	69,063	0.43%	57,378	0.45%	48,638	0.61%
Savings deposits	217,879	0.74%	199,641	0.86%	199,380	1.11%
Money market deposits	83,140	0.38%	88,095	0.58%	99,659	0.89%
Time deposits	106,012	1.75%	116,331	1.89%	117,946	1.94%

Total	$573,061	0.71%	$548,132	0.85%	$543,675	1.05%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2012 (in thousands).

December 31, 2012
Due in three months or less	$10,755
Due over three months through twelve months	13,883
Due over one year through three years	17,394
Due over three years	2,197

Total certificates of deposit $100,000 and over	$44,229

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $38.9 million based on the current loan collateral pledged of $52.4 million at December 31, 2012.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2012, 2011 and 2010, the Company had no short-term borrowings outstanding.

Long-term debt consisted of the following FHLB fixed rate advances at December 31:

				Rate	Original Term	Maturity
(dollars in thousands)	At December 31,
Long-term debt:	2012	2011	2010

Fixed Rate Note	$7,500	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1,500	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	1,500	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	1,500	2.71%	7 years	August 2017

	$13,500	$13,500	$13,500	3.18%

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

Repurchase agreements are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Repurchase agreements:
Balance at year-end	$16,710	$16,218	$14,857
Average during the year	18,266	16,593	15,367
Maximum month-end balance	19,860	19,524	17,532
Weighted average rate during the year	0.59%	0.71%	1.07%
Weighted average rate at year end	0.52%	0.55%	0.81%

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

At December 31, 2012, the Company had $48.5 million in cash and cash equivalents as compared to $38.0 million at December 31, 2011. Cash and cash equivalent balances consisted of $33.2 million and $30.4 million held at the Federal Reserve Bank of New York at December 31, 2012 and December 31, 2011, respectively. It was determined by management during 2010, to transfer most of the Bank’s investable funds out of the Federal funds sold position and into the interest bearing deposit account at the Federal Reserve Bank of New York due to primarily to a higher rate of return, which averaged approximately 10 basis points higher. During the second quarter of 2011, the remaining $7.0 million in Federal funds sold was transferred to the Federal Reserve Bank of New York primarily due to the above-mentioned reasons. Additionally, balances at the Federal Reserve Bank of New York provided the highest level of safety for our investable funds. At December 31, 2012 and 2011, there were no Federal funds sold.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2012.

	December 31,
	2012	2011
	(dollars in thousands)

Home equity lines of credit	$26,415	$27,524
Commitments to fund commercial real estate and construction loans	50,032	72,409
Commitments to fund commercial and industrial loans	46,458	56,272
Commercial and financial letters of credit	4,195	5,066

	$127,100	$161,271

Capital

Shareholders’ equity increased by $4.9 million, or 5.6%, to $92.0 million at December 31, 2012 compared to $87.1 million at December 31, 2011. Net income for 2012 added $4.8 million to shareholders’ equity. Additionally, stock based compensation expense of $183,000, options exercised of $124,000, net unrealized gains on securities available for sale, net of tax, of $106,000, all contributed to the increase. These increases were partially offset by decreases of $448,000 relating to dividends on the preferred stock Series C.

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank. The total of such reserves was $50,000 at December 31, 2012.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following tables of Tier 1 Capital to Average Assets (“Leverage Ratio”), Tier 1 Capital to Risk Weighted Assets, and Total Capital to Risk Weighted Assets. Management believes that, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

Community Partners (on a consolidated basis) and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2010 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount		Ratio
	(dollars in thousands, except for percentages)
As of December 31, 2012
Total capital (to risk-weighted assets)
Community Partners Bancorp	$80,835	13.28%	$	>48,696	>8.00%	$	N/A	N/A
Two River Community Bank	80,773	13.27%		>48,695	>8.00%		>60,869	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	73,220	12.03%		>24,346	>4.00%		N/A	N/A
Two River Community Bank	73,159	12.02%		>24,346	>4.00%		>36,519	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	73,220	10.36%		>28,270	>4.00%		N/A	N/A
Two River Community Bank	73,159	10.35%		>28,274	>4.00%		>35,343	>5.00%

As of December 31, 2011
Total capital (to risk-weighted assets)
Community Partners Bancorp	$75,444	13.26%	$	>45,517	>8.00%	$	N/A	N/A
Two River Community Bank	75,340	13.25%		>45,488	>8.00%		>56,860	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	68,332	12.01%		>22,758	>4.00%		N/A	N/A
Two River Community Bank	68,229	12.00%		>22,743	>4.00%		>34,115	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	68,332	10.39%		>26,307	>4.00%		N/A	N/A
Two River Community Bank	68,229	10.38%		>26,292	>4.00%		>32,866	>5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount that it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

The prompt corrective action regulations define specific capital categories based upon an institution’s capital ratios. The capital categories in descending order are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized.” Institutions categorized as “undercapitalized” or lower are subject to certain restrictions, are not able to pay dividends and management fees, are restricted on asset growth and executive compensation and are subject to increased supervisory monitoring, among other matters. The regulators may impose other restrictions. Once an institution becomes “critically undercapitalized,” it must be placed in receivership or conservatorship within 90 days. To be considered “adequately capitalized,” an institution must generally have Tier 1 capital to total asset ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risked based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio, Tier 1 capital, net of all intangibles, to tangible capital of 2% or less.

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

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s current understanding of these proposed regulations, as of December 31, 2012, each of the Company and the Bank anticipates being classified as well-capitalized under the proposed regulation upon finalization and implementation of the Basel III requirements. However, there is still need for clarification of Basel III as well as interpretation and implementation by federal banking regulators, so the ultimate impact of Basel III on the Company is not completely known at this point. On November 9, 2012, federal banking regulators provided guidance that they did not expect Basel III to become effective on January 1, 2013 and will take into account operational and other considerations when determining appropriate implementation dates and associated transition periods. No substitute date of effectiveness has been given.

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

The management of and authority to assume interest rate risk is the responsibility of the ALCO, which is comprised of senior management and board members. The primary objective of Asset/Liability management is to establish prudent risk management guidelines and to coordinate balance sheet composition with interest rate risk management to sustain a reasonable and stable net interest income throughout various interest rate cycles. We have policies and practices for measuring and reporting interest rate risk exposure, through analysis of the net interest margin, gap position, simulation testing, liquidity ratios and the Economic Value of Portfolio Equity. In addition, we annually review our interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

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

 As of December 31, 2012, the Company’s six month cumulative gap was -12.1% of total assets, or a negative $88.8 million, while its one-year cumulative gap was -2.7% of total assets, or $19.8 million, which is within the ALCO policy guideline of +/-25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2012. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2012.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2012. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2012. As of December 31, 2012 and 2011, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Gradual change in interest rates
December 31, 2012	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(774)	-3.0%	$(573)	-2.2%	-10.0%

	Gradual change in interest rates
December 31, 2011	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(817)	-3.2%	$(338)	-1.3%	-6.0%

The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table above, due to the frequency and timing of changes in interest rates, and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates.

Additionally, our net interest income is impacted by the level of competition within our market place. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.

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

At December 31, 2012 and 2011, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity December 31, 2012
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$85,997	$76,448	$84,256
$ Change		(9,549)	(1,741)
% Change to Present Value of Equity		-11.1%	-2.0%	-25.0%

		December 31, 2011
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$79,322	$69,763	$78,345
$ Change		(9,559)	(977)
% Change to Present Value of Equity		-12.0%	-1.2%	-25.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 29, 2013	Date:	March 29, 2013

Item 9B.  Other Information.

In March 2013, the Company filed the requisite applications to close its existing smaller branch in Red Bank as well as its Cliffwood branch. Management believes that the closure of both offices is in line with the strategic plans of optimizing the profitability of its branch network. The Company expects a minimal loss of customer relationships due to these closures and anticipates annual pre-tax expense savings of approximately $290,000. Both branches are expected to close in June 2013.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the captions “Directors and Executive Officers,” “Corporate Governance,” “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2012. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	921,605	$ 6.95	245,504 (1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	921,605	$ 6.95	245,504

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence.”

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Community Partners Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Operations – Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows – Years Ended December 31, 2012 and 2011

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
Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheets of Community Partners Bancorp and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Partners Bancorp and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Clark, New Jersey
March 29, 2013

Community Partners Bancorp

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$15,349	$7,597
Interest-bearing deposits in bank	33,197	30,425
Cash and Cash Equivalents	48,546	38,022

Securities available for sale	50,756	47,455
Securities held to maturity (fair value of $21,935 and $13,222 at December 31, 2012 and December 31, 2011, respectively)	21,586	13,105
Restricted investments, at cost	3,040	2,237
Loans	571,447	530,130
Allowance for loan losses	(7,984)	(7,310)
Net Loans	563,463	522,820

Other real estate owned	1,752	7,765
Bank-owned life insurance	13,457	12,998
Premises and equipment, net	3,243	2,640
Accrued interest receivable	1,884	1,928
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,838
and $1,675 at December 31, 2012 and December 31, 2011, respectively	268	431
Other assets	7,791	7,044

Total Assets	$733,895	$674,554

Liabilities
Deposits:
Noninterest-bearing	$112,746	$88,209
Interest-bearing	494,024	465,703

Total Deposits	606,770	553,912

Securities sold under agreements to repurchase	16,710	16,218
Accrued interest payable	70	107
Long-term debt	13,500	13,500
Other liabilities	4,880	3,683

Total Liabilities	641,930	587,420

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; 7,983,778 and 7,942,218 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	71,537	71,179
Retained earnings	8,060	3,693
Accumulated other comprehensive income	368	262
Total Shareholders’ Equity	91,965	87,134

Total Liabilities and Shareholders’ Equity	$733,895	$674,554

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$29,192	$29,409
Securities:
Taxable	1,167	1,170
Tax-exempt	398	364
Federal funds sold and interest bearing deposits	81	103
Total Interest Income	30,838	31,046
Interest Expense
Deposits	4,077	4,687
Securities sold under agreements to repurchase	107	118
Borrowings	434	433
Total Interest Expense	4,618	5,238
Net Interest Income	26,220	25,808
Provision for Loan Losses	1,380	2,205
Net Interest Income after Provision for Loan Losses	24,840	23,603

Non-Interest Income
Total other-than-temporary impairment losses	(85)	-
Less: Portion included in other comprehensive income (pre-tax)	5	-
Net other-than-temporary impairment charges to earnings	(80)	-
Service fees on deposit accounts	604	542
Other loan fees	773	499
Earnings from investment in life insurance	459	372
Net realized gain on sale of securities	118	324
Net gain on sale of SBA loans	187	101
Other income	566	506
Total Non-Interest Income	2,627	2,344

Non-Interest Expenses
Salaries and employee benefits	10,915	10,539
Occupancy and equipment	3,200	3,205
Professional	754	851
Advertising	270	225
Data processing	748	641
Insurance	345	390
FDIC insurance and assessments	553	673
Outside service fees	508	422
Amortization of identifiable intangibles	163	201
OREO expenses, OREO impairment and sales, net	699	270
Loan workout expenses	240	166
Other operating	1,452	1,510
Total Non-Interest Expenses	19,847	19,093

Income before Income Taxes	7,620	6,854

Income Tax Expense	2,805	2,546

Net Income	$4,815	$4,308

Preferred stock dividends and discount accretion	(448)	(814)

Net income available to common shareholders	$4,367	$3,494
Earnings Per Common Share
Basic	$0.55	$0.44
Diluted	$0.54	$0.44

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011
	(In Thousands)

Net income	$4,815	$4,308
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax benefit 2012: $47; 2011 $133	(71)	(194)
Unrealized holdings gains on securities available for sale, net of income tax 2012: $110; net of income tax 2011: $190	180	288
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of income tax benefit 2012: $34; 2011: $0	(51)	-
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net income tax 2012: $32; 2011: $0	48	-

Other comprehensive income	106	94

Total comprehensive income	$4,921	$4,402

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Shareholders’ Equity
		Common Stock
(Dollars in Thousands)	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2011	$8,628	7,620,929	$70,067	$1,325	$168	$80,188

Net Income	-	-	-	4,308	-	4,308

Other comprehensive income	-	-	-	-	94	94

Preferred stock, Series C issued	12,000	-	-	-	-	12,000

Preferred stock, Series C issuance costs	-	-	-	(48)	-	(48)

Redemption of preferred stock, Series A	(9,000)	-	-	-	-	(9,000)

Redemption of preferred stock, Series A
warrant	-	-	(460)	-	-	(460)

Dividends on preferred stock, Series C	-	-	-	(180)	-	(180)

Dividends on preferred stock, Series A	-	-	-	(262)	-	(262)

Preferred stock, Series A discount accretion	372	-	-	(372)	-	-

Common stock dividend – 3%	-	231,328	1,078	(1,078)	-	-

Stock option compensation expense	-	-	154	-	-	154

Options exercised	-	83,138	267	-	-	267

Tax-benefit-exercised non-qualified stock	-	-	41	-	-	41
options

Employee stock purchase program	-	6,823	32	-	-	32

Balance, December 31, 2011	$12,000	7,942,218	$71,179	$3,693	$262	$87,134

Net income	-	-	-	4,815	-	4,815

Other comprehensive income					106	106

Dividends on preferred stock, Series C	-	-	-	(448)	-	(448)

Stock based compensation expense	-	-	183	-	-	183

Options exercised	-	37,130	124	-	-	124

Tax-benefit-exercised non-qualified stock
options	-	-	13	-	-	13

Restricted stock awards-forfeiture	-	(4,133)	(8)	-	-	(8)

Employee stock purchase program	-	8,563	46	-	-	46

Balance, December 31, 2012	$12,000	7,983,778	$71,537	$8,060	$368	$91,965

See notes to consolidated financial statements.

Community Partners Bancorp

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net income	$4,815	$4,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680	703
Provision for loan losses	1,380	2,205
Intangible amortization	163	201
Net amortization of securities premiums and discounts	284	178
Other-than-temporary impairment on securities available for sale	80	-
Net realized gain on sale of securities available for sale	(118)	(324)
Deferred income taxes	(697)	(478)
Earnings from investment in life insurance	(459)	(372)
Net realized loss (gain) on sale of other real estate owned	197	(381)
Impairment on property held for sale	-	100
Impairment on other real estate owned	360	275
Stock based compensation expense	175	154
Gain from sale of SBA loans	(187)	(101)
Decrease (increase) in assets:
Accrued interest receivable	44	(17)
Other assets	(111)	588
(Decrease) increase in liabilities:
Accrued interest payable	(37)	14
Other liabilities	1,197	(51)
Net Cash Provided by Operating Activities	7,766	7,002
Cash Flows from Investing Activities
Purchase of securities available for sale	(17,880)	(30,212)
Purchase of securities held to maturity	(12,093)	(5,993)
Proceeds from sales of securities available for sale	2,948	4,048
Proceeds from repayments and maturities of securities available for sale	11,575	14,096
Proceeds from repayments and maturities of securities held to maturity	3,589	3,706
Proceeds from sale of SBA loans	1,987	1,803
Purchase of restricted investments	(803)	(817)
Net increase in loans	(44,348)	(21,667)
Proceeds from the sale of other real estate owned	6,047	2,852
Improvements on other real estate owned	(66)	(725)
Purchase of bank-owned life insurance	-	(3,452)
Purchase of premises and equipment	(1,283)	(254)
Net Cash Used in Investing Activities	(50,327)	(36,615)
Cash Flows from Financing Activities
Net increase in deposits	52,858	29,441
Net increase in securities sold under agreements to repurchase	492	1,361
Proceeds from issuance of preferred stock, Series C	-	12,000
Preferred stock, Series C, issuance costs	-	(48)
Redemption of preferred stock, Series A	-	(9,000)
Redemption of preferred stock, Series A warrants	-	(460)
Cash dividends paid on preferred stocks	(448)	(442)
Proceeds from employee stock purchase plan	46	32
Proceeds from exercise of stock options	124	267
Tax benefit of stock options exercised	13	41
Net Cash Provided by Financing Activities	53,085	33,192
Net Increase in Cash and Cash Equivalents	10,524	3,579
Cash and Cash Equivalents – Beginning	38,022	34,443

Cash and Cash Equivalents – Ending	$48,546	$38,022
Supplementary Cash Flows Information
Interest paid	$4,655	$5,224
Income taxes paid	$3,270	$3,302
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$525	$1,688

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

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

E.	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized losses related to factors other than credit or debt securities which have been determined to be other-than-temporarily impaired.

F.	Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in banks, and Federal funds sold. Interest-bearing deposits are due from the Federal Reserve Bank of New York. Generally, Federal funds are purchased and sold for one-day periods.

Note 1 – Summary of Significant Accounting Policies (Continued)

G.	Securities

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

H.	Restricted Investments

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2012 and 2011, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $1,465,000 and $1,405,000 at December 31, 2012 and 2011, respectively.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. The investment in this Fund is recorded at cost which was $1,500,000 and $757,000 at December 31, 2012 and 2011, respectively. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2012.

Note 1 – Summary of Significant Accounting Policies (Continued)

I.	Loans Receivable

Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

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

J.	Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2012 and 2011, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. Commercial real estate loans typically require a loan to value ratio of not greater than 75%. These loans are generally offered on a fixed or variable rate basis, subject to rate re-adjustments every five years and amortization schedules ranging from 5 to 25 years.

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

The Company originates fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan either converts to a permanent mortgage loan or is paid off. Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, an inspection of the property before disbursement of funds during the stages of the construction process, and approval from an identified source for the permanent takeout.

The Company offers a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit, equity loans, personal loans, automobile loans and overdraft protection. We do not originate subprime or negative amortization loans. Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwellings units and townhouses. Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate. Lines of credit are available to qualified applicants in amounts up to $350,000 for up to 15 years. We also offer fixed rate home equity loans in amounts up to $350,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers, real estate collateral supporting the mortgage debt and past credit history.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involves a reduction in interest rates or a modification of a loan’s amortization schedule. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

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

K.	Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets  has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The balance of participations sold to other banks that are serviced by the Company was $6,923,000 and $1,678,000 at December 31, 2012 and 2011, respectively.

L.	Other Real Estate Owned

Other Real Estate Owned (“OREO”) includes real estate acquired through foreclosure or by deed in lieu of foreclosure. Real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value.

Note 1 – Summary of Significant Accounting Policies (Continued)

M.	Bank-Owned Life Insurance

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

N.	Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their estimated life or the lease term.

O.	Advertising

The Company expenses advertising costs as incurred.

P.	Income Taxes

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2012 or 2011 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2009.

Q.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

R.	Earnings per Common Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding during the year. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends. Basic earnings per common share excludes dilution and is calculated by dividing income available to common shareholders by the weighted average common shares outstanding excluding restricted stock awards outstanding during the period. Diluted earnings per common share takes into account the potential dilution that could occur if certain outstanding securities to issue common stock were exercised and converted into common stock. Potential common shares relate to outstanding stock options, warrants and restricted stock awards, and are determined using the treasury stock method.

Note 1 – Summary of Significant Accounting Policies (Continued)

S.	Stock-Based Compensation

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

T.	Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the presentation used in the 2012 financial statements. These reclassifications had no effect on net income.

U.	Goodwill and Other Intangible Assets

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

The Company performed its annual goodwill impairment analysis as of September 30, 2012. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance. See Note 5 for additional details.

V.	Segment Reporting

The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, automated teller machine networks, and internet banking services, the Company offers a full array of commercial and retail financial services, including taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, and consumer banking operations of the Company. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

W.	Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012 for items that should potentially be recognized or disclosed in these financial statements.

Note 1 – Summary of Significant Accounting Policies (Continued)

X.	Recent Accounting Pronouncements

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

ASU 2013-02; In February, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference will be required to other U.S. GAAP disclosures. The amendments are effective for reporting periods beginning on or after December 15, 2012. The implementation of ASU 2013-02 is not expected to have a material impact on our financial position or results of operation.

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2012:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
			(In Thousands)
Securities available for sale:
Municipal securities	$1,255	55	$-	$-	$1,310
U.S. Government-sponsored enterprises (“GSE”) - Residential mortgage-backed securities	19,881	505	-	(12)	20,374
Collateralized residential mortgage obligations	22,655	342	-	(1)	22,996
Corporate debt securities, primarily financial institutions	4,017	49	(164)	(247)	3,655
	47,808	951	(164)	(260)	48,335
Community Reinvestment Act (“CRA”) mutual fund	2,344	77	-	-	2,421

	$50,152	$1,028	$(164)	$(260)	$50,756

Securities held to maturity:
Municipal securities	$17,799	$619	$-	$(4)	$18,414
GSE - Residential mortgage-backed securities	1,083	12	-	-	1,095
Collateralized residential mortgage obligations	892	2	-	-	894
Corporate debt securities, primarily financial institutions	1,812	-	-	(280)	1,532

	$21,586	$633	$-	$(284)	$21,935

December 31, 2011:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
Securities available for sale:			(In Thousands)
U.S. Government agency securities	$2,250	$8	$-	$-	$2,258
Municipal securities	1,261	46	-	-	1,307
GSE - Residential mortgage-backed securities	21,317	581	-	(20)	21,878
Collateralized residential mortgage obligations	16,865	298	-	-	17,163
Corporate debt securities, primarily financial institutions	3,067	-	(183)	(356)	2,528
	44,760	933	(183)	(376)	45,134

CRA mutual fund	2,258	63	-	-	2,321

	$47,018	$996	$(183)	$(376)	$47,455

Securities held to maturity:
Municipal securities	$11,296	$613	$-	$(2)	$11,907
Corporate debt securities, primarily financial institutions	1,809	-	-	(494)	1,315

	$13,105	$613	$-	$(496)	$13,222

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$-	$-	$9,032	$9,034
Due in one year through five years	1,791	1,805	1,922	2,049
Due in five years through ten years	1,464	1,485	4,967	5,211
Due after ten years	2,017	1,675	3,690	3,652
	5,272	4,965	19,611	19,946

GSE - Residential mortgage-backed securities	19,881	20,374	1,083	1,095
Collateralized residential mortgage obligations	22,655	22,996	892	894

	$47,808	$48,335	$21,586	$21,935

The Company had six securities sales in 2012 totaling $2,948,000 and recorded a gross realized gain of $118,000 from these sales as compared to nine sales totaling $4,048,000 recording a gross realized gain of $324,000 during 2011.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $23,827,000 and $27,412,000 at December 31, 2012 and 2011, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:	(In Thousands)

Municipal securities	$2,222	$(4)	$-	$-	$2,222	$(4)
GSE – Residential mortgage-backed securities	2,320	(12)	-	-	2,320	(12)
Collateralized residential mortgage obligations	4,184	(1)	-	-	4,184	(1)
Corporate debt securities, primarily financial institutions	-	-	2,805	(691)	2,805	(691)

Total Temporarily Impaired Securities	$8,726	$(17)	$2,805	$(691)	$11,531	$(708)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:	(In Thousands)

Municipal securities	$969	$(2)	$-	$-	$969	$(2)
GSE – Residential mortgage-backed securities	3,490	(20)	-	-	3,490	(20)
Corporate debt securities, primarily financial institutions	1,252	(50)	2,591	(983)	3,843	(1,033)

Total Temporarily Impaired Securities	$5,711	$(72)	$2,591	$(983)	$8,302	$(1,055)

Note 2 – Securities (Continued)

The Company had 15 securities in an unrealized loss position at December 31, 2012. In management’s opinion, the unrealized losses in municipal and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of December 31, 2012, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2012. These four securities have an amortized cost value of $2.8 million and a fair value of $2.3 million at December 31, 2012.

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $192,000 and a fair value of $28,000 at December 31, 2012. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 28 out of 39 banks and insurance companies that are performing at December 31, 2012. The deferrals and defaults as a percentage of original collateral at December 31, 2012 was 29.2%. Total other-than-temporary impairment on this security was $472,000 at December 31, 2012, of which $308,000 was determined to be a credit loss and charged to operations and $164,000 was determined to be non-credit related and recognized in the other comprehensive income component. There was an $80,000 other-than-temporary impairment charge to earnings during 2012, as compared to none for the same period in 2011. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the years ended December 31, 2012 and 2011 (in thousands):

Beginning balance, January 1, 2011	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-

Ending balance, December 31, 2011	228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	80

Ending balance, December 31, 2012	$308

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Thousands)

Commercial and industrial	$138,438	$136,869
Real estate – construction	83,755	51,180
Real estate – commercial	288,060	270,688
Real estate – residential	20,875	19,201
Consumer	40,975	52,853

	572,103	530,791
Allowance for loan losses	(7,984)	(7,310)
Unearned fees	(656)	(661)

Net Loans	$563,463	$522,820

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011:

December 31, 2012:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$350	$2,132	$1,681	$4,163	$134,275	$138,438	$-
Real estate – construction	-	324	-	324	83,431	83,755	-
Real estate – commercial	2,609	231	3,542	6,382	281,678	288,060	-
Real estate – residential	590	-	263	853	20,022	20,875	-
Consumer	201	-	1,988	2,189	38,786	40,975	2

Total	$3,750	$2,687	$7,474	$13,911	$558,192	$572,103	$2

December 31, 2011:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$538	$1,776	$2,349	$4,663	$132,206	$136,869	$-
Real estate – construction	-	-	292	292	50,888	51,180	-
Real estate – commercial	5,499	-	145	5,644	265,044	270,688	-
Real estate – residential	-	998	263	1,261	17,940	19,201	-
Consumer	375	50	2,191	2,616	50,237	52,853	-

Total	$6,412	$2,824	$5,240	$14,476	$516,315	$530,791	$-

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2012 and 2011:

	2012	2011
	(In Thousands)

Commercial and industrial	$1,681	$2,349
Real estate – construction	-	292
Real estate – commercial	3,542	145
Real estate – residential	263	263
Consumer	1,986	2,191

Total	$7,472	$5,240

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2012 and 2011:

December 31, 2012:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$4,774	$4,774	$-	$4,905	$193
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,971	4,971	-	5,003	138
Real estate – residential	-	-	-	-	-
Consumer	352	352	-	361	16

With an allowance recorded:
Commercial and industrial	$1,140	$1,140	$295	$1,185	$138
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,121	4,121	470	4,170	206
Real estate – residential	263	263	60	263	-
Consumer	1,780	1,780	233	1,794	-

Total:
Commercial and industrial	$5,914	$5,914	$295	$6,090	$331
Real estate – construction	-	-	-	-	-
Real estate – commercial	9,092	9,092	470	9,173	344
Real estate – residential	263	263	60	263	-
Consumer	2,132	2,132	233	2,155	16

	$17,401	$17,401	$1,058	$17,681	$691

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2011:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,423	$3,423	$-	$3,436	$139
Real estate – construction	-	-	-	-	-
Real estate – commercial	3,510	3,510	-	3,529	160
Real estate – residential	225	225	-	225	4
Consumer	251	251	-	251	8

With an allowance recorded:
Commercial and industrial	$2,914	$3,161	$928	$2,876	$55
Real estate – construction	292	292	63	414	20
Real estate – commercial	4,228	4,228	188	4,265	244
Real estate – residential	263	263	15	263	5
Consumer	1,938	1,938	254	1,938	-

Total:
Commercial and industrial	$6,337	$6,584	$928	$6,312	$194
Real estate – construction	292	292	63	414	20
Real estate – commercial	7,738	7,738	188	7,794	404
Real estate – residential	488	488	15	488	9
Consumer	2,189	2,189	254	2,189	8

	$17,044	$17,291	$1,448	$17,197	$635

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2012:

Commercial and industrial	$119,195	$7,196	$12,047	$-	$138,438
Real estate – construction	78,119	1,443	4,193	-	83,755
Real estate – commercial	267,768	4,648	15,644	-	288,060
Real estate – residential	20,507	-	368	-	20,875
Consumer	38,394	140	2,441	-	40,975

Total:	$523,983	$13,427	$34,693	$-	$572,103

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2011:

Commercial and industrial	$119,531	$4,683	$12,655	$-	$136,869
Real estate – construction	50,346	-	834	-	51,180
Real estate – commercial	255,877	4,300	10,511	-	270,688
Real estate – residential	18,938	-	263	-	19,201
Consumer	49,973	144	2,736	-	52,853

Total:	$494,665	$9,127	$26,999	$-	$530,791

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

As part of the allowance computation at December 31, 2012, the Company undertook a comprehensive review and inspection of all loans with collateral identified as being located within certain impact zones of Superstorm Sandy that impacted the region in October 2012. In the analysis, the Company reviewed a total of $26.1 million in loans, comprised of $20.4 million of commercial real estate and commercial and industrial loans, which represented 4.0% of this segment of the loan portfolio, $4.9 million of consumer loans, consisting primarily of home equity products, which represented 12.0% of this segment of the portfolio, and $800,000 of residential mortgage loans, which represented 4.0% of this segment of our portfolio. In total, the $26.1 million of identified loans represented 4.6% of the total loan portfolio. The Company evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on that evaluation, there were no loan charge-offs or specific losses identified at this time. Although the ultimate amount of loan losses relating to the storm is uncertain and difficult to predict, as information continues to be gathered, the Company recorded an additional provision for loan losses of $204,000 for the quarter and year ended December 31, 2012, solely related to the impact of the storm.

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2012 and 2011:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(552)	-	(59)	-	(285)	-	(896)
Recoveries	18	-	169	-	3	-	190
Provision	(77)	955	314	(39)	213	14	1,380

Ending balance, December 31, 2012	$1,837	$3,367	$1,646	$217	$811	$106	$7,984

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2011	$2,081	$2,193	$895	$276	$793	$8	$6,246
Charge-offs	(482)	-	(82)	-	(688)	-	(1,252)
Recoveries	1	-	58	-	52	-	111
Provision	848	219	351	(20)	723	84	2,205

Ending balance, December 31, 2011	$2,448	$2,412	$1,222	$256	$880	$92	$7,310

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2012 and 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2012:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$1,837	$295	$1,542	$138,438	$5,914	$132,524
Real estate – construction	1,646	-	1,646	83,755	-	83,755
Real estate – commercial	3,367	470	2,897	288,060	9,092	278,968
Real estate – residential	217	60	157	20,875	263	20,612
Consumer	811	233	578	40,975	2,132	38,843
Unallocated	106	-	106	-	-	-

Total:	$7,984	$1,058	$6,926	$572,103	$17,401	$554,702

	Allowance for Loan Losses			Loans Receivable
December 31, 2011:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$2,448	$928	$1,520	$136,869	$6,337	$130,532
Real estate – construction	1,222	63	1,159	51,180	292	50,888
Real estate – commercial	2,412	188	2,224	270,688	7,738	262,950
Real estate – residential	256	15	241	19,201	488	18,713
Consumer	880	254	626	52,853	2,189	50,664
Unallocated	92	-	92	-	-	-

Total:	$7,310	$1,448	$5,862	$530,791	$17,044	$513,747

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involves a temporary reduction in interest rates or a modification of a loan’s amortization schedule. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans identified as troubled debt restructurings are designated as impaired and classified as substandard loans.

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

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2012 and 2011:

	December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	4	$2,167	$2,142
Real estate – construction	-	-	-
Real estate – commercial	2	279	277
Real estate – residential	-	-	-
Consumer	1	155	146

Total	7	$2,601	$2,565

	December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	2	$374	$361
Real estate – construction	-	-	-
Real estate – commercial	1	2,630	2,626
Real estate – residential	-	-	-
Consumer	-	-	-

Total	3	$3,004	$2,987

The Company classifies all troubled debt restructurings as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair value down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.

As a result of our impairment evaluation, the Company established a reserve amount of $45,000 against one loan classified as troubled debt restructuring as of December 31, 2012. Our troubled debt restructured loans are generally agreed to a short-term payment plan. The extent of these plans are generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2012, were rate modifications. The Company does not extend maturities, recast legal documents and/or forgive any interest or principal.

As of December 31, 2012, loans modified in a troubled debt restructuring totaled $9.6 million, including $5.9 million that are current, $3.0 million that are 30-59 days past due, $221,000 that are 60-89 days past due and one non-accrual loan totaling $476,000. All loans modified in a troubled debt restructuring as of December, 2012 were current at the time of the modifications and were never reported as a non-accrual loan prior to modification.

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during year ended December 31, 2012 and 2011:

As of December 31, 2012
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	476
Real estate – residential	-	-
Consumer	-	-

Total	1	$476

As of December 31, 2011
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	2	252

Total	2	$252

As of December 31, 2012, there was one real estate commercial loan totaling $476,000 which was placed on non-accrual status that was previously a troubled debt restructured loan. This loan was individually analyzed for impairment at the time of default and it was determined that the collateral was in excess of the combined outstanding principal and interest of the loans and therefore no specific reserve was recorded nor charge-off was taken. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

Note 4 – Bank Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 are as follows:

	Estimated Useful Lives	2012	2011
		(In Thousands)

Land	Indefinite	$400	$400
Buildings	30 years	899	899
Leasehold improvements	5-15 years	4,516	4,281
Furniture and equipment	2 - 7 years	7,490	6,442

		13,305	12,022

Less accumulated depreciation and amortization		(10,062)	(9,382)

		$3,243	$2,640

The Company has land held for sale with an aggregate value of $1,000,000 at December 31, 2012 and 2011, which is included in other assets and is carried at the net realizable value, based on its current appraised value. No impairment charge was recorded during 2012 as compared to a $100,000 during 2011, which reflected the declining valuations in the current real estate market.

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

Based on the results of the step one goodwill impairment analysis, the Company determined that the potential for goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded on the goodwill balance of $18,109,000 for the years ended December 31, 2012 and 2011, respectively.

Note 5 – Goodwill and Other Intangible Assets (Continued)

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $268,000, net of accumulated amortization of $1,838,000, as of December 31, 2012 and a carrying value of $431,000, net of accumulated amortization of $1,675,000, as of December 31, 2011. Amortization expense related to intangible assets was $163,000 and $201,000 for the years ended December 31, 2012 and 2011, respectively.

The aggregate estimated amortization expense for the next four fiscal years is expected to be as follows (in thousands):

2013	$124
2014	86
2015	48
2016	10

Note 6 – Deposits

The components of deposits at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Thousands)

Demand, non-interest bearing	$112,746	$88,209
Demand, interest bearing, money market and savings	394,317	352,025
Time, $100,000 and over	44,229	52,794
Time, other	55,478	60,884

	$606,770	$553,912

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

2013	$52,519
2014	26,514
2015	11,320
2016	3,830
2017	3,393
Thereafter	2,131

$99,707

The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $882,000 and $191,000 as of December 31, 2012 and 2011, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$16,710	$16,218
Average during the year	18,266	16,593
Maximum month-end balance	19,860	19,524
Weighted average rate during the year	0.59%	0.71%
Weighted average rate at December 31	0.52%	0.55%

Note 8 – Borrowings

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011	Rate	Original Term	Maturity
		(Dollars In Thousands)

Fixed Rate Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7 years	August 2017

	$13,500	$13,500	3.18%

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at December 31, 2012 and 2011.

The Company has a remaining borrowing capacity with the FHLB of approximately $38,909,000 based on $52,409,000 loans pledged at December 31, 2012. There were no short-term borrowings from the FHLB at December 31, 2012 and 2011.

Note 9 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit.  Annually, the Company matches a percentage of employee contributions. The Company contributed $241,000 and $229,000 for the years ended December 31, 2012 and 2011, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2012 and 2011, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2012 and 2011, other liabilities included approximately $767,000 and $582,000, respectively, accrued under this plan. For the year ended December 31, 2012, expenses related to this plan included in the consolidated statements of operations are approximately $214,000 as compared to $91,000 for year ended December 31, 2011.

Note 10 – Income Taxes

The components of income tax expense for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(In Thousands)

Current	$3,502	$3,024
Deferred	(697)	(478)

	$2,805	$2,546

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2012 and 2011:

	2012		2011
	Amount	%	Amount	%
	(Dollars In Thousands)

Pre-tax book income	$2,591	34.0%	$2,330	34.0%
Tax exempt interest	(168)	(2.2)	(124)	(1.8)
Bank-owned life insurance income	(156)	(2.0)	(126)	(1.8)
State income taxes, net of federal income tax benefit	419	5.5	379	5.5
Other	119	1.5	87	1.2

	$2,805	36.8%	$2,546	37.1%

The components of the net deferred tax asset, included in other assets, as of December 31, 2012 and 2011, were as follows:

	2012	2011
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$3,210	$2,940
Depreciation and amortization	1,541	1,460
Deferred compensation	128	25
Other real estate owned (“OREO”) write-downs	327	183
Other	194	162

	5,400	4,770
Deferred tax liabilities:
Purchase accounting adjustments	(333)	(402)
Unrealized gain on investment securities available for sale	(237)	(176)
Other	(247)	(245)

	(817)	(823)

Net Deferred Tax Asset	$4,583	$3,947

Note 11 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(In Thousands, Except Per Share Data)

Net income	$4,815	$4,308
Preferred stock dividends and discount accretion	(448)	(814)

Net income applicable to common shareholders	$4,367	$3,494

Weighted average common shares outstanding	7,950	7,900
Effect of dilutive securities, stock options	174	115

Weighted average common shares outstanding used to calculate diluted earnings per share	8,124	8,015

Basic earnings per common share	$0.55	$0.44

Diluted earnings per common share	$0.54	$0.44

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation were 345,000 and 474,000 for 2012 and 2011, respectively.

Note 12 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2022. Aggregate rent expense was $1,478,000 and $1,368,000 for the years ended December 31, 2012 and 2011, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2012 are as follows (in thousands):

2013	$1,223
2014	1,240
2015	1,215
2016	1,197
2017	1,493
Thereafter	3,360

$9,728

Note 13 – Stock Option Plans

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. There are no shares of common stock remaining and available for future issuances under these plans.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2012, the number of shares of Company common stock remaining and available for future issuance under the Plan is 245,504 after adjusting for subsequent stock dividends.

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

On December 11, 2012, the Committee granted officers incentive stock options to purchase an aggregate of 62,400 shares of Company common stock.  These options are scheduled to vest 20% per year over five years beginning December 11, 2013.  The options were granted with an exercise price of $5.49 per share based upon the average trading price of Company’s common stock on the grant date.

On August 15, 2012, the Committee granted an officer incentive stock options to purchase an aggregate of 3,000 shares of Company’s common stock. These options are scheduled to vest 25% per year over four years beginning August 14, 2014. These options were granted with an exercise price of $5.56 per share based upon the average trading price of Company’s common stock on the grant date.

On March 21, 2012, the Committee granted an officer incentive stock options to purchase an aggregate of 3,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning April 12, 2013. These options were granted with an exercise price of $5.75 per share based upon the average trading price of Company’s common stock on the grant date.

Note 13 – Stock Option Plans (Continued)

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

Stock based compensation expense related to the stock option grants, was approximately $158,000 and $121,000 for the years ended December 31, 2012 and 2011, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2012 and 2011 to the stock based compensation.

Total unrecognized compensation cost related to non-vested options under the Plan was $417,000 as of December 31, 2012 and will be recognized over the subsequent 3.2 years.

The following table summarizes information about outstanding options from all plans at and for the years ended December 31, 2012 and 2011, as adjusted for the 3% stock dividend in 2011:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding, December 31, 2011	917,581	$6.82
Options granted	68,400	5.50
Options exercised	(37,130)	3.34
Options forfeited	(27,246)	3.91

Options outstanding, December 31, 2012	921,605	$6.95	4.9 years	$911,624
Options exercisable, end of year	610,593	$8.23	3.3 years	$552,848

Options price range at end of year	$3.01 to $14.17

The total intrinsic value of stock options exercised was $76,000 and $137,000 during the years ended December 31, 2012 and 2011, respectively. Cash received from such exercises was $124,000 and $267,000, respectively. A tax benefit of $13,000 was recognized during the year ended December 31, 2012, as compared to $41,000 for the same period in 2011.

Note 13 – Stock Option Plans (Continued)

The following summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$3.01 - $3.91	373,275	6.0 years	$3.35
$4.39 - $4.94	14,156	4.8 years	4.39
$5.01 - $5.95	195,153	9.2 years	5.30
$6.11 - $6.38	563	0.8 years	6.27
$7.23 - $7.95	1,095	1.3 years	7.39
$8.13 - $9.86	61,664	0.2 years	8.27
$11.17 - $14.17	275,699	1.2 years	12.83

	921,605

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the stock options granted on December 11, 2012:

Dividend yield	0.00%
Expected volatility	29.39%
Risk-free interest rate	1.06%
Forfeiture rate	5.00%
Expected life	7.5 years
Fair value of options granted	$1.87

The following assumptions were used to estimate the fair value of the stock options granted on August 15, 2012:

Dividend yield	0.00%
Expected volatility	29.97%
Risk-free interest rate	1.18%
Forfeiture rate	0.00%
Expected life	7.5 years
Fair value of options granted	$1.94

The following assumptions were used to estimate the fair value of the stock options granted on March 21, 2012:

Dividend yield	0.00%
Expected volatility	30.82%
Risk-free interest rate	1.40%
Forfeiture rate	0.00%
Expected life	7.5 years
Fair value of options granted	$2.09

Note 13 – Stock Option Plans (Continued)

The following assumptions were used to estimate the fair value of the stock options granted on December 12, 2011:

Dividend yield	0.00%
Expected volatility	30.58%
Risk-free interest rate	1.45%
Forfeiture rate	5.00%
Expected life	7.5 years
Fair value of options granted	$1.53

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

Total unrecognized compensation cost related to restricted stock options under the Plan was $11,000 as of December 31, 2012 and will be recognized over the subsequent 0.9 years. As of December 31, 2011, all restricted stock shares were unvested.

On August 18, 2010, the Company awarded officers 20,600 shares of the Company’s restricted common stock, which were subsequently issued on September 30, 2010. These awards are scheduled to vest on the first day of the fourth year following the grant date, with the award of 7,725 of these shares subject to an earnings condition. During 2012, the award of 3,863 of these shares were forfeited because earning conditions were not met.

On October 20, 2010, the Company awarded officers 1,442 shares of the Company’s restricted common stock. These awards are scheduled to vest on the first day of the fourth year following the grant date, with the award of 541 of these shares subject to an earnings condition. During 2012, the award of 270 of these shares were forfeited because earning conditions were not met.

Compensation expense related to the restricted stock was to $25,000 and $33,000 for the years ended December 31, 2012 and 2011, respectively, and is included in salaries and employee benefits on the statement of operations. An $8,000 reversal of compensation expense was recorded during the first quarter of 2012 due to the forfeiture of restricted stock. There was no deferred tax benefit recognized during years ended December 31, 2012 and 2011 related to the restricted stock compensation.

The following table summarizes information about restricted stock for the year ended December 31, 2012:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2010	22,042	$3.93
Granted	-	-

Unvested at December 31, 2011	22,042	$3.93
Forfeited	(4,133)	3.93

Unvested at December 31, 2012	17,909	$3.93

All 2012 share and per share data have been retroactively adjusted to reflect the 3% stock dividend declared on November 10, 2011 payable on December 30, 2011 to shareholders of record as of December 13, 2011.

Note 14 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Community Partners and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Community Partners relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2012 were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2012 and 2011, loans to related parties amounted to $12,930,000 and $12,771,000 respectively. During 2012, new loans and advances to such related parties totaled $327,000 and repayments and other reductions aggregated $168,000.

A director of the Bank is the principal of a company that provides leasehold improvement construction services for certain of the Bank’s offices. The Bank paid $1,000 and $10,000 for these construction services for the years ended December 31, 2012 and 2011, respectively. Most costs are capitalized to leasehold improvements and are amortized over a ten to fifteen year period. Construction costs incurred are comparable to similarly outfitted bank office space in the market area.

Note 15 – Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $122,905,000 and $156,205,000 at December 31, 2012 and 2011, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $4,195,000 and $5,066,000 at December 31, 2012 and 2011, respectively. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4,195,000 and $5,066,000 at December 31, 2012 and 2011, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2012 and 2011.

Note 16 – Regulatory Matters

The Bank is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve balance was $50,000 at December 31, 2012.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2012 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Community Partners and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2011 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)
Community Partners Bancorp	$80,835	13.28%	$	>48,696	>8.00%	$	N/A	N/A
Two River Community Bank	80,773	13.27%		>48,695	>8.00%		>60,869	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	73,220	12.03%		>24,346	>4.00%		N/A	N/A
Two River Community Bank	73,159	12.02%		>24,346	>4.00%		>36,519	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	73,220	10.36%		>28,270	>4.00%		N/A	N/A
Two River Community Bank	73,159	10.35%		>28,274	>4.00%		>35,343	>5.00%

As of December 31, 2011
Total capital (to risk-weighted assets)
Community Partners Bancorp	$75,444	13.26%	$	>45,517	>8.00%	$	N/A	N/A
Two River Community Bank	75,340	13.25%		>45,488	>8.00%		>56,860	>10.00%

Tier 1 capital (to risk-weighted assets)
Community Partners Bancorp	68,332	12.01%		>22,758	>4.00%		N/A	N/A
Two River Community Bank	68,229	12.00%		>22,743	>4.00%		>34,115	>6.00%

Tier 1 capital (to average assets)
Community Partners Bancorp	68,332	10.39%		>26,307	>4.00%		N/A	N/A
Two River Community Bank	68,229	10.38%		>26,292	>4.00%		>32,866	>5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Note 17 – Fair Value of Financial Instruments

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2012

Securities available for sale:

Municipal securities	$-	$1,310	$-	$1,310
GSE: Residential mortgage-backed securities	-	20,374	-	20,374
Collateralized residential mortgage obligations		22,996	-	22,996
Corporate debt securities, primarily financial institutions	-	3,627	28	3,655
CRA mutual fund	2,421	-	-	2,421

Total	$2,421	$48,307	$28	$50,756

At December 31, 2011

Securities available for sale:

U.S. Government agency securities	$-	$2,258	$-	$2,258
Municipal securities	-	1,307	-	1,307
GSE: Residential mortgage-backed securities	-	21,878	-	21,878
Collateralized residential mortgage obligations		17,163	-	17,163
Corporate debt securities, primarily financial institutions	-	2,439	89	2,528
CRA mutual fund	2,321	-	-	2,321

Total	$2,321	$45,045	$89	$47,455

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	December 31, 2012	December 31, 2011
	(In Thousands)

Beginning balance January 1	$89	$29
Total gains/(losses):
Included in earnings	(80)	-
Included in other comprehensive income	19	60

Ending Balance	$28	$89

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2012
Impaired loans	$-	$-	$6,246	$6,246
Other real estate owned	-	-	1,752	1,752

At December 31, 2011
Impaired loans	$-	$-	$8,187	$8,187
Other real estate owned	-	-	7,765	7,765
Property held for sale	-	-	1,000	1,000

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The discount range for appraisal values range from 0.0% to 5.0% (weighted average of 1.5%), and liquidation expenses range from 2.2% to 13.6% (weighted average of 6.7%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Note 17 – Fair Value of Financial Instruments (Continued)

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO ranges from 3.5% to 8.5% (weighted average of 5.7%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2012, properties totaling $1,752,000 as compared to $7,765,000 at December 31, 2011, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

•	Property held for sale – This real estate property is carried in other assets as property held for sale at fair value based upon the appraised value of the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2012 and December 31, 2011, the Company determined that no active market existed for our one pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours.  Due to the subordination of the security, discount margins contemplated in the valuation at December 31, 2012 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Note 17 – Fair Value of Financial Instruments (Continued)

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2012 and 2011.

Note 17 – Fair Value of Financial Instruments (Continued)

 The estimated fair values of the Company’s financial instruments at December 31, 2012 were as follows:

	Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,546	$48,546	$48,546	$-	$-
Securities available for sale	50,756	50,756	2,421	48,307	28
Securities held to maturity	21,586	21,935	-	21,935	-
Restricted investments	3,040	3,040	-	-	3,040
Loans receivable	563,463	565,653	-	-	565,653
Accrued interest receivable	1,884	1,884	-	237	1,647

Financial liabilities:
Deposits	606,770	608,329	-	608,329	-
Securities sold under agreements to repurchase	16,710	16,710	-	16,710	-
Long-term debt	13,500	14,921	-	14,921	-
Accrued interest payable	70	70	-	70	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

The estimated fair value of the Company’s financial instruments at December 31, 2011 were as follows:

	2011
	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$38,022	$38,022
Securities available for sale	47,455	47,455
Securities held to maturity	13,105	13,222
Restricted investments	2,237	2,237
Loans receivable	522,820	516,174
Accrued interest receivable	1,928	1,928

Financial liabilities:
Deposits	553,912	556,442
Securities sold under agreements to repurchase	16,218	16,218
Long-term debt	13,500	14,950
Accrued interest payable	107	107

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-

Note 18 – Shareholders’ Equity

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the three months ended December 31, 2012, the dividend rate was 4.323% and will be 3.511% and 2.000% for the first and second quarter of 2013, respectively.

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

Additionally, on October 26, 2011, the Company redeemed the TARP CPP warrant issued to the U.S. Treasury for $460,000.

Note 19 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Community Partners, is as follows:

Condensed Balance Sheets
	December 31,
	2012	2011
	(In Thousands)
Assets
Cash and cash equivalents	$114	$190
Investments in subsidiaries	91,904	87,031
Other assets	25	39

Total assets	$92,043	$87,260

Liabilities and Shareholders’ Equity
Other liabilities	$78	$126
Shareholders’ equity	91,965	87,134

Total liabilities and shareholders’ equity	$92,043	$87,260

Condensed Statements of Income
	December 31,
	2012	2011
	(In Thousands)

Other operating expenses	$175	$152

Loss before income taxes	(175)	(152)

Income tax expense	2	2

Loss before undistributed income of subsidiaries	(177)	(154)

Equity in undistributed income of subsidiaries	4,992	4,462

Net income	$4,815	$4,308

Note 19 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows
	December 31,
	2012	2011
	(In Thousands)
Cash flows from operating activities:
Net income	$4,815	$4,308
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,992)	(4,462)
Stock option compensation expense	175	154
Other, net	191	578

Net cash provided by operating activities	189	578

Cash flows from investing activities:
Contributions to subsidiary, net	-	(3,000)

Net cash used in investing activities	-	(3,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	124	267
Tax benefit of stock options exercised	13	41
Proceeds from issuance of preferred stock, Series C	-	12,000
Preferred stock, Series C issuance costs	-	(48)
Redemption of preferred stock, Series A	-	(9,000)
Redemption of preferred stock, Series A warrants	-	(460)
Proceeds from employee stock purchase program	46	32
Cash dividends paid on preferred stocks	(448)	(442)

Net cash (used in) provided by financing activities	(265)	2,390

Decrease in cash and cash equivalents	(76)	(32)

Cash and cash equivalents at beginning of period	190	222

Cash and cash equivalents at end of year	$114	$190

Note 20 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2012 and 2011, on a quarterly basis, for Community Partners. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):
	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,762	$7,739	$7,609	$7,728
Interest expense	1,113	1,126	1,157	1,222

Net interest income	6,649	6,613	6,452	6,506
Provision for loan losses	430	330	270	350

Net interest income after provision for loan losses	6,219	6,283	6,182	6,156
Non-interest income	702	597	760	568
Non-interest expense	4,963	4,919	5,063	4,902

Income before income taxes	1,958	1,961	1,879	1,822
Income taxes	718	727	693	667

Net income	1,240	1,234	1,186	1,155

Preferred stock dividends	(130)	(31)	(150)	(137)

Net income available to common shareholders	$1,110	$1,203	$1,036	$1,018
Per common share data:
Basic earnings	$0.14	$0.15	$0.13	$0.13
Diluted earnings	$0.14	$0.15	$0.13	$0.13

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,739	$7,819	$7,843	$7,645
Interest expense	1,276	1,302	1,348	1,312

Net interest income	6,463	6,517	6,495	6,333
Provision for loan losses	350	730	600	525

Net interest income after provision for loan losses	6,113	5,787	5,895	5,808
Non-interest income	522	899	868	436
Non-interest expense	4,716	4,920	5,052	4,786

Income before income taxes	1,919	1,766	1,711	1,458
Income taxes	717	661	633	535

Net income	1,202	1,105	1,078	923

Preferred stock dividends & discount accretion	(126)	(402)	(143)	(143)

Net income available to common shareholders	$1,076	$703	$935	$780
Per common share data:
Basic earnings	$0.14	$0.09	$0.12	$0.10
Diluted earnings	$0.13	$0.09	$0.12	$0.10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY PARTNERS BANCORP

Date: March 29, 2013	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 29, 2013
Frank J. Patock, Jr.

/s/ CHARLES T. PARTON	Vice Chairman of the Board	March 29, 2013
Charles T. Parton

/s/ JAMES M. BOLLERMAN	Director	March 29, 2013
James M. Bollerman

/s/ ROBERT E. GREGORY	Director	March 29, 2013
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 29, 2013
Robert B. Grossman, MD

/s/ JOHN E. HOLOBINKO, ESQ.	Director	March 29, 2013
John E. Holobinko, ESQ.

/s/ WILLIAM F. LaMORTE	Director	March 29, 2013
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 29, 2013
Joseph F.X. O’Sullivan

/s/ JOHN J. PERRI, JR. CPA	Director	March 29, 2013
John J. Perri, Jr. CPA

/s/ WILLIAM STATTER	Director	March 29, 2013
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 29, 2013
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Director	March 29, 2013
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 29, 2013
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 29, 2013
A Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-182855) filed with the SEC on July 26, 2012)

3.2
By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarterly period ended September 30, 2011 filed with the SEC on November 10, 2011)

4.1
Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on January 6, 2006 (the “January  S-4/A”))

4.2
Specimen certificate representing the Registrant’s Senior Non-Cumulative Perpetual Stock, Series C, without par value (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

4.3
Shareholder Rights Agreement, dated as of July 20, 2011, by and between the Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

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

10.6		Remote processing services agreement between Harland Financial Solutions, Inc. and Two River Community Bank, dated February 27, 2006

10.7	#	Community Partners Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10.8		Form of Incentive Stock Option Agreement under 2007 Equity Incentive Plan

10.9		Form of Non-qualified Stock Option Agreement under 2007 Equity Incentive Plan

10.10
Securities Purchase Agreement, effective August 11, 2011, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

10.11	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated July 7, 2005 by and between Two River Community Bank and William D. Moss, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.12	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005 by and between Two River Community Bank and Alan B. Turner, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.13	#
Employment Agreement, effective as of  May 28, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.14	#
First Amendment to Employment Agreement, effective as of  July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.15	#
Change in Control Agreement, effective as of June 1, 2010, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.16	#
First Amendment to Change in Control Agreement, effective as of July 22, 2010, by and between Community Partners Bancorp, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.17	#	Second Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated March 1, 2010 by and between Two River Community Bank and Alan Turner

10.18	#
Second Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 by and between Two River Community Bank and William D. Moss, effective as of June 1, 2010(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.19	#
Third Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 by and between Two River Community Bank and Alan B. Turner, effective as of June 1, 2010(incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.20	#
Change in Control Agreement, effective as of July 20, 2010, by and between Community Partners Bancorp, Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.21	#
Restricted Stock Agreement, dated as of September 30, 2010, by and between Community Partners Bancorp, Two River Community Bank and William D. Moss and supplemented effective October 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with SEC on November 15, 2010)

10.22	#
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with SEC on November 15, 2010)

10.23	#
Change in Control Agreement, effective as of April 20, 2011, by and between Community Partners Bancorp, Two River Community Bank and Robert C. Werner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with SEC on April 21, 2011)

10.24	#
Two River Community Bank 2012 Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with SEC on August 14, 2012)

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