Form 10-Q
period 2013-03-31
Community Partners Bancorp
filed 2013-05-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Yes ☐    No ☒

As of May 3, 2013, there were 8,043,271 shares of the registrant’s common stock, no par value, outstanding.

COMMUNITY PARTNERS BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.           Financial Statements

COMMUNITY PARTNERS BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$17,114	$15,349
Interest-bearing deposits in bank	28,892	33,197

Cash and cash equivalents	46,006	48,546

Securities available-for-sale	49,632	50,756
Securities held-to-maturity (fair value of $20,489 and $21,935 at March 31, 2013 and December 31, 2012, respectively)	20,182	21,586
Restricted investments, at cost	3,040	3,040
Loans	578,916	571,447
Allowance for loan losses	(8,195)	(7,984)
Net loans	570,721	563,463

Other real estate owned	1,390	1,752
Bank-owned life insurance	13,562	13,457
Premises and equipment, net	3,154	3,243
Accrued interest receivable	1,785	1,884
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,876 and $1,838 at March 31, 2013 and December 31, 2012, respectively	230	268
Other assets	7,807	7,791

TOTAL ASSETS	$735,618	$733,895

LIABILITIES
Deposits:
Non-interest bearing	$119,538	$112,746
Interest bearing	484,178	494,024

Total Deposits	603,716	606,770

Securities sold under agreements to repurchase	20,564	16,710
Accrued interest payable	52	70
Long-term debt	13,500	13,500
Other liabilities	4,740	4,880

Total Liabilities	642,572	641,930

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at March 31, 2013, and December 31, 2012, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; 8,031,606 and 7,983,778 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	71,752	71,537
Retained earnings	9,115	8,060
Accumulated other comprehensive income	179	368
Total Shareholders' Equity	93,046	91,965

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$735,618	$733,895

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
     (in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Interest Income:
Loans, including fees	$7,140	$7,318
Securities:
Taxable	261	303
Tax-exempt	107	97
Interest bearing deposits	20	21
Total Interest Income	7,528	7,739
Interest Expense:
Deposits	902	1,086
Securities sold under agreements to repurchase	22	28
Borrowings	106	108
Total Interest Expense	1,030	1,222
Net Interest Income	6,498	6,517
Provision for Loan Losses	180	350
Net Interest Income after Provision for Loan Losses	6,318	6,167
Non-Interest Income:
Service fees on deposit accounts	140	137
Other loan fees	201	175
Earnings from investment in life insurance	105	118
Net realized gain on sale of securities	153	-
Net gain on sale of SBA loans	85	-
Other income	137	127
Total Non-Interest Income	821	557
Non-Interest Expenses:
Salaries and employee benefits	2,729	2,700
Occupancy and equipment	958	779
Professional	163	195
Insurance	77	92
FDIC insurance and assessments	117	141
Advertising	69	60
Data processing	152	161
Outside services fees	133	127
Amortization of identifiable intangibles	38	48
OREO expenses, OREO impairment and sales, net	404	175
Loan workout expenses	95	34
Other operating	369	390
Total Non-Interest Expenses	5,304	4,902
Income before Income Taxes	1,835	1,822
Income Tax Expense	675	667
Net Income	1,160	1,155
Preferred stock dividend	(105)	(137)
Net income available to common shareholders	$1,055	$1,018
Earnings Per Common Share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13
Weighted average common shares outstanding:
Basic	7,993	7,956
Diluted	8,175	8,111

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
     (in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$1,160	$1,155
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax benefit 2013: $61; 2012: $0	(92)	-
Unrealized holdings gains on securities available for sale, net of income tax (benefit) 2013: $(66); 2012: $24	(101)	39
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of income tax (benefit) 2013: $3; 2012: $(6)	4	(8)

Other comprehensive (loss) income	(189)	31

Total comprehensive income	$971	$1,186

See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(dollar amounts in thousands)

		Common Stock			Accumulated
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2013	$12,000	7,983,778	$71,537	$8,060	$368	$91,965

Net income	-	-	-	1,160	-	1,160

Other comprehensive loss	-	-	-	-	(189)	(189)

Dividends on preferred stock, Series C	-	-	-	(105)	-	(105)

Stock option compensation expense	-	-	48	-	-	48

Options exercised	-	46,122	155	-	-	155

Tax benefit on non-qualified stock options exercised	-	-	2	-	-	2

Employee stock purchase program	-	1,706	10	-	-	10

Balance, March 31, 2013	$12,000	8,031,606	$71,752	$9,115	$179	$93,046

Balance January 1, 2012	$12,000	7,942,218	$71,179	$3,693	$262	$87,134

Net income	-	-	-	1,155	-	1,155

Other comprehensive income	-	-	-	-	31	31

Dividends on preferred stock, Series C	-	-	-	(137)	-	(137)

Stock option compensation expense	-	-	46	-	-	46

Options exercised	-	14,975	49	-	-	49

Tax benefit on non-qualified stock options exercised	-	-	2	-	-	2

Restricted stock awards - forfeiture	-	(4,133)	(8)	-	-	(8)

Employee stock purchase program	-	2,356	11	-	-	11

Balance, March 31, 2012	$12,000	7,955,416	$71,279	$4,711	$293	$88,283

See notes to the unaudited consolidated financial statement

COMMUNITY PARTNERS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$1,160	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	165
Provision for loan losses	180	350
Intangible amortization	38	48
Net amortization of securities premiums and discounts	79	66
Earnings from investment in life insurance	(105)	(118)
Net realized loss on sale of other real estate owned	-	28
Impairment on other real estate owned	362	90
Stock based compensation expense	48	38
Net realized gain on sale of securities available-for-sale	(153)	-
Gain from sale of SBA loans	(85)	-
Decrease (increase) in assets:
Accrued interest receivable	99	1
Other assets	108	569
(Decrease) increase in liabilities:
Accrued interest payable	(18)	(46)
Other liabilities	(140)	(155)
Net cash provided by operating activities	1,804	2,191
Cash flows from investing activities:
Purchase of securities available-for-sale	(6,305)	-
Purchase of securities held-to-maturity	(250)	-
Proceeds from repayments, calls and maturities of securities available-for-sale	1,317	2,135
Proceeds from repayments, calls and maturities of securities held to maturity	1,646	885
Proceeds from the sales of securities available-for-sale	5,881	-
Proceeds from restricted investments	-	5
Proceeds from sale of SBA loans	955	-
Net increase in loans	(8,308)	(7,442)
Purchases of premises and equipment	(142)	(35)
Improvements on other real estate owned	-	(66)
Proceeds from sale of other real estate owned	-	691
Net cash used in investing activities	(5,206)	(3,827)
Cash flows from financing activities:
Net (decrease) increase in deposits	(3,029)	6,933
Net increase in securities sold under agreements to repurchase	3,854	2,462
Cash dividends paid on preferred stocks	(130)	(137)
Proceeds from employee stock purchase plan	10	11
Proceeds from exercise of stock options	155	49
Tax benefit of stock options exercised	2	2
Net cash provided by financing activities	862	9,320
Net (decrease) increase in cash and cash equivalents	(2,540)	7,684
Cash and cash equivalents – beginning	48,546	38,022
Cash and cash equivalents - ending	$46,006	$45,706
Supplementary cash flow information:
Interest paid	$1,048	$1,268
Income taxes paid	$350	$100
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$-	$259
See notes to the unaudited consolidated financial statements.

COMMUNITY PARTNERS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Community Partners Bancorp (the “Company” or “Community Partners”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Six LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Community Partners Annual Report on Form 10-K filed with the SEC on March 29, 2013 (the “2012 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Certain amounts in the Consolidated Statements of Operations for the three months ended March 31, 2012 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three months ended March 31, 2013. These reclassifications had no effect on net income.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU 2011-11; In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) in balance sheets. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures are required to be provided retrospectively for all comparative periods presented. The adoption of the requirements of ASU 2011-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2013-01; In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 addresses implementation issues regarding the scope of ASU 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that ASU 2011-11 only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic of ASC 2011-11 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The adoption of the requirements of ASU 2013-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASU 2013-02; In February, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference will be required to other U.S. GAAP disclosures. The amendments are effective for reporting periods beginning on or after December 15, 2012. The implementation of ASU 2013-02 did not have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2012. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding excluding restricted stock awards outstanding during the period.  Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options and restricted stock awards.  Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Net income	$1,160	$1,155

Preferred stock dividend and discount accretion	(105)	(137)

Net income applicable to common shareholders	$1,055	$1,018

Weighted average common shares outstanding	7,993,596	7,956,061

Effect of dilutive securities and stock options	181,830	154,989

Weighted average common shares outstanding used to calculate diluted earnings per share	8,175,426	8,111,050

Basic earnings per common share	$0.13	$0.13
Diluted earnings per common share	$0.13	$0.13

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 283,000 for the three-month period ended March 31, 2013, as compared to 330,000 for the three-month period ended March 31, 2012, respectively.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

March 31, 2013:

Securities available for sale:
U.S. Government agency securities	$2,000	$-	$-	$-	$2,000
Municipal securities	1,253	47	-	-	1,300
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	14,104	231	-	(22)	14,313
Collateralized residential mortgage obligations	25,113	320	-	(39)	25,394
Corporate debt securities, primarily financial institutions	4,514	54	(157)	(205)	4,206

	46,984	652	(157)	(266)	47,213
Community Reinvestment Act (“CRA”)
mutual fund	2,357	62	-	-	2,419

	$49,341	$714	$(157)	$(266)	$49,632

Securities held to maturity:
Municipal securities	$16,476	$574	$-	$(6)	$17,044
GSE – Residential mortgage-backed securities	1,078	-	-	(8)	1,070
Collateralized residential mortgage obligations	815	2	-	-	817
Corporate debt securities, primarily financial institutions	1,813	-	-	(255)	1,558

	$20,182	$576	$-	$(269)	$20,489

NOTE 5 – SECURITIES (Continued)

		Gross	Gross Unrealized Losses
(in thousands)	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2012:

Securities available for sale:
Municipal securities	$1,255	$55	$-	$-	$1,310
GSE – Residential mortgage-backed securities	19,881	505	-	(12)	20,374
Collateralized residential mortgage obligations	22,655	342	-	(1)	22,996
Corporate debt securities, primarily financial institutions	4,017	49	(164)	(247)	3,655

	47,808	951	(164)	(260)	48,335

CRA mutual fund	2,344	77	-	-	2,421

	$50,152	$1,028	$(164)	$(260)	$50,756

Securities held to maturity:
Municipal securities	$17,799	$619	$-	$(4)	$18,414
GSE – Residential mortgage-backed securities	1,083	12	-	-	1,095
Collateralized residential mortgage obligations	892	2	-	-	894
Corporate debt securities, primarily financial institutions	1,812	-	-	(280)	1,532

	$21,586	$633	$-	$(284)	$21,935

The amortized cost and fair value of the Company’s debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$7,465	$7,474
Due in one year through five years	1,789	1,819	2,240	2,372
Due in five years through ten years	2,963	2,983	5,010	5,249
Due after ten years	3,015	2,704	3,574	3,507

	7,767	7,506	18,289	18,602

GSE – Residential mortgage-backed securities	14,104	14,313	1,078	1,070
Collateralized residential mortgage obligations	25,113	25,394	815	817

	$46,984	$47,213	$20,182	$20,489

The Company had twenty five securities sales during the three months ended March 31, 2013 totaling $5,881,000 and recorded a gross realized gain of $153,000 from these sales as compared to no sales during the same period in 2012.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $24,031,000 and $23,827,000 at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

NOTE 5 – SECURITIES (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013:	(in thousands)

Municipal securities	$1,437	$(6)	$-	$-	$1,437	$(6)
GSE – Residential mortgage-backed securities	5,136	(29)	764	(1)	5,900	(30)
Collateralized residential mortgage obligations	7,757	(39)	-	-	7,757	(39)
Corporate debt securities, primarily financial institutions	-	-	2,880	(617)	2,880	(617)

Total Temporarily
Impaired Securities	$14,330	$(74)	$3,644	$(618)	$17,974	$(692)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:	(in thousands)

Municipal securities	$2,222	$(4)	$-	$-	$2,222	$(4)
GSE – Residential mortgage-backed securities	2,320	(12)	-	-	2,320	(12)
Collateralized residential mortgage obligations	4,184	(1)	-	-	4,184	(1)
Corporate debt securities, primarily
financial institutions	-	-	2,805	(691)	2,805	(691)
Total Temporarily
Impaired Securities	$8,726	$(17)	$2,805	$(691)	$11,531	$(708)

The Company had 21 securities in an unrealized loss position at March 31, 2013. In management’s opinion, the unrealized losses in municipal securities and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of March 31, 2013, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2013. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at March 31, 2013.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $192,000 and a fair value of $35,000 at March 31, 2013. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 28 out of 39 banks and insurance companies that are performing at March 31, 2013. The deferrals and defaults as a percentage of original collateral at March 31, 2013 was 29.2%. Total other-than-temporary impairment on this security was $465,000 at March 31, 2013, of which $308,000 was determined to be a credit loss and charged to operations and $157,000 was determined to be non-credit related and recognized in the other comprehensive income component. There was no other-than-temporary impairment charge to earnings during the three months ended March 31, 2013 and 2012. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three month period ended March 31, 2013 and 2012 (in thousands):

Beginning balance, January 1, 2012	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-

Ending balance, March 31, 2012	$228

Beginning balance, January 1, 2013	$308

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was
previously recognized	-

Ending balance, March 31, 2013	$308

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2013 and December 31, 2012, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)

Commercial and industrial	$135,528	$138,438
Real estate – construction	83,860	83,755
Real estate – commercial	296,320	288,060
Real estate – residential	22,939	20,875
Consumer	40,883	40,975

	579,530	572,103
Allowance for loan losses	(8,195)	(7,984)
Unearned fees	(614)	(656)

Net Loans	$570,721	$563,463

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012:

							Loans Receivable
	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing
March 31, 2013			(In Thousands)

Commercial and industrial	$784	$2,290	$1,677	$4,751	$130,777	$135,528	$-
Real estate – construction	-	472	-	472	83,388	83,860	-
Real estate – commercial	2,203	275	5,977	8,455	287,865	296,320	-
Real estate – residential	739	-	203	942	21,997	22,939	-
Consumer	520	-	2,018	2,538	38,345	40,883	-

Total	$4,246	$3,037	$9,875	$17,158	$562,372	$579,530	$-

							Loans Receivable
	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing
December 31, 2012			(In Thousands)

Commercial and industrial	$350	$2,132	$1,681	$4,163	$134,275	$138,438	$-
Real estate – construction	-	324	-	324	83,431	83,755	-
Real estate – commercial	2,609	231	3,542	6,382	281,678	288,060	-
Real estate – residential	590	-	263	853	20,022	20,875	-
Consumer	201	-	1,988	2,189	38,786	40,975	2

Total	$3,750	$2,687	$7,474	$13,911	$558,192	$572,103	$2

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In Thousands)

Commercial and industrial	$1,677	$1,681
Real estate – construction	-	-
Real estate – commercial	5,977	3,542
Real estate – residential	203	263
Consumer	2,018	1,986

Total	$9,875	$7,472

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

The following table presents newly troubled debt restructured loans that occurred during the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$1,146	$1,146
Real estate – construction	1	389	389
Real estate – commercial	4	5,514	5,514
Real estate – residential	-	-	-
Consumer	-	-	-

Total	7	$7,049	$7,049

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three months ended March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	3	$2,011	$2,011
Real estate – construction	-	-	-
Real estate – commercial	1	196	196
Real estate – residential	-	-	-
Consumer	-	-	-

Total	4	$2,207	$2,207

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

As a result of our impairment evaluation, the Company established a reserve amount of $202,000 against four loans classified as troubled debt restructuring as of March 31, 2013. Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of March 31, 2013, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recasted legal documents and/or forgiven any interest or principal.

As of March 31, 2013, loans modified in a troubled debt restructuring totaled $16.6 million, including $11.0 million that are current, $132,000 that are 30-59 days past due, $2.2 million that are 60-89 days past due and three non-accrual loans totaling $3.2 million.  All loans modified in a troubled debt restructuring as of March 31, 2013, were current at the time of the modifications and were never reported as a non-accrual prior to modification.

During the three months ended March 31, 2013, there were two loans totaling $2.8 million placed on non-accrual status that were troubled debt restructured loans as compared to no loans during the same period in 2012.

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2013 and 2012:

	As of March 31, 2013
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	-	-
Consumer	1	145

Total	2	$2,753

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of March 31, 2012
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

As of March 31, 2013, there was one real estate commercial loan totaling $2.6 million and one consumer loan totaling $145,000, which were both placed on non-accrual status that were previously troubled debt restructured loans. These loans were individually analyzed for impairment and it was determined that the collateral was in excess of the combined outstanding principal and interest of the loans and therefore no specific reserve was recorded nor charge-off was taken. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the three months ended March 31, 2013 and at or for the year ended December 31, 2012:

	At or for the three months ended March 31, 2013
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$4,469	$4,966	$-	$4,848	$33
Real estate – construction	472	472	-	416	15
Real estate – commercial	10,311	10,399	-	10,323	62
Real estate – residential	203	312	-	243	-
Consumer	238	240	-	238	4

With an allowance recorded:
Commercial and industrial	$2,560	$2,631	$483	$2,191	$20
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,069	4,136	512	4,084	44
Real estate – residential	-	-	-	-	-
Consumer	1,780	1,938	235	1,780	-

Total:
Commercial and industrial	$7,029	$7,597	$483	$7,039	$53
Real estate – construction	472	472	-	416	15
Real estate – commercial	14,380	14,535	512	14,407	106
Real estate – residential	203	312	-	243	-
Consumer	2,018	2,178	235	2,018	4

	$24,102	$25,094	$1,230	$24,123	$178

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2012
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$4,774	$4,774	$-	$4,905	$193
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,971	4,971	-	5,003	138
Real estate – residential	-	-	-	-	-
Consumer	352	352	-	361	16

With an allowance recorded:
Commercial and industrial	$1,140	$1,140	$295	$1,185	$138
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,121	4,121	470	4,170	206
Real estate – residential	263	263	60	263	-
Consumer	1,780	1,780	233	1,794	-

Total:
Commercial and industrial	$5,914	$5,914	$295	$6,090	$331
Real estate – construction	-	-	-	-	-
Real estate – commercial	9,092	9,092	470	9,173	344
Real estate – residential	263	263	60	263	-
Consumer	2,132	2,132	233	2,155	16

	$17,401	$17,401	$1,058	$17,681	$691

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013	(In Thousands)

Commercial and industrial	$117,404	$6,869	$11,255	$-	$135,528
Real estate – construction	78,366	760	4,734	-	83,860
Real estate – commercial	276,048	6,836	13,436	-	296,320
Real estate – residential	22,631	-	308	-	22,939
Consumer	38,313	138	2,432	-	40,883

Total:	$532,762	$14,603	$32,165	$-	$579,530

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012	(In Thousands)

Commercial and industrial	$119,195	$7,196	$12,047	$-	$138,438
Real estate – construction	78,119	1,443	4,193	-	83,755
Real estate – commercial	267,768	4,648	15,644	-	288,060
Real estate – residential	20,507	-	368	-	20,875
Consumer	38,394	140	2,441	-	40,975

Total:	$523,983	$13,427	$34,693	$-	$572,103

The following tables present the balance in the allowance for loan losses at March 31, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
March 31, 2013			(In Thousands)

Commercial and industrial	$1,911	$483	$1,428	$135,528	$7,029	$128,499
Real estate – construction	1,952	-	1,952	83,860	472	83,388
Real estate – commercial	3,272	512	2,760	296,320	14,380	281,940
Real estate – residential	182	-	182	22,939	203	22,736
Consumer	823	235	588	40,883	2,018	38,865
Unallocated	55	-	55	-	-	-

Total:	$8,195	$1,230	$6,965	$579,530	$24,102	$555,428

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2012			(In Thousands)

Commercial and industrial	$1,837	$295	$1,542	$138,438	$5,914	$132,524
Real estate – construction	1,646	-	1,646	83,755	-	83,755
Real estate – commercial	3,367	470	2,897	288,060	9,092	278,968
Real estate – residential	217	60	157	20,875	263	20,612
Consumer	811	233	578	40,975	2,132	38,843
Unallocated	106	-	106	-	-	-

Total:	$7,984	$1,058	$6,926	$572,103	$17,401	$554,702

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2013 and 2012:

Allowance for Credit Losses	Commercial and Industrial	Real Estate – Commercial	Real Estate – Construction	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,837	$3,367	$1,646	$217	$811	$106	$7,984
Charge-offs	(170)	-	-	(60)	-	-	(230)
Recoveries	261	-	-	-	-	-	261
Provision	(17)	(95)	306	25	12	(51)	180

Ending balance, March 31, 2013	$1,911	$3,272	$1,952	$182	$823	$55	$8,195

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate – Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(629)	-	-	-	(26)	-	(655)
Recoveries	2	-	18	-	1	-	21
Provision	(30)	(209)	284	37	256	12	350

Ending balance, March 31, 2012	$1,791	$2,203	$1,524	$293	$1,111	$104	$7,026

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2013, the number of shares of Company common stock remaining and available for future issuance under the Plan is 259,864 after adjusting for subsequent stock dividends.

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

During the first quarter of 2013, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to the stock option grants was approximately $42,000 and $39,000 during the three months ended March 31, 2013 and 2012, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $375,000 as of March 31, 2013 and will be recognized over the subsequent 3.1 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2013:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	921,605	$6.95
Options exercised	(46,122)	3.35
Options forfeited	(70,781)	7.26
Options outstanding, March 31, 2013	804,702	$7.13	4.9 years	$1,375,657
Options exercisable, March 31, 2013	569,471	$8.11	3.5 years	$1,155,839
Option price range at March 31, 2013	$3.01 to $14.17

The total intrinsic value of options exercised during the three months ended March 31, 2013 was $132,000. Cash received from such exercises was $155,000. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $22,000. Cash received from such exercises was $49,000. There was a $2,000 tax benefit recognized during the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Total unrecognized compensation cost related to restricted stock options under the Plan was $5,000 as of March 31, 2013 and will be recognized over the subsequent 0.6 years. As of March 31, 2013, all restricted stock shares were unvested.

For the three month period ended March 31, 2013, the Company recorded a stock based compensation expense of $6,000 as compared to a $1,000 credit for compensation expense related to the reversal of $8,000 of previously recorded compensation expense due to the forfeiture of restricted stock for the period ended March 31, 2012. The stock based compensation expense is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month period ended March 31, 2013 and 2012 related to the restricted stock compensation.

The following table summarizes information about restricted stock at March 31, 2013 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2012	17,909	$3.93
Forfeited	-	-
Unvested at March 31, 2013	17,909	$3.93

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2013, the Company had $4,577,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2013 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at March 31, 2013 and December 31, 2012, respectively, as follows:

	Amount	Rate	Original Term	Maturity
	(dollars in thousands)

Fixed Rate Note	$ 7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	2.71%	7 years	August 2017

	$ 13,500	3.18%

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at March 31, 2013 and December 31, 2012.

The Company has a remaining borrowing capacity with the FHLB of approximately $43,355,000 based on $56,855,000 loans pledged at March 31, 2013. There were no short-term borrowings from the FHLB at March 31, 2013 and December 31, 2012.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At March 31, 2013	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$2,000	$-	$2,000
Municipal securities	-	1,300	-	1,300
GSE: Residential mortgage-backed securities	-	14,313	-	14,313
Collateralized residential mortgage obligations	-	25,394	-	25,394
Corporate debt securities, primarily financial institutions	-	4,171	35	4,206
CRA mutual Fund	2,419	-	-	2,419

Total	$2,419	$47,178	$35	$49,632

At December 31, 2012

Securities available for sale:
Municipal securities	$-	$1,310	$-	$1,310
GSE: Residential mortgage-backed securities	-	20,374	-	20,374
Collateralized residential mortgage obligations	-	22,996	-	22,996
Corporate debt securities, primarily financial institutions	-	3,627	28	3,655
CRA mutual Fund	2,421	-	-	2,421

Total	$2,421	$48,307	$28	$50,756

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2013	2012
	(in thousands)

Beginning balance, January 1,	$28	$89
Gains/(losses) for the period:
Included in other comprehensive income	7	(14)

Ending balance, March 31,	$35	$75

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2013
Impaired loans	$-	$-	$7,179	$7,179
Other real estate owned	-	-	1,390	1,390

At December 31, 2012
Impaired loans	$-	$-	$6,246	$6,246
Other real estate owned	-	-	1,752	1,752

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1, 2 and 3 for the three months ended March 31, 2013.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

•
Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or a deed in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO ranges from 3.5% to 8.5% (weighted average of 5.7%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2013, properties totaling $1,390,000 as compared to $1,752,000 at December 31, 2012, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2013 and December 31, 2012, the Company determined that no active market existed for our pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours.  Due to the subordination of the security, discount margins contemplated in the valuation at March 31, 2013 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2013 and December 31, 2012.

The estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,006	$46,006	$46,006	$-	$-
Securities available for sale	49,632	49,632	2,419	47,178	35
Securities held to maturity	20,182	20,489	-	20,489	-
Restricted stock	3,040	3,040	-	-	3,040
Loans receivable	570,721	572,812	-	-	572,812
Accrued interest receivable	1,785	1,785	-	235	1,550

Financial liabilities:
Deposits	603,716	605,041	-	605,041	-
Securities sold under agreements to repurchase	20,564	20,564	-	20,564	-
Long-term debt	13,500	14,902	-	14,902	-
Accrued interest payable	52	52	-	52	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,546	$48,546	$48,546	$-	$-
Securities available for sale	50,756	50,756	2,421	48,307	28
Securities held to maturity	21,586	21,935	-	21,935	-
Restricted stock	3,040	3,040	-	-	3,040
Loans receivable	563,463	565,653	-	-	565,653
Accrued interest receivable	1,884	1,884	-	237	1,647

Financial liabilities:
Deposits	606,770	608,329	-	608,329	-
Securities sold under agreements to repurchase	16,710	16,710	-	16,710	-
Long-term debt	13,500	14,921	-	14,921	-
Accrued interest payable	70	70	-	70	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2013, the dividend rate was 3.511% and will be 2.000% and 1.000% for the second and third quarter of 2013, respectively.

NOTE 12 – SUBSEQUENT EVENT

On April 17, 2013, the Board of Directors declared an initial quarterly cash dividend of $0.02 per share to common shareholders of record at the close of business on May 10, 2013 payable on May 30, 2013.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2012 Form 10-K and in this Form 10-Q.

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

Note 1 to our audited consolidated financial statements included in the 2012 Form 10-K contains a summary of the Company’s significant accounting policies. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Overview

The Company reported net income to common shareholders of $1.1 million for the three months ended March 31, 2013, compared to $1.0 million, for the same period in 2012, an increase of $37,000, or 3.6%. Basic and diluted earnings per common share after preferred stock dividends and accretion were $0.13 for the quarter ended March 31, 2013 and 2012.  The annualized return on average assets was at 0.64% for the three months ended March 31, 2013 as compared to 0.68% for the same period in 2012. The annualized return on average shareholders’ equity was at 5.08% for the three month period ended March 31, 2013 as compared to 5.29% for the three month period ended March 31, 2012. Tangible book value per common share rose to $7.81 at March 31, 2013 as compared to $7.26 at March 31, 2012, as disclosed in the Non-GAAP Financial Measures table.

Net interest income decreased by $19,000, or 0.3%, for the quarter ended March 31, 2013 from the same period in 2012. Net interest income for the three months ended March 31, 2013 was adversely impacted by approximately $72,000 due to one less day in the quarter as compared to the same period in 2012. Average earning assets totaled $678.6 million, an increase of $54.3 million, or 8.7%, from the quarter ended March 31, 2012, primarily due to increase in both the loan and investment portfolios. The Company reported a net interest margin of 3.88% for the quarter ended March 31, 2013, a decrease of 32 basis points when compared to the 4.20% reported for the quarter ended March 31, 2012 and a decrease of 6 basis points when compared to the 3.94% for the quarter ended December 31, 2012. The decline in the year to year comparison and fourth quarter 2012 was primarily the result of the historically low interest rate environment, which has continued to exert pressure on net interest margins as longer term assets reprice to lower interest rate levels while funding costs approach their implied floors.

The provision for loan losses for the three months ended March 31, 2013 was $180,000, as compared to a provision for loan losses of $350,000 for the corresponding 2012 period. The decrease in our provision was primarily due to a $255,000 recovery from a previously charged off credit, which allowed the Company to reduce its quarterly loan provision. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The provision for the comparable 2012 period considered the same factors.

Non-interest income for the quarter ended March 31, 2013 totaled $821,000, an increase of $264,000, or 47.4%, compared to the same period in 2012. The increase was primarily due to recorded net gains of $153,000 from sales of securities and an $85,000 gain on the sale of SBA loans during the three months ended March 31, 2013 as compared to no gains recorded in 2012.

Non-interest expense for the quarter ended March 31, 2013 totaled $5.3 million, an increase of $402,000, or 8.2%, from the same period in 2012. The increase was primarily due to higher OREO and impaired net loan expenses, primarily as a result of a $362,000 write-down on two existing OREO properties as well as increased appraisal expenses, and to a lesser degree, an increase in occupancy and equipment expenses primarily due to the grand opening of our new corporate headquarters and new Red Bank branch office.

Total assets at March 31, 2013 were $735.6 million, up 0.2% from $733.9 million as of December 31, 2012. Total loans at March 31, 2013 were $578.9 million, an increase of 1.3% compared to $571.4 million recorded at December 31, 2012. Total deposits were $603.7 million at March 31, 2013, a decrease of 0.5% from the $606.8 million at December 31, 2012. Core checking deposits at March 31, 2013 decreased $1.9 million, or 0.9%, when compared to year-end 2012, while savings accounts, inclusive of money market deposits, increased 3.0%. Conversely, higher cost time deposits decreased 10.0% from this same period.

At March 31, 2013, the Company’s allowance for loan losses was $8.2 million, compared with $8.0 million at December 31, 2012. The allowance for loan losses as a percentage of total loans at March 31, 2013 was 1.42%, compared with 1.40% at December 31, 2012. Non-performing assets at March 31, 2013, as a percentage of total assets were 1.53%, an increase from 1.26% at December 31, 2012. Non-performing assets increased to $11.3 million at March 31, 2013 as compared to $9.2 million at December 31, 2012 due primarily to the addition of one commercial real estate loan, which is well secured.

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

The following table provides information on our performance ratios for the dates indicated.
	(Annualized) For the Three months ended March 31,
	2013	2012
Return on average assets	0.64%	0.68%
Return on average tangible assets (1)	0.66%	0.70%
Return on average shareholders' equity	5.08%	5.29%
Return on average tangible shareholders' equity (1)	6.33%	6.70%
Net interest margin	3.88%	4.20%
Average equity to average assets	12.62%	12.89%
Average tangible equity to average tangible assets (1)	10.38%	10.46%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	For the Three months ended March 31,
	2013		2012

Book value per common share	$10.09		$9.58
Effect of intangible assets	(2.28)		(2.32)
Tangible book value per common share	7.81		7.26

Return on average assets	0.64%		0.68%
Effect of intangible assets	0.02%		0.02%
Return on average tangible assets	0.66%		0.70%

Return on average equity	5.08%		5.29%
Effect of average intangible assets	1.25%		1.41%
Return on average tangible equity	6.33%		6.70%

Average equity to average assets	12.62%		12.89%
Effect of average intangible assets	(2.24%	)	(2.43%	)
Average tangible equity to average tangible assets	10.38%		10.46%

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

Three months ended March 31, 2013 compared to March 31, 2012

Net Interest Income

Net interest income decreased by $19,000, or 0.3%, to $6.5 million for the three months ended March 31, 2013 compared to $6.5 million for the corresponding period in 2012. Net interest income for the quarter ended March 31, 2013 was adversely impacted by approximately $72,000 due to one less day in the quarter as compared to the same period in 2012. Average interest earning assets for the first quarter 2013 were $678.6 million, an increase of $54.3 million, or 8.7%, from $624.3 million for the same period in 2012, primarily due to an increase in both the loan and investment portfolios. The net interest margin and net interest spread decreased to 3.88% and 3.70%, respectively, for the three months ended March 31, 2013 from 4.20% and 4.01%, respectively, for the three months ended March 31, 2012, primarily resulting from the historically low interest rate environment, which has continued to exert pressure on net interest margins as longer assets reprice to lower interest rate levels while funding costs approach their implied floors.

Total interest income for the three months ended March 31, 2013 decreased by $211,000, or 2.7%. The decrease in interest income was primarily due to a rate related decrease in interest income of $866,000, partially offset by a volume related increase in interest income of $655,000 for the first quarter of 2013 as compared to the same prior year period.

Interest and fees on loans decreased $178,000, or 2.4%, to $7.1 million for the three months ended March 31, 2013 compared to $7.3 million for the corresponding period in 2012. Rate related decreases equaled $746,000, partially offset by a volume-related increase of $568,000. The average balance of the loan portfolio for the three months ended March 31, 2013 increased by $41.6 million, or 7.8%, to $571.8 million from $530.2 million for the corresponding period in 2012. The average annualized yield on the loan portfolio was 5.06% for the quarter ended March 31, 2013 compared to 5.55% for the quarter ended March 31, 2012. This decline is due to the current prolonged low interest rate environment, which has continued to exert pressure on asset yields. Additionally, an aggregate of $52,000 of interest income and late fee reversals were recorded on loans, that were transferred into non-accrual status during the first quarter of 2013. The average balance of total non-accrual loans, which amounted to $7.2 million and $5.6 million at March 31, 2013 and 2012, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on interest bearing deposits was $20,000 for the three months ended March 31, 2013, representing a decrease of $1,000, or 4.8%, from $21,000 for the three months ended March 31, 2012.   For the three months ended March 31, 2013, interest bearing deposits had an average balance of $32.0 million and an average annualized yield of 0.25% as compared to an average balance of $33.0 million and an average annualized yield of 0.25% for the same period in 2012.

Interest income on investment securities totaled $368,000 for the three months ended March 31, 2013 compared to $400,000 for the three months ended March 31, 2012, a decrease of $32,000, or 8.0%. This decrease was primarily attributable to a decrease in rate related activity offset in part by an increase in volume related activity. New purchases made in 2013 were made at lower rates resulting from the lower rate environment. For the three months ended March 31, 2013, investment securities had an average balance of $74.8 million with an average annualized yield of 1.97% compared to an average balance of $61.2 million with an average annualized yield of 2.62% for the three months ended March 31, 2012. Additionally, $5.9 million of available-for sale securities were sold during the first quarter of 2013, in which the Company recorded net gains of $153,000.

Interest expense on interest-bearing liabilities amounted to $1.0 million for the three months ended March 31, 2013 compared to $1.2 million for the corresponding period in 2012, a decrease of $192,000, or 15.7%. This decrease in interest expense was comprised of a $176,000 rate-related decrease primarily resulting from lower deposit rates as well as a $16,000 in volume-related decreases.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $523.0 million for the three months ended March 31, 2013 from $500.5 million for the same period last year, an increase of $22.5 million, or 4.5%. Our average NOW accounts increased $29.0 million from $61.8 million with an average annualized rate of 0.41% during the first quarter of 2012, to $90.8 million with an average annualized rate of 0.46% during the first quarter of 2013. Our average savings deposits increased by $17.8 million over this same period while the average annualized rate declined by 16 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $9.6 million over this same period while the average annualized rate declined by 19 basis points and a decrease of $15.5 million in average certificate balances while the average annualized rate declined by 20 basis points. During the first quarter of 2013, our average demand deposits totaled $113.0 million, an increase of $23.9 million, or 26.8%, over the same period last year. For the three months ended March 31, 2013, the average annualized cost for all interest-bearing liabilities was 0.80%, compared to 0.98% for the three months ended March 31, 2012, a decrease of 18 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2013 were $19.2 million, with an average interest rate of 0.47%, compared to $18.4 million, with an average interest rate of 0.61%, for the first quarter of 2012.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2013 and 2012 remained unchanged at $13.5 million, with an average interest rate of 3.18% and 3.22%, respectively.

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

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$32,038	$20	0.25%	$32,984	$21	0.25%
Federal funds sold	-	-	0.00%	-	-	0.00%
Investment securities	74,802	368	1.97%	61,161	400	2.62%
Loans, net of unearned fees (1) (2)	571,766	7,140	5.06%	530,163	7,318	5.55%

Total Interest Earning Assets	678,606	7,528	4.50%	624,308	7,739	4.99%

Non-Interest Earning Assets:
Allowance for loan losses	(8,119)			(7,238)
All other assets	63,459			64,154

Total Assets	$733,946			$681,224

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$90,772	104	0.46%	$61,837	63	0.41%
Savings deposits	229,084	358	0.63%	211,237	414	0.79%
Money market deposits	74,455	50	0.27%	84,054	96	0.46%
Time deposits	96,050	390	1.65%	111,526	513	1.85%
Repurchase agreements	19,161	22	0.47%	18,370	28	0.61%
FHLB-term borrowings	13,500	106	3.18%	13,500	108	3.22%

Total Interest Bearing Liabilities	523,022	1,030	0.80%	500,524	1,222	0.98%

Non-Interest Bearing Liabilities:
Demand deposits	113,017			89,146
Other liabilities	5,271			3,746

Total Non-Interest Bearing Liabilities	118,288			92,892

Shareholders' Equity	92,636			87,808

Total Liabilities and Shareholders' Equity	$733,946			$681,224

NET INTEREST INCOME		$6,498			$6,517

NET INTEREST SPREAD (3)			3.70%			4.01%

NET INTEREST MARGIN (4)			3.88%			4.20%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2013
	Compared to Three Months Ended
	March 31, 2012

	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(1)	$-	$(1)
Investment securities	88	(120)	(32)
Loans	568	(746)	(178)

Total Interest Income	655	(866)	(211)

Interest Paid On:
NOW deposits	29	12	41
Savings deposits	35	(91)	(56)
Money market deposits	(11)	(35)	(46)
Time deposits	(70)	(53)	(123)
Repurchase agreements	1	(7)	(6)
Long-term debt	-	(2)	(2)

Total Interest Expense	(16)	(176)	(192)

Net Interest Income	$671	$(690)	$(19)

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2013 was $180,000, as compared to a provision for loan losses of $350,000 for the corresponding 2012 period. The decrease in our provision was due primarily to a $255,000 recovery from a previously charged off credit, which allowed the Company to reduce its quarterly loss provision, partially offset by loan growth. The $180,000 provision for three months ended March 31, 2013 was driven by a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2012 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.2 million, or 1.42% of total loans at March 31, 2013, as compared to $8.0 million, or 1.40% at December 31, 2012. The increase of $211,000 in the allowance for loan losses is primarily due to $261,000 in recoveries and the additional $180,000 provision recorded during the first quarter of 2013, partially offset by loan charge-offs and partial write-downs of $230,000.

In management’s opinion, the allowance for loan losses, totaling $8.2 million at March 31, 2013, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to our allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2013, non-interest income amounted to $821,000 compared to $557,000 for the corresponding period in 2012. The increase of $264,000, or 47.4%, was primarily due to the recorded net gains of $153,000 from the sale of securities and the $85,000 gain on the sale of SBA loans as well as a $26,000 increase in loan fees during the first quarter 2013. These increases were partially offset by a $13,000 decrease in bank-owned life insurance income.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2013 increased $402,000 or 8.2%, to $5.3 million compared to $4.9 million for the three months ended March 31, 2012. This increase was primarily due to an increase of $290,000 in OREO and impaired net loan expense primarily as a result of the $362,000 write-down on two existing OREO properties and higher appraisal expenses. Additionally, occupancy and equipment expense increased $179,000 primarily due to the grand opening of our corporate headquarters in October 2012 and new Red Bank branch office in November 2012 as well as accelerated depreciation expenses relating to the upcoming Cliffwood branch office closure. In March 2013, the Company filed the requisite applications to close its existing smaller branch in Red Bank, as well as its Cliffwood branch. Management believes that the closure of both offices is in line with the strategic plans for optimizing the profitability of its branch network. The Company expects a minimal loss of customer relationships due to these closures and anticipates annual pre-tax expense savings of approximately $290,000. Both branches are expected to close in June 2013. These increases were partially offset by a decrease in FDIC insurance and assessments of $24,000, or 17.0%, primarily due to the change in assessment calculation as well as a decrease in professional fees of $32,000.

Income Taxes

The Company recorded income tax expense of $675,000 for the three months ended March 31, 2013 compared to $667,000 for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 and 2012 was 36.8% and 36.6%, respectively.

FINANCIAL CONDITION

Assets

At March 31, 2013, our total assets were $735.6 million, an increase of $1.7 million, or 0.2%, over total assets of $733.9 million at December 31, 2012. At March 31, 2013, our total loans were $578.9 million, an increase of $7.5 million, or 1.3%, from the $571.4 million reported at December 31, 2012. Investment securities, including restricted stock, were $72.9 million at March 31, 2013 as compared to $75.4 million at December 31, 2012, a decrease of $2.5 million, or 3.3%. At March 31, 2013, cash and cash equivalents totaled $46.0 million compared to $48.5 million at December 31, 2012, a decrease of $2.5 million, or 5.2%, as our liquidity position continues to remain strong at March 31, 2013. Goodwill totaled $18.1 million at both March 31, 2013 and December 31, 2012.

Liabilities

Total deposits decreased $3.1 million, or 0.5%, to $603.7 million at March 31, 2013, from $606.8 million at December 31, 2012. Deposits are the Company’s primary source of funds. Even though deposits decreased during the three month period ending March 31, 2013 due primarily to seasonal cash flow needs, the Company’s strategic initiative continues to be to grow market share through core deposit relationships. The Company anticipates continued loan demand increases during 2013 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted investments, totaled $72.9 million at March 31, 2013 compared to $75.4 million at December 31, 2012, a decrease of $2.5 million, or 3.3%. During the three months ended March 31, 2013, there were investment securities sales totaling $5.9 million in which the Company recorded net gains of $153,000, $6.6 million in securities purchases, while repayments, calls and maturities amounted to $3.0 million. There were no sales of securities available for sale during the three months ended March 31, 2012.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2013, the Company maintained $15.4 million of GSE mortgage-backed securities in the investment portfolio and $26.2 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These five securities have an amortized cost value of $3.0 million and a fair value of $2.4 million at March 31, 2013. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 28 out of 39 banks that are performing at March 31, 2013. The deferrals and defaults as a percentage of original collateral at March 31, 2013 was 29.2%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $465,000 at March 31, 2013, of which $308,000 was determined to be a credit loss and charged to operations in previous years and $157,000 was determined to be non-credit related and included in the other comprehensive income component. There was no other-than-temporary charges to earnings recorded during the three month period ended March 31, 2013 and 2012.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2013, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $192,000 at March 31, 2013, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2013 and December 31, 2012.

	March 31,			December 31,
	2013			2012
	Amount	Percent		Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$135,528	23.4%		$138,438	24.2%
Real estate – construction	83,860	14.4%		83,755	14.6%
Real estate – commercial	296,320	51.2%		288,060	50.4%
Real estate – residential	22,939	4.0%		20,875	3.6%
Consumer	40,883	7.1%		40,975	7.2%
Unearned fees	(614)	(0.1%	)	(656)	0.0%
Total loans	$578,916	100.0%		$571,447	100.0%

For the three months ended March 31, 2013, total loans increased by $7.5 million, or 1.3%, to a new high of $578.9 million from $571.4 million at December 31, 2012, most of which was recorded near the end of the first quarter. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. However, we anticipate continued increased loan volume to be challenging during 2013 due mainly to both the competitive landscape and pricing pressures in this low rate environment. We also continue to see higher than anticipated level of prepayments and payoffs by borrowers looking to deleverage portions of their business and personal debts. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace these LPOs with a full service branch at an appropriate location within that market. We are close to finalizing a lease to replace our current New Brunswick LPO with a full service branch in that market, which we anticipate opening in the fourth quarter of 2013. Most recently, three leases for additional LPO’s in the Freehold, East Brunswick and Piscataway, New Jersey markets have been executed and we expect they will be in full operation during the second quarter of 2013, all of which will be staffed by experienced seasoned loan officers who are knowledgeable within these markets.

Commercial real estate  loans increased $8.3 million, or 2.9%, to $296.3 million at March 31, 2013 from $288.0 million at December 31, 2012 due primarily to completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Residential real estate loans increased by $2.0 million, or 9.6%, to $22.9 million at March 31, 2013 from $20.9 million at December 31, 2012. Real estate construction loans increased $105,000, or 0.1%, to $83.9 million at March 31, 2013 from $83.8 million at December 31, 2012. This increase is primarily due to increased draws on existing commercial real estate construction loans as well as new construction loans, which require initial acquisition draws on projects partially offset by completed construction projects. These increases were partially offset by decreases in commercial and industrial loans, which decreased $2.9 million, or 2.1%, to $135.5 million from $138.4 million at December 31, 2012, while consumer loans decreased $92,000, or 0.2%, to $40.9 million at March 31, 2013 from $41.0 million at December 31, 2012.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of credit quality. We continually analyze our asset quality through a variety of strategies, we have been proactive in addressing problems and non-performing assets and management believes our allowance for loan losses is adequate to cover known and potential losses. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth County New Jersey area. We continue to have lending success and growth in the medical markets through our Private Banking Department. Since the latter part of 2008, the financial and capital markets have been faced with significant disruptions and volatility. The weakened economy has contributed to an overall challenge in building loan volume and we continue to be faced with declines in real estate values, which tend to reduce the collateral coverage of our existing loans. Efficient and effective asset-management strategies reflect the type and quality of assets being originated.

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

At March 31, 2013 and December 31, 2012, the Company had $9.9 million and $7.5 in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing at March 31, 2013, as compared to one loan totaling $1,800 at December 31, 2012.

The following table summarizes our non-performing assets as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$1,677	$1,681
Real estate-construction	-	-
Real estate-commercial	5,977	3,542
Real estate – residential	203	263
Consumer	2,018	1,986

Total Non-Accrual Loans	9,875	7,472

Loans 90 days or more past due and still accruing	-	2

Total Non-Performing Loans	9,875	7,474

Other Real Estate Owned	1,390	1,752

Total Non-Performing Assets	$11,265	$9,226

Ratios:

Non-Performing loans to total loans	1.71%	1.31%

Non-Performing assets to total assets	1.53%	1.26%

Troubled Debt Restructured Loans	$16,620	$9,551

Total non-performing loans increased by $2.4 million from December 31, 2012. Eighteen loans comprise the $9.9 million and $7.5 million of non-performing loans at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2013, non-performing commercial and industrial loans decreased by $4,000 from December 31, 2012, primarily due to principal payments.

At March 31, 2013, non-performing real-estate commercial loans increased by $2.4 million from December 31, 2012, due primarily to the addition of one commercial real estate loan totaling $2.6 million, which is well secured, partially offset by one loan totaling $145,000 paid in full.

At March 31, 2013, non-performing real estate residential loans decreased by $60,000 from December 31, 2012, due to a $60,000 write-down on one residential loan primarily to the decline in market value.

At March 31, 2013, non-performing consumer loans increased by $32,000 from December 31, 2012, due to the addition of one loan totaling $145,000 during the three month period ending March 31, 2013 partially offset by one loan totaling $113,000, which was placed back onto active status.

Other Real Estate Owned (“OREO”) represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2013, the Bank had $1.4 million in other real estate owned as compared to $1.8 million in other real estate owned at December 31, 2012.

The decrease of $362,000 is primarily due to the write-down of two OREO properties, which have a combined carrying value of $1.1 million. Both properties currently have contracts for sale, which the values were supported by current appraisals. As such, the Company recorded these write-downs to reflect the current market values, less selling costs. Our OREO balance at March 31, 2013 consists of three properties, with the largest OREO property totaling $611,000, which is a 23 acre parcel of land located in Middlesex County, New Jersey. The remaining $789,000 is comprised principally of real estate construction and commercial properties.

All of our OREO are aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification is in place. Loans classified as troubled debt restructurings are designated as impaired from a cash flow perspective. Modifications involving troubled borrowers may include a modification of a loan’s amortization schedule, reduction in the stated interest rate and rescheduling of future cash flows.

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

As of March 31, 2013, loans modified in a troubled debt restructuring totaled $16.6 million as compared to $9.6 million at December 31, 2012, an increase of $7.0 million. The $16.6 million includes $11.0 million that are current, $132,000 that are 30-59 days past due and $2.2 million that are 60-89 days past due and three non-accrual loans totaling $3.2 million. The increase of $7.0 million is primarily due to two relationships. The first relationship, which was a stalled construction loan with multiple maturity date extensions, is a 19 lot subdivision, consisting of two loans totaling $1.6 million, which is currently 60 days past due. This project is currently under an installment contract for sale with a national homebuilder, which is expected to be paid in full by year-end 2013. For the second relationship, comprised of four commercial mortgage loans totaling $5.5 million, the amortization schedule was extended and the interest rate was reduced to current market rates. The borrower was affected by the weak economy and the modification has enhanced their global cash flow. As of March 31, 2013, all four credits continue to be current.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At March 31, 2013, the Company had $36.9 million in accruing loans that were risk rated as special mention or substandard, as well as $9.9 million in non-accrual loans which are included in the substandard category. This represents a decrease of approximately $1.3 million from year ended December 31, 2012, which totaled $48.1 million.

At March 31, 2013, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012.

	March 31,		December 31,
	2013	2012	2012
	(in thousands, except percentages)

Balance at beginning of year	$7,984	$7,310	$7,310
Provision charged to expense	180	350	1,380
Loan recoveries (charge-offs), net	31	(634)	(706)
Balance of allowance at end of period	$8,195	$7,026	$7,984

Ratio of net (recoveries) charge-offs to average loans outstanding (annualized)	(0.02)%	0.48%	0.13%
Balance of allowance as a percent of loans at period-end	1.42%	1.31%	1.40%
Ratio of allowance at period-end to non-performing loans	82.99%	140.55%	106.85%

At March 31, 2013, the Company’s allowance for loan losses was $8.2 million, compared with $8.0 million at December 31, 2012. Loss allowance as a percentage of total loans at March 31, 2013 was 1.42%, compared with 1.40% at December 31, 2012. The Company recorded an $180,000 provision to the allowance for loan losses for the three month period ended March 31, 2013 as compared to $350,000 for the comparable period in 2012. This reduction of $170,000 was partially attributable to the $255,000 recovery received during the quarter. As such, $31,000 in net recoveries were recorded for the three months ended March 31, 2013, compared to net charge-offs of $634,000 for the same period in 2012. During the three months period ended March 31, 2013, the Company recorded a recovery of $255,000 from a previously charged off commercial and industrial loan as well as $6,000 in additional recoveries on two commercial and industrial loans These recoveries were partially offset by charge-offs totaling $230,000, which represents two commercial and industrial loans totaling $170,000 and one residential loan write-down totaling $60,000. As previously stated, these recoveries enabled the Company to lower its provision for the first quarter 2013. All loans which the Company charged-off or had a direct write-down that had been previously identified and specific reserves were applied. Non-performing loans at March 31, 2013 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Our methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various asset components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trends of loan charge-offs. Additionally, the volume of non-performing loans, concentration of risks by size, type, and geography, new products and markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are also taken  into consideration. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review auditors, directors’ loan committee, and board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.

While there are some signs of economic stability in our market areas, the economy continues to remain sluggish, and as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the weak housing market and prolonged high levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses inherent in the loan portfolio. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review consultants, directors’ loan committee, and board of directors.  The level of the allowance is determined by assigning specific allowances to impaired loans and general allowances on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral or collateral dependent loans and cash flow from operations on cash flow dependent loans. A risk rating system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. In 2009, 2010 and 2011, the Company purchased an additional $3.5 million, $1.0 million and $3.5 million, respectively, of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $57,000 and $54,000 for the three months ended March 31, 2013 and 2012. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $105,000 and $118,000 for the three months ended March 31, 2013 and 2012, respectively.

Premises and Equipment

Premises and equipment totaled approximately $3.2 million at March 31, 2013 and December 31, 2012, respectively. The Company purchased premises and equipment amounting to $142,000 primarily due to the opening of our new corporate headquarters and new Red Bank branch office, while depreciation expenses totaled $231,000 and $165,000 for the three months ended March 31, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.3 million at March 31, 2013 and $18.4 million at December 31, 2012. The Company’s intangible assets at March 31, 2013 were comprised of $18.1 million of goodwill and $230,000 of core deposit intangibles, net of accumulated amortization of $1.9 million. The Company performed its annual goodwill impairment analysis as of September 30, 2012 and determined that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2012, the Company’s intangible assets were comprised of $18.1 million of goodwill and $268,000 of core deposit intangibles, net of accumulated amortization of $1.8 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill and Other Intangible Assets”, in the Company’s financial statements.

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

At March 31, 2013, total deposits amounted to $603.7 million, reflecting a decrease of $3.1 million, or 0.5%, from December 31, 2012. Core checking deposits decreased $1.9 million, or 0.9%, higher cost time deposits decreased $10.0 million, or 10.0%, while savings accounts, inclusive of money market deposits, increased $8.9 million, or 3.0% during the three month period ended March 31, 2013. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers the institution’s costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at March 31, 2013 accounted for 93.9% of total deposits, an increase from 92.7% reported at December 31, 2012. During 2013, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance in our certificates of deposit (“CD’s”) over $100,000 at March 31, 2013 totaled $37.1 million as compared to $44.2 million at December 31, 2012, a decrease of $7.1 million, or 16.1%. At March 31, 2013 and December 31, 2012, the Company had $6.3 million in brokered CD’s, with rates ranging from 1.32% to 2.15% with terms ranging from 54 to 84 months. The Company found this strategy of placing brokered Cd’s provides a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank during the first quarter of 2011. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $43.4 million based on the current loan collateral pledged of $56.9 million at March 31, 2013.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2013 and 2012, the Company had no short-term borrowings outstanding.

Long-term debt consisted of the following FHLB fixed rate advances at March 31, 2013 and at December 31, 2012:

	Amount	Rate	Original Term	Maturity
	(dollars in thousands)

Fixed Rate Note	$ 7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1.67%	4 years	August 2014
Fixed Rate Note	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	2.71%	7 years	August 2017

	$ 13,500	3.18%

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $20.6 million at March 31, 2013 from $16.7 million at December 31, 2012, an increase of $3.9 million, or 23.4%.

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

At March 31, 2013, the Company had $46.0 million in cash and cash equivalents as compared to $48.5 million at December 31, 2012. Cash and cash equivalent balances consisted of $28.9 million and $33.2 million at the Federal Reserve Bank of New York at March 31, 2013 and December 31, 2012, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)

Home equity lines of credit	$25,592	$26,415
Commitments to fund commercial real estate and construction loans	53,273	50,032
Commitments to fund commercial and industrial loans	45,601	46,458
Commercial and financial letters of credit	4,577	4,195
	$129,043	$127,100

Capital

Shareholders’ equity increased by approximately $1.0 million, or 1.1%, to $93.0 million at March 31, 2013 compared to $92.0 million at December 31, 2012. Net income for the three month period ended March 31, 2013 added $1.2 million to shareholders’ equity. Stock option compensation expense of $48,000 and options exercised of $155,000 all contributed to the increase. These increases were partially offset by decreases of $105,000 relating to the dividends on the preferred stock Series C and $189,000 in net unrealized gains on securities available-for-sale.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at March 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2013, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories

The capital ratios of the Company and the Bank, at March 31, 2013 and December 31, 2012, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Community Partners	10.41%	10.36%	12.10%	12.03%	13.35%	13.28%
Two River	10.36%	10.35%	12.04%	12.02%	13.29%	13.27%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No shares were repurchased during the three months ended March 31, 2013 under the Company’s share repurchase program announced on January 24, 2013.  The program authorizes the repurchase of up to 5% of the outstanding shares of the Company's common stock, or approximately 399,200 shares based on the 7,983,778 shares outstanding as of December 31, 2012, provided that the aggregate amount that the Company may spend on such repurchases is limited to $2.2 million. The program will continue until the earlier of the completion of the repurchase or January 24, 2014.

Item 6

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

COMMUNITY PARTNERS BANCORP

Date: May 15, 2013	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)