Form 10-Q
period 2013-09-30
TWO RIVER BANCORP
filed 2013-11-14
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, there were 8,023,356 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$13,861	$15,349
Interest-bearing deposits in bank	32,417	33,197
Cash and cash equivalents	46,278	48,546

Securities available-for-sale	52,760	50,756
Securities held-to-maturity (fair value of $27,134 and $21,935 at September 30, 2013 and December 31, 2012, respectively)	27,399	21,586
Restricted investments, at cost	3,098	3,040
Loans	587,875	571,447
Allowance for loan losses	(8,336)	(7,984)
Net loans	579,539	563,463

Other real estate owned	1,327	1,752
Bank-owned life insurance	16,268	13,457
Premises and equipment, net	3,949	3,243
Accrued interest receivable	1,762	1,884
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,934 and $1,838 at September 30, 2013 and December 31, 2012, respectively	172	268
Other assets	6,556	7,791

TOTAL ASSETS	$757,217	$733,895

LIABILITIES
Deposits:
Non-interest bearing	$129,608	$112,746
Interest bearing	496,129	494,024
Total Deposits	625,737	606,770

Securities sold under agreements to repurchase	18,553	16,710
Accrued interest payable	50	70
Long-term debt	13,500	13,500
Other liabilities	4,670	4,880

Total Liabilities	662,510	641,930

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at September 30, 2013, and December 31, 2012, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; Issued - 8,082,991and 7,983,778 at September 30, 2013 and December 31, 2012, respectively Outstanding - 8,079,191 and 7,983,778 at September 30, 2013 and December 31, 2012, respectively	72,052	71,537
Retained earnings	11,251	8,060
Treasury stock, at cost; 3,800 shares and 0 shares at September 30, 2013 and December 31, 2012, respectively	(27)	-
Accumulated other comprehensive (loss) income	(569)	368
Total Shareholders' Equity	94,707	91,965

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$757,217	$733,895

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

     (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Loans, including fees	$7,076	$7,324	$21,502	$21,845
Securities:
Taxable	263	290	763	879
Tax-exempt	115	101	329	296
Interest bearing deposits	19	15	55	57
Total Interest Income	7,473	7,730	22,649	23,077
INTEREST EXPENSE:
Deposits	790	991	2,504	3,099
Securities sold under agreements to repurchase	19	26	62	81
Borrowings	109	109	324	325
Total Interest Expense	918	1,126	2,890	3,505
Net Interest Income	6,555	6,604	19,759	19,572
PROVISION FOR LOAN LOSSES	250	330	710	950
Net Interest Income after Provision for Loan Losses	6,305	6,274	19,049	18,622
NON-INTEREST INCOME:
Total other-than-temporary impairment losses	-	(32)	-	(85)
Less: Portion included in other comprehensive income (pre tax)	-	-	-	5
Net other-than-temporary impairment charges to earnings	-	(32)	-	(80)
Service fees on deposit accounts	180	166	481	456
Other loan fees	228	221	587	590
Earnings from investment in life insurance	101	113	311	347
Net realized gain on sale of securities	-	-	153	-
Net gain on sale of SBA loans	24	-	109	187
Other income	148	138	428	424
Total Non-Interest Income	681	606	2,069	1,924
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,777	2,774	8,253	8,175
Occupancy and equipment	803	780	2,662	2,317
Professional	204	167	637	515
Insurance	85	84	246	260
FDIC insurance and assessments	156	139	425	411
Advertising	84	75	237	210
Data processing	115	189	407	523
Outside services fees	89	134	371	383
Amortization of identifiable intangibles	29	39	96	125
OREO expenses, OREO impairment and sales, net	51	43	522	628
Loan workout expenses	33	110	204	201
Other operating	371	385	1,146	1,136
Total Non-Interest Expenses	4,797	4,919	15,206	14,884
Income before Income Taxes	2,189	1,961	5,912	5,662
INCOME TAX EXPENSE	809	727	2,167	2,087
Net Income	1,380	1,234	3,745	3,575
Preferred stock dividend	(66)	(31)	(231)	(318)
Net income available to common shareholders	$1,314	$1,203	$3,514	$3,257
EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.15	$0.44	$0.41
Diluted	$0.16	$0.15	$0.43	$0.40
Weighted average common shares outstanding:
Basic	8,074	7,952	8,029	7,939
Diluted	8,245	8,138	8,182	8,122

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

     (in thousands)

	Three Months Ended September 30,
	2013	2012

Net income	$1,380	$1,234
Other comprehensive (loss) income:
Unrealized holdings (loss) gains on securities available for sale, net of income tax (benefit) 2013: $(124); 2012: $99	(186)	149
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of income tax (benefit) 2013: $5; 2012: $(13)	8	(19)
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net deferred income tax 2013: $;0 2012: $13	-	19

Other comprehensive (loss) income	(178)	149

Total comprehensive income	$1,202	$1,383

	Nine Months Ended September 30,
	2013	2012

Net income	$3,745	$3,575
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax benefit 2013: $61; 2012; $0	(92)	-
Unrealized holdings (loss) gains on securities available for sale, net of income tax (benefit) 2013: $(586); 2012: $162	(879)	244
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of income tax (benefit) 2013: $23; 2012: $(34)	34	(51)
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net deferred income tax 2013 : $0; 2012: $32	-	48

Other comprehensive (loss) income	(937)	241

Total comprehensive income	$2,808	$3,816

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012

(dollar amounts in thousands)

		Common Stock
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Total Shareholders’ Equity
Balance, January 1, 2013	$12,000	7,983,778	$71,537	$8,060	$-	$368	$91,965

Net income	-	-	-	3,745	-	-	3,745

Other comprehensive loss	-	-	-	-	-	(937)	(937)

Dividends on preferred stock, Series C	-	-	-	(231)	-	-	(231)

Stock option compensation expense	-	-	112	-	-	-	112

Cash dividend ($0.04 per share)	-	-	-	(323)	-	-	(323)

Options exercised	-	94,276	318	-	-	-	318

Tax-benefit-exercised non-qualified stock options	-	-	54	-	-	-	54

Common stock repurchased	-	(3,800)	-	-	(27)	-	(27)

Employee stock purchase program	-	4,937	31	-	-	-	31

Balance, September 30, 2013	$12,000	8,079,191	$72,052	$11,251	$(27)	$(569)	$94,707

Balance January 1, 2012	$12,000	7,942,218	$71,179	$3,693	$-	$262	$87,134

Net income	-	-	-	3,575	-	-	3,575

Other comprehensive income	-	-	-	-	-	241	241

Dividends on preferred stock, Series C	-	-	-	(318)	-	-	(318)

Stock option compensation expense	-	-	136	-	-	-	136

Options exercised	-	37,130	124	-	-	-	124

Tax-benefit-exercised non-qualified stock options	-	-	12	-	-	-	12

Restricted stock awards - forfeiture	-	(4,133)	(8)	-	-	-	(8)

Employee stock purchase program	-	6,568	35	-	-	-	35

Balance, September 30, 2012	$12,000	7,981,783	$71,478	$6,950	$-	$503	$90,931

See notes to the unaudited consolidated financial statements

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,745	$3,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	572	490
Provision for loan losses	710	950
Intangible amortization	96	125
Net amortization of securities premiums and discounts	207	208
Earnings from investment in life insurance	(311)	(347)
Net realized (gain) loss on sale of other real estate owned	(5)	130
Other-than-temporary impairment on securities available-for-sale	-	80
Impairment on other real estate owned	381	360
Stock based compensation expense	112	128
Net realized gain on sale of securities available-for-sale	(153)	-
Gain from sale of SBA loans	(109)	(187)
(Increase) decrease in assets:
Accrued interest receivable	122	(55)
Other assets	834	(739)
(Decrease) increase in liabilities:
Accrued interest payable	44	(42)
Other liabilities	(210)	414
Net cash provided by operating activities	6,035	5,090
Cash flows from investing activities:
Purchase of securities available-for-sale	(15,463)	(9,280)
Purchase of securities held-to-maturity	(9,329)	(4,379)
Proceeds from repayments, calls and maturities of securities available-for-sale	6,017	8,836
Proceeds from repayments, calls and maturities of securities held to maturity	3,487	1,739
Proceeds from sales of securities available-for-sale	5,881	-
Proceeds from sale of SBA loans	1,185	1,987
Purchase of restricted investments	(58)	(803)
Net increase in loans	(18,065)	(28,007)
Purchases of premises and equipment	(278)	(221)
Purchase of bank-owned life insurance	(2,500)	-
Improvements on other real estate owned	-	(66)
Proceeds from sale of other real estate owned	252	4,273
Net cash used in investing activities	(28,871)	(25,921)
Cash flows from financing activities:
Net increase in deposits	18,967	23,759
Net increase in securities sold under agreements to repurchase	1,843	2,648
Cash dividends paid - preferred stock	(295)	(318)
Cash dividends paid – common stock	(323)	-
Proceeds from employee stock purchase plan	31	35
Proceeds from exercise of stock options	318	124
Common stock repurchased	(27)	-
Tax benefit of options exercised	54	12
Net cash provided by financing activities	20,568	26,260
Net (decrease) increase in cash and cash equivalents	(2,268)	5,429
Cash and cash equivalents – beginning	48,546	38,022
Cash and cash equivalents - ending	$46,278	$43,451
Supplementary cash flow information:
Interest paid	$2,910	$3,547
Income taxes paid	$2,965	$2,635
Supplementary schedule of non-cash activities:
Other real estate acquired in settlement of loans	$203	$525
Transfer of property held for sale from other assets to premises and equipment	$1,000	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2013 (the “2012 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Certain amounts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 have been reclassified to conform to the presentation used in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013. These reclassifications had no effect on net income.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2013, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)

Net income	$1,380	$1,234	$3,745	$3,575

Preferred stock dividend	(66)	(31)	(231)	(318)

Net income applicable to common shareholders	$1,314	$1,203	$3,514	$3,257

Weighted average common shares outstanding	8,073,769	7,951,849	8,029,134	7,939,209

Effect of dilutive securities and stock options	171,085	185,743	152,651	182,978

Weighted average common shares outstanding used to calculate diluted earnings per share	8,244,854	8,137,592	8,181,785	8,122,187

Basic earnings per common share	$0.16	$0.15	$0.44	$0.41
Diluted earnings per common share	$0.16	$0.15	$0.43	$0.40

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 169,172 for both the three and nine month periods ended September 30, 2013, as compared to 335,005 for both the three and nine month periods ended September 30, 2012.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

			Gross Unrealized Losses
(in thousands)	Amortized Cost	Gross Unrealized Gains	Noncredit OTTI	Other	Fair Value

September 30, 2013:

Securities available for sale:
U.S. Government agency securities	$5,499	$2	$-	$(88)	$5,413
Municipal securities	1,350	27	-	-	1,377
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	17,364	157	-	(294)	17,227
U.S. Government collateralized residential mortgage obligations	22,087	121	-	(521)	21,687
Corporate debt securities, primarily financial institutions	5,008	35	(107)	(237)	4,699

	51,308	342	(107)	(1,140)	50,403
Community Reinvestment Act (“CRA”) mutual fund	2,381	-	-	(24)	2,357

	$53,689	$342	$(107)	$(1,164)	$52,760

Securities held to maturity:
Municipal securities	$22,442	$321	$-	$(211)	$22,552
GSE – Residential mortgage-backed securities	2,435	5	-	(51)	2,389
U.S. Government collateralized residential mortgage obligations	708	-	-	(23)	685
Corporate debt securities, primarily financial institutions	1,814	-	-	(306)	1,508

	$27,399	$326	$-	$(591)	$27,134

NOTE 5 – SECURITIES (Continued)

			Gross Unrealized Losses
(in thousands)	Amortized Cost	Gross Unrealized Gains	Noncredit OTTI	Other	Fair Value

December 31, 2012:

Securities available for sale:
Municipal securities	$1,255	$55	$-	$-	$1,310
GSE – Residential mortgage-backed securities	19,881	505	-	(12)	20,374
U.S. Government collateralized residential mortgage obligations	22,655	342	-	(1)	22,996
Corporate debt securities, primarily financial institutions	4,017	49	(164)	(247)	3,655

	47,808	951	(164)	(260)	48,335

CRA mutual fund	2,344	77	-	-	2,421

	$50,152	$1,028	$(164)	$(260)	$50,756

Securities held to maturity:
Municipal securities	$17,799	$619	$-	$(4)	$18,414
GSE – Residential mortgage-backed securities	1,083	12	-	-	1,095
U.S. Government collateralized residential mortgage obligations	892	2	-	-	894
Corporate debt securities, primarily financial institutions	1,812	-	-	(280)	1,532

	$21,586	$633	$-	$(284)	$21,935

The amortized cost and fair value of the Company’s debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$783	$788	$11,982	$11,994
Due in one year through five years	4,503	4,481	3,384	3,464
Due in five years through ten years	4,386	4,380	4,198	4,276
Due after ten years	2,185	1,840	4,692	4,326

	11,857	11,489	24,256	24,060

GSE – Residential mortgage-backed securities	17,364	17,227	2,435	2,389
U.S. Government collateralized residential mortgage obligations	22,087	21,687	708	685

	$51,308	$50,403	$27,399	$27,134

The Company had no securities sales during the three months ended September 30, 2013 and 2012, respectively, and twenty five securities sales during the nine months ended September 2013 totaling $5,881,000 in which the Company recorded a gross realized gain of $153,000 from these sales compared to no sales during the same period in 2012.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S. Government collateralized residential mortgage obligations, totaling $24,186,000 and $23,827,000 at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013:	(in thousands)

Municipal securities	$7,491	$(211)	$-	$-	$7,491	$(211)
U.S. Government agency securities	4,144	(88)	-	-	4,144	(88)
GSE – Residential mortgage-backed securities	11,962	(339)	653	(6)	12,615	(345)
U.S. Government collateralized residential mortgage obligations	15,001	(544)	-	-	15,001	(544)
Corporate debt securities, primarily financial institutions	988	(14)	2,864	(636)	3,852	(650)
CRA mutual fund	2,281	(24)	-	-	2,281	(24)

Total Temporarily Impaired Securities	$41,867	$(1,220)	$3,517	$(642)	$45,384	$(1,862)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:	(in thousands)

Municipal securities	$2,222	$(4)	$-	$-	$2,222	$(4)
GSE – Residential mortgage-backed securities	2,320	(12)	-	-	2,320	(12)
U.S. Government collateralized residential mortgage obligations	4,184	(1)	-	-	4,184	(1)
Corporate debt securities, primarily financial institutions	-	-	2,805	(691)	2,805	(691)

Total Temporarily Impaired Securities	$8,726	$(17)	$2,805	$(691)	$11,531	$(708)

The Company had 58 securities in an unrealized loss position at September 30, 2013. With the exception of corporate debt securities, in management’s opinion, the unrealized losses in these securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of September 30, 2013, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2013. These four securities have an amortized cost value of $2.8 million and a fair value of $2.3 million at September 30, 2013.

NOTE 5 – SECURITIES (Continued)

The Company also has one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities with an amortized cost basis of $192,000 and a fair value of $85,000 at September 30, 2013. This pooled trust preferred security has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. The pooled instrument consists of securities issued by financial institutions and insurance companies and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. The most significant input to the expected cash flow model was the assumed default rate for each pooled trust preferred security. Financial metrics, such as capital ratios and non-performing asset ratios, of each individual financial institution issuer that comprises the pooled trust preferred securities were evaluated to estimate the expected default rates for each security. In this pooled trust preferred security, there are 28 out of 38 banks and insurance companies that are performing at September 30, 2013. The deferrals and defaults as a percentage of original collateral at September 30, 2013 was 28.2%. Total other-than-temporary impairment on this security was $415,000 at September 30, 2013, of which $308,000 was determined to be a credit loss and charged to operations in previous years and $107,000 was determined to be non-credit related and recognized in the other comprehensive income component. There was no other-than-temporary impairment charge to earnings during the three and nine months ended September 30, 2013 compared to $32,000 and $80,000 during the three and nine months ended September 30, 2012, respectively. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Beginning balance, July 1,	$308	$276

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	-	32

Ending balance, September 30,	$308	$308

Beginning balance, January 1,	$308	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	-	80

Ending balance, September 30,	$308	$308

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2013 and December 31, 2012, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial, real estate-commercial, real estate-construction, real estate-residential and consumer loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

During the second quarter of 2013, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2012 were reclassified to conform to the September 30, 2013 presentation.

The components of the loan portfolio at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)

Commercial and industrial	$93,616	$102,003
Real estate – construction	90,366	87,561
Real estate – commercial	345,356	324,286
Real estate – residential	25,287	20,875
Consumer	33,918	37,378

	588,543	572,103
Allowance for loan losses	(8,336)	(7,984)
Unearned fees	(668)	(656)

Net Loans	$579,539	$563,463

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2013			(In Thousands)

Commercial and industrial	$54	$575	$965	$1,594	$92,022	$93,616	$-
Real estate – construction	-	2,071	-	2,071	88,295	90,366	-
Real estate – commercial	1,821	617	6,781	9,219	336,137	345,356	-
Real estate – residential	583	-	-	583	24,704	25,287	-
Consumer	145	98	1,780	2,023	31,895	33,918	-

Total	$2,603	$3,361	$9,526	$15,490	$573,053	$588,543	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2012			(In Thousands)

Commercial and industrial	$350	$138	$1,137	$1,625	$100,378	$102,003	$-
Real estate – construction	-	1,470	-	1,470	86,091	87,561	-
Real estate – commercial	2,609	1,079	4,086	7,774	316,512	324,286	-
Real estate – residential	590	-	263	853	20,022	20,875	-
Consumer	201	-	1,988	2,189	35,189	37,378	2

Total	$3,750	$2,687	$7,474	$13,911	$558,192	$572,103	$2

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In Thousands)

Commercial and industrial	$965	$1,137
Real estate – construction	-	-
Real estate – commercial	6,781	4,086
Real estate – residential	-	263
Consumer	1,780	1,986

Total	$9,526	$7,472

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	-	$-	$-
Real estate – construction	1	67	67
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	2	283	283

Total	3	$350	$350

	Nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	2	$1,146	$1,146
Real estate – construction	2	456	456
Real estate – commercial	4	5,514	5,430
Real estate – residential	-	-	-
Consumer	2	283	283

Total	10	$7,399	$7,315

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	1	148	148

Total	1	$148	$148

	Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	3	$2,011	$2,011
Real estate – construction	-	-	-
Real estate – commercial	1	196	196
Real estate – residential	-	-	-
Consumer	1	148	148

Total	5	$2,355	$2,355

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

As a result of our impairment evaluation, the Company established an allowance of $400,000 against three loans classified as troubled debt restructuring during the nine months ended September 30, 2013. Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally limited to twelve-month payments and all the loans identified as troubled debt restructured as of September 30, 2013, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recasted legal documents and/or forgiven any interest or principal.

As of September 30, 2013, loans modified in a troubled debt restructuring totaled $14.8 million, including $10.2 million that are current, $1.8 million that are 60-89 days past due and two non-accrual loans totaling $2.8 million.  All loans modified in a troubled debt restructuring as of September 30, 2013, were current at the time of the modifications and were never reported as a non-accrual prior to modification.

During the nine months ended September 30, 2013, there were two loans totaling $2.8 million placed on non-accrual status that were troubled debt restructured loans as compared to no loans during the same period in 2012.

During the nine months ended September 30, 2013, six loans totaling $2.2 million were paid in full.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2013 and 2012:

Three months ended September 30, 2013
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

	Nine months ended September 30, 2013
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	-	-
Consumer	1	145

Total	2	$2,753

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Three months ended September 30, 2012
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

Nine months ended September 30, 2012
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

As of September 30, 2013, there was one real estate commercial loan totaling $2.6 million and one consumer loan totaling $145,000, which were both placed on non-accrual status that were previously troubled debt restructured loans. These loans were individually analyzed for impairment and it was determined that the collateral was in excess of the combined outstanding principal and interest of the loans and therefore no specific reserve was recorded nor charge-off was taken. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the nine months ended September 30, 2013 and at or for the year ended December 31, 2012:

	At or for the nine months ended September 30, 2013
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$620	$800	$-	$572	$5
Real estate – construction	1,817	1,817	-	1,649	68
Real estate – commercial	10,670	10,670	-	10,734	247
Real estate – residential	-	-	-	-	-
Consumer	2,063	2,455	-	1,862	1

With an allowance recorded:
Commercial and industrial	$477	$477	$400	$482	$12
Real estate – construction	-	-	-	-	-
Real estate – commercial	5,948	5,948	1,102	6,059	96
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$1,097	$1,277	$400	$1,054	$17
Real estate – construction	1,817	1,817	-	1,649	68
Real estate – commercial	16,618	16,618	1,102	16,793	343
Real estate – residential	-	-	-	-	-
Consumer	2,063	2,455	-	1,862	1

	$21,595	$22,167	$1,502	$21,358	$429

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At or for the year ended December 31, 2012
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2012

With no related allowance recorded:
Commercial and industrial	$1,659	$1,939	$-	$1,790	$70
Real estate – construction	-	-	-	-	-
Real estate – commercial	8,086	8,166	-	8,118	191
Real estate – residential	-	-	-	-	-
Consumer	352	352	-	361	16

With an allowance recorded:
Commercial and industrial	$1,140	$1,140	$295	$1,185	$208
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,121	4,121	470	4,170	206
Real estate – residential	263	263	60	263	-
Consumer	1,780	1,990	233	1,794	-

Total:
Commercial and industrial	$2,799	$3,079	$295	$2,975	$278
Real estate – construction	-	-	-	-	-
Real estate – commercial	12,207	12,287	470	12,288	397
Real estate – residential	263	263	60	263	-
Consumer	2,132	2,342	233	2,155	16

	$17,401	$17,971	$1,058	$17,681	$691

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013			(In Thousands)

Commercial and industrial	$91,625	$755	$1,236	$-	$93,616
Real estate – construction	82,145	-	8,221	-	90,366
Real estate – commercial	317,952	12,049	15,355	-	345,356
Real estate – residential	25,184	-	103	-	25,287
Consumer	31,593	137	2,188	-	33,918

Total	$548,499	$12,941	$27,103	$-	$588,543

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012			(In Thousands)

Commercial and industrial	$93,853	$1,559	$6,591	$-	$102,003
Real estate – construction	79,604	1,443	6,514	-	87,561
Real estate – commercial	295,222	10,285	18,779	-	324,286
Real estate – residential	20,507	-	368	-	20,875
Consumer	34,797	140	2,441	-	37,378

Total	$523,983	$13,427	$34,693	$-	$572,103

The following tables present the balance in the allowance for loan losses at September 30, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
September 30, 2013			(In Thousands)

Commercial and industrial	$1,308	$400	$908	$93,616	$1,097	$92,519
Real estate – construction	1,893	-	1,893	90,366	1,817	88,549
Real estate – commercial	4,312	1,102	3,210	345,356	16,618	328,738
Real estate – residential	191	-	191	25,287	-	25,287
Consumer	542	-	542	33,918	2,063	31,855
Unallocated	90	-	90	-	-	-

Total	$8,336	$1,502	$6,834	$588,543	$21,595	$566,948

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2012			(In Thousands)

Commercial and industrial	$1,354	$295	$1,059	$102,003	$2,799	$99,204
Real estate – construction	1,720	-	1,720	87,561	-	87,561
Real estate – commercial	3,791	470	3,321	324,286	12,207	312,079
Real estate – residential	217	60	157	20,875	263	20,612
Consumer	740	233	507	37,378	2,132	35,246
Unallocated	162	-	162	-	-	-

Total	$7,984	$1,058	$6,926	$572,103	$17,401	$554,702

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2013 and 2012:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2013	$991	$4,355	$2,067	$181	$579	$32	$8,205
Charge-offs	(180)	-	-	-	(51)	-	(231)
Recoveries	10	-	102	-	-	-	112
Provision	487	(43)	(276)	10	14	58	250

Ending balance, September 30, 2013	$1,308	$4,312	$1,893	$191	$542	$90	$8,336

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,354	$3,791	$1,720	$217	$740	$162	$7,984
Charge-offs	(421)	-	-	(60)	(286)	-	(767)
Recoveries	303	-	106	-	-	-	409
Provision	72	521	67	34	88	(72)	710

Ending balance, September 30, 2013	$1,308	$4,312	$1,893	$191	$542	$90	$8,336

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2012	$1,898	$2,391	$1,672	$199	$994	$104	$7,258
Charge-offs	(79)	-	-	-	(50)	-	(129)
Recoveries	3	-	24	-	-	-	27
Provision	77	148	98	14	30	(37)	330

Ending balance, September 30, 2012	$1,899	$2,539	$1,794	$213	$974	$67	$7,486

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(708)	-	(60)	-	(76)	-	(844)
Recoveries	8	-	61	-	1	-	70
Provision	151	127	571	(43)	169	(25)	950

Ending balance, September 30, 2012	$1,899	$2,539	$1,794	$213	$974	$67	$7,486

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2013, the number of shares of Company common stock remaining and available for future issuance under the Plan is 288,853 after adjusting for subsequent stock dividends.

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

On September 16, 2013, the Committee awarded an officer incentive stock options to purchase an aggregate of 10,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning September 17, 2014. These options were granted with an exercise price of $7.41 per share based upon the average trading price of Company’s common stock on the grant date.

Stock based compensation expense related to the stock option grants was approximately $38,000 and $101,000 during the three and nine months ended September 30, 2013, respectively, as compared to $40,000 and $118,000 for the same three and nine month periods in 2012, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $345,000 as of September 30, 2013 and will be recognized over the subsequent 3.3 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2013:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	921,605			$6.95
Options granted	10,000			7.41
Options exercised	(94,276)			3.37
Options forfeited	(232,633)			8.90
Options outstanding, September 30, 2013	604,696			$6.76	5.0	$1,380,488
Options exercisable, September 30, 2013	393,208			$7.77	3.7	$866,217
Option price range at September 30, 2013	$3.01	to	$14.17

The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $69,000 and $291,000, respectively. Cash received from such exercises was $63,000 and $318,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012, was $39,000 and $76,000, respectively. Cash received from such exercises was $56,000 and $124,000, respectively. A tax benefit of $43,000 and $54,000 was recognized during the three and nine months ended September 30, 2013, respectively, as compared to a tax benefit of $2,000 and $11,000 during the three and nine month periods ended September 30, 2012, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on September 16, 2013:

Dividend yield	1.08%
Expected volatility	29.08%
Risk-free interest rate	2.27%
Forfeiture rate	0.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.33

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

There was no unrecognized compensation cost related to restricted stock options under the Plan as of September 30, 2013. As of September 30, 2013, all restricted stock shares were vested.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

For the three and nine month period ended September 30, 2013, the Company recorded no expense and $11,000 expense for stock based compensation expense, respectively, as compared to a $6,000 and $11,000 expense for the three and nine month periods ended September 30, 2012, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and nine months period ended September 30, 2013 and 2012 related to the restricted stock compensation.

The following table summarizes information about restricted stock at September 30, 2013 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2012	17,909	$3.93
Restricted stock earned	(17,909)	3.93
Unvested at September 30, 2013	-	$-

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2013, the Company had $6,236,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2013 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at September 30, 2013 and December 31, 2012, respectively, as follows:

	Amount	Rate	Original Term (years)	Maturity
	(dollars in thousands)

Fixed Rate Note	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	2.71%	7	August 2017

	$13,500	3.18%

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at September 30, 2013 and December 31, 2012.

The Company has a remaining borrowing capacity with the FHLB of approximately $46,886,000 based on $60,386,000 loans pledged at September 30, 2013. There were no short-term borrowings from the FHLB at September 30, 2013 and December 31, 2012.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At September 30, 2013	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$5,413	$-	$5,413
Municipal securities	-	1,377	-	1,377
GSE: Residential mortgage-backed securities	-	17,227	-	17,227
U.S. Government collateralized residential mortgage obligations	-	21,687	-	21,687
Corporate debt securities, primarily financial institutions	-	4,614	85	4,699
CRA mutual fund	2,357	-	-	2,357

Total	$2,357	$50,318	$85	$52,760

At December 31, 2012

Securities available for sale:
Municipal securities	$-	$1,310	$-	$1,310
GSE: Residential mortgage-backed securities	-	20,374	-	20,374
U.S. Government collateralized residential mortgage obligations	-	22,996	-	22,996
Corporate debt securities, primarily financial institutions	-	3,627	28	3,655
CRA mutual fund	2,421	-	-	2,421

Total	$2,421	$48,307	$28	$50,756

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2013	2012
	(in thousands)

Beginning balance, July 1,	$72	$36
Total gains/(losses):
Included in earnings	-	(32)
Included in other comprehensive income	13	22

Ending balance, September 30,	$85	$26

Beginning balance, January 1,	$28	$89
Total gains/(losses):
Included in earnings	-	(80)
Included in other comprehensive income	57	17

Ending balance, September 30,	$85	$26

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2013
Impaired loans with an allowance recorded	$-	$-	$4,923	$4,923
Impaired loans net of partial charge-offs	-	-	2,033	2,033
Other real estate owned	-	-	1,327	1,327

At December 31, 2012
Impaired loans with an allowance recorded	$-	$-	$6,246	$6,246
Other real estate owned	-	-	1,752	1,752

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2013.

The following valuation techniques were used to measure fair value of assets in the tables above:

●	Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The discount range for appraisal values range from 0.0% to 25.0% (weighted average of 4.6%), and liquidation expenses range from 6.0% to 15.0% (weighted average of 9.3%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

●

Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or a deed in lieu of, loan foreclosure are to be sold and carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO ranges from 6.7% to 10.0% (weighted average of 7.2%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2013, properties totaling $1,327,000 as compared to $1,752,000 at December 31, 2012, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2013 and December 31, 2012, the Company determined that no active market existed for our pooled trust preferred security. This security is classified as a Level 3 investment. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours.  Due to the subordination of the security, discount margins contemplated in the valuation at September 30, 2013 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Off-balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2013 and December 31, 2012.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at September 30, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,278	$46,278	$46,278	$-	$-
Securities available for sale	52,760	52,760	2,357	50,318	85
Securities held to maturity	27,399	27,134	-	27,134	-
Restricted stock	3,098	3,098	-	-	3,098
Loans receivable	579,539	570,142	-	-	570,142
Accrued interest receivable	1,762	1,762	-	270	1,492

Financial liabilities:
Deposits	625,737	626,136	-	626,136	-
Securities sold under agreements to repurchase	18,553	18,553	-	18,553	-
Long-term debt	13,500	14,642	-	14,642	-
Accrued interest payable	50	50	-	50	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,546	$48,546	$48,546	$-	$-
Securities available for sale	50,756	50,756	2,421	48,307	28
Securities held to maturity	21,586	21,935	-	21,935	-
Restricted stock	3,040	3,040	-	-	3,040
Loans receivable	563,463	565,653	-	-	565,653
Accrued interest receivable	1,884	1,884	-	237	1,647

Financial liabilities:
Deposits	606,770	608,329	-	608,329	-
Securities sold under agreements to repurchase	16,710	16,710	-	16,710	-
Long-term debt	13,500	14,921	-	14,921	-
Accrued interest payable	70	70	-	70	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the quarters ended March 31, June 30 and September 30, 2013, the dividend rate on the SBLF Preferred Shares was 3.511%, 2.000% and 1.000%, respectively, and will remain fixed at 1.000% for 2.5 years.

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

NOTE 12 – SUBSEQUENT EVENT

On October 16, 2013, the Board of Directors declared a quarterly cash dividend of $0.02 per share to common shareholders of record at the close of business on November 8, 2013, payable on November 29, 2013.

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

Overview

The Company reported net income to common shareholders of $1.3 million for the three months ended September 30, 2013, compared to $1.2 million, for the same period in 2012, an increase of $111,000, or 9.2%. Basic and diluted earnings per common share after preferred stock dividends were both $0.16 for the quarter ended September 30, 2013 compared to $0.15 for the same period in 2012. The annualized return on average assets was 0.73% for the three months ended September 30, 2013 as compared to 0.71% for the same period in 2012. The annualized return on average shareholders’ equity was 5.81% for the three month period ended September 30, 2013 as compared to 5.47% for the three month period ended September 30, 2012.

The Company reported net income to common shareholders of $3.5 million for the nine months ended September 30, 2013, compared to $3.3 million, for the same period in 2012, an increase of $257,000, or 7.9%. Basic and diluted earnings per common share after preferred stock dividends were $0.44 and $0.43, respectively, for the nine months ended September 30, 2013 compared to $0.41 and $0.40, respectively, for the same periods in 2012. The annualized return on average assets was 0.68% for the nine month period ended September 30, 2013 as compared to 0.69% for the nine month period ended September 30, 2012. The annualized return on average shareholders’ equity was 5.35% for both the nine month periods ended September 30, 2013 and 2012. Tangible book value per common share rose to $7.97 at September 30, 2013 as compared to $7.58 at September 30, 2012, as disclosed in the Non-GAAP Financial Measures table.

Net interest income for the quarter ended September 30, 2013 decreased by $49,000, or 0.7%, for the quarter ended September 30, 2013 from the same period in 2012. On a linked quarter basis, net interest income decreased by $151,000, or 2.3%, from the second quarter of 2013. Average earning assets totaled $690.2 million, an increase of $47.3 million, or 7.4%, from the quarter ended September 30, 2012, primarily due to increases in the investment and loan portfolios as well as a higher cash liquidity position, which resulted primarily from a higher level of core checking deposits. The Company reported a net interest margin of 3.77% for the quarter ended September 30, 2013, a decrease of 17 basis points when compared to the 3.94% reported for the quarter ended June 30, 2013 and a decrease of 32 basis points when compared to the 4.09% for the quarter ended September 30, 2012. The decline from last year was primarily the result of the current historically low interest rate environment, which has continued to exert pressure on net interest margins as longer term assets repriced to lower interest rate levels while funding costs near their implied floors. Additionally, the timing of a portion of our loan growth occurred in the latter part of the quarter, which will provide for incremental earnings in the fourth quarter and beyond.

Net interest income increased by $187,000, or 1.0%, for the nine months ended September 30, 2013 from the same period in 2012, primarily as a result of increases in both the investment and loan portfolios and a higher level of core checking deposits. The Company reported a net interest margin of 3.86% for the nine months ended September 30, 2013 a decrease of 26 basis points when compared to the 4.12% reported for the nine months ended September 30, 2012. The Company’s net interest income increased despite margin compression resulting from the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment.

The provision for loan losses for the three months ended September 30, 2013 was $250,000, as compared to a provision for loan losses of $330,000 for the corresponding 2012 period. The provision for loan losses for the nine months ended September 30, 2013 was $710,000, as compared to a provision for loan losses of $950,000, for the corresponding 2012 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The provision for the comparable 2012 period considered the same factors.

Non-interest income for the quarter ended September 30, 2013 totaled $681,000, an increase of $75,000, or 12.4%, compared to the same period in 2012. The increase was primarily due to a $24,000 gain on sale of SBA loans during the three months ended September 30, 2013 as compared to no gains recorded for the same period in 2012, no credit loss recorded during the quarter on our one pooled trust preferred security compared to a $32,000 loss in 2012 and a $14,000 increase in service fees on deposit accounts. Non-interest income for the nine months ended September 30, 2013 totaled $2.1 million, an increase of $145,000, or 7.5%, compared to the same period in 2012. The increase was primarily due to an increase of $153,000 in net gains from the sale of securities as compared to no net gains for the same period last year, an increase of $25,000 in service fees on deposit accounts and no credit loss recorded on our one pooled trust investment security as compared to an $80,000 loss in 2012. These increases were partially offset by a $78,000 decrease in gains on the sale of SBA loans and a $36,000 decrease in bank owned life insurance income.

Non-interest expense for the quarter ended September 30, 2013 totaled $4.8 million, a decrease of $122,000, or 2.5%, compared to the same period in 2012. This decrease was primarily due to a decrease of $74,000 in data processing expenses, a decrease of $69,000 in OREO expenses, OREO impairment and sales, net, and loan workout expenses and a decrease of $45,000 in outside service fees. These decreases were partially offset by an increase of $37,000 in professional fees and a $23,000 increase in occupancy and equipment expenses primarily resulting from costs relating to our new corporate headquarters. Non-interest expense for the nine months ended September 30, 2013 totaled $15.2 million, an increase of $322,000, or 2.2%, over the same period in 2012. The increase was due primarily to an increase of $78,000 in salary and benefit expenses as well as an increase of $345,000 in occupancy costs primarily relating to our new corporate headquarters as well as accelerated depreciation expenses relating to our Cliffwood branch closure, and an increase of $122,000 in professional fees due primarily to higher recruitment expenses. These increases were partially offset by lower data processing fees of $116,000 and a decrease of $103,000 in OREO expenses, OREO impairment and sales, net, and loan workout expenses. As previously reported, the Company filed the requisite applications to close its existing smaller branch in Red Bank, as well as its Cliffwood branch. The closures were finalized in June 2013. To date, there has been minimal loss of customer relationships due to these closures and we anticipate annual pre-tax expense savings of approximately $290,000.

Total assets at September 30, 2013 were $757.2 million, up 3.2% from total assets of $733.9 million at December 31, 2012. Total loans at September 30, 2013 were $587.9 million, an increase of 2.9% compared to $571.4 million at December 31, 2012. Total deposits were $625.7 million at September 30, 2013, an increase of 3.1% from total deposits of $606.8 million at December 31, 2012. Core checking deposits at September 30, 2013 increased $16.2 million, or 7.8%, when compared to year-end 2012, while savings accounts, inclusive of money market deposits, increased $20.0 million, or 6.7%. Conversely, higher cost time deposits decreased $17.3 million, or 17.3% over this same period.

The Company’s allowance for loan losses was $8.3 million at September 30, 2013, compared with $8.0 million at December 31, 2012. The allowance for loan losses as a percentage of total loans at September 30, 2013 was 1.42%, compared with 1.40% at December 31, 2012. Non-performing assets at September 30, 2013, as a percentage of total assets were 1.43%, an increase from 1.26% at December 31, 2012. Non-performing assets increased to $10.9 million at September 30, 2013 as compared to $9.2 million at December 31, 2012.

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

The following table provides information on our performance ratios for the dates indicated:

	As of and for the Three months ended September 30,		As of and for the Nine months ended September 30,
	2013	2012	2013	2012
Return on average assets	0.73%	0.71%	0.68%	0.69%
Return on average tangible assets (1)	0.75%	0.73%	0.70%	0.71%
Return on average shareholders' equity	5.81%	5.47%	5.35%	5.35%
Return on average tangible shareholders' equity (1)	7.21%	6.87%	6.66%	6.75%
Net interest margin	3.77%	4.09%	3.86%	4.12%
Average equity to average assets	12.64%	12.93%	12.66%	12.90%
Average tangible equity to average tangible assets (1)	10.45%	10.57%	10.44%	10.50%

 (1) The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	As of and for the Three months ended September 30,		As of and for the Nine months ended September 30,
	2013	2012	2013	2012

Book value per common share	$10.24	$9.89	$10.24	$9.89
Effect of intangible assets	(2.27)	(2.31)	(2.27)	(2.31)
Tangible book value per common share	$7.97	$7.58	$7.97	$7.58

Return on average assets	0.73%	0.71%	0.68%	0.69%
Effect of intangible assets	0.02%	0.02%	0.02%	0.02%
Return on average tangible assets	0.75%	0.73%	0.70%	0.71%

Return on average equity	5.81%	5.47%	5.35%	5.35%
Effect of average intangible assets	1.40%	1.40%	1.31%	1.40%
Return on average tangible equity	7.21%	6.87%	6.66%	6.75%

Average equity to average assets	12.64%	12.93%	12.66%	12.90%
Effect of intangible assets	(2.19%)	(2.36%)	(2.22%)	(2.40%)
Average tangible equity to average tangible assets	10.45%	10.57%	10.44%	10.50%

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

While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2014, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. In addition, should another general decline in economic conditions in New Jersey occur, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Three months ended September 30, 2013 compared to September 30, 2012

Net Interest Income

Net interest income decreased by $49,000, or 0.7%, for the three months ended September 30, 2013 compared to the corresponding period in 2012. Average interest earning assets totaled $690.2 million for the third quarter of 2013, an increase of $47.3 million, or 7.4%, from $642.9 million for the same period in 2012. The net interest spread and net interest margin decreased to 3.61% and 3.77%, respectively, for the three months ended September 30, 2013, from 3.89% and 4.09%, respectively, for the three months ended September 30, 2012. This decrease primarily resulted from the current historically low interest rate environment, which has continued to exert pressure on net interest margins as longer assets repriced to lower interest rate levels while funding costs approach their implied floors. In addition, an aggregate of $55,000 of interest income and late fee reversals were recorded on loans that were transferred into non-accrual status during the third quarter of 2013 as compared to $30,000 for the same period in 2012.

Total interest income for the three months ended September 30, 2013 decreased by $257,000, or 3.3%. The decrease in interest income was primarily due to a rate related decrease in interest income of $686,000, partially offset by a volume related increase in interest income of $429,000 for the third quarter of 2013 as compared to the same prior year period.

Interest and fees on loans decreased $248,000, or 3.4%, to $7.1 million for the three months ended September 30, 2013 compared to $7.3 million for the corresponding period in 2012. Rate related decreases equaled $600,000, partially offset by a volume related increase of $352,000. The average balance of the loan portfolio for the three months ended September 30, 2013 increased by $26.4 million, or 4.8%, to $577.4 million from $551.0 million for the corresponding period in 2012. The average annualized yield on the loan portfolio was 4.86% for the quarter ended September 30, 2013 compared to 5.29% for the quarter ended September 30, 2012. Additionally, the average balance of non-accrual loans during the three month periods ended September 30, 2013 and 2012 of $9.2 million and $4.9 million, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $378,000 for the three months ended September 30, 2013 compared to $391,000 for the three months ended September 30, 2012, a decrease of $13,000, or 3.3%. This decrease was primarily attributable to a decrease in rate related activity offset in part by an increase in volume related activity. New purchases made in 2013 continue to be made at lower rates resulting from the lower rate environment. For the three months ended September 30, 2013, investment securities had an average balance of $80.8 million with an average annualized yield of 1.87% compared to an average balance of $68.3 million with an average annualized yield of 2.29% for the three months ended September 30, 2012.

Interest income on interest bearing deposits was $19,000 for the three months ended September 30, 2013, representing an increase of $4,000, or 26.7%, from $15,000 for the three months ended September 30, 2012. For the three months ended September 30, 2013, interest bearing deposits had an average balance of $32.1 million as compared to an average balance of $23.7 million for the same period in 2012. This average balance increase was primarily due to an increase in deposit growth partially offset by loan and investment purchases. The average annualized yield was 0.24% and 0.25% for both the 2013 and 2012 periods, respectively.

Interest expense on interest-bearing liabilities amounted to $918,000 for the three months ended September 30, 2013 compared to $1.1 million for the corresponding period in 2012, a decrease of $208,000, or 18.5%. This decrease in interest expense was comprised of a $176,000 rate-related decrease primarily resulting from lower deposit rates as well as a $32,000 volume-related decrease.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $525.9 million for the three months ended September 30, 2013 from $505.8 million for the same period last year, an increase of $20.1 million, or 4.0%. Average NOW accounts increased $27.0 million from $64.9 million with an average annualized yield of 0.40% during the third quarter of 2012, to $91.9 million with an average annualized yield of 0.48% during the third quarter of 2013. Average savings deposits increased by $22.1 million over this same period while the average annualized yield declined by 21 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $7.6 million over this same period while the average annualized yield declined by 17 basis points as well as a decrease of $21.7 million in our average time deposit balances and a decrease of 13 basis points in the average annualized yield. During the third quarter of 2013, our average demand deposits totaled $120.2 million, an increase of $22.8 million, or 23.4%, over the same period last year. For the three months ended September 30, 2013, the average annualized cost for all interest-bearing liabilities was 0.69%, compared to 0.89% for the three months ended September 30, 2012, a decrease of 20 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2013 were $18.2 million, with an average interest rate of 0.41%, compared to $17.9 million, with an average interest rate of 0.58%, for the third quarter of 2012.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2013 and 2012 remained unchanged at $13.5 million, with an average interest rate of 3.20% and 3.21%, respectively.

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

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$32,051	$19	0.24%	$23,705	$15	0.25%
Investment securities	80,787	378	1.87%	68,261	391	2.29%
Loans, net of unearned fees (1) (2)	577,373	7,076	4.86%	550,976	7,324	5.29%

Total Interest Earning Assets	690,211	7,473	4.30%	642,942	7,730	4.78%

Non-Interest Earning Assets:
Allowance for loan losses	(8,355)			(7,364)
All other assets	63,183			62,684

Total Assets	$745,039			$698,262

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$91,859	111	0.48%	$64,872	66	0.40%
Savings deposits	242,887	310	0.51%	220,761	398	0.72%
Money market deposits	75,808	36	0.19%	83,457	75	0.36%
Time deposits	83,644	333	1.58%	105,268	452	1.71%
Repurchase agreements	18,249	19	0.42%	17,940	26	0.57%
FHLB-term borrowings	13,500	109	3.19%	13,500	109	3.20%

Total Interest Bearing Liabilities	525,947	918	0.69%	505,798	1,126	0.89%

Non-Interest Bearing Liabilities:
Demand deposits	120,249			97,368
Other liabilities	4,641			4,778

Total Non-Interest Bearing Liabilities	124,890			102,146

Shareholders' Equity	94,202			90,318

Total Liabilities and Shareholders' Equity	$745,039			$698,292

NET INTEREST INCOME		$6,555			$6,604

NET INTEREST SPREAD (3)			3.61%			3.89%

NET INTEREST MARGIN (4)			3.77%			4.09%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$29,589	$55	0.25%	$29,997	$57	0.25%
Investment securities	76,727	1,092	1.90%	64,277	1,175	2.44%
Loans, net of unearned fees (1) (2)	577,389	21,502	4.98%	540,085	21,845	5.40%

Total Interest Earning Assets	683,705	22,649	4.43%	634,359	23,077	4.86%

Non-Interest Earning Assets:
Allowance for loan losses	(8,181)			(7,250)
All other assets	63,158			63,450

Total Assets	$738,682			$690,559

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$91,427	321	0.47%	$64,193	200	0.42%
Savings deposits	235,488	997	0.57%	216,085	1,217	0.75%
Money market deposits	75,354	125	0.22%	83,276	252	0.40%
Time deposits	88,205	1,061	1.61%	107,625	1,430	1.78%
Repurchase agreements	18,999	62	0.44%	18,257	81	0.60%
FHLB-term borrowings	13,500	324	3.22%	13,500	325	3.22%

Total Interest Bearing Liabilities	522,973	2,890	0.74%	502,936	3,505	0.93%

Non-Interest Bearing Liabilities:
Demand deposits	117,464			94,134
Other liabilities	4,706			4,422

Total Non-Interest Bearing Liabilities	122,170			98,556

Shareholders' Equity	93,539			89,067

Total Liabilities and Shareholders' Equity	$738,682			$690,559

NET INTEREST INCOME		$19,759			$19,572

NET INTEREST SPREAD (3)			3.69%			3.93%

NET INTEREST MARGIN (4)			3.86%			4.12%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$5	$(1)	$4	$(1)	$(1)	$(2)
Investment securities	72	(85)	(13)	152	(235)	(83)
Loans	352	(600)	(248)	1,507	(1,850)	(343)

Total Interest Income	429	(686)	(257)	1,658	(2,086)	(428)

Interest Paid On:
NOW deposits	28	17	45	85	36	121
Savings deposits	40	(128)	(88)	109	(329)	(220)
Money market deposits	(7)	(32)	(39)	(24)	(103)	(127)
Time deposits	(93)	(26)	(119)	(258)	(111)	(369)
Repurchase agreements	-	(7)	(7)	3	(22)	(19)
Long-term debt	-	-	-	-	(1)	(1)

Total Interest Expense	(32)	(176)	(208)	(85)	(530)	(615)

Net Interest Income	$461	$(510)	$(49)	$1,743	$(1,556)	$187

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2013 decreased to $250,000, as compared to a provision for loan losses of $330,000 for the corresponding 2012 period. The $250,000 provision for three months ended September 30, 2013 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2012 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.3 million, or 1.42% of total loans at September 30, 2013, as compared to $8.0 million, or 1.40% at December 31, 2012. The increase of $352,000 in the allowance for loan losses is primarily due to $409,000 in recoveries and the additional $710,000 provision recorded during the nine months ended September 30, 2013, partially offset by loan charge-offs and partial write-downs of $767,000.

In management’s opinion, the allowance for loan losses, totaling $8.3 million at September 30, 2013, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2013, non-interest income amounted to $681,000 compared to $606,000 for the corresponding period in 2012. The increase of $75,000, or 12.4%, was primarily due to a $24,000 gain on sale of SBA loans recorded during the three month period ended September 30, 2013, as compared to no gains recorded for the same period in 2012, no credit loss recorded during the quarter on our one pooled trust preferred security compared to a $32,000 loss in 2012 as well as a $14,000 increase in service fees on deposit accounts. Additionally, there was a $10,000 increase in other income primarily due to an increase in debit card fees as well as a $7,000 increase in other loan fees, due to exit and prepayment fees on loans recorded during the third quarter. These increases were partially offset by a $12,000 decrease in bank owned life insurance income during the third quarter of 2013.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2013 decreased $122,000, or 2.5%, to $4.8 million compared to the three months ended September 30, 2012. This decrease was primarily due to a decrease of $74,000 in data processing expenses due primarily to a renegotiated service provider contract, a decrease of $69,000 in OREO expenses, OREO impairment and sales, net, and loan workout expenses and a decrease of $45,000 in outside service fees. These decreases were partially offset by an increase of $37,000 in professional fees and a $23,000 increase in occupancy and equipment expenses principally due to the grand opening of our new corporate headquarters.

Income Taxes

The Company recorded income tax expense of $809,000 for the three months ended September 30, 2013 compared to $727,000 for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 and 2012 was 37.0% and 37.1%, respectively.

Nine months ended September 30, 2013 compared to September 30, 2012

Net Interest Income

Net interest income increased by $187,000, or 1.0%, to $19.8 million for the nine months ended September 30, 2013 compared to $19.6 million for the corresponding period in 2012, primarily resulting from higher loan and investment portfolios coupled with strong growth in core checking deposits offset in part by a contraction in our net interest margin. Average interest earning assets for the nine months ended September 30, 2013, increased $49.3 million, or 7.8% from the same period in 2012. The net interest spread and net interest margin decreased to 3.69% and 3.86%, respectively, for the nine months ended September 30, 2013, from 3.93% and 4.12%, respectively, for the same nine month period ended September 30, 2012. These decreases were due primarily to the prolonged low interest rate environment, which had continued to exert pressure on asset yields while funding costs approach their implied floors.

Total interest income for the nine months ended September 30, 2013 decreased by $428,000, or 1.9%. The decrease in interest income was primarily due to a rate-related decrease in interest income of $2.1 million, partially offset by a volume-related increase in interest income of $1.7 million for the nine months ended September 30, 2013 as compared to the same prior year period.

Interest and fees on loans decreased $343,000, or 1.6%, to $21.5 million for the nine months ended September 30, 2013 compared to $21.8 million for the corresponding period in 2012. Rate-related decreases equaled $1.8 million, partially offset by a volume-related increase of $1.5 million. The average balance of the loan portfolio for the nine months ended September 30, 2013 increased by $37.3 million, or 6.9%, to $577.4 million from $540.1 million for the corresponding period in 2012. The average annualized yield on the loan portfolio was 4.98% for the nine months ended September 30, 2013 compared to 5.40% for the nine months ended September 30, 2012. Additionally, the average balance of non-accrual loans, which amounted to $8.6 million and $5.1 million at September 30, 2013 and 2012, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.1 million for the nine months ended September 30, 2013 compared to $1.2 million for the nine months ended September 30, 2012, a decrease of $83,000, or 7.1%. This decrease was primarily attributable to a decrease in rate related activity offset in part by an increase in volume related activity. New purchases made in 2013 were made at lower rates resulting from the lower rate environment. For the nine months ended September 30, 2013, investment securities had an average balance of $76.7 million with an average annualized yield of 1.90% compared to an average balance of $64.3 million with an average annualized yield of 2.44% for the nine months ended September 30, 2012. Additionally, interest income on investment securities for 2013 was partially reduced due to the sale of $5.9 million of available-for-sale securities during the second quarter of 2013. The Company recorded net gains of $153,000 from this sale.

Interest income on interest bearing deposits was $55,000 for the nine months ended September 30, 2013, representing a decrease of $2,000, or 3.5%, from $57,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, interest bearing deposits had an average balance of $29.6 million as compared to an average balance of $30.0 million for the same period in 2012. This average balance decrease in interest bearing deposits was primarily due to an increase in loan growth and investment purchases, partially offset by our deposit growth. The average annualized yield was 0.25% for the nine months ended September 30, 2013 and 2012.

Interest expense on interest-bearing liabilities amounted to $2.9 million for the nine months ended September 30, 2013 compared to $3.5 million for the corresponding period in 2012, a decrease of $615,000, or 17.5%. This decrease in interest expense was comprised of a $530,000 rate-related decrease primarily resulting from lower deposit rates, as well as an $85,000 in volume-related decreases.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $523.0 million for the nine months ended September 30, 2013 from $502.9 million for the same period last year, an increase of $20.1 million, or 4.0%. Our average NOW accounts increased $27.2 million from $64.2 million with an average annualized yield of 0.42% during the nine months ended September 30, 2012, to $91.4 million with an average annualized yield of 0.47% during the same period in 2013. Our average savings deposits increased by $19.4 million over this same period while the average annualized yield declined by 18 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $7.9 million over this same period while the average annualized yield declined by 18 basis points and our average certificates of deposit decreased by $19.4 million, or 18.0%, to $88.2 million with an average annualized yield of 1.61% for the nine months ended September 30, 2013 from $107.6 million with an average annualized yield of 1.77% for the same period in 2012. During the nine months ended September 30, 2013, our average demand deposits totaled $117.5 million, an increase of $23.4 million, or 24.9%, over the same period last year. For the nine months ended September 30, 2013, the average annualized cost for all interest-bearing liabilities was 0.74%, compared to 0.93% for the nine months ended September 30, 2012, a decrease of 19 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2013 were $19.0 million, with an average interest rate of 0.44%, compared to $18.3 million, with an average interest rate of 0.59%, for the nine months ended September 30, 2012.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2013 and 2012 remained unchanged at $13.5 million, with an average interest rate of 3.21% and 3.22%, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2013 decreased to $710,000, as compared to a provision for loan losses of $950,000 for the corresponding 2012 period. The decrease in our provision was due primarily to $409,000 in recoveries recorded during the nine months ended September 30, 2013, from previously charged off credits, which allowed the Company to reduce its loan loss provision, partially offset by loan growth. The $710,000 provision for nine months ended September 30, 2013 was driven by a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2012 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

For the nine months ended September 30, 2013, non-interest income amounted to $2.1 million compared to $1.9 million for the corresponding period in 2012. The increase of $145,000, or 7.5%, was primarily due to an increase of $153,000 in net gains from the sale of securities available-for-sale as compared to no net gains for the same period last year, an increase of $25,000 in service fees on deposit accounts and no credit loss recorded on our one pooled trust security as compared to an $80,000 loss in 2012. These increases were partially offset by a $78,000 decrease in gains on the sale of SBA loans and a $36,000 decrease in bank owned life insurance income.

Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2013 increased $322,000, or 2.2%, to $15.2 million compared to $14.9 million for the nine months ended September 30, 2012. This increase was primarily due to a $78,000 increase in salary and benefits expenses, as well as an increase of $345,000 in occupancy and equipment expenses, primarily resulting from expenses relating to our new corporate headquarters as well as accelerated depreciation expenses relating to our Cliffwood branch closure. Additionally, professional fees increased $122,000 due primarily to higher recruitment expenses. These increases were partially offset by a decrease of $116,000 in data processing fees due primarily to a renegotiated service provider contract and $106,000 in OREO expenses, OREO impairment and sales, net. As previously reported, the Company filed the requisite applications to close its existing smaller branch in Red Bank, as well as its Cliffwood branch. The closures were finalized in June 2013. To date, there has been minimal loss of customer relationships due to the closures and we anticipate annual pre-tax expense savings of approximately $290,000.

Income Taxes

The Company recorded income tax expense of $2.2 million for both the nine months ended September 30, 2013 and $2.1 million 2012. The effective tax rate for the three months ended September 30, 2013 and 2012 was 36.7% and 36.9%, respectively.

FINANCIAL CONDITION

Assets

At September 30, 2013, our total assets were $757.2 million, an increase of $23.3 million, or 3.2%, over total assets of $733.9 million at December 31, 2012. At September 30, 2013, our total loans were $587.9 million, an increase of $16.5 million, or 2.9%, from the $571.4 million reported at December 31, 2012. Investment securities, including restricted stock, were $83.3 million at September 30, 2013 as compared to $75.4 million at December 31, 2012, an increase of $7.9 million, or 10.5%. At September 30, 2013, cash and cash equivalents totaled $46.3 million compared to $48.5 million at December 31, 2012, a decrease of $2.2 million, or 4.5%. The decrease in our cash and cash equivalents is primarily due to growth in both our loan and investment portfolios partially offset by the growth in deposits. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both September 30, 2013 and December 31, 2012.

Liabilities

Total deposits increased $18.9 million, or 3.1%, to $625.7 million at September 30, 2013, from $606.8 million at December 31, 2012. Deposits are the Company’s primary source of funds. The deposit increase during the nine month period ending September 30, 2013 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates continued loan demand increases during the remainder of 2013 and beyond and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $83.3 million at September 30, 2013 compared to $75.4 million at December 31, 2012, an increase of $7.9 million, or 10.5%. During the nine months ended September 30, 2013, investment securities and restricted stock purchases amounted to $24.9 million, while repayments, calls and maturities amounted to $9.5 million. Additionally, there were investment securities sales totaling $5.9 million in which the Company recorded net gains of $153,000 during the nine months ended September 30, 2013 as compared to no sales during the same period in 2012.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2013, the Company maintained $19.6 million of GSE mortgage-backed securities in the investment portfolio and $22.4 million of U.S. Government collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities and one pooled issue security. These five securities have an amortized cost value of $3.0 million and a fair value of $2.4 million at September 30, 2013. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings. The single issue securities are from large money center banks. The pooled instrument consists of securities issued by financial institutions and insurance companies, and we hold the mezzanine tranche of such security. Senior tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches. For the pooled trust preferred security, management reviewed expected cash flows and credit support and determined it was not probable that all principal and interest would be repaid. In this pooled trust preferred security, there are 28 out of 38 banks that are performing at September 30, 2013. The deferrals and defaults as a percentage of original collateral at September 30, 2013 was 28.2%. As the Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security, the total other-than-temporary impairment on this security was $415,000 at September 30, 2013, of which $308,000 was determined to be a credit loss and charged to operations in previous years and $107,000 was determined to be non-credit related and included in the other comprehensive income component. There was no other-than-temporary charges to earnings recorded during the three and nine month periods ended September 30, 2013 as compared to $32,000 and $80,000 for the same periods in 2012, respectively.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2013, all of these securities are current with their scheduled interest payments, with the exception of the one pooled trust preferred security with an amortized cost basis of $192,000 at September 30, 2013, which has been remitting reduced amounts of interest as some individual participants of the pool have deferred interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

During the second quarter of 2013, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, certain loan balances as of December 31, 2012 were reclassified to conform to the September 30, 2013 presentation.

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$93,616	15.9%	$102,003	17.9%
Real estate – construction	90,366	15.4%	87,561	15.3%
Real estate – commercial	345,356	58.7%	324,286	56.7%
Real estate – residential	25,287	4.3%	20,875	3.7%
Consumer	33,918	5.8%	37,378	6.5%
Unearned fees	(668)	(0.1%)	(656)	(0.1%)
Total loans	$587,875	100.0%	$571,447	100.0%

For the nine months ended September 30, 2013, total loans increased by $16.5 million, or 2.9%, to a new high of $587.9 million from $571.4 million at December 31, 2012. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2014, recognized that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace these LPO’s with a full service branch at an appropriate location within that market. During the second quarter of 2013, we finalized our lease to replace our current New Brunswick LPO with a full service branch in that market, which we anticipate opening in the fourth quarter of 2013. Additionally, as previously announced, the Bank opened three new LPO’s in the Freehold, East Brunswick and Piscataway, New Jersey markets in the second quarter of 2013, all of which are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

Real estate commercial loans increased $21.1 million, or 6.5%, to $345.4 million at September 30, 2013 from $324.3 million at December 31, 2012 as a number of completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Real estate construction loans increased by $2.8 million, or 3.2%, to $90.4 million at September 30, 2013 from $87.6 million at December 31, 2012. This increase is primarily due to higher construction volume along with various types of commercial projects resulting from improving market conditions. Real estate residential loans increased $4.4 million, or 21.1%, to $25.3 million at September 30, 2013 from $20.9 million at December 31, 2012. These increases were partially offset by decreases in commercial and industrial loans, which decreased $8.4 million, or 8.2%, to $93.6 million at September 30, 2013 from $102.0 million at December 31, 2012 and consumer loans, which decreased $3.5 million, or 9.4%, to $33.9 million at September 30, 2013 from $37.4 million at December 31, 2012.

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

At September 30, 2013 and December 31, 2012, the Company had $9.5 million and $7.5 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At September 30, 2013 the Company had no loans past due 90 days or more and still accruing as compared to $2,000 at December 31, 2012.

The following table summarizes our non-performing assets as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	September 30, 2013	December 31, 2012

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$965	$1,137
Real estate-construction	-	-
Real estate-commercial	6,781	4,086
Real estate – residential	-	263
Consumer	1,780	1,986

Total Non-Accrual Loans	9,526	7,472

Loans 90 days or more past due and still accruing	-	2

Total Non-Performing Loans	9,526	7,474

Other Real Estate Owned	1,327	1,752

Total Non-Performing Assets	$10,853	$9,226

Ratios:

Non-Performing loans to total loans	1.62%	1.31%

Non-Performing assets to total assets	1.43%	1.26%

Troubled Debt Restructured Loans	$14,821	$9,551

Total non-performing loans increased by $2.1 million from December 31, 2012. At September 30, 2013, thirteen loans comprise the $9.5 million as compared to eighteen loans for the $7.5 million at December 31, 2012. At September 30, 2013, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2013, non-performing commercial and industrial loans decreased by $172,000 from December 31, 2012, primarily due the payoff of three loans totaling $1.0 million, charge-off of one loan totaling $93,000 and a write-down of $180,000 on one loan partially offset by the addition of two loans totaling $1.1 million.

At September 30, 2013, non-performing real estate commercial loans increased by $2.7 million from December 31, 2012, due primarily to the addition of two commercial real estate loans totaling $3.4 million, which are well secured, partially offset by two loans totaling $621,000, which were paid off in full as well as $102,000 in principal payments made.

At September 30, 2013, non-performing real estate residential loans decreased by $263,000 from December 31, 2012, due to the transfer of one loan into OREO.

At September 30, 2013, non-performing consumer loans decreased by $206,000 from December 31, 2012, primarily due to the write-down of $235,000 on one loan, as well as one loan totaling $113,000, which was placed back onto active status, partially offset by the addition of one loan totaling $145,000 during the second quarter of 2013.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2013, the Bank had $1.3 million in other real estate owned as compared to $1.8 million in other real estate owned at December 31, 2012.

The decrease of $425,000 is primarily due to $381,000 in write-downs on three OREO properties, which have a combined carrying value of $1.4 million partially offset by the addition of one residential mortgage totaling $203,000. The Company recorded these write-downs to reflect the current market values, less selling costs. Additionally, the Company sold one property during the third quarter 2013 for $247,000, in which a gain of $5,300 was recorded. These decreases were partially offset by the addition of one property for $203,000. Our OREO balance at September 30, 2013 consists of three properties, with the largest OREO property totaling $611,000, which is a 23 acre parcel of land located in Middlesex County, New Jersey. The remaining $716,000 is comprised principally of real estate residential and commercial properties.

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

As of September 30, 2013, loans modified in a troubled debt restructuring totaled $14.8 million as compared to $9.6 million at December 31, 2012, an increase of $5.2 million. The $14.8 million includes $10.2 million that are current, no loans that are 30-59 days past due, $1.8 million that are 60-89 days past due and two non-accrual loans totaling $2.8 million. The increase of $5.2 million is primarily due to three relationships. The first relationship, which was a stalled construction loan with multiple maturity date extensions, is a 19 lot subdivision, consisting of four loans totaling $1.8 million, which is currently 60-89 days past due. This project is currently under an installment contract for sale with a national homebuilder, which is expected to be paid in full by year-end 2014. For the second relationship, comprised of four commercial mortgage loans totaling $5.4 million, the amortization schedule was extended and the interest rate was reduced to current market rates. The borrower was affected by the weak economy and the modification has enhanced their global cash flow. The third relationship consists of two consumer loans totaling $283,000. As of September 30, 2013, all four credits continue to be current. These increases were partially offset by six loans totaling $2.2 million, which were paid in full during the second quarter of 2013.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At September 30, 2013, the Company had $40.0 million in loans that were risk rated as special mention or substandard, including $9.5 million in non-accrual loans, which are included in the substandard category. This represents a decrease of approximately $8.1 million from December 31, 2012, which totaled $48.1 million.

At September 30, 2013, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012.

	September 30,
	2013	2012	December 31, 2012
	(in thousands, except percentages)

Balance at beginning of year	$7,984	$7,310	$7,310
Provision charged to expense	710	950	1,380
Loans charged off, net	(358)	(774)	(706)
Balance of allowance at end of period	$8,336	$7,486	$7,984

Ratio of net charge-offs to average loans outstanding (annualized)	0.08%	0.19%	0.13%
Balance of allowance as a percent of loans at period-end	1.42%	1.35%	1.40%
Ratio of allowance at period-end to non-performing loans	87.51%	88.77%	106.82%

At September 30, 2013, the Company’s allowance for loan losses was $8.3 million compared with $8.0 million at December 31, 2012. Loss allowance as a percentage of total loans at September 30, 2013 was 1.42%, compared with 1.40% at December 31, 2012. The Company recorded a $710,000 provision to the allowance for loan losses for the nine month period ended September 30, 2013 as compared to $950,000 for the comparable period in 2012. This reduction of $240,000 was partially attributable to $409,000 in recoveries of previously charged-off loans received during the nine months ended September 30, 2013. There were $358,000 in net charge-offs recorded for the nine months ended September 30, 2013, compared to net charge-offs of $774,000 for the same period in 2012. During the nine months ended September 30, 2013, the Company recorded charge-offs totaling $767,000, which represented three commercial loans totaling $420,000, one consumer loan totaling $235,000, one residential loan write-down totaling $60,000 and one consumer loan write-down totaling $52,000. All loans which the Company charged-off or had a direct write-down had been previously identified and specific reserves were applied. These charge-offs were partially offset by a $280,000 recovery from a previously charged off commercial and industrial loan as well as $129,000 in additional recoveries on seven commercial loans. As previously stated, these recoveries enabled the Company to lower its provision for the nine months ended September 30, 2013. Non-performing loans at September 30, 2013 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $10.5 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $167,000 and $161,000 for the nine months ended September 30, 2013 and 2012, respectively. During the second quarter 2013, the Company recognized a $20,000 benefit due to the forfeiture of SERP benefits to an officer no longer employed with the Bank. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $311,000 and $347,000 for the nine months ended September 30, 2013 and 2012, respectively.

Premises and Equipment

Premises and equipment totaled approximately $3.9 million and $3.2 million at September 30, 2013 and December 31, 2012, respectively. The Company purchased premises and equipment amounting to $278,000 primarily due to the opening of our new corporate headquarters and the new Red Bank branch. During the second quarter 2013, the Company transferred $1.0 million from other assets, which was previously classified as a property held for sale, to land. The Company has decided to construct a new branch in the Cranford market of Union County area and will look to relocate its existing branch into this new facility. Depreciation expenses totaled $572,000 and $490,000 for the nine months ended September 30, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.3 million at September 30, 2013 and $18.4 million at December 31, 2012. The Company’s intangible assets at September 30, 2013 were comprised of $18.1 million of goodwill and $172,000 of core deposit intangibles, net of accumulated amortization of $1.9 million. The Company performed its annual goodwill impairment analysis as of September 30, 2013. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2012, the Company’s intangible assets were comprised of $18.1 million of goodwill and $268,000 of core deposit intangibles, net of accumulated amortization of $1.8 million.

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

At September 30, 2013, total deposits amounted to $625.7 million, reflecting an increase of $18.9 million, or 3.1%, from December 31, 2012. Core checking deposits increased $16.2 million, or 7.8%, while savings accounts, inclusive of money market deposits, increased $20.0 million, or 6.7%. Conversely, higher cost time deposits decreased $17.3 million, or 17.3%, over this same period. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000. Core deposits at September 30, 2013 accounted for 95.0% of total deposits, an increase from 92.7% reported at December 31, 2012. During 2013, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance in our certificates of deposit (“CD’s”) over $100,000 at September 30, 2013 totaled $31.5 million as compared to $44.2 million at December 31, 2012, a decrease of $12.7 million, or 28.7%. At September 30, 2013 the Company had $10.7 million in brokered CD’s as compared to $6.3 million at December 31, 2012, with rates ranging from 1.09% to 2.15% with original terms ranging from 54 to 84 months. The Company found this strategy of placing brokered CD’s provides a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has a $7.0 million credit facility with another correspondent bank. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $46.9 million based on the current loan collateral pledged of $60.4 million at September 30, 2013.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At September 30, 2013 and 2012, the Company had no short-term borrowings outstanding.

Long-term debt consisted of the following FHLB fixed rate advances at September 30, 2013 and at December 31, 2012:

	Amount	Rate	Original Term (years)	Maturity
(dollars in thousands)

Fixed Rate Note	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	2.71%	7	August 2017

	$13,500	3.18%

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $18.6 million at September 30, 2013 from $16.7 million at December 31, 2012, an increase of $1.9 million, or 11.4%.

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

At September 30, 2013, the Company had $46.3 million in cash and cash equivalents as compared to $48.5 million at December 31, 2012. Cash and cash equivalent balances include $32.4 million and $33.2 million of interest bearing deposits at the Federal Reserve Bank of New York at September 30, 2013 and December 31, 2012, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)

Home equity lines of credit	$25,708	$26,415
Commitments to fund commercial real estate and construction loans	87,504	50,032
Commitments to fund commercial and industrial loans	48,273	46,458
Commercial and financial letters of credit	6,236	4,195
	$167,721	$127,100

Capital

Shareholders’ equity increased by approximately $2.7 million, or 2.9%, to $94.7 million at September 30, 2013 compared to $92.0 million at December 31, 2012. Net income for the nine month period ended September 30, 2013 added $3.7 million to shareholders’ equity. Stock option compensation expense of $112,000 and options exercised of $318,000 all contributed to the increase. These increases were partially offset by decreases of $231,000 relating to the dividends on the preferred stock Series C, $323,000 in cash dividends on common stock, $27,000 in common stock repurchased and $937,000 in net unrealized losses on securities available-for-sale. During the nine months ended September 30, 2013, the Company repurchased 3,800 shares of common stock at an average price of $7.05 under the 2013 Share Repurchase Program. Through November 1, 2013, the Company repurchased 71,341 shares of common stock at an average weighted price of $7.33 under the 2013 Share Repurchase Program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at September 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2013, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at September 30, 2013 and December 31, 2012, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Two River Bancorp	10.59%	10.36%	12.18%	12.03%	13.44%	13.28%
Two River Community Bank	10.54%	10.35%	12.13%	12.02%	13.38%	13.27%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

July 1, 2013 through July 31, 2013	-	-	-	2,192,945
August 1, 2013 through August 31, 2013	1,900	7.21	1,900	2,179,246
September 1, 2013 through September 30, 2013	800	7.50	800	2,173,246

Total	2,700	7.30	2,700

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

Item 6.     Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51889) filed on September 28, 2013)

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-51889) filed on September 28, 2013)

10.1	*	Amended and Restated Employee Stock Purchase Plan of the Company

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the principal executive officer of the Company and the principal financial officer of the Company

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO RIVER BANCORP

Date: November 14, 2013	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)