Form 10-K
period 2013-12-31
TWO RIVER BANCORP
filed 2014-03-31
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

i

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $45,963,421.

As of March 14, 2014, 7,935,459 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2013.

ii

FORM 10-K

iii

PART I

Forward-Looking Statements

From time to time, Two River Bancorp (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission (the “SEC”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When used in this and in future filings by us with the SEC), in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to, those listed in this report under the heading “Risk Factors”; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; developments in the financial services industry and U.S. and global credit markets; downward changes in the direction of the economy nationally or in New Jersey; changes in interest rates; competition; loss of management and key personnel; government regulation; environmental liability; failure to implement new technologies in our operations; changes in our liquidity; changes in our funding sources; failure of our controls and procedures; disruptions of our operational systems and relationships with vendors; and our success in managing risks involved in the foregoing. Although management has taken certain steps to mitigate any negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Such risks and other aspects of our business and operations are described in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1.  Business.

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements set forth in this report.

Two River Bancorp

Two River Bancorp, which we refer to herein as the “Company,” “we,” “us” and “our,” is a business corporation incorporated under the laws of the State of New Jersey in August 2005. The principal place of business of Two River Bancorp is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey 07724 and its telephone number is (732) 389-8722. Effective June 28, 2013, the Company changed its name from Community Partners Bancorp to Two River Bancorp.

Effective December 31, 2008, Two River Bancorp consolidated its two wholly owned bank subsidiaries, The Town Bank (“Town Bank”), based in Westfield, New Jersey, and Two River Community Bank (“Two River” or the “Bank”), based in Middletown, New Jersey. The two banks had been under common ownership since Two River Bancorp was organized to acquire them, in a transaction that took place in April 2006. The consolidation of Town Bank into Two River streamlined operations and created administrative efficiencies and reductions in overhead costs. As a result, the Company has only one New Jersey state-chartered commercial bank subsidiary, Two River.  The entire branch network comprises 14 branches in Monmouth and Union counties and five loan production offices (“LPO’s”) throughout Monmouth, Middlesex and Union counties, New Jersey.

In early October 2012, the Company relocated and consolidated its executive offices and all bank-related departments into a new corporate headquarters located in Tinton Falls, New Jersey.

Other than its investment in the Bank, Two River Bancorp currently conducts no other significant business activities. Two River Bancorp may determine to operate its own business or acquire other commercial banks, thrift institutions or bank holding companies, or engage in or acquire such other activities or businesses as may be permitted by applicable law, although it has no present plans or intentions to do so. When we refer to the business conducted by Two River Bancorp in this document, including any lending or other banking activities, we are referring to the business that Two River Bancorp conducts through the Bank.

As of December 31, 2013, the Company had consolidated assets of $769.7 million, total deposits of $633.4 million and shareholders’ equity of $95.4 million.

Employees

As of December 31, 2013, the Company and its subsidiaries had 138 full-time equivalent employees, of whom 133 were full-time and 5 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex and Union counties, New Jersey. The Bank also offers its customers numerous banking products such as safe deposit boxes, night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Bank currently operates 14 banking offices in Monmouth and Union counties, New Jersey and a corporate headquarters building. The Bank’s corporate headquarters is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey, while its principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Allaire, Atlantic Highlands, Manasquan, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), West Long Branch, Westfield (2), Cranford and Fanwood, New Jersey. The Bank also operates five regional LPO’s in Monmouth, Middlesex and Union counties, New Jersey, for the purpose of expanding our presence in these communities.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit (“CD”). The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on CD products. Other products and services include remote deposit capture, safe deposit boxes, ACH services, debit and ATM cards, traveler’s checks, money orders, direct deposit and coin counting. We also offer customers the convenience of a full complement of electronic banking services accessible either through the web, mobile device or telephone. These services allow customers to perform various transactions, such as check account balances, receive email alerts, transfer funds, initiate stop payment requests, re-order checks and pay bills. The Bank continues to invest in technology solutions for its customers and plans to expand and enhance its electronic services.

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

A troubled debt restructuring (“TDR”) is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDR’s are included in non-performing loans.

We utilize a risk system, as described below under the section titled “Allowance for Loan Losses,” as an analytical tool to assess risk and set appropriate reserves. In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and paying capacity of the obligor or the collateral pledged, if any. Loans with this classification have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected. A loan is classified “doubtful” when it has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and such little value that the loan’s continuance as an asset on the balance sheet is not warranted.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized. Risks from the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan reviewers, the directors’ loan committee, the Board of Directors and our regulators.

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

We have established a written investment policy which is reviewed annually by the ALCO committee and our Board of Directors that applies to Two River Bancorp and the Bank. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for our investment portfolio.

The ALCO committee is responsible for monitoring the investment portfolio and ensuring that investments comply with the investment policy. The ALCO committee may from time to time consult with investment advisors. The Bank’s president and its chief financial officer working with the financial advisor may purchase or sell securities in accordance with the guidelines of the ALCO committee. The Board of Directors review the composition and performance of the investment portfolio, including all transactions, on a monthly basis.

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

The Bank’s deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. All deposits are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. The Bank participates in CDARS, a service that enables us to provide our customers with additional FDIC insurance on CD products. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in our market area.

Business Growth Strategy

Our current plan for growth includes expanding our deposit product line, enhancing our electronic delivery channels and looking for opportunities to expand and optimize our branch network. We are focusing on establishing a market presence in the communities between Union and Monmouth counties by adding strategically located new offices and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations. An example is the planned opening of a branch in New Brunswick in early 2014, which was made possible by the business generated by our New Brunswick regional loan production office. During 2013, the Bank opened three regional lending offices in Freehold, Piscataway, and East Brunswick, New Jersey, for the purpose of expanding our presence in these communities. We believe that this strategy continues to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economics of scale and other efficiencies. Our efforts include looking for potential new retail banking offices in markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing exemplary customer service, our core deposits will naturally increase.

In March 2013, the Company filed the requisite applications to close its existing smaller branch in Red Bank as well as its Cliffwood branch. The closures were finalized in June 2013. Management believes that the closure of both offices is in line with the strategic plans of optimizing the profitability of the branch network. There has been minimal loss of customer relationships due to these closures and we anticipate an annual pre-tax savings of approximately $290,000.

Supervision and Regulation

Overview

Two River Bancorp operates within a system of banking laws and regulations intended to protect bank customers and depositors, and these laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of the Company.

Two River Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956 (“BHCA”), as amended by the Financial Modernization Act of 1999, known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, permits bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the BHCA for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Two River Bancorp does not presently intend to seek a “financial holding company” designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. We believe that seeking such a designation for Two River Bancorp would not position it to compete more effectively in the offering of products and services currently offered by the Bank. Two River Bancorp is also subject to other federal laws and regulations as well as the corporate laws and regulations of New Jersey, the state of its incorporation.

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

The Bank is a commercial bank chartered under the laws of the State of New Jersey and is subject to the New Jersey Banking Act of 1948 (the “Banking Act”). As such, it is subject to regulation, supervision and examination by the New Jersey Department of Banking and Insurance and by the FDIC. Each of these agencies regulates aspects of activities conducted by the Bank and Two River Bancorp, as discussed below. The Bank is not a member of the Federal Reserve Bank of New York.

The following descriptions summarize some of the more recent changes to the key laws and regulations to which the Bank is subject, and to which Two River Bancorp is subject as a registered bank holding company. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of Two River Bancorp and the Bank.

Small Business Lending Fund

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”), created as part of the Small Business Jobs Act. The SBLF provided Tier 1 capital to community banks with assets of $10 billion or less, and terms of this capital contain incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 capital.

Dividend rates on the SBLF Preferred Shares were determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares”), previously issued to the Treasury under the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”). The TARP Preferred Shares, issued under TARP CPP, qualified as Tier 1 capital.

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

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least $54.4 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares (the “Tier 1 Dividend Threshold”).

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the quarters ended March 31, June 30, September 30 and December 31, 2013, the dividend rate on the SBLF Preferred Shares was 3.511%, 2.000%, and 1.000% for both September and December quarters, respectively, and will remain fixed at 1.000% for two years, when it will increase to 9.000%.

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

Dividend Restrictions

The primary source of cash to pay dividends to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the New Jersey State Department of Banking and Insurance and of the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least $54.4 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares.

In 2013, Two River Bancorp paid $484,000 in cash dividends to common shareholders and $261,000 in dividends on the SBLF Preferred Shares.

Transactions with Affiliates

Banking laws and regulations impose certain restrictions on the ability of bank holding companies to borrow from and engage in other transactions with their subsidiary banks. Generally, these restrictions require that any extensions of credit must be secured (at levels of 100% and more) by designated amounts of specified collateral and be limited to (i) 10% of the bank’s capital stock and surplus per non-bank affiliated borrower, and (ii) 20% of the bank’s capital stock and surplus aggregated as to all non-bank affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2013, Two River Bancorp’s’ leverage ratio was 10.40%.

The Company’s and the Bank’s capital ratios at December 31, 2013 and 2012 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource.” Both the Company and the Bank were “well-capitalized” at December 31, 2013.

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

Prompt Corrective Action

The Federal Deposit Insurance Act (FDIA) requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Two River Bancorp’s financial condition. Under the FDIA’s Prompt Corrective Action Regulations, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

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

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for the institution and adversely affect its reputation. Two River Bancorp and the Bank adopted policies, procedures and controls designed to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by Treasury regulations.

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

Consumer Privacy

The Gramm-Leach-Bliley Act modified laws relating to financial privacy. Its financial privacy provisions generally prohibit financial institutions, including Two River Bancorp and the Bank, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so. It has never been the policy of Two River Bancorp or the Bank, to release such information except as may be required by law.

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank’s capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable collateral. However, no loan to one borrower may exceed 25% of a bank’s statutory capital, notwithstanding collateral pledged to secure it.

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2013, the Bank’s lending limit to one borrower was $12.8 million.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which became law on July 30, 2002, created new legal requirements affecting corporate governance, accounting and corporate reporting for companies with publicly traded securities.

The Sarbanes-Oxley Act provides for, among other things:

●	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

●	independence requirements for audit committee members;

●	disclosure of whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

●	independence requirements for outside auditors;

●	certification of financial statements and reports on Forms 10-K and 10-Q by the chief executive officer and the chief financial officer;

●

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

●	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code; and

●	various increased criminal penalties for violations of securities laws.

Additionally, Section 404 of the Sarbanes-Oxley Act requires that a public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include in its annual report (i) a management’s report on internal control over financial reporting assessing the company’s internal controls, and (ii) for larger publicly traded companies, an auditor’s attestation report, completed by the independent registered public accounting firm that prepares or issues an accountant’s report that is included in the company’s annual report, attesting to the effectiveness of management’s internal controls over financial reporting. Because we are neither a “large accelerated filer” nor an “accelerated filer,” compliance with the auditor’s attestation report requirement is not required.

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

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution and regulatory authority, mandating higher capital and liquidity requirements, and requiring banks to pay increased fees to regulatory agencies.

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

●

The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

●

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

●	The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

●

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

●

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws.

●

The “Durbin Amendment” provisions of the Dodd-Frank Act provided that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.

●

The Dodd-Frank Act created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”), to oversee and coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns.

●

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

●

The Dodd-Frank Act includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, as state bank chartered in that state would be permitted to establish a branch.

●

The Dodd-Frank Act requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over-the-counter derivative markets and participants.

●

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly referred to as the “Volcker Rule.” We do not currently anticipate that the Volcker Rule will have a material effect on our operations, although adjustments to the rule will undoubtedly be made.

●

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

Executive Compensation

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

Corporate Governance

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

FDIC Matters and Resolution Planning

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

Overall Impact of New Legislation and Regulations

Various legislative initiatives are from time to time introduced in Congress and in the New Jersey State Legislature. It cannot be predicted whether or to what extent the business and condition of Two River Bancorp or the Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, we fully suspect that there will be significant legislation and regulatory actions that will materially affect the banking industry generally and our bank specifically for the foreseeable future.

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

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, and to legislation that could result in significant additional costs and capital requirements, which could adversely affect our financial condition and results of operations.

Approximately 90.5% of our loan portfolio as of December 31, 2013 was comprised of loans collateralized by real estate, with 98.3% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2013, we had $83.1 million, or 13.8%, of our total loans in real estate construction loans. Of this amount, $1.6 million were land loans and $43.2 million were made to finance residential construction with an identified purchaser. Substantially all of these loans are located in Monmouth and Union counties, New Jersey. Further, $38.3 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the value of the project being subject to successful completion;
●	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
●	concentrations of such loans with a single contractor and its affiliates.

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. As of December 31, 2013, commercial real estate loans and commercial and industrial loans totaled $462.6 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

Due to the negative developments in the financial services industry over the last six years, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Further negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in New Jersey in which it operates and where its loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Monmouth, Union and Middlesex counties, New Jersey. The local economic conditions in these areas have a significant impact on the Company’s commercial and industrial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

We currently pay dividends on our common stock and dividends on our SBLF Preferred Shares. Our ability to pay dividends is subject to restrictions.

We currently pay dividends to our holders of common stock. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. If we fail to pay dividends on our SBLF Preferred Shares, we will be prohibited from paying dividends on our common stock.

Our principal source of funds to pay dividends on our common stock are cash dividends that we receive from the Bank. The payment of dividends by the Bank to us is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least $54.4 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares.

The 1.00% dividend rate on our SBLF Preferred Shares will remain fixed at this level for the next two years, when it will increase to 9.00%.

The per annum dividend rate on the SBLF Preferred Shares is fixed at 1.00% for the next two years, when it will increase to 9.00%. Depending on our financial condition at the time, this increase in the dividend rate could have a material negative effect on our liquidity and results of operations.

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

The dividends declared on the SBLF Preferred Shares reduce income available to common shareholders and our earnings per common share. The SBLF Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. See “Item 1. Business – Supervision and Regulation.”

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, required the adoption of rules by various agencies, many of which are very complex, and many of which will be further amended as experience dictates. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until actual experience by the industry with the rules is accomplished. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain and could adversely affect us.

Effective January 1, 2015, we will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, when the buffer amount must be greater than 2.5% in order to avoid the limitations.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weighting of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Company and the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.

We have conducted a pro forma analysis of these new requirements as of December 31, 2013, and we have determined that if these requirements were in effect on that date, the Company and the Bank would be considered well-capitalized and the each would have a capital conservation buffer greater than 2.5%.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

We depend upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, we may rely on information provided to us by our customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent that we extend credit in reliance on financial statements or other information provided by customers that is false or misleading.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse effect on our financial condition and results of operations.

We face the risk of cyber-attack to our computer systems.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

Office Location	Address	Description	Opened
Corporate Headquarters	766 Shrewsbury Avenue Tinton Falls, NJ	17,626 sq. ft. building (leased)	10/12

The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand- alone building (leased)	02/00

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg. 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	817 sq. ft. store front (leased)	03/02

Cranford Office:	104 Walnut Avenue Cranford, NJ	900 sq. ft. storefront (leased)	11/07

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Manasquan:	240 Route 71 Manasquan, NJ	3,761 sq. ft. stand-alone building (leased)	06/08

Navesink:	East Pointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft. in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	140 Broad Street Red Bank, NJ	2,459 sq. ft. store front (leased)	11/12

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	2,500 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,630 sq. ft. stand-alone building (leased)	10/98

Westfield:	44 Elm Street Westfield, NJ	2,775 sq. ft. downtown building (owned)	04/01

The Company owns property located at 245-249 North Avenue in Cranford, New Jersey. The Company is in the process of constructing a full service branch at this location with an estimated completion date by the fourth quarter of 2014.

The Company also leases properties in East Brunswick, Freehold, Piscataway and Summit, New Jersey for loan production offices, with lease expiration dates ranging from April 2014 to September 2014.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2013, we were not involved in any material legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “TRCB.” The following are the high and low sales prices per share.

	2013		2012
	High	Low	High	Low
First Quarter	$6.89	$5.50	$6.10	$4.55
Second Quarter	6.69	6.27	6.20	5.50
Third Quarter	7.63	6.31	5.98	5.45
Fourth Quarter	7.74	7.15	6.05	5.27

As of March 14, 2014, there were approximately 531 record holders of the Company’s common stock.

For the year ended December 31, 2013, the Company paid a cash dividend of $0.06 per share.

On January 24, 2013, the Company announced that the Board of Directors approved and authorized a share repurchase program (the “Repurchase Program”). Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

October 1, 2013 through October 31, 2013	67,241	7.35	67,241	1,679,025
November 1, 2013 through November 30, 2013	1,600	7.23	1,600	1,667,457
December 1, 2013 through December 31, 2013	4,071	7.28	4,071	1,637,820

Total	72,912	7.34	72,912

On January 24, 2014, the Company announced that its Board of Directors approved an extension of the Repurchase Program from January 24, 2014 to December 31, 2014. In extending the Repurchase Program, the Board of Directors has authorized the Company to spend up to an additional $2.0 million on the repurchase of stock.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Two River Bancorp as of December 31, 2013 and 2012 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2013 and 2012, including the related notes thereto.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2013 and 2012 for goodwill and intangibles was completed and the Company did not require any impairment charge during the years ended December 31, 2013 and 2012.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

 Other Real Estate Owned (“OREO”). Other Real Estate Owned (“OREO”) and Repossessed Assets include real estate and assets pledged as collateral acquired through foreclosure or by deed in lieu of foreclosure. OREO and repossessed assets are carried at the lower of cost or fair value of the property and underlying collateral, adjusted by management for factors such as economic conditions and other market factors, less estimated costs to sell. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO and repossessed assets are periodically reviewed to ensure that the fair value of the property and underlying collateral support the carrying value.

Deferred Tax Assets and Liabilities. We recognize deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence, primarily management’s forecast of its ability to generate future earnings, that future realization is more likely than not. If management determines that we may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Executive Summary

The Company reported record income available to common shareholders of $4.9 million for the year ended December 31, 2013, compared to $4.4 million in 2012, an increase of $531,000, or 12.2%. Basic and diluted earnings per common share after preferred stock dividends were $0.61 and $0.60, respectively, for the year ended December 31, 2013 compared to basic and diluted earnings of $0.55 and $0.54, respectively, per common share for the same period in 2012. Our results for 2013 were positively affected by increased net interest income primarily due to the strong loan and core deposit growth, a decrease in the provision for loan losses and, to a lesser degree, higher non-interest income. Additionally, the dividends paid on our SBLF preferred stock during 2013 were lower due to the loan growth we achieved under the program. These improvements were partially offset by an increase in non-interest expense primarily due to higher occupancy costs related to our corporate headquarters in 2013 and professional fees.

Total assets increased by $35.8 million, or 4.9%, to $769.7 million at December 31, 2013 from $733.9 million at December 31, 2012. The increase in total assets was primarily the result of the strong loan growth funded mainly by core deposit growth during the year.

Total loans amounted to $602.8 million at December 31, 2013, which was an increase of $31.4 million, or 5.5%, compared to the December 31, 2012 amount of $571.4 million. During 2013, $2.2 million of net loans were transferred to OREO and repossessed assets. The Company continues to provide commercial and consumer lending to our market customers in addition to maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $7.9 million, or 1.31% of total loans, at December 31, 2013, compared to $8.0 million or 1.40% of total loans, at December 31, 2012.

Deposits increased to $633.4 million at December 31, 2013 from $606.8 million at December 31, 2012, an increase of $26.6 million, or 4.4%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting from increased business and consumer activity.

Shareholders’ equity amounted to $95.4 million at December 31, 2013 from $92.0 million at December 31, 2012, an increase of $3.4 million, or 3.7%. At year-end 2013, tangible book (Non-GAAP Financial Measures) value per common share increased to $8.11 compared to $7.71 at December 31, 2012.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2013	2012	2011

Return on average assets	0.69%	0.69%	0.65%
Return on average tangible assets (1)	0.71%	0.71%	0.67%
Return on average equity	5.49%	5.36%	5.16%
Return on average tangible equity (1)	6.82%	6.75%	6.64%
Net interest margin	3.84%	4.08%	4.21%
Average equity to average assets	12.60%	12.84%	12.54%
Average tangible equity to average tangible assets (1)	10.40%	10.47%	10.02%

(1)	The following table provided the reconciliation of Non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	2013	2012	2011

Total shareholders’ equity	$95,427	$91,965	$87,134
Less: preferred stock	(12,000)	(12,000)	(12,000)

Common shareholders’ equity	$83,427	$79,965	$75,134

Common shares outstanding	8,036	7,984	7,942

Book value per common share	$10.38	$10.02	$9.46

Book value per common share	$10.38	$10.02	$9.46
Effect of intangible assets	(2.27)	(2.31)	(2.33)
Tangible book value per common share	$8.11	$7.71	$7.13

Return on average assets	0.69%	0.69%	0.65%
Effect of intangible assets	0.02%	0.02%	0.02%
Return on average tangible assets	0.71%	0.71%	0.67%

Return on average equity	5.49%	5.36%	5.16%
Effect of average intangible assets	1.33%	1.39%	1.48%
Return on average tangible equity	6.82%	6.75%	6.64%

Average equity to average assets	12.60%	12.84%	12.54%
Effect of intangible assets	(2.20%)	(2.37%)	(2.52%)
Average tangible equity to average tangible assets	10.40%	10.47%	10.02%

This Report contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “book value,” “tangible book value per common share,” “return on average tangible assets,” “return on average tangible equity” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

While the overall economy remains somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2014, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. In addition, should another general decline in economic conditions in New Jersey occur, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Income

The Company reported record income available to common shareholders of $4.9 million for the year ended December 31, 2013, compared to $4.4 million in 2012, an increase of $531,000, or 12.2%. Basic and diluted earnings per common share after preferred stock dividends were $0.61 and $0.60, respectively, for the year ended December 31, 2013 compared to basic and diluted earnings of $0.55 and $0.54, respectively, per common share for the same period in 2012. The primary reasons for the increase in net income was due to an increase in our net interest income resulting primarily from loan growth and core deposit growth coupled with a decrease in certificates of deposit, a decrease in the provision for loan losses and, to a lesser degree, higher non-interest income. Additionally, the dividends paid on our SBLF preferred stock during 2013 were lower due to the loan growth we achieved under the program. These increases were partially offset by an increase in non-interest expense primarily due to higher occupancy costs related to our new corporate headquarters in 2013 and professional fees.

Net Interest Income

For the year ended December 31, 2013, net interest income amounted to $26.5 million, as compared to $26.2 million for the year ended December 31, 2012. This increase of $299,000, or 1.1%, was primarily the result of a higher level of average interest earning assets, lower deposit rates and a higher level of average core checking deposits coupled with a decrease in certificates of deposit. These positives were partially offset by the continued compression on our asset yields resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates. As general economic conditions continued to remain weak, the Federal Reserve kept short term interest rates at 0.25% throughout 2013. Our average earning assets increased by $46.5 million, or 7.2%, to $689.9 million for the year ended December 31, 2013 from $643.4 million for the year ended December 31, 2012, while our net interest spread decreased by 21 basis points to 3.67% for the year ended December 31, 2013 as compared to 3.88% for the same period in 2012. The net interest margin decreased by 24 basis points to 3.84% for year ended December 31, 2013 as compared to 4.08% for the same period in 2012, primarily as a result of the prolonged low interest rate environment, which has continued to exert pressure on asset yields, while our funding costs have neared their implied floors.

For the year ended December 31, 2013, total interest income decreased to $30.3 million from $30.8 million for the year ended December 31, 2012. This decrease of $520,000, or 1.7%, was primarily due to interest rate-related decreases in interest income of $2.6 million, partially offset by volume-related increases in interest income of $2.1 million for the year ended December 31, 2013 as compared to the prior year. The average yield on our interest earning assets decreased by 40 basis points to 4.39% for the year ended December 31, 2013 from 4.79% for the prior year.

Interest and fees on loans decreased by $417,000, or 1.4%, to $28.8 million for the year ended December 31, 2013 compared to $29.2 million for the same period in 2012. Of the $417,000 decrease in interest and fees on loans, $2.3 million was attributable to rate-related decreases partially offset by $1.9 million of volume-related increases. During 2013, there was $228,000 of interest and late fee reversals on loans transferred to non-accrual status, as compared to $167,000 in 2012. The average balance of the loan portfolio for the year ended December 31, 2013 increased by $36.2 million, or 6.6%, to $582.2 million from $546.0 million for the same period in 2012. The average annualized yield on the loan portfolio decreased to 4.94% for the year ended December 31, 2013, from 5.35% for the same period in 2012. The average balance of non-accrual loans was $8.4 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, which impacted the Company’s loan yield for both periods presented. The average balance in OREO and repossessed assets amounted to $1.7 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively.

Interest income on Federal funds sold and interest bearing deposits was $75,000 for the year ended December 31, 2013, representing a decrease of $6,000, or 7.4%, from $81,000 for the same period in 2012. For the year ended December 31, 2013 and 2012, Federal funds sold had no average balance. For the year ended December 31, 2013, interest bearing deposits had an average balance of $30.2 million and an average annualized yield of 0.25% as compared to $31.7 million and an average annualized yield of 0.26% in 2012.

Interest income on investment securities totaled $1.5 million for the year ended December 31, 2013, compared to $1.6 million for year ended December 31, 2012. The $97,000 decrease in interest income on investment securities was primarily attributable to a decrease in rate related activity offset in part by an increase in volume related activity. New purchases made in 2013 were made at lower rates resulting from the lower rate environment. For the year ended December 31, 2013, investment securities had an average balance of $77.5 million with an average annualized yield of 1.89%, compared to an average balance of $65.6 million with an average yield of 2.38%, for the year ended December 31, 2012.

Total interest expense amounted to $3.8 million for the year ended December 31, 2013, compared to $4.6 million for the corresponding period in 2012, a decrease of $819,000, or 17.7%. Of this decrease in interest expense, $722,000 was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs coupled with a $97,000 decrease for volume-related decreases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $525.7 million for the year ended December 31, 2013, from $507.9 million for the same period last year, an increase of $17.8 million, or 3.5%. The average balance in NOW deposits during 2013 increased $25.2 million from $69.1 million with an average annualized yield of 0.43% for the year ended December 31, 2012, to $94.3 million with an average annualized yield of 0.47% for the same period in 2013. Additionally, the average balance on savings deposit accounts increased from $217.9 million with an average annualized yield of 0.74% for the year ended December 31, 2012, to $236.1 million with an average annualized yield of 0.54% for the year ended December 31, 2013. During 2013, average demand deposits reached $121.3 million, an increase of $24.3 million, or 25.1%, over the same period last year. These average balance increases were partially offset by decreases in certificates of deposit by $19.1 million, or 18.0%, to $86.9 million with an average annualized yield of 1.61% for the year ended December 31, 2013, from $106.0 million with an average annualized yield of 1.75% for the same period in 2012. Average money market deposits decreased by $7.7 million, or 9.3%, to $75.4 million with an average annualized yield of 0.21% for the year ended December 31, 2013, from $83.1 million with an average annualized yield of 0.38% for the same period in 2012. For the year ended December 31, 2013, the average yield on our interest-bearing liabilities was 0.72%, compared to 0.91% for the year ended December 31, 2012.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2013 increased to $18.8 million, with an average interest rate of 0.42%, compared to $18.3 million, with an average interest rate of 0.59%, for the same prior year period.

The Company also utilizes FHLB term borrowings as an additional funding source. Average FHLB term borrowings amounted to $14.2 million and $13.5 million for the years ended December 31, 2013 and 2012, respectively, with an average yield of 3.13% and 3.21%, respectively, for both periods.

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

	Years ended December 31,
	2013			2012			2011
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest bearing deposits in banks	$30,152	$75	0.25%	$31,748	$81	0.26%	$37,801	$96	0.25%
Federal funds sold	-	-	-	-	-	-	3,145	7	0.22%
Investment securities	77,493	1,468	1.89%	65,624	1,565	2.38%	52,932	1,534	2.90%
Loans, net of unearned fees (1) (2)	582,220	28,773	4.94%	545,986	29,190	5.35%	519,364	29,434	5.67%

Total Interest-Earning Assets	689,865	30,316	4.39%	643,358	30,836	4.79%	613,242	31,071	5.07%

Non-Interest-Earning Assets:
Allowance for loan loss	(8,228)			(7,351)			(6,682)
Other assets	64,019			63,303			59,723

Total Assets	$745,656			$699,310			$666,283

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$94,277	439	0.47%	$69,063	296	0.43%	$57,378	257	0.45%
Savings deposits	236,104	1,284	0.54%	217,879	1,605	0.74%	199,641	1,720	0.86%
Money market deposits	75,394	157	0.21%	83,140	320	0.38%	88,095	508	0.58%
Time deposits	86,931	1,396	1.61%	106,012	1,856	1.75%	116,331	2,202	1.89%
Securities sold under agreements to repurchase	18,766	79	0.42%	18,266	107	0.59%	16,593	118	0.71%
Long-term debt	14,180	444	3.13%	13,500	434	3.21%	13,500	433	3.21%

Total Interest-Bearing Liabilities	525,652	3,799	0.72%	507,860	4,618	0.91%	491,538	5,238	1.07%

Non-Interest-Bearing Liabilities:
Demand deposits	121,277			96,967			86,687
Other liabilities	4,775			4,726			4,525

Total Non-Interest-Bearing Liabilities	126,052			101,693			91,212

Shareholders’ Equity	93,952			89,757			83,533

Total Liabilities and Shareholders’ Equity	$745,656			$699,310			$666,283

NET INTEREST INCOME		$26,517			$26,218			$25,833

NET INTEREST SPREAD (3)			3.67%			3.88%			4.00%

NET INTEREST MARGIN (4)			3.84%			4.08%			4.21%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(4)	$(2)	$(6)	$(15)	$-	$(15)
Federal funds sold	-	-	-	(7)	-	(7)
Investment securities	212	(309)	(97)	276	(245)	31
Loans, net of unearned fees	1,937	(2,354)	(417)	1,512	(1,756)	(244)

Total Interest Income	2,145	(2,665)	(520)	1,766	(2,001)	(235)

Interest Paid On:
NOW deposits	108	35	143	52	(13)	39
Savings deposits	134	(455)	(321)	158	(273)	(115)
Money market deposits	(30)	(133)	(163)	(29)	(159)	(188)
Time deposits	(334)	(126)	(460)	(196)	(150)	(346)
Securities sold under agreements to repurchase	3	(31)	(28)	12	(23)	(11)
Long-term debt	22	(12)	10	1	-	1

Total Interest Expense	(97)	(722)	(819)	(2)	(618)	(620)

Net Interest Income	$2,242	$(1,943)	$299	$1,768	$(1,383)	$$385

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2013 was $910,000, as compared to $1.4 million for the year ended December 31, 2012. The decrease in our provision was primarily due to $453,000 in recoveries recorded during the year ended December 31, 2013, from previously charged-off credits, which allowed the Company to reduce its loan loss provision, partially offset by loan growth. The $910,000 provision for 2013 was driven by a number of factors, including, our assessment of the current state of the economy and allowances related to impaired loans and loan activity. The provision for the comparable 2012 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.9 million, or 1.31% of total loans at December 31, 2013, compared to $8.0 million or 1.40% of total loans, at December 31, 2012. The decrease of $112,000 in the allowance for loan losses is primarily due to loan charge-offs and partial write-downs of $1.5 million, which were previously reserved for, partially offset by the additional provision of $910,000 recorded during 2013 and $453,000 in loan recoveries.

In management’s opinion, the allowance for loan losses, totaling $7.9 million at December 31, 2013, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to our allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $2.7 million for the year ended December 31, 2013, compared to $2.6 million for the year ended December 31, 2012. This increase of $76,000, or 2.9%, was primarily due to an increase of $210,000 primarily related to higher loan prepayment and exit fees, an increase of $100,000 in net gains from the sale of securities, an increase of $48,000 in service fees on deposit accounts and $27,000 in title agency fees generated by TRCB Title Agency, LLC, a joint venture title agency established during 2013. Additionally, there was no credit loss recorded on the pooled trust preferred security sold in December 2013, as compared to an $80,000 loss in 2012. These increases were partially offset by a $271,000 decrease in residential mortgage fees resulting from lower origination volume, a $78,000 decrease in gains from the sales of SBA loans due to lower sales volume and a $26,000 decrease in bank owned life insurance income.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2013 and 2012.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Salaries and employee benefits	$10,980	$10,915	$65	0.6%
Occupancy and equipment	3,497	3,200	297	9.3%
Professional fees	892	754	138	18.3%
Advertising and marketing	302	270	32	11.9%
Data processing	495	748	(253)	(33.8%)
Insurance	330	345	(15)	(4.3%)
FDIC insurance and assessments	545	553	(8)	(1.4%)
Outside service fees	474	508	(34)	(6.7%)
Amortization of identifiable intangibles	125	163	(38)	(23.3%)
OREO and repossessed asset expenses, impairment and sales, net	665	699	(34)	(4.9%)
Loan workout expenses	337	240	97	40.4%
Other operating	1,538	1,452	86	5.9%

Total Non-Interest Expenses	$20,180	$19,847	$333	1.7%

Non-interest expenses for year ended December 31, 2013 increased $333,000, or 1.7%, compared to the year ended December 31, 2012. Salaries and employee benefits increased $65,000, or 0.6% primarily due to annual merit increases as well as the hiring of additional key personnel as the Company continues to expand its lending division, partially offset by the timing of personnel departures. Occupancy and equipment expense increased $297,000, or 9.3%, primarily due to expenses relating to our new corporate headquarters. Professional fee expenses increased $138,000, or 18.3%, primarily due to recruitment fees. Loan workout expenses increased $97,000, or 40.4%, primarily due to increased appraisal and legal billings relating to impaired loans. These increases were partially offset by a decrease of $253,000, or 33.8%, in data processing fees due primarily to a renegotiated service provider contract, a decrease of $34,000, or 6.7%, in outside service fees and a $34,000, or 4.9%, decrease in OREO and repossessed asset expenses primarily due to a decrease in the net losses on OREO sales. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $125,000 during 2013 as compared to $163,000 in 2012. Other operating expense increased $86,000, or 5.9%, primarily due to higher business development expense.

Income Tax Expense

 For the year ended December 31, 2013, the Company recorded $3.0 million in income tax expense, compared to $2.8 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 and 2012 was 36.6% and 36.8%, respectively.

Financial Condition

December 31, 2013 Compared to December 31, 2012

Assets

At December 31, 2013, total assets were $769.7 million, an increase of $35.8 million, or 4.9% compared to total assets of $733.9 million at December 31, 2012. At December 31, 2013, total loans were $602.8 million, an increase of $31.4 million, or 5.5%, from the $571.4 million reported at December 31, 2012. Investment securities, including restricted stock, were $77.0 million at December 31, 2013 as compared to $75.4 million at December 31, 2012, an increase of $1.6 million, or 2.1%. At December 31, 2013, cash and cash equivalents totaled $47.8 million compared to $48.5 million at December 31, 2012, a decrease of $681,000, or 1.4%, as our liquidity position continues to remain strong at December 31, 2013. Goodwill totaled $18.1 million at both December 31, 2013 and 2012.

Liabilities

Total deposits increased $26.6 million, or 4.4%, to $633.4 million at December 31, 2013, from $606.8 million at December 31, 2012. Deposits are the Company’s primary source of funds. The deposit increase during 2013 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates continued loan demand increases during 2014 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including brokered CD’s, at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted investments, totaled $77.0 million at December 31, 2013 compared to $75.4 million at December 31, 2012, an increase of $1.6 million, or 2.1%. Investment securities purchases amounted to $32.6 million, while repayments, calls and maturities amounted to $17.4 million. In 2013, there were sales of securities available-for-sale totaling $11.8 million resulting in a gain on sale of $218,000 as compared to sales of securities available-for-sale totaling $2.9 million resulting in a gain on sale of $118,000 during 2012.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2013, the Company maintained $14.5 million of GSE residential mortgage-backed securities in the investment portfolio and $19.4 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. These securities have an amortized cost value of $2.8 million and a fair value of $2.3 million at December 31, 2013. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

During 2013, the Company had one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security had been remitting reduced amounts of interest as some individual participants of the pool had deferred interest payments. The pooled instrument consisted of securities issued by financial institutions and insurance companies in which we held the mezzanine tranche of such security. Due to the volatility in the financial performance of the underlying institutions comprising the pooled trust along with the recent heightened press exposure relating to the Volcker Rule, management made the determination to sell this security during the fourth quarter 2013. The original face of this security was $500,000 yet, over the years, the Company had taken $308,500 in other-than-temporary impairment charges, leaving a current book value of $191,500. There were no other-than-temporary impairment charges to earnings during 2013, as compared to $80,000 in 2012. This security was sold for $220,000 and as such, resulted in a gain of $28,500 in 2013.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2013, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these investments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2013, 2012 and 2011 (in thousands).

	December 31,
	2013	2012	2011
Investment securities available for sale at fair value:
U.S. Government agency securities	$3,451	$-	$2,258
Municipal securities	1,362	1,310	1,307
U.S. Government-sponsored enterprises (“GSE”) - Residential mortgage-backed securities	14,519	20,374	21,878
U.S. Government collateralized residential mortgage obligations	19,352	22,996	17,163
Corporate debt securities, primarily financial institutions	4,074	3,655	2,528
Community Reinvestment Act (“CRA”) mutual fund	2,335	2,421	2,321

	$45,093	$50,756	$47,455

Investment securities held to maturity at amortized cost:
Municipal securities	$23,819	$17,799	$11,296
GSE – Residential mortgage-backed securities	2,377	1,083	-
U.S. Government collateralized residential mortgage obligations	660	892	-
Corporate debt securities, primarily financial institutions	1,814	1,812	1,809

	$28,670	$21,586	$13,105

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2013 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2013	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
U.S. Government agency securities	$-	-	$3,500	1.38%	$-	-	$-	-	$3,500	1.38%
Municipal securities	-	-	-	-	1,347	4.47%	-	-	1,347	4.47%
GSE - Residential mortgage-backed securities	-	-	16	5.50%	3,598	2.29%	11,163	2.62%	14,777	2.54%
U.S. Government collateralized residential mortgage obligations	-	-	-	-	1,421	2.16%	18,461	2.05%	19,882	2.06%
Corporate debt securities, primarily financial institutions	781	2.44%	500	1.49%	2,035	1.58%	994	1.22%	4,310	1.64%

	$781	2.44%	$4,016	1.41%	$8,401	2.45%	$30,618	2.23%	$43,816	2.20%

Investment securities held to maturity:
Municipal securities	$13,548	0.76%	$3,693	3.28%	$3,699	3.79%	$2,879	3.97%	$23,819	2.01%
GSE - Residential mortgage-backed securities	-	-	-	-	1,317	2.50%	1,060	3.50%	2,377	2.95%
U.S. Government collateralized residential mortgage obligations	-	-	-	-	-	-	660	2.00%	660	2.00%
Corporate debt securities primarily financial institutions	-	-	-	-	-	-	1,814	0.77%	1,814	0.77%

	$13,548	0.76%	$3,693	3.28%	$5,016	3.45%	$6,413	2.78%	$28,670	2.01%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

During the second quarter of 2013, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2012, 2011, 2010 and 2009 were reclassified to conform to the December 31, 2013 presentation.

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$98,289	16.3%	$102,003	17.9%	$102,803	19.4%
Real estate - construction	83,060	13.8%	87,561	15.3%	65,018	12.3%
Real estate - commercial	364,352	60.4%	324,286	56.7%	301,614	56.9%
Real estate - residential	25,588	4.2%	20,875	3.7%	19,201	3.6%
Consumer	32,413	5.4%	37,378	6.5%	42,155	7.9%
Unearned fees	(886)	(0.1%)	(656)	(0.1%)	(661)	(0.1%)

Total loans	$602,816	100.0%	$571,447	100.0%	$530,130	100.0%

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$105,496	20.6%	$104,539	20.4%
Real estate - construction	46,213	9.0%	82,557	16.1%
Real estate - commercial	288,626	56.2%	249,348	48.5%
Real estate - residential	21,473	4.2%	19,381	3.8%
Consumer	51,715	10.1%	58,024	11.3%
Unearned fees	(529)	(0.1%)	(450)	(0.1%)

Total loans	$512,994	100.0%	$513,399	100.0%

Total loans, net of unearned fees, increased by $31.4 million, or 5.5%, to a new high of $602.8 million at December 31, 2013 compared to $571.4 million at December 31, 2012. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2014, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. Our loan pipeline remains strong as we continue to stay focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace some of these LPO’s with a full service branch at an appropriate location within that market. During the second quarter of 2013, we finalized our lease to replace our current New Brunswick LPO with a full service branch in that market, which we anticipate opening in the second quarter of 2014. Additionally, as previously announced, the Bank opened three new LPO’s in the Freehold, East Brunswick and Piscataway, New Jersey markets in the second quarter of 2013. All of these LPO’s are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at December 31, 2013 when compared to December 31, 2012 reflects our desire to continue emphasizing commercial and industrial, real estate-commercial and real estate-construction lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 60.4% of our total loans outstanding at December 31, 2013, up from 56.7% from the prior year. These loans increased by $40.1 million, or 12.4%, to $364.4 million at December 31, 2013, compared to $324.3 million at December 31, 2012 due to both increased production as well completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Commercial and industrial loans decreased $3.7 million to $98.3 million at year-end 2013 compared to $102.0 million at year-end 2012, a decrease of 3.6%, and comprised 16.3% of our portfolio, down from 17.9% for the prior year. Real estate construction loans decreased by $4.5 million, or 5.1%, to $83.1 million at December 31, 2013, and comprised 13.8% of our total loans outstanding, down from 15.3% for the prior year. As mentioned above, this decline was due to completed construction projects which converted to commercial real estate loans at the time of renewal. Residential real estate loans increased $4.7 million and comprised 4.2% of our total loan portfolio at December 31, 2013, up from 3.7% for the prior year. Consumer loans decreased by $5.0 million or 13.4%, to $32.4 million at December 31, 2013 compared to $37.4 million at December 31, 2012, and comprised 5.4% of our 2013 loan portfolio compared to 6.5% for 2012.

The following table sets forth the aggregate maturities of commercial and construction related loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2013.

As of December 31, 2013	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$30,037	$48,782	$19,470	$98,289
Real estate - construction	43,149	5,752	34,159	83,060
Real estate - commercial	25,787	64,727	273,838	364,352

Total	$98,973	$119,261	$327,467	$545,701

Fixed rate loans	$25,039	$72,229	$41,853	$139,121
Variable rate loans	73,934	47,032	285,614	406,580

Total	$98,973	$119,261	$327,467	$545,701

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses is adequate to cover known and potential losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union and Monmouth County, New Jersey market area. The Company currently has five LPO’s in Monmouth, Middlesex and Union Counties, all of which are in-line with the Company’s growth strategy of expanding our footprint into key markets. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset-management strategies reflect the type and quality of assets being underwritten and originated.

The Company continues to be proactive in identifying troubled credits early, to record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times. We closely monitor local and regional real estate markets and other risk factors related in our loan portfolio.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans and the financial results of some of those loans may be adversely impacted by changes in the prevailing economic conditions, either nationally or in our local market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration includes whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment. A new appraisal may not be necessary in all instances where an internal evaluation is used and appropriately updates the original appraisal assumptions to reflect current market conditions and provides an estimate of the collateral’s fair market value for impairment analysis testing.

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

At December 31, 2013 and 2012, the Company had $6.0 million and $7.5 in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing interest at December 31, 2013 as compared to one loan totaling $1,800 at December 31, 2012.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2013. Total TDR’s are broken out at the bottom portion of the table.

	Years ended December 31,
	2013	2012	2011	2010	2009
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$17	$1,137	$113	$-	$374
Real estate – construction	225	-	2,528	1,168	10,809
Real estate – commercial	5,483	4,086	145	752	657
Real estate – residential	-	263	263	-	-
Consumer	284	1,986	2,191	3,729	2,311

Total Non-Performing Loans	6,009	7,472	5,240	5,649	14,151

Loans Past Due 90 days or More and Still Accruing	-	2	-	-	-

Other Real Estate Owned and repossessed assets	2,771	1,752	7,765	8,098	-

Total Non-Performing Assets	$8,780	$9,226	$13,005	$13,747	$14,151

Ratios:
Non-Performing loans to total loans	1.00%	1.31%	0.99%	1.10%	2.76%

Non-Performing assets to total assets	1.14%	1.26%	1.93%	2.16%	2.21%

Troubled Debt Restructured Loans:
Performing	$23,021	$9,551	$7,579	$5,435	$4,717
Non-performing (included in non-performing assets above)	2,355	-	-	-	-

Total non-performing loans decreased by $1.5 million from December 31, 2012 to December 31, 2013. Nine loans comprised the $6.0 million of non-performing loans at December 31, 2013 compared to eighteen loans which comprised the $7.5 million at December 31, 2012. At December 31, 2013, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At December 31, 2013, non-performing commercial and industrial loans decreased by $1.1 million from December 31, 2012, primarily due the payoff of three loans totaling $1.0 million, charge-off of two loans totaling $570,000, a write-down of $180,000 on one loan and one loan transferred to repossessed assets for $487,000. These decreases were partially offset by the addition of three loans totaling $1.1 million.

At December 31, 2013, non-performing real estate-construction loans increased by $225,000 from December 31, 2012, due to the addition of one loan.

At December 31, 2013, non-performing real estate commercial loans increased by $1.4 million from December 31, 2012, due primarily to the addition of three commercial real estate loans totaling $3.9 million, which are well secured, partially offset by five loans totaling $2.0 million, which were paid off in full, a $186,000 write-down on one loan and $300,000 in principal payments made.

At December 31, 2013, non-performing real estate-residential loans decreased $263,000, from December 31, 2012 due to the transfer of one loan into OREO.

At December, 2013, non-performing consumer loans decreased by $1.7 million from December 31, 2012, primarily due to the transfer of one loan totaling $1.5 million into OREO, a write-down of $235,000 on one loan, two loans totaling $191,000 which paid in full as well as one loan totaling $113,000, which was placed back onto active status. These reductions were partially offset by the addition of two loans totaling $388,000.

OREO and repossessed assets represent real estate and assets pledged as collateral acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At December 31, 2013, the Bank had $2.8 million in other real estate owned and repossessed assets as compared to $1.8 million at December 31, 2012.

The increase of $1.0 million is primarily due to the addition of one residential mortgage totaling $203,000 and one consumer loan totaling $1.5 million, as well as $487,000 in repossessed assets consisting of trucks as collateral. These increases were partially offset by the sale of two properties totaling $760,000, in which the Company recorded a net loss of $11,500. Additionally, there was $408,000 in write-downs.

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

The Company’s troubled debt restructured modifications are made on terms typically up to 12 months in order to aggressively monitor and track performance of the credit. The short-term modifications are monitored for continued performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification program is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

As of December 31, 2013, loans modified in a troubled debt restructuring totaled $25.4 million as compared to $9.6 million at December 31, 2012, an increase of $15.8 million. The increase of $15.8 million was primarily due to modifications made to borrowers who were experiencing financial and cash difficulties. These concessions generally involved a temporary reduction in interest rate or modification of a loan's amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company's expected cash flows. The $25.4 million is comprised of $17.8 million in real estate commercial loans, $6.6 million in real estate construction loans and $1.0 million in consumer loans. All identified TDR's as of December 31, 2013, are collateral dependent loans and only $4.5 million of the $25.4 million have specific reserves in our ALLL computation totaling $503,000. The remaining $20.9 million of TDR's are adequately collateralized requiring no specific reserves.

The $17.8 million in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $2.4 million. This non-accrual loan is secured by multiple income producing properties. It is anticipated that during 2014, two properties will be sold and the Company’s exposure will substantially deleveraged. The remaining $15.4 million are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $6.6 million in real estate construction loans is primarily comprised of two relationships, totaling $6.2 million, which include a total of 40 fully improved building lots under contract of sale to two national home builder companies. The lot sales are structured as tranche takedowns with repayments expected in full by the end of the first quarter 2015. The remaining $408,000 is the last lot in a ten lot subdivision, with the house currently under construction.

The $1.0 million in consumer loans are all performing. Due to the weak economy, values and personal income deteriorated, causing these loans to not conform to current underwriting standards at maturity. These loans have been modified with amortizing schedules enhanced to allow for deleveraging of the debt.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has negatively impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans that continue to accrue interest. At December 31, 2013, the Company had $31.6 million in loans that were risk rated as special mention or substandard. This was a decrease of approximately $16.5 million from year ended December 31, 2012, which totaled $48.1 million. The change in risk rated loans was attributable to certain loans which were upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower.

At December 31, 2013, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

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

As part of the allowance computation at December 31, 2012, the Company undertook a comprehensive review and inspection of all loans with collateral identified as being located within certain impact zones of Superstorm Sandy that impacted the region in October 2012. In the analysis, the Company reviewed a total of $26.1 million in loans, comprised of $20.4 million of commercial real estate and commercial and industrial loans, which represented 4.0% of this segment of the loan portfolio, $4.9 million of consumer loans, consisting primarily of home equity products, which represented 12.0% of this segment of the portfolio, and $800,000 of residential mortgage loans, which represented 4.0% of this segment of our portfolio. In total, the $26.1 million of identified loans represented 4.6% of the total loan portfolio. The Company evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on that evaluation, although there were no loan charge-offs or specific losses identified at that time, the Company recorded an additional provision for loan losses of $204,000 for the quarter and year ended December 31, 2012, solely related to the impact of the storm. During the twelve month period ending December 31, 2013, due to no recorded losses relating to Superstorm Sandy, the additional reserve of $204,000 from 2012 was removed from the computation of the allowance for loan losses.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for percentages)

Balance at beginning of year	$7,984	$7,310	$6,246	$6,184	$6,815

Provision charged to expense	910	1,380	2,205	3,100	2,205
Recoveries of loans charged off:
Commercial and industrial	344	18	1	78	4
Real estate commercial	2	-	-	-	-
Real estate – construction	105	169	58	15	-
Consumer	2	3	52	-	-
Loans charged-off:
Commercial and industrial	(1,128)	(552)	(482)	(1,061)	(526)
Real estate – construction	-	(59)	(82)	(1,420)	(2,012)
Real estate – residential	(60)	-	-	(150)	-
Consumer	(287)	(285)	(688)	(500)	(302)

Charge-offs, net	(1,022)	(706)	(1,141)	(3,038)	(2,836)

Balance of allowance at end of year	$7,872	$7,984	$7,310	$6, 246	$6,184

Ratio of net charge-offs to average loans outstanding	0.18%	0.13%	0.22%	0.59%	0.59%

Balance of allowance at period-end as a percent of loans at year-end	1.31%	1.40%	1.38%	1.22%	1.20%

Ratio of allowance at period-end to non-performing loans	131.00%	106.85%	139.50%	110.57%	43.70%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2013.

	December 31,
	2013			2012			2011

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,052	13.4%	16.3%	$1,354	17.0%	17.9%	$2,448	33.5%	19.4%
Real estate - construction	1,494	19.0%	13.8%	1,720	21.5%	15.3%	1,222	16.7%	12.3%
Real estate - commercial	4,407	56.0%	60.3%	3,791	47.5%	56.6%	2,412	33.0%	56.8%
Real estate - residential	190	2.4%	4.2%	217	2.7%	3.7%	256	3.5%	3.6%
Consumer	594	7.5%	5.4%	740	9.3%	6.5%	880	12.0%	7.9%
Unallocated	135	1.7%	0.0%	162	2.0%	0.0%	92	1.3%	0.0%

Total	$7,872	100.0%	100.0%	$7,984	100.0%	100.0%	$7,310	100.0%	100.0%

	December 31,
	2010			2009

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$2,081	33.3%	20.6%	$1,974	31.9%	20.4%
Real estate - construction	895	14.3%	9.0%	945	15.3%	16.1%
Real estate - commercial	2,193	35.1%	56.1%	2,495	40.4%	48.4%
Real estate - residential	276	4.4%	4.2%	126	2.0%	3.8%
Consumer	793	12.7%	10.1%	624	10.1%	11.3%
Unallocated	8	0.2%	0.0%	20	0.3%	0.0%

Total	$6,246	100.0%	100.0%	$6,184	100.0%	100.0%

The Company’s allowance for loan losses was $7.9 million at December 31, 2013 and $8.0 million at December 31, 2012. The allowance for loan losses as a percentage of total loans at December 31, 2013 was 1.31%, compared with 1.40% at December 31, 2012. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2013 in the amount of $910,000 as compared to $1.4 million for the comparable period in 2012. Net charge-offs for the year ended December 31, 2013 were $1.0 million, compared to $706,000 for the year ended December 31, 2012. All loans which the Company charged-off or had a direct write-down, had been previously identified and specific reserves were applied. Non-performing loans at December 31, 2013 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $10.5 million of bank-owned life insurance, which includes a purchase of $2.5 million during 2013, in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP for year ended December 31, 2013 were approximately $246,000 and $214,000 for year ended December 31, 2013 and 2012, respectively. During the second quarter 2013, the Company recognized a $20,000 benefit due to the forfeiture of SERP benefits to an officer no longer employed with the Bank. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $432,000 and $459,000, for years ended December 31, 2013 and 2012, respectively.

Premises and Equipment

Premises and equipment totaled $4.2 million and $3.2 million at December 31, 2013 and 2012, respectively. The $1.0 million, or 30.5%, increase in our investment in premises and equipment in 2013 compared to 2012 is due primarily to additions to premises and equipment of $1.7 million made during the current year partially offset by normal recurring depreciation of existing assets of $711,000. Included in the $1.7 million is the transfer of $1.0 million from other assets, which was previously classified as a property, held for sale, to land. The Company has decided to construct a new branch on this property in the Cranford market of Union County. This branch is expected to open by the end of 2014.

Goodwill and Intangible Assets

Intangible assets totaled $18.3 million at December 31, 2013 compared to $18.4 million at December 31, 2012. The Company’s intangible assets at December 31, 2013 were comprised of $18.1 million of goodwill and $143,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. At December 31, 2012, the Company’s intangible assets were comprised of $18.1 million of goodwill and $268,000 of core deposit intangibles, net of accumulated amortization of $1.8 million. During 2013, and 2012, the Company analyzed its goodwill for impairment and determined that there was no goodwill impairment. Accordingly, there was no impairment recorded during 2013 and 2012.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 5, “Goodwill and Other Intangible Assets” in the Company’s financial statements.

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

At December 31, 2013, total deposits amounted to $633.4 million, reflecting an increase of $26.7 million, or 4.4%, from December 31, 2012. Core checking deposits increased $36.2 million, or 17.5%, while savings accounts, inclusive of money market deposits, increased $6.1 million, or 2.0%. Conversely, higher cost certificates of deposits (“CD’s”) decreased $15.6 million, or 15.7%. The Bank has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost CD’s, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CD’s in excess of $100,000 and brokered CD’s. Core deposits at December 31, 2013 amounted to $587.9 million and accounted for 92.8% of total deposits as compared to $556.3 million and 91.7% of total deposits at December 31, 2012. During 2013, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance of CD’s $100,000 and over amounted to $30.4 million at December 31, 2013 compared to $44.2 million at December 31, 2012, a decrease of $13.8 million or 31.2%. At December 31, 2013, brokered CD’s totaled $15.2 million as compared to $6.3 million at December 31, 2012 with rates ranging from 1.09% to 2.15% with original terms ranging from 12 to 84 months. The Company found this strategy of placing brokered CD’s provides a more cost-effective source of longer-term funding as the rates paid for these brokered CDs were lower than current fixed rate term advances at the FHLB of New York.

 The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2013, 2012 and 2011.

	Years ended December 31,
	2013		2012		2011
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$121,277	-	$96,967	-	$86,687	-
Interest-bearing demand (NOW)	94,277	0.47%	69,063	0.43%	57,378	0.45%
Savings deposits	236,104	0.54%	217,879	0.74%	199,641	0.86%
Money market deposits	75,394	0.21%	83,140	0.38%	88,095	0.58%
Time deposits	86,931	1.61%	106,012	1.75%	116,331	1.89%

Total	$613,983	0.53%	$573,061	0.71%	$548,132	0.85%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2013 (in thousands).

December 31, 2013
Due in three months or less	$6,725
Due over three months through twelve months	13,834
Due over one year through three years	9,001
Due over three years	799

Total certificates of deposit $100,000 and over	$30,359

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also established a $7.0 million credit facility with another correspondent bank. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $57.3 million based on the current loan collateral pledged of $74.8 million at December 31, 2013.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2013, 2012 and 2011, the Company had no short-term borrowings outstanding.

                At December 31, 2013, 2012 and 2011, long term debt consisted of advances from the FHLB, which amounted to $17.5 million, $13.5 million and $13.5 million, respectively. The FHLB advances had a weighted average interest rate of 2.79% at December 31, 2013 and 3.18% for both December 31, 2012 and 2011, respectively. These advances are contractually scheduled for repayment as follows:

(dollars in thousands)	Years ended December 31,
Long-term debt:	2013	2012	2011

2014	$1,500	$1,500	$1,500
2015	1,500	1,500	1,500
2016	1,500	1,500	1,500
2017	11,000	9,000	9,000
2018	2,000	-	-

	$17,500	$13,500	$13,500

              The maximum amount outstanding of FHLB advances at any month-end during 2013 was $17.5 million and $13.5 million for 2012 and 2011, respectively. The average interest rates paid on FHLB advances were 3.18% for 2013 and 2.79% for 2012 and 2011, respectively.

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

Repurchase agreements are summarized as follows:

	Years ended December 31,
	2013	2012	2011
Repurchase agreements:	(dollars in thousands)

Balance at year-end	$18,440	$16,710	$16,218
Average during the year	18,766	18,266	16,593
Maximum month-end balance	21,566	19,860	19,524
Weighted average rate during the year	0.42%	0.59%	0.71%
Weighted average rate at year end	0.36%	0.52%	0.55%

Liquidity

Liquidity defines our ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of an institution’s asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors. The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold, maturing investment securities and short-term borrowings on a temporary basis. The Bank invests the funds not needed to meet our cash requirements in overnight Federal funds sold and an interest bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows over the past year coupled with the above-mentioned cash resources, the Bank is maintaining short-term assets which it believes are sufficient to meet its liquidity needs. The Bank’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or us, unfavorable pricing, competition, our credit rating and regulatory restrictions.

 At December 31, 2013, the Company had $47.9 million in cash and cash equivalents as compared to $48.5 million at December 31, 2012. Cash and cash equivalent balances consisted of $31.9 million and $33.2 million held at the Federal Reserve Bank of New York at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and 2012, there were no Federal funds sold.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2013 and 2012.

	December 31,
	2013	2012
	(dollars in thousands)

Home equity lines of credit	$24,186	$26,415
Commitments to fund commercial real estate and construction loans	77,999	50,032
Commitments to fund commercial and industrial loans	52,939	46,458
Commercial and financial letters of credit	5,344	4,195

	$160,468	$127,100

Capital

Shareholders’ equity increased by $3.4 million, or 3.7%, to $95.4 million at December 31, 2013 compared to $92.0 million at December 31, 2012. Net income for 2013 added $5.2 million to shareholders’ equity. Additionally, stock based compensation expense of $154,000 and options exercised of $395,000 contributed to the increase. These increases were partially offset by decreases of $1.1 million in net unrealized losses on securities available for sale, $554,000 in common stock repurchased, $484,000 in cash dividends on common stock and $261,000 relating to the dividends paid on the preferred stock Series C.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

The capital amounts and ratios of the Company and the Bank at December 31, 2013 and 2012 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(dollars in thousands, except for percentages)
As of December 31, 2013
Total capital (to risk-weighted assets)
Two River Bancorp	$85,674	13.21%	$ >	51,884	>	8.00%	$	N/A		N/A
Two River Community Bank	85,284	13.15%	>	51,884	>	8.00%	>	64,855	>	10.00%

Tier 1 capital (to risk-weighted assets)
Two River Bancorp	77,802	11.99%	>	25,956	>	4.00%	N/A		N/A
Two River Community Bank	77,412	11.94%	>	25,934	>	4.00%	>	38,901	>	6.00%

Tier 1 capital (to average assets)
Two River Bancorp	77,802	10.40%	>	29,924	>	4.00%	N/A		N/A
Two River Community Bank	77,412	10.35%	>	29,918	>	4.00%	>	37,397	>	5.00%

As of December 31, 2012
Total capital (to risk-weighted assets)
Two River Bancorp	$80,835	13.28%	$ >	48,696	>	8.00%	$	N/A	N/A
Two River Community Bank	80,773	13.27%	>	48,695	>	8.00%	>	60,869	>	10.00%

Tier 1 capital (to risk-weighted assets)
Two River Bancorp	73,220	12.03%	>	24,346	>	4.00%	N/A		N/A
Two River Community Bank	73,159	12.02%	>	24,346	>	4.00%	>	36,519	>	6.00%

Tier 1 capital (to average assets)
Two River Bancorp	73,220	10.36%	>	28,270	>	4.00%	N/A		N/A
Two River Community Bank	73,159	10.35%	>	28,274	>	4.00%	>	35,343	>	5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount that it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

The prompt corrective action regulations define specific capital categories based upon an institution’s capital ratios. The capital categories in descending order are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Institutions categorized as “undercapitalized” or lower are subject to certain restrictions, are not able to pay dividends and management fees, are restricted on asset growth and executive compensation and are subject to increased supervisory monitoring, among other matters. The regulators may impose other restrictions. Once an institution becomes “critically undercapitalized,” it must be placed in receivership or conservatorship within 90 days. To be considered “adequately capitalized,” an institution must generally have Tier 1 capital to total asset ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risked based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio, Tier 1 capital, net of all intangibles, to tangible capital of 2% or less.

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

On July 26, 2012, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC). This Registration Statement was declared effective by the SEC on August 6, 2012.  The filing of the Registration Statement does not require the Company to issue any securities. The Registration Statement will allow the Company the flexibility to offer and sell, from time to time, in one or more public offerings, up to a total aggregate of $30 million of its common stock, preferred stock, debt securities, or warrants, either separately or together. The debt securities, preferred stock and warrants may be convertible or exercisable or exchangeable for other debt or equity securities of the Company. Should the Company decide to issue any of the securities registered under this Registration Statement, we would provide the specific terms of the securities offered in one or more supplements to the prospectus contained in the Registration Statement.

We intend to use any net proceeds from the sale of the securities registered by this Registration Statement for general corporate purposes. General corporate purposes may include, among other purposes, contribution to the capital of the Bank to support its lending and investing activities; the repayment of our debt; redemption of our outstanding Series C Preferred Stock; to support or fund acquisitions of other institutions or branches, if opportunities for such transactions become available; and investments in activities that are permitted for bank holding companies. We may temporarily invest funds that we do not immediately need for these purposes in investment securities or use them to make payments on our borrowings. The applicable prospectus supplement will provide details on the use of proceeds of any specific offering.

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

 As of December 31, 2013, the Company’s six month cumulative gap was -15.6% of total assets, or a negative $120.3 million, while its one-year cumulative gap was -6.0% of total assets, or $46.1 million, which is within the ALCO policy guideline of +/-25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2013. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2013.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2013. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2013. As of December 31, 2013 and 2012, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Immediate Shock in Interest Rates
December 31, 2013	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,130)	-4.3%	$(1,113)	-4.2%	-10.0%

	Immediate Shock in Interest Rates
December 31, 2012	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(774)	-3.0%	$(573)	-2.2%	-10.0%

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

Economic Value of Equity

To measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Economic Value of Portfolio Equity (“EVPE”) models. EVPE considers the entire maturity spectrum of the Bank’s balance sheet, thereby providing a longer term measure of interest rate risk. The underlying economic value of the Bank’s assets, liabilities and off balance sheet instruments are affected by changes in interest rates. These changes occur because the present value of future cash flows and in some cases, the cash flows themselves, are affected by interest rate changes. The combined effects of the changes in these present values reflect the change in the Bank’s underlying economic value.

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

At December 31, 2013 and 2012, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity December 31, 2013
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$94,195	$91,315	$87,973
$ Change		(2,880)	(6,222)
% Change to Present Value of Equity		-3.1%	-6.6%	-25.0%

		December 31, 2012
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$85,997	$76,448	$84,256
$ Change		(9,549)	(1,741)
% Change to Present Value of Equity		-11.1%	-2.0%	-25.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

This annual report does not include an audit report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 31, 2014	Date:	March 31, 2014

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the captions “Directors and Executive Officers,” “Corporate Governance,” “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics” and “Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2013. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	610,861	$6.95	250,275	(1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	610,861	$6.95	250,275

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Principal Shareholders.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the captions “Certain Transactions With Management” and “Director Independence.”

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Two River Bancorp

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Operations – Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows – Years Ended December 31, 2013 and 2012

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

These schedules are not required or are not applicable under Securities Exchange Commission accounting regulations and therefore have been omitted.

TWO RIVER BANCORP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Two River Bancorp

Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheet of Two River Bancorp and subsidiaries as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two River Bancorp and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Woodbridge, New Jersey

March 31, 2014

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Two River Bancorp

Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheet of Two River Bancorp and subsidiaries (the “Company”), formerly Community Partners Bancorp and subsidiaries, as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two River Bancorp and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Clark, New Jersey

March 29, 2013

 Two River Bancorp

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$16,003	$15,349
Interest-bearing deposits in bank	31,862	33,197
Cash and Cash Equivalents	47,865	48,546

Securities available for sale	45,093	50,756
Securities held to maturity (fair value of $28,343 and $21,935 at December 31, 2013 and 2012, respectively)	28,670	21,586
Restricted investments, at cost	3,278	3,040
Loans	602,816	571,447
Allowance for loan losses	(7,872)	(7,984)
Net Loans	594,944	563,463

OREO and repossessed assets	2,771	1,752
Bank-owned life insurance	16,389	13,457
Premises and equipment, net	4,232	3,243
Accrued interest receivable	1,760	1,884
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,963 and $1,838 at December 31, 2013 and 2012, respectively	143	268
Other assets	6,453	7,791

Total Assets	$769,707	$733,895

Liabilities
Deposits:
Noninterest-bearing	$129,179	$112,746
Interest-bearing	504,270	494,024

Total Deposits	633,449	606,770

Securities sold under agreements to repurchase	18,440	16,710
Accrued interest payable	66	70
Long-term debt	17,500	13,500
Other liabilities	4,825	4,880

Total Liabilities	674,280	641,930

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at December 31, 2013 and 2012, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,113,080 and 7,983,778 at December 31, 2013 and 2012, respectively Outstanding – 8,036,368 and 7,983,778 at December 31, 2013 and 2012, respectively	72,191	71,537
Retained earnings	12,474	8,060
Treasury stock, at cost; 76,712 and 0 shares at December 31, 2013 and 2012, respectively	(554)	-
Accumulated other comprehensive (loss) income	(684)	368
Total Shareholders’ Equity	95,427	91,965

Total Liabilities and Shareholders’ Equity	$769,707	$733,895

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$28,773	$29,190
Securities:
Taxable	1,020	1,167
Tax-exempt	448	398
Interest bearing deposits	75	81
Total Interest Income	30,316	30,836
Interest Expense
Deposits	3,276	4,077
Securities sold under agreements to repurchase	79	107
Borrowings	444	434
Total Interest Expense	3,799	4,618
Net Interest Income	26,517	26,218
Provision for Loan Losses	910	1,380
Net Interest Income after Provision for Loan Losses	25,607	24,838

Non-Interest Income
Total other-than-temporary impairment losses	-	(85)
Less: Portion included in other comprehensive income (pre-tax)	-	5
Net other-than-temporary impairment charges to earnings	-	(80)
Service fees on deposit accounts	652	604
Other loan fees	697	775
Earnings from investment in life insurance	432	459
Net realized gain on sale of securities	218	118
Net gain on sale of SBA loans	109	187
Other income	597	566
Total Non-Interest Income	2,705	2,629

Non-Interest Expenses
Salaries and employee benefits	10,980	10,915
Occupancy and equipment	3,497	3,200
Professional	892	754
Advertising	302	270
Data processing	495	748
Insurance	330	345
FDIC insurance and assessments	545	553
Outside service fees	474	508
Amortization of identifiable intangibles	125	163
OREO and repossessed asset expenses, impairments and sales, net	665	699
Loan workout expenses	337	240
Other operating	1,538	1,452
Total Non-Interest Expenses	20,180	19,847

Income before Income Taxes	8,132	7,620

Income Tax Expense	2,973	2,805

Net Income	$5,159	$4,815

Preferred stock dividend	(261)	(448)

Income available to common shareholders	$4,898	$4,367
Earnings Per Common Share
Basic	$0.61	$0.55
Diluted	$0.60	$0.54

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012
	(In Thousands)

Net income	$5,159	$4,815
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2013: $87; 2012 $47	(131)	(71)
Unrealized holdings (loss) gains on securities available for sale, net of income tax (benefit) 2013: $(614); net of income tax 2012: $110	(921)	180
Unrealized loss on securities for which a portion of the impairment has been recognized in income, net of income tax benefit 2013: $0; 2012: $34	-	(51)
Reclassification adjustment for other-than-temporary credit losses on securities included in net income, net of income tax benefit 2013: $0; 2012: $32	-	48

Other comprehensive (loss) income	(1,052)	106

Total comprehensive income	$4,107	$4,921

 See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Shareholders’ Equity

		Common Stock				Accumulated
(Dollars in thousands, except per share data)	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Other Comprehensive Income(loss)	Total Shareholders’ Equity
Balance, January 1, 2012	$12,000	7,942,218	$71,179	$3,693	$-	$262	$87,134

Net income	-	-	-	4,815	-	-	4,815

Other comprehensive income	-	-	-	-	-	106	106

Dividends on preferred stock, Series C	-	-	-	(448)	-	-	(448)

Stock option compensation expense	-	-	183	-	-	-	183

Options exercised	-	37,130	124	-	-	-	124

Tax-benefit-exercised non-qualified stock options	-	-	13	-	-	-	13

Restricted stock awards-forfeiture	-	(4,133)	(8)	-	-	-	(8)

Employee stock purchase program	-	8,563	46	-	-	-	46

Balance, December 31, 2012	$12,000	7,983,778	$71,537	$8,060	$-	$368	$91,965

Net income	-	-	-	5,159	-	-	5,159

Other comprehensive loss	-	-	-	-	-	(1,052)	(1,052)

Dividends on preferred stock, Series C	-	-	-	(261)	-	-	(261)

Stock option compensation expense	-	-	154	-	-	-	154

Cash dividends on common stock ($0.06 per share)	-	-	-	(484)	-	-	(484)

Options exercised	-	116,677	395	-	-	-	395

Tax-benefit-exercised non-qualified stock options	-	-	61	-	-	-	61

Common stock repurchased	-	(76,712)		-	(554)	-	(554)

Restricted stock awards	-	5,892	-	-	-	-	-

Employee stock purchase program	-	6,733	44	-	-	-	44

Balance, December 31, 2013	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,159	$4,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	711	680
Provision for loan losses	910	1,380
Intangible amortization	125	163
Net amortization of securities premiums and discounts	259	284
Other-than-temporary impairment on securities available for sale	-	80
Net realized gain on sale of securities available for sale	(218)	(118)
Deferred income taxes	94	(697)
Earnings from investment in life insurance	(432)	(459)
Net realized loss (gain) on sale of OREO	12	197
Impairment on OREO and repossessed assets	408	360
Stock based compensation expense	154	175
Gain from sale of SBA loans	(109)	(187)
Decrease (increase) in assets:
Accrued interest receivable	124	44
Other assets	1,912	(111)
(Decrease) increase in liabilities:
Accrued interest payable	(4)	(37)
Other liabilities	9	1,197
Net Cash Provided by Operating Activities	9,114	7,766
Cash Flows from Investing Activities
Purchase of securities available for sale	(15,463)	(17,880)
Purchase of securities held to maturity	(16,908)	(12,093)
Proceeds from sales of securities available for sale	11,753	2,948
Proceeds from repayments and maturities of securities available for sale	7,653	11,575
Proceeds from repayments and maturities of securities held to maturity	9,783	3,589
Proceeds from sale of SBA loans	1,185	1,987
Purchase of restricted investments	(238)	(803)
Net increase in loans	(35,654)	(44,348)
Proceeds from the sale of OREO	748	6,047
Improvements on OREO	-	(66)
Purchase of bank-owned life insurance	(2,500)	-
Purchase of premises and equipment	(1,700)	(1,283)
Net Cash Used in Investing Activities	(41,341)	(50,327)
Cash Flows from Financing Activities
Net increase in deposits	26,679	52,858
Net increase in securities sold under agreements to repurchase	1,730	492
Cash dividends paid - preferred stock	(325)	(448)
Cash dividends paid - common stock	(484)	-
Proceeds from employee stock purchase plan	44	46
Proceeds from long-term debt	4,000	-
Proceeds from exercise of stock options	395	124
Common stock repurchased	(554)	-
Tax benefit of stock options exercised	61	13
Net Cash Provided by Financing Activities	31,546	53,085
Net (Decrease) Increase in Cash and Cash Equivalents	(681)	10,524
Cash and Cash Equivalents – Beginning	48,546	38,022
Cash and Cash Equivalents – Ending	$47,865	$48,546
Supplementary Cash Flows Information
Interest paid	$3,803	$4,655
Income taxes paid	$3,720	$3,270
Supplementary schedule of non-cash activities:
OREO and repossessed assets acquired in settlement of loans	$2,187	$525
Transfer of property held for sale from other assets to premises and equipment	$1,000	$-

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Two River Bancorp (the “Company”), formerly known as Community Partners Bancorp, a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank” or “Two River”) and the Bank’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Six LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

B.	Nature of Operations

Two River Bancorp is a bank holding company whose principal activity is the ownership of Two River Community Bank. Through its banking subsidiary, the Company provides banking services to small and medium-sized businesses, professionals and individual consumers primarily in the Monmouth, Middlesex and Union Counties, located in Central and Northern New Jersey. The Company competes with other banking and financial institutions in its market communities.

The Company and its bank subsidiary are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company’s and the Bank’s businesses are susceptible to being affected by state and federal legislation and regulations.

C.	Use of Estimates

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

The principal material estimates that are particularly susceptible to significant change in the near term related to:  the allowance for loan losses, certain intangible assets, such as goodwill and core deposit intangible, the potential impairment of restricted investments, the valuation of deferred tax assets, valuation of other real estate owned and the determination of other-than-temporary impairment on securities.

D.	Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Monmouth, Middlesex and Union counties of New Jersey. Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending that the Company engages in. Although the Company actively manages the diversification of its loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the local economy. The loan portfolio includes commercial real estate, which is comprised of owner occupied and investment real estate, including general office, medical, manufacturing and retail space. Construction loans, short-term in nature, comprise another portion of the portfolio, along with commercial and industrial loans. The latter includes lines of credit and equipment loans. From time to time, the Company may purchase or sell an interest in a loan from or to another lender (participation loan) in order to manage its portfolio risk. Loans purchased by the Company are typically located in central New Jersey and meet the Company’s own independent underwriting guidelines. The Company does not have any significant concentrations in any one industry or customer.

E.	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized losses related to factors other than credit on debt securities which have been determined to be other-than-temporarily impaired.

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

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2013 and 2012, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $1,703,000 and $1,465,000 at December 31, 2013 and 2012, respectively.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. The investment in this Fund is recorded at cost which was $1,500,000 at December 31, 2013 and 2012, respectively. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2013.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2013 and 2012, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The Company engages in a variety of lending activities, including commercial and industrial, real estate-commercial, real estate-construction, real estate-residential and consumer loans. The Company focuses its lending activities on individuals, professionals along with small to medium sized businesses.

The Company originates commercial business loans to professionals, sole proprietorships and small businesses in our market areas. We extend commercial business loans on a secured and unsecured basis. Secured commercial loans are generally collateralized by residential and nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. To further enhance our security position, we generally require personal guarantees of the principal owners of the entities to which we extend credit. These loans are made on both lines of credit and fixed-term basis typically ranging from one to five years in duration. When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history along with the principal owners’ payment history, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral and the financial strength of the guarantor.

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

The Company is an approved Preferred Lender by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank generally sells the guaranteed portion of selected loans to a third party and retains the servicing rights. The servicing asset rights recorded as of December 31, 2013 are not material. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

The Company originates fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is typically twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan is either converted to a permanent mortgage loan or paid off. Before making a commitment to fund a construction loan, we require an appraisal and an environmental analysis of the property performed by a bank approved independent licensed appraiser and environmental consultant, an inspection of the property before disbursement of funds during the stages of the construction process, and approval from an identified source for the permanent takeout.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate in value rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets  has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The balance of participations sold to other banks that are serviced by the Company was $10,432,000 and $6,923,000 at December 31, 2013 and 2012, respectively.

Note 1 – Summary of Significant Accounting Policies (Continued)

L.	Other Real Estate Owned and Repossessed Assets

Other Real Estate Owned (“OREO”) and repossessed assets include real estate and assets pledged as collateral acquired through foreclosure or by deed in lieu of foreclosure. OREO and repossessed assets are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred.

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

The Company analyzes each tax position taken in its tax returns and those positions not taken and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2013 or 2012 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2010.

Q.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Certain amounts in the 2012 financial statements have been reclassified to conform to the presentation used in the 2013 financial statements. These reclassifications had no effect on net income.

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

The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, automated teller machine networks, and internet banking services, the Company offers a full array of commercial and retail financial services, including time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, and consumer banking operations of the Company. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

W.	Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements.

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

ASU 2014-01; In January, 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity inflow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU is effective for the annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The implementation of ASU 2014-01 should not have a material impact on our financial position or results of operation.

ASU 2014-04; In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014.The implementation of ASU 2014-01 should not have a material impact on our financial position or results of operation.

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2013:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)

Securities available for sale:
U.S. Government agency securities	$3,500	$-	$(49)	$3,451
Municipal securities	1,347	18	(3)	1,362
U.S. Government-sponsored enterprises (“GSE”) - residential mortgage-backed securities	14,777	53	(311)	14,519
U.S. Government collateralized residential mortgage obligations	19,882	65	(595)	19,352
Corporate debt securities, primarily financial institutions	4,310	13	(249)	4,074
	43,816	149	(1,207)	42,758
Community Reinvestment Act (“CRA”) mutual fund	2,392	-	(57)	2,335
	$46,208	$149	$(1,264)	$45,093

Securities held to maturity:
Municipal securities	$23,819	$292	$(225)	$23,886
GSE - Residential mortgage-backed securities	2,377	10	(63)	2,324
U.S. Government collateralized residential mortgage obligations	660	-	(29)	631
Corporate debt securities, primarily financial institutions	1,814	-	(312)	1,502
	$28,670	$302	$(629)	$28,343

December 31, 2012:
		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Noncredit OTTI	Other	Fair Value
			(In Thousands)

Securities available for sale:
Municipal securities	$1,255	$55	$-	$-	$1,310
GSE - Residential mortgage-backed securities	19,881	505	-	(12)	20,374
U.S. Government collateralized residential mortgage obligations	22,655	342	-	(1)	22,996
Corporate debt securities, primarily financial institutions	4,017	49	(164)	(247)	3,655
	47,808	951	(164)	(260)	48,335

CRA mutual fund	2,344	77	-	-	2,421
	$50,152	$1,028	$(164)	$(260)	$50,756

Securities held to maturity:
Municipal securities	$17,799	$619	$-	$(4)	$18,414
GSE - Residential mortgage-backed securities	1,083	12	-	-	1,095
U.S. Government collateralized residential mortgage obligations	892	2	-	-	894
Corporate debt securities, primarily financial institutions	1,812	-	-	(280)	1,532
	$21,586	$633	$-	$(284)	$21,935

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$781	$783	$13,548	$13,558
Due in one year through five years	4,000	3,948	3,693	3,775
Due in five years through ten years	3,382	3,391	3,699	3,743
Due after ten years	994	765	4,693	4,312
	9,157	8,887	25,633	25,388

GSE - Residential mortgage-backed securities	14,777	14,519	2,377	2,324
U.S. Government collateralized residential mortgage obligations	19,882	19,352	660	631

	$43,816	$42,758	$28,670	$28,343

The Company had thirty four securities sales in 2013 totaling $11,753,000 and recorded a gross realized gain of $218,000 from these sales as compared to six sales totaling $2,948,000 recording a gross realized gain of $118,000 during 2012.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $28,188,000 and $23,827,000 at December 31, 2013 and 2012, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:	(In Thousands)

U.S. Government agency securities	$3,451	$(49)	$-	$-	$3,451	$(49)
Municipal securities	14,570	(220)	250	(8)	14,820	(228)
GSE – Residential mortgage-backed securities	11,519	(374)	-	-	11,519	(374)
U.S. Government collateralized residential mortgage obligations	9,322	(368)	4,565	(256)	13,887	(624)
Corporate debt securities, primarily financial institutions	983	(17)	2,765	(544)	3,748	(561)
CRA mutual fund	2,292	(57)	-	-	2,292	(57)
Total Temporarily Impaired Securities	$42,137	$(1,085)	$7,580	$(808)	$49,717	$(1,893)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:	(In Thousands)

Municipal securities	$2,222	$(4)	$-	$-	$2,222	$(4)
GSE – Residential mortgage-backed securities	2,320	(12)	-	-	2,320	(12)
U.S. Government collateralized residential mortgage obligations	4,184	(1)	-	-	4,184	(1)
Corporate debt securities, primarily financial institutions	-	-	2,805	(691)	2,805	(691)
Total Temporarily Impaired Securities	$8,726	$(17)	$2,805	$(691)	$11,531	$(708)

Note 2 – Securities (Continued)

The Company had 57 securities in an unrealized loss position at December 31, 2013. In management’s opinion, the unrealized losses in U.S. Government agencies, corporate debt, U.S. Government collateralized residential mortgage obligations, municipal and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of December 31, 2013, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2013. These four securities have an amortized cost value of $2.8 million and a fair value of $2.3 million at December 31, 2013.

During 2013, the Company had one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security had been remitting reduced amounts of interest as some individual participants of the pool had deferred interest payments. The pooled instrument consisted of securities issued by financial institutions and insurance companies in which we held the mezzanine tranche of such security. Due to the volatility in the financial performance of the underlying institutions comprising the pooled trust along with the recent heightened press exposure relating to the Volcker Rule, management made the determination to sell this security during the fourth quarter 2013. The original face of this security was $500,000 and $308,500 in other-than-temporary impairment charges, leaving a current book value of $191,500. There were no other-than-temporary impairment charges to earnings during 2013, as compared to $80,000 in 2012. This security was sold for $220,000 resulting in a gain of $28,500 in 2013.

The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the years ended December 31, 2013 and 2012 (in thousands):

Beginning balance, January 1, 2012	$228

Additional increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	80

Ending balance, December 31, 2012	308

Decrease in prior period other-than-temporary impairments, due to the sale of the pooled trust preferred security	(308)

Ending balance, December 31, 2013	$-

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2013 and 2012 are as follows:

During the second quarter of 2013, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2012 were reclassified to conform to the December 31, 2013 presentation.

	2013	2012
	(In Thousands)

Commercial and industrial	$98,289	$102,003
Real estate – construction	83,060	87,561
Real estate – commercial	364,352	324,286
Real estate – residential	25,588	20,875
Consumer	32,413	37,378

	603,702	572,103
Allowance for loan losses	(7,872)	(7,984)
Net unearned fees	(886)	(656)

Net Loans	$594,944	$563,463

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012:

December 31, 2013:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$673	$408	$17	$1,098	$97,191	$98,289	$-
Real estate – construction	5,483	1,647	225	7,355	75,705	83,060	-
Real estate – commercial	399	536	5,483	6,418	357,934	364,352	-
Real estate – residential	-	580	-	580	25,008	25,588	-
Consumer	22	-	284	306	32,107	32,413	-

Total	$6,577	$3,171	$6,009	$15,757	$587,945	$603,702	$-

December 31, 2012:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$350	$138	$1,137	$1,625	$100,378	$102,003	$-
Real estate – construction	-	1,470	-	1,470	86,091	87,561	-
Real estate – commercial	2,609	1,079	4,086	7,774	316,512	324,286	-
Real estate – residential	590	-	263	853	20,022	20,875	-
Consumer	201	-	1,988	2,189	35,189	37,378	2

Total	$3,750	$2,687	$7,474	$13,911	$558,192	$572,103	$2

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2013 and 2012:

	2013	2012
	(In Thousands)

Commercial and industrial	$17	$1,137
Real estate – construction	225	-
Real estate – commercial	5,483	4,086
Real estate – residential	-	263
Consumer	284	1,986

Total	$6,009	$7,472

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2013 and 2012:

December 31, 2013:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$147	$147	$-	$152	$7
Real estate – construction	6,786	6,786	-	5,703	275
Real estate – commercial	15,160	15,346	-	15,464	536
Real estate – residential	395	395	-	395	2
Consumer	477	477	-	483	8

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – commercial	6,165	6,165	832	6,330	221
Real estate – residential	-	-	-	-	-
Consumer	243	243	40	244	10

Total:
Commercial and industrial	$147	$147	$-	$152	$7
Real estate – construction	6,786	6,786	-	5,703	275
Real estate – commercial	21,325	21,511	832	21,794	757
Real estate – residential	395	395	-	395	2
Consumer	720	720	40	727	18

	$29,373	$29,559	$872	$28,771	$1,059

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2012:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$1,659	$1,939	$-	$1,790	$70
Real estate – construction	-	-	-	-	-
Real estate – commercial	8,086	8,166	-	8,118	261
Real estate – residential	-	-	-	-	-
Consumer	352	352	-	361	16

With an allowance recorded:
Commercial and industrial	$1,140	$1,140	$295	$1,185	$138
Real estate – construction	-	-	-	-	-
Real estate – commercial	4,121	4,121	470	4,170	206
Real estate – residential	263	263	60	263	-
Consumer	1,780	1,990	233	1,794	-

Total:
Commercial and industrial	$2,799	$3,079	$295	$2,975	$208
Real estate – construction	-	-	-	-	-
Real estate – commercial	12,207	12,287	470	12,288	467
Real estate – residential	263	263	60	263	-
Consumer	2,132	2,342	233	2,155	16

	$17,401	$17,971	$1,058	$17,681	$691

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2013:

Commercial and industrial	$97,299	$531	$459	$-	$98,289
Real estate – construction	73,810	-	9,250	-	83,060
Real estate – commercial	343,912	6,384	14,056	-	364,352
Real estate – residential	25,485	-	103	-	25,588
Consumer	31,590	135	688	-	32,413

Total:	$572,096	$7,050	$24,556	$-	$603,702

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2012:

Commercial and industrial	$93,853	$1,559	$6,591	$-	$102,003
Real estate – construction	79,604	1,443	6,514	-	87,561
Real estate – commercial	295,222	10,285	18,779	-	324,286
Real estate – residential	20,507	-	368	-	20,875
Consumer	34,797	140	2,441	-	37,378

Total:	$523,983	$13,427	$34,693	$-	$572,103

 Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

As part of the allowance computation at December 31, 2012, the Company undertook a comprehensive review and inspection of all loans with collateral identified as being located within certain impact zones of Superstorm Sandy in October 2012. In the analysis, the Company reviewed a total of $26.1 million in loans, comprised of $20.4 million of commercial real estate and commercial and industrial loans, which represented 4.0% of this segment of the loan portfolio, $4.9 million of consumer loans, consisting primarily of home equity products, which represented 12.0% of this segment of the portfolio, and $800,000 of residential mortgage loans, which represented 4.0% of this segment of our portfolio. In total, the $26.1 million of identified loans represented 4.6% of the total loan portfolio. The Company evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on that evaluation, there were no loan charge-offs or specific losses identified at this time. Although the ultimate amount of loan losses relating to the storm was uncertain and difficult to predict, the Company recorded an additional provision for loan losses of $204,000 for the quarter and year ended December 31, 2012, solely related to the impact of the storm. During the twelve month period ended December 31, 2013, due to no recorded losses relating to Superstorm Sandy, the additional allowance of $204,000 from 2012 was removed from the allowance for loan losses.

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2013 and 2012:

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,354	$3,791	$1,720	$217	$740	$162	$7,984
Charge-offs	(1,128)	-	-	(60)	(287)	-	(1,475)
Recoveries	344	2	105	-	2	-	453
Provision	482	614	(331)	33	139	(27)	910

Ending balance, December 31, 2013	$1,052	$4,407	$1,494	$190	$594	$135	$7,872

Allowance for Credit Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2012	$2,448	$2,412	$1,222	$256	$880	$92	$7,310
Charge-offs	(552)	-	(59)	-	(285)	-	(896)
Recoveries	18	-	169	-	3	-	190
Provision	(560)	1,379	388	(39)	142	70	1,380

Ending balance, December 31, 2012	$1,354	$3,791	$1,720	$217	$740	$162	$7,984

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2013 and 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2013:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$1,052	$-	$1,052	$98,289	$147	$98,142
Real estate – construction	1,494	-	1,494	83,060	6,786	76,274
Real estate – commercial	4,407	832	3,575	364,352	21,325	343,027
Real estate – residential	190	-	190	25,588	395	25,193
Consumer	594	40	554	32,413	720	31,693
Unallocated	135	-	135	-	-	-

Total:	$7,872	$872	$7,000	$603,702	$29,373	$574,329

	Allowance for Loan Losses			Loans Receivable
December 31, 2012:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$1,354	$295	$1,059	$102,003	$2,799	$99,204
Real estate – construction	1,720	-	1,720	87,561	-	87,561
Real estate – commercial	3,791	470	3,321	324,286	12,207	312,079
Real estate – residential	217	60	157	20,875	263	20,612
Consumer	740	233	507	37,378	2,132	35,246
Unallocated	162	-	162	-	-	-

Total:	$7,984	$1,058	$6,926	$572,103	$17,401	$554,702

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

The Company’s troubled debt restructured modifications are made on terms (up to12 month terms) in order to aggressively monitor and track performance of the credit. The short-term modifications are monitored for continued performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification program is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	3	$1,824	$1,824
Real estate – construction	5	4,729	4,729
Real estate – commercial	11	11,247	11,247
Real estate – residential	1	395	395
Consumer	4	442	442

Total	24	$18,637	$18,637

	Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	4	$2,167	$2,167
Real estate – construction	-	-	-
Real estate – commercial	2	279	279
Real estate – residential	-	-	-
Consumer	1	155	155

Total	7	$2,601	$2,601

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

As a result of our impairment evaluation, the Company established an allowance of $503,000 against four loans classified as troubled debt restructuring as of December 31, 2013. Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2013, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recasted legal documents and/or forgiven any interest or principal.

As of December 31, 2013, loans modified in a troubled debt restructuring totaled $25.4 million, including $19.5 million that are current, $1.9 million that are 30-59 days past due, $1.6 million that are 60-89 days past due and one non-accrual loans totaling $2.4 million.

During the twelve months ended December 31, 2013, six TDR loans totaling $2.2 million were paid in full.

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables represent loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during year ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	1	$678
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	1	145
Consumer	-	-

Total	3	$3,431

Year Ended December 31, 2012
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	476
Real estate – residential	-	-
Consumer	-	-

Total	1	$476

As of December 31, 2013, one real estate commercial loan totaling $2.4 million was placed on non-accrual status that was previously a troubled debt restructured loan. This loan was individually analyzed for impairment at the time of default and it was determined that the aggregate collateral value was in excess of the combined outstanding principal and interest of the loan and therefore no specific reserve was recorded nor was a charge-off taken. Additionally, one commercial and industrial loan totaling $487,000, which was placed on non-accrual, was subsequently transferred to repossessed assets and a non-accrual real estate residential loan totaling $145,000 was paid in full. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

Note 4 – Bank Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 are as follows:

	Estimated Useful Lives (years)			2013	2012
				(In Thousands)

Land	Indefinite			$1,400	$400
Buildings		30		899	899
Leasehold improvements	5	-	15	3,805	4,516
Furniture and equipment	2	-	7	7,885	7,490

				13,989	13,305

Less accumulated depreciation and amortization				(9,757)	(10,062)

				$4,232	$3,243

During 2013, the Company transferred $1,000,000 from other assets, which was previously classified as a property held for sale, to land. The Company has decided to construct a new branch on this property in the Cranford market of Union County. This branch is expected to open by the end of 2014.

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

Based on the results of the step one goodwill impairment analysis, the Company determined goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded on the goodwill balance of $18,109,000 for the years ended December 31, 2013 and 2012, respectively.

Note 5 – Goodwill and Other Intangible Assets (Continued)

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $143,000, net of accumulated amortization of $1,963,000, as of December 31, 2013 and a carrying value of $268,000, net of accumulated amortization of $1,838,000, as of December 31, 2012. Amortization expense related to intangible assets was $125,000 and $163,000 for the years ended December 31, 2013 and 2012, respectively.

The aggregate estimated amortization expense for the next three fiscal years is expected to be as follows (in thousands):

2014	$86
2015	48
2016	9

Note 6 – Deposits

The components of deposits at December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Thousands)

Demand, non-interest bearing	$129,179	$112,746
Demand, interest bearing, money market and savings	420,185	394,317
Time, $100,000 and over	30,359	44,229
Time, other	53,726	55,478

	$633,449	$606,770

At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$38,112
2015	21,836
2016	4,591
2017	5,501
2018	5,313
Thereafter	8,732

$84,085

Brokered CD’s as of December 31, 2013 and 2012 were $15,168,000 and $6,336,000, respectively. The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $764,000 and $882,000 as of December 31, 2013 and 2012, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$18,440	$16,710
Average during the year	18,766	18,266
Maximum month-end balance	21,566	19,860
Weighted average rate during the year	0.42%	0.59%
Weighted average rate at December 31	0.36%	0.52%

Note 8 – Borrowings

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings for the years ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	2013	2012	Rate	Original Term (years)	Maturity
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	-	1.28%	4	October 2017
Fixed Rate Note	2,000	-	1.65%	5	October 2018

	$17,500	$13,500

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at December 31, 2013 and 2012.

The Company has a remaining borrowing capacity with the FHLB of approximately $57,305,000 based on $74,805,000 loans pledged at December 31, 2013. There were no short-term borrowings from the FHLB at December 31, 2013 and 2012.

Note 9 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit. Annually, the Company matches a percentage of employee contributions. The Company contributed $237,000 and $241,000 for the years ended December 31, 2013 and 2012, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2013 and 2012, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2013 and 2012, other liabilities included approximately $980,000 and $767,000, respectively, accrued under this plan. For the year ended December 31, 2013, expenses related to this plan included in the consolidated statements of operations are recorded in salaries and benefits, which amounted to $246,000 as compared to $214,000 for year ended December 31, 2012.

Note 10 – Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Thousands)

Current	$2,879	$3,502
Deferred	94	(697)

	$2,973	$2,805

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2013 and 2012:

	2013		2012
	Amount	%	Amount	%
	(Dollars In Thousands)

Pre-tax book income	$2,765	34.0%	$2,591	34.0%
Tax exempt interest	(181)	(2.2)	(168)	(2.2)
Bank-owned life insurance income	(146)	(1.8)	(156)	(2.0)
State income taxes, net of federal income tax benefit	471	5.8	419	5.5
Other	64	0.8	119	1.5

	$2,973	36.6%	$2,805	36.8%

The components of the net deferred tax asset, included in other assets, as of December 31, 2013 and 2012, were as follows:

	2013	2012
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$3,165	$3,210
Depreciation and amortization	607	1,541
Deferred compensation	862	128
Other real estate owned (“OREO”) write-downs	547	327
Unrealized loss on investment securities available for sale	432	-
Other	100	194

	5,713	5,400
Deferred tax liabilities:
Purchase accounting adjustments	(278)	(333)
Unrealized gain on investment securities available for sale	-	(237)
Other	(277)	(247)

	(555)	(817)

Net Deferred Tax Asset	$5,158	$4,583

Note 11 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In Thousands, Except Per Share Data)

Net income	$5,159	$4,815
Preferred stock dividend	(261)	(448)

Income applicable to common shareholders	$4,898	$4,367

Weighted average common shares outstanding	8,041	7,950
Effect of dilutive securities, stock options	149	174

Weighted average common shares outstanding used to calculate diluted earnings per share	8,190	8,124

Basic earnings per common share	$0.61	$0.55

Diluted earnings per common share	$0.60	$0.54

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation were 202,000 and 345,000 for 2013 and 2012, respectively.

Note 12 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2022. Aggregate rent expense was $1,775,000 and $1,478,000 for the years ended December 31, 2013 and 2012, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2013 are as follows (in thousands):

2014	$1,273
2015	1,322
2016	1,300
2017	1,234
2018	1,088
Thereafter	2,346

$8,563

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

On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2013, the number of shares of Company common stock remaining and available for future issuance under the Plan is 250,275 after adjusting for subsequent stock dividends.

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

On September 16, 2013, the Company awarded an officer incentive stock options to purchase an aggregate of 10,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning September 17, 2014. These options were granted with an exercise price of $7.41 per share based upon the average trading price of Company’s common stock on the grant date.

On December 17, 2013, the Company awarded officers incentive stock options to purchase an aggregate of 36,600 shares of Company common stock. These options are scheduled to vest 20% per year over five years beginning December 17, 2014. These options were granted with an exercise price of $7.51 per share based upon the average trading price of Company’s common stock on the grant date.

Stock based compensation expense related to the stock option grants was approximately $143,000 and $158,000 for the years ended December 31, 2013 and 2012, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $349,000 as of December 31, 2013 and will be recognized over the subsequent 3.5 years.

Note 13 – Stock Option Plans (Continued)

The following table presents information regarding the Company’s outstanding options at and for the years ended December 31, 2013 and 2012:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, December 31, 2012		921,605		$6.95
Options granted		46,600		7.49
Options exercised		(116,677)		3.38
Options forfeited		(240,667)		8.76

Options outstanding, December 31, 2013		610,861		$6.95	5.2	$1,247,751
Options exercisable, December 31, 2013		402,713		$7.81	3.8	$834,106

Options price range at December 31, 2013	$3.01	to	$14.17

The total intrinsic value of stock options exercised was $378,000 and $76,000 during the years ended December 31, 2013 and 2012, respectively. Cash received from such exercises was $394,000 and $124,000, respectively. A tax benefit of $61,000 was recognized during the year ended December 31, 2013, as compared to $13,000 for the same period in 2012.

Note 13 – Stock Option Plans (Continued)

The following summarizes information about stock options outstanding at December 31, 2013:

			Options Outstanding
Range of Exercise Prices			Number Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$3.01	-	$3.83	244,405	5.3	$3.37
$5.19	-	$6.38	160,682	8.3	5.30
$7.23	-	$7.95	47,695	9.7	7.49
$9.37	-	$14.17	158,079	0.9	14.02

			610,861

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on December 17, 2013:

Dividend yield	1.08%
Expected volatility	28.66%
Risk-free interest rate	2.26%
Forfeiture rate	5.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.33

The following weighted average assumptions were used to estimate the fair value of the stock options granted on September 16, 2013:

Dividend yield	1.08%
Expected volatility	29.08%
Risk-free interest rate	2.27%
Forfeiture rate	0.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.33

The dividend yield assumption is based on the Company’s history and expectations of cash dividends. The expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the grants which is based on historical exercise experience.

Note 13 – Stock Option Plans (Continued)

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

On December 17, 2013, the Company awarded 5,892 shares of the Company’s restricted common stock. These awards are scheduled to vest 20% per year over five years beginning December 17, 2014.

Total unrecognized compensation cost related to restricted stock under the Plan was $44,000 as of December 31, 2013 and will be recognized over the subsequent 5.0 years. As of December 31, 2013, all restricted stock shares were unvested.

Compensation expense related to the restricted stock was to $11,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively, and is included in salaries and employee benefits on the statement of operations. An $8,000 reversal of compensation expense was recorded during the first quarter of 2012 due to the forfeiture of restricted stock. There was no deferred tax benefit recognized during years ended December 31, 2013 and 2012 related to the restricted stock compensation.

The following table summarizes information about restricted stock for the year ended December 31, 2013:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2012	17,909	$3.93
Restricted stock earned	(17,909)	(3.93)
Granted	5,892	7.51

Unvested at December 31, 2013	5,892	$7.51

Note 14 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Two River Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Two River Bancorp relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2013 were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2013 and 2012, loans to related parties amounted to $13,150,000 and $12,930,000 respectively. During 2013, new loans and advances to such related parties totaled $1,123,000 and repayments and other reductions aggregated $903,000.

The Bank paid $7,700 and $8,000 for the years ended December 31, 2013 and 2012, respectively, to two directors for certain services.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $155,124,000 and $122,905,000 at December 31, 2013 and 2012, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $5,344,000 and $4,195,000 at December 31, 2013 and 2012, respectively. The approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $5,344,000 and $4,195,000 at December 31, 2013 and 2012, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2013 and 2012.

Note 16 – Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets, and of Tier l capital to average assets. Management believes, as of December 31, 2013 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Two River Bancorp and the Bank’s actual capital amounts and ratios at December 31, 2013 and 2012 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes					To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars in Thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)
Two River Bancorp	$85,674	13.21%	$	>	51,884	>	8.00%	$		N/A		N/A
Two River Community Bank	85,284	13.15%		>	51,884	>	8.00%		>	64,855	>	10.00%

Tier 1 capital (to risk-weighted assets)
Two River Bancorp	77,802	11.99%		>	25,956	>	4.00%			N/A		N/A
Two River Community Bank	77,412	11.94%		>	25,934	>	4.00%		>	38,901	>	6.00%

Tier 1 capital (to average assets)
Two River Bancorp	77,802	10.40%		>	29,924	>	4.00%			N/A		N/A
Two River Community Bank	77,412	10.35%		>	29,918	>	4.00%		>	37,397	>	5.00%

As of December 31, 2012
Total capital (to risk-weighted assets)
Two River Bancorp	$80,835	13.28%	$	>	48,696	>	8.00%	$		N/A		N/A
Two River Community Bank	80,773	13.27%		>	48,695	>	8.00%		>	60,869	>	10.00%

Tier 1 capital (to risk-weighted assets)
Two River Bancorp	73,220	12.03%		>	24,346	>	4.00%			N/A		N/A
Two River Community Bank	73,159	12.02%		>	24,346	>	4.00%		>	36,519	>	6.00%

Tier 1 capital (to average assets)
Two River Bancorp	73,220	10.36%		>	28,270	>	4.00%			N/A		N/A
Two River Community Bank	73,159	10.35%		>	28,274	>	4.00%		>	35,343	>	5.00%

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Note 16 – Regulatory Matters (Continued)

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2013

Securities available for sale:

U.S. Government agency securities	$-	$3,451	$-	$3,451
Municipal securities	-	1,362	-	1,362
GSE: Residential mortgage-backed securities	-	14,519	-	14,519
U.S. Government collateralized residential mortgage obligations	-	19,352	-	19,352
Corporate debt securities, primarily financial institutions	-	4,074	-	4,074
CRA mutual fund	2,335	-	-	2,335

Total	$2,335	$42,758	$-	$45,093

At December 31, 2012

Securities available for sale:

Municipal securities	$-	$1,310	$-	$1,310
GSE: Residential mortgage-backed securities	-	20,374	-	20,374
U.S. Government collateralized residential mortgage obligations		22,996	-	22,996
Corporate debt securities, primarily financial institutions	-	3,627	28	3,655
CRA mutual fund	2,421	-	-	2,421

Total	$2,421	$48,307	$28	$50,756

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2013	2012
	(In Thousands)

Beginning balance, January 1	$28	$89
Total gains/(losses):
Included in earnings	-	(80)
Included in other comprehensive income	-	19
Reclassification adjustment for gain on sales of securities recognized in income	(28)	-

Ending Balance, December 31	$-	$28

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2013
Impaired loans with an allowance recorded	$-	$-	$5,536	$5,536
Impaired loans net of partial charge-offs	-	-	473	473
Foreclosed and repossessed assets	-	-	2,771	2,771

At December 31, 2012
Impaired loans with an allowance recorded	$-	$-	$6,246	$6,246
Foreclosed and repossessed assets	-	-	1,752	1,752

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At December 31, 2013, there were no discounts applied to appraisal values as all impaired appraisals were current. The liquidation expenses range from 7.0% to 16.0% (weighted average of 9.8%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Note 17 – Fair Value of Financial Instruments (Continued)

●

Other Real Estate Owned (“OREO”) and Repossessed Assets – Real estate properties acquired through, or in lieu of, loan foreclosure and repossessed assets pledged as collateral are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range and liquidation expenses for collateral adjustments to OREO and repossessed assets range from 6.7% to 35.0% (weighted average of 18.0%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2013, foreclosed and repossessed assets totaling $2,771,000 as compared to $1,752,000 at December 31, 2012, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and December 31, 2012:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In December 2013, the Company sold its one pooled trust preferred security. This security was classified as a Level 3 investment at December 31, 2012. Management’s best estimate of fair value consists of both internal and external support on the Level 3 investment. Internal cash flow models project expected future interest and principal receivables due to our security based on the application of assumptions, including default probabilities, on the underlying preferred securities. The models then apply the resulting distributions from the underlying securities through the liability model, according to the deal’s “priority of payments.” For fair value purposes, a present value formula is then applied to our security’s cash flows, steeply discounting the cash flows in accordance with the level of risk a reasonable market participant may demand for an investment such as ours. Due to the subordination of the security, discount margins contemplated in the valuation at December 31, 2012 ranged from Libor +15% to Libor +25%, with a midpoint of Libor +20%. The resultant fair values have been validated by means of comparison to indicative exit pricing obtained from broker/dealers (where available) were used to support the fair value of the Level 3 investment.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2013 and 2012.

Note 17 – Fair Value of Financial Instruments (Continued)

 The estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

	Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$47,865	$47,865	$47,865	$-	$-
Securities available for sale	45,093	45,093	2,335	42,758	-
Securities held to maturity	28,670	28,343	-	28,343	-
Restricted investments	3,278	3,278	-	-	3,278
Loans receivable	594,944	583,847	-	-	583,847
Accrued interest receivable	1,760	1,760	-	239	1,521

Financial liabilities:
Deposits	633,449	633,724	-	633,724	-
Securities sold under agreements to repurchase	18,440	18,440	-	18,440	-
Long-term debt	17,500	18,497	-	18,497	-
Accrued interest payable	66	66	-	66	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,546	$48,546	$48,546	$-	$-
Securities available for sale	50,756	50,756	2,421	48,307	28
Securities held to maturity	21,586	21,935	-	21,935	-
Restricted investments	3,040	3,040	-	-	3,040
Loans receivable	563,463	565,653	-	-	565,653
Accrued interest receivable	1,884	1,884	-	237	1,647

Financial liabilities:
Deposits	606,770	608,329	-	608,329	-
Securities sold under agreements to repurchase	16,710	16,710	-	16,710	-
Long-term debt	13,500	14,921	-	14,921	-
Accrued interest payable	70	70	-	70	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

Note 18 – Shareholders’ Equity

Small Business Lending Fund Preferred Stock. On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”), created as part of the Small Business Jobs Act. The SBLF provided Tier 1 capital to community banks with assets of $10 billion or less, and the terms of this capital contain incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 capital.

Dividend rates on the SBLF Preferred Shares were determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares”), previously issued to the Treasury under the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”). The TARP Preferred Shares, issued under TARP CPP, qualified as Tier 1.

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

Under the terms of the SBLF Preferred Shares, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least $54.4 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares (the “Tier 1 Dividend Threshold”).

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the quarters ended March 31, June 30, September 30 and December 31, 2013, the dividend rate on the SBLF Preferred Shares was 3.511%, 2.000%, and 1.000% for both September and December quarters, respectively, and will remain fixed at 1.000% for two years, when it will increase to 9.00%.

On January 24, 2013, the Company announced that the Board of Directors approved and authorized a share repurchase program (the “Repurchase Program”). The program authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, or approximately 399,200 shares based on the 7,983,778 shares outstanding as of December 31, 2012, provided that the aggregate amount that the Company could spend on such repurchases was limited to $2.2 million. A total of 76,712 shares for a total of $554,000 was spent under this program through December 31, 2013.

On January 24, 2014, the Company announced that its Board of Directors approved an extension of the Repurchase Program from January 24, 2014 to December 31, 2014. In extending the Repurchase Program, the Board of Directors has authorized the Company’s to spend up to an additional $2.0 million on the repurchase of stock.

Note 19 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Two River Bancorp, is as follows:

Condensed Balance Sheets

	December 31,
	2013	2012
	(In Thousands)
Assets
Cash and cash equivalents	$308	$114
Investments in subsidiaries	95,037	91,904
Other assets	113	25

Total assets	$95,458	$92,043

Liabilities and Shareholders’ Equity
Other liabilities	$31	$78
Shareholders’ equity	95,427	91,965

Total liabilities and shareholders’ equity	$95,458	$92,043

Condensed Statements of Operations

	December 31,
	2013	2012
	(In Thousands)

Other operating expenses	$154	$175

Loss before income taxes	(154)	(175)

Income tax expense	2	2

Loss before undistributed income of subsidiaries	(156)	(177)

Equity in undistributed income of subsidiaries	5,315	4,992

Net income	$5,159	$4,815

Preferred stock dividend	(261)	(448)

Income to common shareholders	$4,898	$4,367

Note 19 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2013	2012
	(In Thousands)
Cash flows from operating activities:
Net income	$5,159	$4,815
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,315)	(4,992)
Stock option compensation expense	154	175
Other, net	1,059	191

Net cash provided by operating activities	1,057	189

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from exercise of stock options	395	124
Tax benefit of stock options exercised	61	13
Proceeds from employee stock purchase program	44	46
Common stock repurchased	(554)	-
Cash dividends paid on common stock	(484)	-
Dividends paid on preferred stock	(325)	(448)

Net cash used in financing activities	(863)	(265)

Net increase (decrease) in cash and cash equivalents	194	(76)

Cash and cash equivalents at beginning of period	114	190

Cash and cash equivalents at end of year	$308	$114

Note 20 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2013 and 2012, on a quarterly basis, for Two River Bancorp. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,667	$7,473	$7,648	$7,528
Interest expense	909	918	942	1,030

Net interest income	6,758	6,555	6,706	6,498
Provision for loan losses	200	250	280	180

Net interest income after provision for loan losses	6,558	6,305	6,426	6,318
Non-interest income	636	681	567	821
Non-interest expense	4,974	4,797	5,105	5,304

Income before income taxes	2,220	2,189	1,888	1,835
Income taxes	806	809	683	675

Net income	1,414	1,380	1,205	1,160

Preferred stock dividends	(30)	(66)	(60)	(105)

Income available to common shareholders	$1,384	$1,314	$1,145	$1,055
Per common share data:
Basic earnings	$0.17	$0.16	$0.14	$0.13
Diluted earnings	$0.17	$0.16	$0.14	$0.13

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,761	$7,730	$7,608	$7,739
Interest expense	1,113	1,126	1,157	1,222

Net interest income	6,648	6,604	6,451	6,517
Provision for loan losses	430	330	270	350

Net interest income after provision for loan losses	6,218	6,274	6,181	6,167
Non-interest income	703	606	761	557
Non-interest expense	4,963	4,919	5,063	4,902

Income before income taxes	1,958	1,961	1,879	1,822
Income taxes	718	727	693	667

Net income	1,240	1,234	1,186	1,155

Preferred stock dividends & discount accretion	(130)	(31)	(150)	(137)

Income available to common shareholders	$1,110	$1,203	$1,036	$1,018
Per common share data:
Basic earnings	$0.14	$0.15	$0.13	$0.13
Diluted earnings	$0.14	$0.15	$0.13	$0.13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP

Date: March 31, 2014	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 31, 2014
Frank J. Patock, Jr.

/s/ CHARLES T. PARTON	Vice Chairman of the Board	March 31, 2014
Charles T. Parton

/s/ JAMES M. BOLLERMAN	Director	March 31, 2014
James M. Bollerman

/s/ ROBERT E. GREGORY	Director	March 31, 2014
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 31, 2014
Robert B. Grossman, MD

/s/ WILLIAM F. LaMORTE	Director	March 31, 2014
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 31, 2014
Joseph F.X. O’Sullivan

/s/ JOHN J. PERRI, JR. CPA	Director	March 31, 2014
John J. Perri, Jr. CPA

/s/ WILLIAM STATTER	Director	March 31, 2014
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 31, 2014
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Director	March 31, 2014
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 31, 2014
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 31, 2014
A Richard Abrahamian	(Principal Financial and Accounting Officer)

 INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013)

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013)

4.1		Specimen certificate representing the Registrant’s common stock, no par value per share

4.2

Specimen certificate representing the Registrant’s Senior Non-Cumulative Perpetual Stock, Series C, without par value (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

4.3

Shareholder Rights Agreement, dated as of July 20, 2011, between the Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

4.4		Form of Rights Certificate of the Registrant (incorporated by reference to Exhibit B to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

10.0	#	Two River Bancorp Employee Stock Purchase Plan (incorporated by referenced to Exhibit 4.3 to Registration Statement No. 333-172335 on Form S-8 filed with the SEC on February 18, 2011)

10.1	#

Amended and Restated Supplemental Executive Retirement Agreement between Two River Community Bank and William D. Moss dated July 1, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.2	#

Supplemental Executive Retirement Agreement between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-129638 on Form S-4 filed with the SEC on November 10, 2005 (the “S-4”))

10.3	#	Two River Community Bank 2003 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the S-4)

10.4	#	Two River Community Bank 2003 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.10 to the S-4)

10.5	#	Two River Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10.6	#

Form of Incentive Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2013)

10.7	#	Form of Non-Qualified Stock Option Agreement under 2007 Equity Incentive Plan

10.8

Securities Purchase Agreement, effective August 11, 2011, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

10.9	#

First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005, between Two River Community Bank and Alan B. Turner, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.10	#

Employment Agreement dated as of June 1, 2013, among the Registrant, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.11	#

Change in Control Agreement dated as of June 1, 2013, among the Registrant, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.12	#

Second Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated March 1, 2010 by and between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2013)

10.13	#

Third Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 between Two River Community Bank and Alan B. Turner, effective as of June 1, 2010 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.14	#

Change in Control Agreement, dated as of June 1, 2013, among the Registrant, Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.15	#	Form of Restricted Stock Agreement

10.16	#	Two River Community Bank 2013 Incentive Bonus Program (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.17	#

Fourth Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.18	#

First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

21	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP Independent Registered Public Accounting Firm

23.2	*	Consent of ParenteBeard LLC Independent Registered Public Accounting Firm

31.1	*	Certification of William D. Moss, President and Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of A. Richard Abrahamian, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*

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

* Filed herewith.

#     Management contract or compensatory plan or arrangement.