Form 10-Q
period 2014-03-31
TWO RIVER BANCORP
filed 2014-05-15
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 7,938,339 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$20,040	$16,003
Interest-bearing deposits in bank	35,071	31,862
Cash and cash equivalents	55,111	47,865

Securities available-for-sale	46,848	45,093
Securities held-to-maturity (fair value of $25,473 and $28,343 at March 31, 2014 and December 31, 2013, respectively)	25,608	28,670
Restricted investments, at cost	3,278	3,278
Loans	592,302	602,816
Allowance for loan losses	(7,567)	(7,872)
Net loans	584,735	594,944

OREO and repossessed assets	2,363	2,771
Bank-owned life insurance	16,504	16,389
Premises and equipment, net	4,405	4,232
Accrued interest receivable	1,719	1,760
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $1,991 and $1,963 at March 31, 2014 and December 31, 2013, respectively	115	143
Other assets	6,122	6,453
TOTAL ASSETS	$764,917	$769,707

LIABILITIES
Deposits:
Non-interest bearing	$124,041	$129,179
Interest bearing	503,818	504,270
Total Deposits	627,859	633,449

Securities sold under agreements to repurchase	18,780	18,440
Accrued interest payable	32	66
Long-term debt	17,500	17,500
Other liabilities	4,733	4,825
Total Liabilities	668,904	674,280

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at March 31, 2014, and December 31, 2013, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,122,571 and 8,113,080 at March 31, 2014 and December 31, 2013, respectively Outstanding – 7,935,459 and 8,036,368 at March 31, 2014 and December 31, 2013, respectively	72,264	72,191
Retained earnings	13,734	12,474
Treasury stock, at cost; 187,112 shares and 76,712 shares at March 31, 2014 and December 31, 2013, respectively	(1,416)	(554)
Accumulated other comprehensive loss	(569)	(684)
Total Shareholders' Equity	96,013	95,427

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$764,917	$769,707

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

     (in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Loans, including fees	$7,097	$7,140
Securities:
Taxable	256	261
Tax-exempt	113	107
Interest bearing deposits	14	20
Total Interest Income	7,480	7,528
INTEREST EXPENSE:
Deposits	735	902
Securities sold under agreements to repurchase	15	22
Borrowings	121	106
Total Interest Expense	871	1,030
Net Interest Income	6,609	6,498
PROVISION FOR LOAN LOSSES	283	180
Net Interest Income after Provision for Loan Losses	6,326	6,318
NON-INTEREST INCOME:
Service fees on deposit accounts	182	140
Other loan fees	192	201
Earnings from investment in life insurance	115	105
Net realized gain on sale of securities	-	153
Net gain on sale of SBA loans	160	85
Other income	122	137
Total Non-Interest Income	771	821
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,862	2,729
Occupancy and equipment	888	958
Professional	214	163
Insurance	80	77
FDIC insurance and assessments	122	117
Advertising	78	69
Data processing	95	152
Outside services fees	119	133
Amortization of identifiable intangibles	28	38
OREO and repossessed asset expenses, OREO impairment and sales, net	(139)	404
Loan workout expenses	88	95
Other operating	357	369
Total Non-Interest Expenses	4,792	5,304
Income before Income Taxes	2,305	1,835
INCOME TAX EXPENSE	855	675
Net Income	1,450	1,160
Preferred stock dividend	(30)	(105)
Income available to common shareholders	$1,420	$1,055
EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.13
Diluted	$0.17	$0.13
Weighted average common shares outstanding:
Basic	7,974	7,993
Diluted	8,154	8,175

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

     (in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$1,450	$1,160
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax benefit 2014: $0; 2013 $61	-	(92)
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2014: $70; 2013 ($66)	115	(101)
Unrealized gain on securities for which a portion of the impairment has been recognized in income, net of income tax 2014: $0; 2013: $3	-	4

Other comprehensive income (loss)	115	(189)

Total comprehensive income	$1,565	$971

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(dollar amounts in thousands)

		Common Stock				Accumulated
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Other Comprehensive Income(loss)	Total Shareholders’ Equity
Balance, January 1, 2014	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

Net income	-	-	-	1,450	-	-	1,450

Other comprehensive income	-	-	-	-	-	115	115

Dividends on preferred stock, Series C	-	-	-	(30)	-	-	(30)

Stock option compensation expense	-	-	45	-	-	-	45

Cash dividend ($0.02 per share)	-	-	-	(160)	-	-	(160)

Options exercised	-	3,020	15	-	-	-	15

Tax-benefit-exercised non-qualified stock options	-	-	2	-	-	-	2

Common stock repurchased	-	(110,400)	-	-	(862)	-	(862)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	1,471	11	-	-	-	11

Balance, March 31, 2014	$12,000	7,935,459	$72,264	$13,734	$(1,416)	$(569)	$96,013

Balance, January 1, 2013	$12,000	7,983,778	$71,537	$8,060	$-	$368	$91,965

Net income	-	-	-	1,160	-	-	1,160

Other comprehensive loss	-	-	-	-	-	(189)	(189)

Dividends on preferred stock, Series C	-	-	-	(105)	-	-	(105)

Stock option compensation expense	-	-	48	-	-	-	48

Options exercised	-	46,122	155	-	-	-	155

Tax-benefit-exercised non-qualified stock options	-	-	2	-	-	-	2

Employee stock purchase program	-	1,706	10	-	-	-	10

Balance, March 31, 2013	$12,000	8,031,606	$71,752	$9,115	$-	$179	$93,046

See notes to the unaudited consolidated financial statements

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$1,450	$1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	231
Provision for loan losses	283	180
Intangible amortization	28	38
Net amortization of securities premiums and discounts	46	79
Earnings from investment in life insurance	(115)	(105)
Net realized gain on sale of OREO and repossessed assets	(155)	-
Impairment on OREO	-	362
Stock based compensation expense	45	48
Net realized gain on sale of securities available-for-sale	-	(153)
Gain from sale of SBA loans	(160)	(85)
Decrease in assets:
Accrued interest receivable	41	99
Other assets	261	108
Decrease in liabilities:
Accrued interest payable	(34)	(18)
Other liabilities	(92)	(140)
Net cash provided by operating activities	1,731	1,804
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,993)	(6,305)
Purchase of securities held-to-maturity	(1,511)	(250)
Proceeds from repayments, calls and maturities of securities available-for-sale	1,389	1,317
Proceeds from repayments, calls and maturities of securities held to maturity	4,561	1,646
Proceeds from sales of securities available-for-sale	-	5,881
Proceeds from sale of SBA loans	2,091	955
Net decrease (increase) in loans	7,995	(8,308)
Purchases of premises and equipment	(306)	(142)
Improvements on OREO	(206)	-
Proceeds from sale of OREO and repossessed assets	769	-
Net cash provided by (used in) investing activities	11,789	(5,206)
Cash flows from financing activities:
Net decrease in deposits	(5,590)	(3,029)
Net increase in securities sold under agreements to repurchase	340	3,854
Cash dividends paid - preferred stock	(30)	(130)
Cash dividends paid – common stock	(160)	-
Proceeds from employee stock purchase plan	11	10
Proceeds from exercise of stock options	15	155
Common stock repurchased	(862)	-
Tax benefit of stock options exercised	2	2
Net cash (used in) provided by financing activities	(6,274)	862
Net increase (decrease) in cash and cash equivalents	7,246	(2,540)
Cash and cash equivalents – beginning	47,865	48,546
Cash and cash equivalents - ending	$55,111	$46,006
Supplementary cash flow information:
Interest paid	$905	$1,048
Income taxes paid	$450	$350

See notes to the unaudited consolidated financial statements

TWO RIVER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company,”) a bank holding company, formerly known as Community Partners Bancorp; and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”); Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Six LLC; and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC,”) including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 (the “2013 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU 2014-01: In January, 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity inflow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU is effective for the annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The implementation of ASU 2014-01 is not expected to have a material impact on our financial position or results of operation.

ASU 2014-04: In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014.The implementation of ASU 2014-01 is not expected to have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2013. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
Net income	$1,450	$1,160

Preferred stock dividend	(30)	(105)

Net income applicable to common shareholders	$1,420	$1,055

Weighted average common shares outstanding	7,974,220	7,993,596

Effect of dilutive securities and stock options	179,790	181,830

Weighted average common shares outstanding used to calculate diluted earnings per share	8,154,010	8,175,426

Basic earnings per common share	$0.18	$0.13
Diluted earnings per common share	$0.17	$0.13

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and, therefore, would not be included in the diluted earnings per common share calculation were 157,000 for the three month period ended March 31, 2014, as compared to 283,000 for the three month period ended March 31, 2013.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2014:

Securities available for sale:
U.S. Government agency securities	$4,972	$-	$(34)	$4,938
Municipal securities	1,344	14	-	1,358
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	15,780	65	(244)	15,601
U.S. Government collateralized residential mortgage obligations	18,965	79	(555)	18,489
Corporate debt securities, primarily financial institutions	4,308	15	(225)	4,098

	45,369	173	(1,058)	44,484
Community Reinvestment Act (“CRA”) mutual fund	2,409	-	(45)	2,364

	$47,778	$173	$(1,103)	$46,848

Securities held to maturity:
Municipal securities	$19,352	$335	$(148)	$19,539
GSE – Residential mortgage-backed securities	2,326	17	(51)	2,292
U.S. Government collateralized residential mortgage obligations	2,115	-	(18)	2,097
Corporate debt securities, primarily financial institutions	1,815	-	(270)	1,545

	$25,608	$352	$(487)	$25,473

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2013:

Securities available for sale:
U.S. Government agency securities	$3,500	$-	$(49)	$3,451
Municipal securities	1,347	18	(3)	1,362
GSE – Residential mortgage-backed securities	14,777	53	(311)	14,519
U.S. Government collateralized residential mortgage obligations	19,882	65	(595)	19,352
Corporate debt securities, primarily financial institutions	4,310	13	(249)	4,074

	43,816	149	(1,207)	42,758

CRA mutual fund	2,392	-	(57)	2,335

	$46,208	$149	$(1,264)	$45,093

Securities held to maturity:
Municipal securities	$23,819	$292	$(225)	$23,886
GSE – Residential mortgage-backed securities	2,377	10	(63)	2,324
U.S. Government collateralized residential mortgage obligations	660	-	(29)	631
Corporate debt securities, primarily financial institutions	1,814	-	(312)	1,502

	$28,670	$302	$(629)	$28,343

The amortized cost and fair value of the Company’s debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$780	$780	$9,330	$9,341
Due in one year through five years	5,472	5,439	2,306	2,380
Due in five years through ten years	1,521	1,508	4,192	4,286
Due after ten years	2,851	2,667	5,339	5,077

	10,624	10,394	21,167	21,084

GSE – Residential mortgage-backed securities	15,780	15,601	2,326	2,292
U.S. Government collateralized residential mortgage obligations	18,965	18,489	2,115	2,097

	$45,369	$44,484	$25,608	$25,473

The Company had no securities sales during the three months ended March 31, 2014 and twenty five securities sales during the three months ended March 31, 2013 totaling $5,881,000 in which the Company recorded a gross realized gain of $153,000.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S. Government collateralized residential mortgage obligations, totaling $27,321,000 and $28,188,000 at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014:	(in thousands)

Municipal securities	$4,365	$(143)	$258	$(5)	$4,623	$(148)
U.S. Government agency securities	3,500	(34)	-	-	3,500	(34)
GSE – Residential mortgage-backed securities	10,073	(295)	-	-	10,073	(295)
U.S. Government collateralized residential mortgage obligations	7,010	(115)	8,043	(458)	15,053	(573)
Corporate debt securities, primarily financial institutions	500	(1)	3,309	(494)	3,809	(495)
CRA mutual fund	2,309	(45)	-	-	2,309	(45)

Total Temporarily Impaired Securities	$27,757	$(633)	$11,610	$(957)	$39,367	$(1,590)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:	(in thousands)

U.S. Government agency securities	$3,451	$(49)	$-	$-	$3,451	$(49)
Municipal securities	14,570	(220)	250	(8)	14,820	(228)
GSE – Residential mortgage-backed securities	11,519	(374)	-	-	11,519	(374)
U.S. Government collateralized residential mortgage obligations	9,322	(368)	4,565	(256)	13,887	(624)
Corporate debt securities, primarily financial institutions	983	(17)	2,765	(544)	3,748	(561)
CRA mutual fund	2,292	(57)	-	-	2,292	(57)

Total Temporarily Impaired Securities	$42,137	$(1,085)	$7,580	$(808)	$49,717	$(1,893)

The Company had 49 securities in an unrealized loss position at March 31, 2014. In management’s opinion, the unrealized losses in U.S Government agencies, corporate debt, U.S. Government collateralized residential mortgage obligations, municipal and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of March 31, 2014, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2014. These four securities have an amortized cost value of $2.8 million and a fair value of $2.3 million at March 31, 2014.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2014 and December 31, 2013, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The components of the loan portfolio at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)

Commercial and industrial	$89,632	$98,289
Real estate – construction	82,651	83,060
Real estate – commercial	360,286	364,352
Real estate – residential	28,853	25,588
Consumer	31,669	32,413

	593,091	603,702
Allowance for loan losses	(7,567)	(7,872)
Unearned fees	(789)	(886)

Net Loans	$584,735	$594,944

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2014:			(In Thousands)

Commercial and industrial	$-	$30	$145	$175	$89,457	$89,632	$-
Real estate – construction	630	2,546	-	3,176	79,475	82,651	-
Real estate – commercial	7	442	6,068	6,517	353,769	360,286	-
Real estate – residential	416	-	579	995	27,858	28,853	-
Consumer	-	102	488	590	31,079	31,669	-

Total	$1,053	$3,120	$7,280	$11,453	$581,638	$593,091	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2013			(In Thousands)

Commercial and industrial	$673	$408	$17	$1,098	$97,191	$98,289	$-
Real estate – construction	5,483	1,647	225	7,355	75,705	83,060	-
Real estate – commercial	399	536	5,483	6,418	357,934	364,352	-
Real estate – residential	-	580	-	580	25,008	25,588	-
Consumer	22	-	284	306	32,107	32,413	-

Total	$6,577	$3,171	$6,009	$15,757	$587,945	$603,702	$-

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In Thousands)

Commercial and industrial	$145	$17
Real estate – construction	-	225
Real estate – commercial	6,068	5,483
Real estate – residential	579	-
Consumer	488	284

Total	$7,280	$6,009

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

The Company’s troubled debt restructured modifications are typically made on terms typically up to 12 months in order to aggressively monitor and track performance. The short-term modifications performances are monitored for continued payment performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification programs is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$515	$515
Real estate – construction	1	190	190
Real estate – commercial	4	2,319	2,319
Real estate – residential	-	-	-
Consumer	-	-	-

Total	7	$3,024	$3,024

	Three months ended March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$1,146	$1,146
Real estate – construction	1	389	389
Real estate – commercial	4	5,514	5,514
Real estate – residential	-	-	-
Consumer	-	-	-

Total	7	$7,049	$7,049

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

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of March 31, 2014, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recasted legal documents and/or forgiven any interest or principal.

As of March 31, 2014, loans modified in a troubled debt restructuring totaled $27.9 million, including $20.2 million that are current, $630,000 that are 30-59 days past due, $2.0 million that are 60-89 days past due and seven non-accrual loans totaling $5.1 million. As a result of our impairment evaluation, the Company established an allowance of $647,000 against seven loans classified as troubled debt restructuring as of March 31, 2014.

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted:	(Dollars in Thousands)

Commercial and industrial	1	$17
Real estate – construction	-	-
Real estate – commercial	3	2,543
Real estate – residential	-	-
Consumer	-	-

Total	4	$2,560

	Three months ended March 31, 2013

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted:	(Dollars in Thousands)

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	-	-
Consumer	1	145

Total	2	$2,753

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three months ended March 31, 2014, two real estate commercial loans totaling $2.5 million were placed on non-accrual status that were previously troubled debt restructured loans. The Company recorded charge-offs of $609,000 for these loans, which had been previously fully reserved. These loans were individually analyzed for impairment at the time of default and it was determined that the collateral was in excess of the combined outstanding principal and interest of the loans and therefore no additional specific reserve was recorded nor charge-off was taken. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the three months ended March 31, 2014 and at or for the year ended December 31, 2013:

	At or for the three months ended March 31, 2014
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014:	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$146	$146	$-	$146	$2
Real estate – construction	6,634	6,634	-	6,749	83
Real estate – commercial	10,937	11,398	-	11,130	88
Real estate – residential	972	972	-	974	10
Consumer	918	958	-	944	5

With an allowance recorded:
Commercial and industrial	$495	$495	$124	$531	$6
Real estate – construction	2,676	2,676	47	2,527	30
Real estate – commercial	7,652	7,986	476	7,802	73
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$641	$641	$124	$677	$8
Real estate – construction	9,310	9,310	47	9,276	113
Real estate – commercial	18,589	19,384	476	18,932	161
Real estate – residential	972	972	-	974	10
Consumer	918	958	-	944	5

	$30,430	$31,265	$647	$30,803	$297

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At year end December 31, 2013
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2013

With no related allowance recorded:
Commercial and industrial	$147	$147	$-	$152	$7
Real estate – construction	6,786	6,786	-	5,703	275
Real estate – commercial	15,160	15,346	-	15,464	536
Real estate – residential	395	395	-	395	2
Consumer	477	477	-	483	8

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – commercial	6,165	6,165	832	6,330	221
Real estate – residential	-	-	-	-	-
Consumer	243	243	40	244	10

Total:
Commercial and industrial	$147	$147	$-	$152	$7
Real estate – construction	6,786	6,786	-	5,703	275
Real estate – commercial	21,325	21,511	832	21,794	757
Real estate – residential	395	395	-	395	2
Consumer	720	720	40	727	18

	$29,373	$29,559	$872	$28,771	$1,059

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014:	(In Thousands)

Commercial and industrial	$88,674	$507	$451	$-	$89,632
Real estate – construction	73,195	-	9,456	-	82,651
Real estate – commercial	339,549	8,378	12,359	-	360,286
Real estate – residential	28,172	-	681	-	28,853
Consumer	30,739	40	890	-	31,669

Total	$560,329	$8,925	$23,837	$-	$593,091

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013	(In Thousands)

Commercial and industrial	$97,299	$531	$459	$-	$98,289
Real estate – construction	73,810	-	9,250	-	83,060
Real estate – commercial	343,912	6,384	14,056	-	364,352
Real estate – residential	25,485	-	103	-	25,588
Consumer	31,590	135	688	-	32,413

Total	$572,096	$7,050	$24,556	$-	$603,702

The following tables present the balance in the allowance for loan losses at March 31, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
March 31, 2014:			(In Thousands)

Commercial and industrial	$1,079	$124	$955	$89,632	$641	$88,991
Real estate – construction	1,489	47	1,442	82,651	9,310	73,341
Real estate – commercial	4,143	476	3,667	360,286	18,589	341,697
Real estate – residential	217	-	217	28,853	972	27,881
Consumer	538	-	538	31,669	918	30,751
Unallocated	101	-	101	-	-	-

Total	$7,567	$647	$6,920	$593,091	$30,430	$562,661

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2013:			(In Thousands)

Commercial and industrial	$1,052	$-	$1,052	$98,289	$147	$98,142
Real estate – construction	1,494	-	1,494	83,060	6,786	76,274
Real estate – commercial	4,407	832	3,575	364,352	21,325	343,027
Real estate – residential	190	-	190	25,588	395	25,193
Consumer	594	40	554	32,413	720	31,693
Unallocated	135	-	135	-	-	-

Total	$7,872	$872	$7,000	$603,702	$29,373	$574,329

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the second quarter of 2013, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loans within the allowance for loan losses as of March 31, 2013 were reclassified to conform to the March 31, 2014 presentation.

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2014 and 2013:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$1,052	$4,407	$1,494	$190	$594	$135	$7,872
Charge-offs	-	(609)	-	-	(40)	-	(649)
Recoveries	40	-	-	20	1	-	61
Provision	(13)	345	(5)	7	(17)	(34)	283

Ending balance, March 31, 2014	$1,079	$4,143	$1,489	$217	$538	$101	$7,567

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,354	$3,791	$1,720	$217	$740	$162	$7,984
Charge-offs	(170)	-	-	(60)	-	-	(230)
Recoveries	261	-	-	-	-	-	261
Provision	(151)	(35)	375	34	(48)	5	180

Ending balance, March 31, 2013	$1,294	$3,756	$2,095	$191	$692	$167	$8,195

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2014, the number of shares of Company common stock remaining and available for future issuance under the Plan is 257,584 after adjusting for subsequent stock dividends.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code,”) or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees.

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

During the first quarter of 2014, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to the stock option grants was approximately $42,000 and $42,000 during the three months ended March 31, 2014 and 2013, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $306,000 as of March 31, 2014 and will be recognized over the subsequent 3.4 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2014:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	610,861	$6.95
Options granted	-	-
Options exercised	(3,020)	4.97
Options forfeited	(7,309)	6.34
Options outstanding, March 31, 2014	600,532	$6.97	5.0	$1,567,739
Options exercisable, March 31, 2014	435,610	$7.46	3.5	$1,183,773
Option price range at March 31, 2014	$3.01 to $14.17

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The total intrinsic value of options exercised during the three months ended March 2014 and 2013 was $8,000 and $132,000, respectively. Cash received from such exercises was $15,000 and $155,000, respectively. There was a $2,000 tax benefit recognized during the three months ended March 31, 2014 and 2013, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

On January 24, 2014, the Company awarded 5,000 shares of the Company’s restricted common stock. These awards are scheduled to vest 20% per year over five years beginning January 24, 2015.

Total unrecognized compensation cost related to restricted stock options under the Plan as of March 31, 2014 and 2013, was $78,000 and $5,000, respectively, and will be recognized over the subsequent 4.8 years. As of March 31, 2014, all restricted stock shares were unvested.

For the three month period ended March 31, 2014, the Company recorded $3,000 expense for stock based compensation expense as compared to a $6,000 for the three month period ended March 31, 2013, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month periods ended March 31, 2014 and 2013 related to the restricted stock compensation.

The following table summarizes information about restricted stock at March 31, 2014 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2013	5,892	$7.51
Restricted stock granted	5,000	7.50
Unvested at March 31, 2014	10,892	$7.51

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2014, the Company had $5,719,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of March 31, 2014 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at March 31, 2014 and December 31, 2013, respectively, as follows:

	March 31,	December 31,		Original
	2014	2013	Rate	Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$17,500	$17,500	2.79%

The Company has unsecured lines of credit totaling $17,000,000 with two financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at March 31, 2014 and December 31, 2013.

The Company has a remaining borrowing capacity with the FHLB of approximately $58,420,000 based on $75,920,000 loans pledged at March 31, 2014. There were no short-term borrowings from the FHLB at March 31, 2014 and December 31, 2013.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At March 31, 2014	(in thousands)

Securities available for sale:
U.S. Government agency securities	$-	$4,938	$-	$4,938
Municipal securities	-	1,358	-	1,358
GSE: Residential mortgage-backed securities	-	15,601	-	15,601
U.S. Government collateralized residential mortgage obligations	-	18,489	-	18,489
Corporate debt securities, primarily financial institutions	-	4,098	-	4,098
CRA mutual fund	2,364	-	-	2,364

Total	$2,364	$44,484	$-	$46,848

At December 31, 2013

Securities available for sale:
U.S. Government agency securities	$-	$3,451	$-	$3,451
Municipal securities	-	1,362	-	1,362
GSE: Residential mortgage-backed securities	-	14,519	-	14,519
U.S. Government collateralized residential mortgage obligations	-	19,352	-	19,352
Corporate debt securities, primarily financial institutions	-	4,074	-	4,074
CRA mutual fund	2,335	-	-	2,335

Total	$2,335	$42,758	$-	$45,093

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2014	2013
	(in thousands)

Beginning balance, January 1,	$-	$28
Total gains/(losses):
Included in other comprehensive income	-	7

Ending balance, March 31,	$-	$35

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2014
Impaired loans with an allowance recorded	$-	$-	$10,177	$10,177
Impaired loans net of partial charge-offs	-	-	3,198	3,198
Other real estate owned	-	-	2,363	2,363

At December 31, 2013
Impaired loans with an allowance recorded	$-	$-	$5,536	$5,536
Impaired loans net of partial charge-offs	-	-	473	473
Foreclosed and repossessed assets	-	-	2,771	2,771

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2014.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At March 31, 2014, there were no discounts applied to appraisal values as all impaired appraisals were correct and current. The liquidation expenses range from 5.0% to 8.0% (weighted average of 5.7%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

●

Other Real Estate Owned (“OREO”) and Repossessed Assets – Real estate properties acquired through, or in lieu of, loan foreclosure and repossessed assets pledged as collateral are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO and repossessed assets ranges from 6.7% to 16.5% (weighted average of 10.4%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2014, foreclosed and repossessed assets totaling $2,363,000 as compared to $2,771,000 at December 31, 2013, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2014 and December 31, 2013, there were no Level 3 securities.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2014 and December 31, 2013.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at March 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$55,111	$55,111	$55,111	$-	$-
Securities available for sale	46,848	46,848	2,364	44,484	-
Securities held to maturity	25,608	25,473	-	25,473	-
Restricted stock	3,278	3,278	-	-	3,278
Loans receivable	584,735	573,480	-	-	573,480
Accrued interest receivable	1,719	1,719	-	240	1,479

Financial liabilities:
Deposits	627,859	627,936	-	627,936	-
Securities sold under agreements to repurchase	18,780	18,780	-	18,780	-
Long-term debt	17,500	18,464	-	18,464	-
Accrued interest payable	32	32	-	32	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$47,865	$47,865	$47,865	$-	$-
Securities available for sale	45,093	45,093	2,335	42,758	-
Securities held to maturity	28,670	28,343	-	28,343	-
Restricted stock	3,278	3,278	-	-	3,278
Loans receivable	594,944	583,847	-	-	583,847
Accrued interest receivable	1,760	1,760	-	239	1,521

Financial liabilities:
Deposits	633,449	633,724	-	633,724	-
Securities sold under agreements to repurchase	18,440	18,440	-	18,440	-
Long-term debt	17,500	18,497	-	18,497	-
Accrued interest payable	66	66	-	66	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

NOTE 11 – SHAREHOLDERS’ EQUITY

Small Business Lending Fund Preferred Stock. On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF,”) created as part of the Small Business Jobs Act. The SBLF provided Tier 1 capital to community banks with assets of $10 billion or less, and the terms of this capital contain incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 capital.

Dividend rates on the SBLF Preferred Shares were determined by the bank’s lending practices with small business loans. The Company used a portion of the proceeds of the SBLF funds to redeem the full $9.0 million of its outstanding shares of Senior Preferred Stock, Series A, (the “TARP Preferred Shares,”) previously issued to the Treasury under the Troubled Asset Relief Program Capital Purchase Plan (“TARP CPP”). The TARP Preferred Shares, issued under TARP CPP, qualified as Tier 1.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015 for the Bank and the Company. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

The Company and the Bank continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

On January 24, 2013, as amended January 24, 2014, the Board of Directors has authorized a share repurchase program to repurchase up to (a) 5% of its outstanding shares of the Company’s common stock, or approximately 399,200 shares based on the number of shares of common stock outstanding as of December 31, 2012, through January 23, 2014; provided that the aggregate amount that the Company could spend on the repurchase program during this period could not exceed $2.2 million, and (b) $2.0 million of the Company’s common stock from January 24, 2014 though its expiration on December 31, 2014.  Since its commencement on January 24, 2013, a total of 187,112 shares for a total of approximately $1.4 million through March 31, 2014 has been repurchased under this program.

NOTE 12 – SUBSEQUENT EVENT

On April 16, 2014, the Board of Directors declared a 50% increase in its quarterly cash dividend to $0.03 per share to common shareholders of record at the close of business on May 9, 2014, payable on May 30, 2014.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2013 Form 10-K and in this Form 10-Q.

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

 Other Real Estate Owned. Other Real Estate Owned (“OREO”) and Repossessed Assets include real estate and assets pledged as collateral acquired through foreclosure or by deed in lieu of foreclosure. OREO and repossessed assets are carried at the lower of cost or fair value of the property and underlying collateral, adjusted by management for factors such as economic conditions and other market factors, less estimated costs to sell. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO and repossessed assets are periodically reviewed to ensure that the fair value of the property and underlying collateral support the carrying value.

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

Overview

The Company reported income to common shareholders of $1.4 million for the three months ended March 31, 2014, compared to $1.1 million, for the same period in 2013, an increase of $365,000, or 34.6%. Basic and diluted earnings per common share after preferred stock dividends were $0.18 and $0.17, respectively, for the quarter ended March 31, 2014 as compared to $0.13 for the same period in 2013. The annualized return on average assets was at 0.78% for the three months ended March 31, 2014 as compared to 0.64% for the same period in 2013. The annualized return on average shareholders’ equity was at 6.13% for the three month period ended March 31, 2014 as compared to 5.08% for the three month period ended March 31, 2013. Tangible book value per common share rose to $8.29 at March 31, 2014 as compared to $7.81 at March 31, 2013, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $111,000, or 1.7%, for the quarter ended March 31, 2014 from the same period in 2013. Average earning assets totaled $700.4 million, an increase of $21.8 million, or 3.2%, from the quarter ended March 31, 2013, primarily due to an increase in the loan portfolio. The Company reported a net interest margin of 3.83% for the quarter ended March 31, 2014, a decrease of 5 basis points when compared to the 3.88% reported for the quarter ended March 31, 2013 but an increase of 4 basis points when compared to the 3.79% for the quarter ended December 31, 2013. The decline in the year to year comparison was primarily the result of the maturity, prepayment or contractual repricing of loans in this extended period of low interest rates. The increase for the three months ended March 31, 2014 was due primarily to a lower cash liquidity position resulting from a decline in average deposits.

The provision for loan losses for the three months ended March 31, 2014 was $283,000, as compared to a provision for loan losses of $180,000 for the corresponding 2013 period. The increase in our provision was primarily due to higher specific reserves required on certain impaired loans. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2013 period considered the same factors.

Non-interest income for the quarter ended March 31, 2014 totaled $771,000, a decrease of $50,000, or 6.1%, compared to the same period in 2013. The decrease was primarily due to no net gains from securities sales in the first quarter of 2014 as compared to $153,000 during the same period in 2013, a $28,000 decrease in residential loan origination fees due to lower than expected origination volume, a $13,000 decrease in ATM and debit card fees and a $9,000 decrease in other loan fees. These decreases were partially offset by an increase of $75,000 in SBA loan sales, a $42,000 increase in service fees on deposit accounts and a $10,000 increase in bank-owned life insurance.

Non-interest expense for the quarter ended March 31, 2014 totaled $4.8 million, a decrease of $512,000, or 9.7%, compared to the same period in 2013. The decrease was primarily due to a $550,000 net decrease in OREO and repossessed asset expenses, impairments and sales, and loan workout expenses. During the first quarter of 2014, OREO and repossessed assets totaling $614,000 were sold for a net gain of $155,000 while in the first quarter of 2013, $362,000 of charge-offs were taken on two OREO properties. Additionally, occupancy expenses were lower by $70,000 primarily resulting from expense savings relating to the closure of two branches in June 2013, a decrease of $57,000 in data processing fees and a $14,000 decrease in outside service fees. These decreases were partially offset by an increase of $133,000 in salary and benefits expenses due primarily to annual merit increases and an increase of $51,000 in audit and professional fees.

Total assets at March 31, 2014 were $764.9 million, a decrease of 0.6% from $769.7 million as of December 31, 2013. Total loans at March 31, 2014 were $592.3 million, a decrease of 1.7% compared to $602.8 million recorded at December 31, 2013. Total deposits were $627.9 million at March 31, 2014, a decrease of 0.9% from the $633.4 million at December 31, 2013. Core checking deposits at March 31, 2014 decreased $8.8 million, or 3.6%, when compared to year-end 2013, while savings accounts, inclusive of money market deposits, increased 1.2%. Conversely, higher cost time deposits decreased 0.6% from this same period.

At March 31, 2014, the Company’s allowance for loan losses was $7.6 million, compared with $7.9 million at December 31, 2013. The allowance for loan losses as a percentage of total loans at March 31, 2014 was 1.28%, compared with 1.31% at December 31, 2013. Non-performing assets at March 31, 2014, as a percentage of total assets were 1.22%, an increase from 1.14% at December 31, 2013. Non-performing assets increased to $9.3 million at March 31, 2014 as compared to $8.8 million at December 31, 2013.

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

The following table provides information on our performance ratios for the dates indicated.

	(Annualized) For the Three months ended March 31,
	2014	2013
Return on average assets	0.78%	0.64%
Return on average tangible assets (1)	0.79%	0.66%
Return on average shareholders' equity	6.13%	5.08%
Return on average tangible shareholders' equity (1)	7.57%	6.33%
Net interest margin	3.83%	3.88%
Average equity to average assets	12.65%	12.60%
Average tangible equity to average tangible assets (1)	10.50%	10.36%

(1)   The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:

	For the Three months ended March 31,
	2014	2013

Total shareholders’ equity	$96,013	$93,046
Less: preferred stock	(12,000)	(12,000)

Common shareholders’ equity	$84,013	$81,046

Common shares outstanding	7,935	8,032

Book value per common share	$10.59	$10.09

Book value per common share	$10.59	$10.09
Effect of intangible assets	(2.30)	(2.28)
Tangible book value per common share	8.29	7.81

Return on average assets	0.78%	0.64%
Effect of intangible assets	0.01%	0.02%
Return on average tangible assets	0.79%	0.66%

Return on average equity	6.13%	5.08%
Effect of average intangible assets	1.44%	1.25%
Return on average tangible equity	7.57%	6.33%

Average equity to average assets	12.65%	12.60%
Effect of average intangible assets	(2.15%)	(2.24%)
Average tangible equity to average tangible assets	10.50%	10.36%

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

Three months ended March 31, 2014 compared to March 31, 2013

Net Interest Income

Net interest income increased by $111,000, or 1.7%, to $6.6 million for the three months ended March 31, 2014 compared to $6.5 million for the corresponding period in 2013. Average interest earning assets for the first quarter 2014 were $700.4 million, an increase of $21.8 million, or 3.2%, from $678.6 million for the same period in 2013, primarily due to an increase in the loan portfolio. The net interest margin and net interest spread decreased to 3.83% and 3.67%, respectively, for the three months ended March 31, 2014 from 3.88% and 3.70%, respectively, for the three months ended March 31, 2013, primarily resulting from the maturity, prepayment or contractual repricing of loans in this extended period of low interest rates.

Total interest income for the three months ended March 31, 2014 decreased by $48,000, or 0.6%. The decrease in interest income was primarily due to a rate related decrease in interest income of $406,000, partially offset by a volume related increase in interest income of $358,000 for the first quarter of 2014 as compared to the same prior year period.

Interest and fees on loans decreased $43,000, or 0.6%, to $7.1 million for the three months ended March 31, 2014 compared to $7.1 million for the corresponding period in 2013. Rate related decreases equaled $405,000, partially offset by a volume-related increase of $362,000. The average balance of the loan portfolio for the three months ended March 31, 2014 increased by $29.0 million, or 5.1%, to $600.8 million from $571.8 million for the corresponding period in 2013. The average annualized yield on the loan portfolio was 4.79% for the quarter ended March 31, 2014 compared to 5.06% for the quarter ended March 31, 2013. This decline is due to the current prolonged low interest rate environment, which has continued to exert pressure on asset yields. Additionally, an aggregate of $47,000 of interest income and late fee reversals were recorded on loans that were transferred into non-accrual status during the first quarter of 2013. The average balance of total non-accrual loans, which amounted to $5.9 million and $7.2 million at March 31, 2014 and 2013, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on interest bearing deposits was $14,000 for the three months ended March 31, 2014, representing a decrease of $6,000, or 30.0%, from $20,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, interest bearing deposits had an average balance of $24.6 million and an average annualized yield of 0.23% as compared to an average balance of $32.0 million and an average annualized yield of 0.25% for the same period in 2013.

Interest income on investment securities totaled $369,000 for the three months ended March 31, 2014 compared to $368,000 for the three months ended March 31, 2013, an increase of $1,000, or 0.3%. This increase was attributable to an increase in volume related activity. For the three months ended March 31, 2014, investment securities had an average balance of $75.0 million with an average annualized yield of 1.97% compared to an average balance of $74.8 million with an average annualized yield of 1.97% for the three months ended March 31, 2013.

Interest expense on interest-bearing liabilities amounted to $871,000 for the three months ended March 31, 2014 compared to $1.0 million for the corresponding period in 2013, a decrease of $159,000, or 15.4%. This decrease in interest expense was comprised of a $169,000 rate-related decrease primarily resulting from lower deposit rates partially offset by a $10,000 volume-related increase.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $535.7 million for the three months ended March 31, 2014 from $523.0 million for the same period last year, an increase of $12.7 million, or 2.4%. Our average NOW accounts increased $18.2 million from $90.8 million with an average annualized rate of 0.46% during the first quarter of 2013, to $109.0 million with an average annualized rate of 0.44% during the first quarter of 2014. Our average savings deposits increased by $5.8 million over this same period while the average annualized rate declined by 16 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $2.4 million over this same period while the average annualized rate declined by 11 basis points and a decrease of $12.0 million in average certificate balances while the average annualized rate declined by 12 basis points. During the first quarter of 2014, our average demand deposits totaled $121.8 million, an increase of $8.8 million, or 7.8%, over the same period last year. For the three months ended March 31, 2014, the average annualized cost for all interest-bearing liabilities was 0.66%, compared to 0.80% for the three months ended March 31, 2013, a decrease of 14 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2014 were $18.1 million, with an average interest rate of 0.34%, compared to $19.2 million, with an average interest rate of 0.47%, for the first quarter of 2013.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2014 was $17.5 million as compared to $13.5 million for the same period in 2013, with an average interest rate of 2.80% and 3.18%, respectively.

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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$24,610	$14	0.23%	$32,038	$20	0.25%
Investment securities	75,014	369	1.97%	74,802	368	1.97%
Loans, net of unearned fees (1) (2)	600,814	7,097	4.79%	571,766	7,140	5.06%

Total Interest Earning Assets	700,438	7,480	4.33%	678,606	7,528	4.50%

Non-Interest Earning Assets:
Allowance for loan losses	(8,003)			(8,119)
All other assets	65,942			63,459

Total Assets	$758,377			$733,946

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$109,018	118	0.44%	$90,772	104	0.46%
Savings deposits	234,883	271	0.47%	229,084	358	0.63%
Money market deposits	72,098	29	0.16%	74,455	50	0.27%
Time deposits	84,139	317	1.53%	96,050	390	1.65%
Repurchase agreements	18,098	15	0.34%	19,161	22	0.47%
FHLB-term borrowings	17,500	121	2.80%	13,500	106	3.18%

Total Interest Bearing Liabilities	535,736	871	0.66%	523,022	1,030	0.80%

Non-Interest Bearing Liabilities:
Demand deposits	121,784			113,017
Other liabilities	4,910			5,271

Total Non-Interest Bearing Liabilities	126,694			118,288

Shareholders' Equity	95,947			92,636

Total Liabilities and Shareholders' Equity	$758,377			$733,946

NET INTEREST INCOME		$6,609			$6,498

NET INTEREST SPREAD (3)			3.67%			3.70%

NET INTEREST MARGIN (4)			3.83%			3.88%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2014
	Compared to Three Months Ended
	March 31, 2013

	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(5)	$(1)	$(6)
Investment securities	1	-	1
Loans	362	(405)	(43)

Total Interest Income	358	(406)	(48)

Interest Paid On:
NOW deposits	21	(7)	14
Savings deposits	9	(96)	(87)
Money market deposits	(2)	(19)	(21)
Time deposits	(48)	(25)	(73)
Repurchase agreements	(1)	(6)	(7)
Long-term debt	31	(16)	15

Total Interest Expense	10	(169)	(159)

Net Interest Income	$348	$(237)	$111

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2014 was $283,000, as compared to a provision for loan losses of $180,000 for the corresponding 2013 period. The increase of $103,000 in our provision was due primarily due to higher specific reserves required on certain impaired loans. The $283,000 provision for three months ended March 31, 2014 was driven by a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and increased loan activity. The provision for the comparable 2013 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.6 million, or 1.28% of total loans at March 31, 2014, as compared to $7.9 million, or 1.31% at December 31, 2013. The decrease of $305,000 in the allowance for loan losses is primarily due to $649,000 in charge-offs that were previously reserved for, partially offset by the additional $283,000 provision recorded during the first quarter of 2014 and $61,000 in recoveries.

In management’s opinion, the level of allowance for loan losses, totaling $7.6 million at March 31, 2014, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2014, non-interest income amounted to $771,000 compared to $821,000 for the corresponding period in 2013. The decrease of $50,000, or 6.1%, was primarily due to no gains from securities sales in the first quarter of 2014 as compared to $153,000 during the same period in 2013, a $28,000 decrease in residential loan origination fees due to lower than expected volume, a $13,000 decrease in ATM and debit card fees and a $9,000 decrease in other loan fees. These decreases were partially offset by an increase of $75,000 in SBA loan sales, a $42,000 increase in service fees on deposit accounts and a $10,000 increase in bank-owned life insurance.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2014 decreased $512,000 or 9.7%, to $4.8 million compared to $5.3 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease of $550,000 in OREO and repossessed asset expenses, impairments and sales, and loan workout expenses. During the first quarter of 2014, OREO and repossessed assets totaling $614,000 were sold for a net gain of $155,000 while in the first quarter of 2013, $362,000 of charge-offs were taken on two OREO properties. Additionally, occupancy expenses were lower by $70,000 primarily resulting from the expense savings relating to the closure of two branches in June 2013, a decrease of $57,000 in data processing fees and a $14,000 decrease in outside service fees. These decreases were partially offset by an increase of $133,000 in salary and benefits primarily due to annual merit increases and an increase of $51,000 in professional fees.

Income Taxes

The Company recorded income tax expense of $855,000 for the three months ended March 31, 2014 compared to $675,000 for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 and 2013 was 37.1% and 36.8%, respective.

FINANCIAL CONDITION

Assets

At March 31, 2014, our total assets were $764.9 million, a decrease of $4.8 million, or 0.6%, over total assets of $769.7 million at December 31, 2013. At March 31, 2014, our total loans were $592.3 million, a decrease of $10.5 million, or 1.7%, from the $602.8 million reported at December 31, 2013. Investment securities, including restricted stock, were $75.7 million at March 31, 2014 as compared to $77.0 million at December 31, 2013, a decrease of $1.3 million, or 1.7%. At March 31, 2014, cash and cash equivalents totaled $55.1 million compared to $47.9 million at December 31, 2013, an increase of $7.2 million, or 15.0%. The increase in our cash and cash equivalents is primarily due to the lower than expected loan growth as well as large unexpected loan payoffs. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both March 31, 2014 and December 31, 2013.

Liabilities

Total deposits decreased $5.6 million, or 0.9%, to $627.8 million at March 31, 2014, from $633.4 million at December 31, 2013. Deposits are the Company’s primary source of funds. Even though deposits decreased during the three months ended March 31, 2014 due primarily to seasonal cash flow needs, the Company’s strategic initiative continues to be to grow market share through core deposit relationships. The Company anticipates loan demand increases during 2014 and will depend on the expansion and maturation of our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to raise the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $75.7 million at March 31, 2014 compared to $77.0 million at December 31, 2013, a decrease of $1.3 million, or 1.7%. During the three months ended March 31, 2014, investment securities purchases amounted to $4.5 million, while repayments, calls and maturities amounted to $6.0 million. There were no investment securities sales during the first quarter of 2014 as compared to $5.9 million of sales in the same period in 2013, in which the Company recorded a net gain on sale of $153,000.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE,”) such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2014, the Company maintained $17.9 million of GSE mortgage-backed securities in the investment portfolio and $20.6 million of U.S. Government collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities. These securities have an amortized cost value of $2.8 million and a fair value of $2.3 million at March 31, 2014. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2014, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2014 and December 31, 2013.

	March 31,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$89,632	15.1%	$98,289	16.3%
Real estate – construction	82,651	14.0%	83,060	13.8%
Real estate – commercial	360,286	60.8%	364,352	60.4%
Real estate – residential	28,853	4.9%	25,588	4.2%
Consumer	31,669	5.3%	32,413	5.4%
Unearned fees	(789)	(0.1%)	(886)	(0.1%)
Total loans	$592,302	100.0%	$602,816	100.0%

For the three months ended March 31, 2014, total loans decreased by $10.5 million, or 1.7%, to $592.3 million from $602.8 million at December 31, 2013. The decline was due to several large unanticipated loan payoffs, delayed closings and natural amortization in the portfolio. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2014, recognized that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the second quarter of 2014, we replaced our current New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate three LPOs in the Freehold, Summit and Piscataway, New Jersey markets. All of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

Commercial and industrial loans decreased $8.7 million, or 8.9%, to $89.6 million at March 31, 2014 from $98.3 million at December 31, 2013, primarily due to pay-downs on outstanding lines of credits. Real estate commercial loans decreased $4.1 million, or 1.1%, to $360.3 million at March 31, 2014 from $364.4 million at December 31, 2013, primarily due to unanticipated payoffs. Real estate construction loans decreased by $409,000, or 0.5%, to $82.7 million at March 31, 2014 from $83.1 million at December 31, 2013 while consumer loans decreased $744,000, or 2.3%, to $31.7 million at March 31, 2014 from $32.4 million at December 31, 2013. These decreases were partially offset by an increase in real estate residential loans, which increased $3.3 million, or 12.9% to $28.9 million at March 31, 2014 from $25.6 million at December 31, 2013.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses is adequate to cover known and potential losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, land development and construction of real estate projects mainly in the Union and Monmouth County, New Jersey market area. The Company currently has four LPO’s in Monmouth, Middlesex and Union Counties, all of which are in-line with the Company’s growth strategy of expanding our footprint into key markets. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset-management strategies reflect the type and quality of assets being underwritten and originated.

The Company continues to be proactive in identifying troubled credits, to record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times. We closely monitor local and regional real estate markets and other risk factors related to our loan portfolio.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans and the financial results of some of those loans which may be adversely impacted by changes in the prevailing economic conditions, either nationally or in our local market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration includes whether there has been material deterioration in the following factors: the performance of the project; conditions of the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment. A new appraisal may not be necessary in all instances where an internal evaluation is used to appropriately updates the original appraisal assumptions reflecting current market conditions along with providing an estimate of the collateral’s fair market value for impairment analysis testing.

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

At March 31, 2014 and December 31, 2013, the Company had $6.9 million and $6.0 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At March 31, 2014 and December 31, 2013, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$145	$17
Real estate-construction	-	225
Real estate-commercial	6,068	5,483
Real estate – residential	579	-
Consumer	488	284

Total Non-Accrual Loans	7,280	6,009

Loans 90 days or more past due and still accruing	-	-

Total Non-Performing Loans	7,280	6,009

Other Real Estate Owned	2,363	2,771

Total Non-Performing Assets	$9,643	$8,780

Ratios:

Non-Performing loans to total loans	1.23%	1.00%

Non-Performing assets to total assets	1.26%	1.14%

Troubled Debt Restructured Loans:
Performing	$22,813	$23,021
Non-performing (included in non-performing assets above)	5,118	2,355

Total non-performing loans increased by $931,000 from December 31, 2013. At March 31, 2014, eleven loans comprise the $6.9 million as compared to nine loans for the $6.0 million at December 31, 2013. At March 31, 2014, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2014, non-performing commercial and industrial loans from December 31, 2013, increased by $128,000 during the first quarter of 2014, primarily due to the addition of one new credit. The $145,000 is comprised of two commercial term loans.

At March 31, 2014, non-performing real estate construction loans decreased by $225,000 from December 31, 2013, due to the payoff of one construction loan during the first quarter of 2014.

At March 31, 2014, non-performing real estate commercial loans increased by $585,000 from December 31, 2013, due primarily to the addition of four commercial real estate loans totaling $1.7 million, which are well secured, partially offset by one loan totaling $775,000, which was returned to active status, as well as $352,000 in partial charge-offs and principal payments made during the first quarter of 2014.

At March 31, 2014, non-performing real estate residential loans increased by $579,000 from December 31, 2013, due to the addition of one new loan, which is well secured.

At March 31, 2014, non-performing consumer loans increased by $204,000 from December 31, 2013, primarily due to the addition of one new loan totaling $247,000. This increase was partially offset by a partial charge-off of $40,000 on one loan, as well as principal payments made during the quarter.

OREO and repossessed assets represent real estate and assets pledged as collateral acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2014, the Bank had $2.4 million in other real estate owned and repossessed assets as compared to $2.8 million at December 31, 2013.

The decrease of $408,000 is primarily due to the sale of one residential mortgage totaling $176,000, in which the Company recorded a loss of $13,000 as well as the sale of $408,000 in repossessed assets, in which the Company recorded a gain of $168,000. These decreases were partially offset by a $207,000 advance for capital improvements made on an existing OREO property.

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

As of March 31, 2014, loans modified in a troubled debt restructuring totaled $27.9 million as compared to $25.4 million at December 31, 2013, an increase of $2.5 million. The increase of $2.5 million was primarily due to modifications made to borrowers who were experiencing financial and cash flow difficulties. These concessions generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $27.9 million is comprised of $21.4 million in real estate commercial loans, $5.7 million in real estate construction loans $393,000 in residential mortgage loans and $430,000 in consumer loans. All but two identified TDR’s as of March 31, 2014, are collateral-dependent loans while two loans are cash flow dependent. Of the $27.9 million, $10.8 million have specific reserves in our ALLL computation totaling $647,000. The remaining $18.1 million of TDR’s are adequately collateralized requiring no specific reserves.

The $21.4 million in real estate commercial loans identified as TDR’s are all accruing, with the exception of five non-accrual loans totaling $5.0 million. The first non-accrual loan, totaling $2.4 million, is secured by multiple collateral pool of income producing properties. It is anticipated that during 2014, two properties will be sold and the Company’s exposure will substantially deleverage. The second non-accrual loan, totaling $1.5 million, is secured by real estate, and is in the early stages of commencing foreclosure proceedings. The third non-accrual loan, totaling $1.0 million, is secured by real estate and is in the early stages of litigation. The remaining two non-accrual loans totaling $95,000. The remaining $16.4 million are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $5.7 million in real estate construction loans is primarily comprised of two relationships, totaling $5.3 million, which include a total of 40 fully improved building lots under contract of sale to two national home builder companies. The lot sales are structured as tranche takedowns with repayments expected in full by the end of the first quarter 2015. The remaining $403,000 is the last lot in a ten lot subdivision, with the house currently under construction.

The $430,000 in consumer loans and $393,000 in real estate residential loans are all performing. Due to the weak economy, values and personal income deteriorated, causing these loans to not conform to current underwriting standards at maturity. These loans have been modified with amortizing schedules enhanced to allow for deleveraging of the debt.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At March 31, 2014, the Company had $32.8 million in loans that were risk rated as special mention or substandard, which includes $6.9 million in non-accrual loans that are included in the substandard category. This $32.8 million of special mention and substandard loans represents a decrease of $1.2 million from the $31.6 million reported at December 31, 2013.

At March 31, 2014, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013.

	March 31,		December 31,
	2014	2013	2013
	(in thousands, except percentages)

Balance at beginning of year	$7,872	$7,984	$7,984
Provision charged to expense	283	180	910
Loans (charged offs) recoveries, net	(588)	31	(1,022)
Balance of allowance at end of period	$7,567	$8,195	$7,872

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.39%	(0.02%)	0.18%
Balance of allowance as a percent of loans at period-end	1.28%	1.42%	1.31%
Ratio of allowance at period-end to non-performing loans	109.03%	82.99%	131.00%

At March 31, 2014, the Company’s allowance for loan losses was $7.6 million compared with $7.9 million at December 31, 2013. Loss allowance as a percentage of total loans at March 31, 2014 was 1.28%, compared with 1.31% at December 31, 2013. The Company recorded a $283,000 provision to the allowance for loan losses for the three month period ended March 31, 2014 as compared to $180,000 for the comparable period in 2013. The increase of $103,000 was primarily due to higher specific reserves required on certain impaired loans. Non-performing loans at March 31, 2014 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $10.5 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $62,000 and $57,000 for the three months ended March 31, 2014 and 2013, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $115,000 and $105,000 for the three months ended March 31, 2014 and 2013, respectively.

Premises and Equipment

Premises and equipment totaled approximately $4.4 million and $4.2 million at March 31, 2014 and December 31, 2013, respectively. The Company purchased premises and equipment amounting to $306,000 primarily due to the new branch construction in Cranford. The Company has decided to construct a new branch in the Cranford market of Union County area. This branch is expected to open by the end of 2014. Depreciation expenses totaled $133,000 and $231,000 for the three months ended March 31, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.2 million at March 31, 2014 and $18.3 million at December 31, 2013. The Company’s intangible assets at March 31, 2014 were comprised of $18.1 million of goodwill and $115,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. The Company performed its annual goodwill impairment analysis as of September 30, 2013. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2013, the Company’s intangible assets were comprised of $18.1 million of goodwill and $143,000 of core deposit intangibles, net of accumulated amortization of $2.0 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill and Other Intangible Assets,” in the Company’s financial statements.

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

At March 31, 2014, total deposits amounted to $627.9 million, reflecting a decrease of $5.5 million, or 0.9%, from December 31, 2013. Core checking deposits decreased $8.8 million, or 3.6%, while savings accounts, inclusive of money market deposits, increased $3.7 million, or 1.2%. Conversely, higher cost time deposits decreased $489,000, or 0.6%, over this same period. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit in excess of $100,000 and brokered CD’s. Core deposits at March 31, 2014 amounted to $581.5 million and accounted for 92.6% of total deposits, as compared to $587.9 million and 92.8%, at December 31, 2013. During 2014, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance in our certificates of deposit (“CD’s”) over $100,000 at March 31, 2014 totaled $26.1 million as compared to $30.4 million at December 31, 2013, a decrease of $4.3 million, or 14.1%. At March 31, 2014 the Company had $20.3 million in brokered CD’s as compared to $15.2 million at December 31, 2013, with rates ranging from 1.09% to 2.15% with original terms ranging from 12 to 84 months. The Company found this strategy of placing brokered CD’s provides a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has a $7.0 million credit facility with another correspondent bank. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $58.4 million based on the current loan collateral pledged of $75.9 million at March 31, 2014.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2014 and 2013, the Company had no short-term borrowings outstanding.

At March 31, 2014 and December 31, 2013, long term debt consisted of advances from the FHLB, which amounted to $17.5 million for both periods, respectively. The FHLB advances had a weighted average interest rate of 2.79% at March 31, 2014 and December 31, 2013, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,		Original
	2014	2013	Rate	Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$17,500	$17,500	2.79%

The maximum amount outstanding of FHLB advances during the three months ended March 31, 2014 and at any month-end during 2013 was $17.5 million, respectively. The average interest rates paid on FHLB advances was 2.79% during the three months ended March 31, 2014 and 3.18% for 2013, respectively.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $18.8 million at March 31, 2014 from $18.4 million at December 31, 2013, an increase of $340,000, or 1.8%.

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

At March 31, 2014, the Company had $55.1 million in cash and cash equivalents as compared to $47.9 million at December 31, 2013. Cash and cash equivalent balances include $35.1 million and $31.9 million of interest-bearing deposits at the Federal Reserve Bank of New York at March 31, 2014 and December 31, 2013, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)

Home equity lines of credit	$31,565	$24,186
Commitments to fund commercial real estate and construction loans	87,018	77,999
Commitments to fund commercial and industrial loans	30,653	52,939
Commercial and financial letters of credit	5,719	5,344
	$154,955	$160,468

Capital

Shareholders’ equity increased by approximately $586,000, or 0.61%, to $96.0 million at March 31, 2014 compared to $95.4 million at December 31, 2013. Net income for the three month period ended March 31, 2014 added $1.45 million to shareholders’ equity. Additionally, stock option compensation expense of $45,000, options exercised of $15,000, $11,000 in employee stock option purchases and $115,000 in net unrealized gains on securities available-for-sale during the first quarter of 2014, contributed to the increase. These increases were partially offset by decreases of $30,000 relating to the dividends on the preferred stock Series C, $160,000 in cash dividends on common stock and $862,000 in common stock repurchased. During the three months ended March 31, 2014, the Company repurchased 110,400 shares of common stock at an average price of $7.68 under its Share Repurchase Program.

The Company and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies. Our federal banking regulators, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (the “FDIC”) (which regulates the Bank), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio,) Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at March 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2014, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at March 31, 2014 and December 31, 2013, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Two River Bancorp	10.58%	10.40%	11.88%	11.99%	13.03%	13.21%
Two River Community Bank	10.55%	10.35%	11.84%	11.94%	12.99%	13.15%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers,) a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

January 1, 2014 through January 31, 2014	15,400	7.53	15,400	1,886,150
February 1, 2014 through February 28, 2014	95,000	7.70	95,000	1,149,750
March 1, 2014 through March 31, 2014	-	-	-	1,149,750

Total	110,400	7.68	110,400

All shares were repurchased under the Company’s share repurchase program, adopted on January 24, 2013, as amended on January 24, 2014.  In January 2014, the Board of Directors extended the program’s expiration from January 24, 2014 to December 31, 2014 and also reset the Company’s repurchase authority so that it may spend up to $2.0 million on the repurchase of its common stock between January 24, 2014 and December 31, 2014.

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

TWO RIVER BANCORP

Date: May 15, 2014	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)