Form 10-Q
period 2014-06-30
TWO RIVER BANCORP
filed 2014-08-14
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 7,935,181 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$20,315	$16,003
Interest-bearing deposits in bank	18,615	31,862

Cash and cash equivalents	38,930	47,865

Securities available-for-sale	42,950	45,093
Securities held-to-maturity (fair value of $27,080 and $28,343 at June 30, 2014 and December 31, 2013, respectively)	27,076	28,670
Restricted investments, at cost	3,341	3,278
Loans	612,386	602,816
Allowance for loan losses	(7,804)	(7,872)
Net loans	604,582	594,944

OREO and repossessed assets	1,484	2,771
Bank-owned life insurance	16,620	16,389
Premises and equipment, net	4,867	4,232
Accrued interest receivable	1,597	1,760
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,011 and $1,963 at June 30, 2014 and December 31, 2013, respectively	96	143
Other assets	6,027	6,453

TOTAL ASSETS	$765,679	$769,707

LIABILITIES
Deposits:
Non-interest bearing	$131,046	$129,179
Interest bearing	495,600	504,270

Total Deposits	626,646	633,449

Securities sold under agreements to repurchase	19,161	18,440
Accrued interest payable	63	66
Long-term debt	17,500	17,500
Other liabilities	5,052	4,825

Total Liabilities	668,422	674,280

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at June 30, 2014, and December 31, 2013, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized;
Issued - 8,142,683 and 8,113,080 at June 30, 2014 and December 31, 2013, respectively
Outstanding – 7,930,571 and 8,036,368 at June 30, 2014 and December 31, 2013, respectively	72,388	72,191
Retained earnings	14,886	12,474
Treasury stock, at cost; 212,112 shares and 76,712 shares at June 30, 2014 and December 31, 2013, respectively	(1,623)	(554)
Accumulated other comprehensive loss	(394)	(684)
Total Shareholders' Equity	97,257	95,427

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$765,679	$769,707

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

     (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans, including fees	$7,182	$7,286	$14,279	$14,426
Securities:
Taxable	243	239	499	500
Tax-exempt	104	107	217	214
Interest bearing deposits	23	16	37	36
Total Interest Income	7,552	7,648	15,032	15,176
INTEREST EXPENSE:
Deposits	728	812	1,463	1,714
Securities sold under agreements to repurchase	15	21	30	43
Borrowings	123	109	244	215
Total Interest Expense	866	942	1,737	1,972
Net Interest Income	6,686	6,706	13,295	13,204
PROVISION FOR LOAN LOSSES	238	280	521	460
Net Interest Income after Provision for Loan Losses	6,448	6,426	12,774	12,744
NON-INTEREST INCOME:
Service fees on deposit accounts	178	161	360	301
Other loan fees	155	158	347	359
Earnings from investment in life insurance	116	105	231	210
Net realized gain on sale of securities	-	-	-	153
Net gain on sale of SBA loans	118	-	278	85
Other income	146	143	268	280
Total Non-Interest Income	713	567	1,484	1,388
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,877	2,747	5,739	5,476
Occupancy and equipment	838	901	1,726	1,859
Professional	167	270	381	433
Insurance	74	84	154	161
FDIC insurance and assessments	138	152	260	269
Advertising	88	84	166	153
Data processing	93	140	188	292
Outside services fees	110	149	229	282
Amortization of identifiable intangibles	20	29	48	67
OREO and repossessed asset expenses, impairment and sales, net	74	67	(65)	471
Loan workout expenses	70	76	158	171
Other operating	355	406	712	775
Total Non-Interest Expenses	4,904	5,105	9,696	10,409
Income before Income Taxes	2,257	1,888	4,562	3,723
INCOME TAX EXPENSE	837	683	1,692	1,358
Net Income	1,420	1,205	2,870	2,365
Preferred stock dividend	(30)	(60)	(60)	(165)
Income available to common shareholders	$1,390	$1,145	$2,810	$2,200
EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.14	$0.35	$0.28
Diluted	$0.17	$0.14	$0.35	$0.27
Weighted average common shares outstanding:
Basic	7,922	8,029	7,945	7,989
Diluted	8,105	8,211	8,122	8,159

                     See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

     (in thousands)

	Three Months Ended June 30,
	2014	2013

Net income	$1,420	$1,205
Other comprehensive (loss) income:
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2014: $116; 2013: $(395)	175	(592)
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of income tax benefit 2014: $0; 2013: $15	-	22

Other comprehensive income (loss)	175	(570)

Total comprehensive income	$1,595	$635

	Six Months Ended June 30,
	2014	2013

Net income	$2,870	$2,365
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax benefit 2014: $0; 2013; $61	-	(92)
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2014: $193; 2013: ($461)	290	(693)
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of income tax benefit 2014: $0; 2013: $18	-	26

Other comprehensive income (loss)	290	(759)

Total comprehensive income	$3,160	$1,606

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

(dollar amounts in thousands)

		Common Stock				Accumulated
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, January 1, 2014	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

Net income	-	-	-	2,870	-	-	2,870

Other comprehensive income	-	-	-	-	-	290	290

Dividends on preferred stock, Series C	-	-	-	(60)	-	-	(60)

Stock based compensation expense	-	-	87	-	-	-	87

Cash dividend ($0.05 per share)	-	-	-	(398)	-	-	(398)

Options exercised	-	21,452	82	-	-	-	82

Tax-benefit-exercised non-qualified stock options	-	-	4	-	-	-	4

Common stock repurchased	-	(135,400)	-	-	(1,069)	-	(1,069)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	3,151	24	-	-	-	24

Balance, June 30, 2014	$12,000	7,930,571	$72,388	$14,886	$(1,623)	$(394)	$97,257

Balance, January 1, 2013	$12,000	7,983,778	$71,537	$8,060	$-	$368	$91,965

Net income	-	-	-	2,365	-	-	2,365

Other comprehensive loss	-	-	-	-	-	(759)	(759)

Dividends on preferred stock, Series C	-	-	-	(165)	-	-	(165)

Stock option compensation expense	-	-	74	-	-	-	74

Cash dividend ($0.02 per share)	-	-	-	(161)	-	-	(161)

Options exercised	-	75,595	255	-	-	-	255

Tax-benefit-exercised non-qualified stock options	-	-	11	-	-	-	11

Common stock repurchased	-	(1,100)	-	-	(7)	-	(7)

Employee stock purchase program	-	3,450	21	-	-	-	21

Balance, June 30, 2013	$12,000	8,061,723	$71,898	$10,099	$(7)	$(391)	$93,599

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$2,870	$2,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	445
Provision for loan losses	521	460
Intangible amortization	48	67
Net amortization of securities premiums and discounts	93	144
Earnings from investment in life insurance	(231)	(210)
Net realized gain on sale of OREO and repossessed assets	(149)	-
Impairment on OREO	-	381
Stock based compensation expense	87	74
Net realized gain on sale of securities available-for-sale	-	(153)
Gain from sale of SBA loans	(278)	(85)
(Increase) decrease in assets:
Accrued interest receivable	163	(53)
Other assets	245	930
(Decrease) increase in liabilities:
Accrued interest payable	(3)	(10)
Other liabilities	49	(479)
Net cash provided by operating activities	3,693	3,876
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,993)	(12,924)
Purchase of securities held-to-maturity	(2,831)	(2,917)
Proceeds from repayments, calls and maturities of securities available-for-sale	4,403	3,739
Proceeds from repayments, calls and maturities of securities held to maturity	5,610	2,685
Proceeds from sales of securities available-for-sale	103	5,881
Proceeds from sale of SBA loans	3,368	955
Purchase of restricted investments	(63)	(58)
Net increase in loans	(13,664)	(9,428)
Purchases of premises and equipment	(913)	(232)
Improvements on OREO	(207)	-
Proceeds from sale of OREO and repossessed assets	2,058	-
Net cash used in investing activities	(5,129)	(12,299)
Cash flows from financing activities:
Net decrease in deposits	(6,803)	(2,024)
Net increase in securities sold under agreements to repurchase	721	2,698
Cash dividends paid - preferred stock	(60)	(235)
Cash dividends paid – common stock	(398)	(161)
Proceeds from employee stock purchase plan	24	21
Proceeds from exercise of stock options	82	255
Common stock repurchased	(1,069)	(7)
Tax benefit of options exercised	4	11
Net cash (used in) provided by financing activities	(7,499)	558
Net decrease in cash and cash equivalents	(8,935)	(7,865)
Cash and cash equivalents – beginning	47,865	48,546
Cash and cash equivalents - ending	$38,930	$40,681
Supplementary cash flow information:
Interest paid	$1,740	$1,982
Income taxes paid	1,267	2,122
Supplementary schedule of non-cash activities:
OREO acquired in settlement of loans	$415	$203
Transfer of property held for sale from other assets to premises and equipment	-	1,000
Trade Date Accounting Purchases Available For Sale Securities	3,612	-
Trade Date Accounting Purchases Held To Maturity Securities	1,210	-
Trade Date Accounting Sales Available For Sale Securities	4,644	-

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company”), formerly known as Community Partners Bancorp, a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Six LLC, TRCB Holdings Seven LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 (the “2013 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

ASU 2014-09: In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. The implementation of ASU 2014-09 is not expected to have a material impact on our financial position or results of operation.

ASU 2104-11: In June, 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU establish two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with Significant Accounting and Reporting Matters – Second Quarter 2014 4 (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The guidance in this ASU for public companies are effective for the first interim or annual period beginning after December 31, 2014. The implementation of ASU 2014-11 is not expected to have a material impact on our financial position or results of operation.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2014-12: In June, 2014 the FASB issued ASU 2014-12, Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award. A reporting entity should apply existing guidance in Topic 718 as it relates to the award with performance conditions that affect vesting. The guidance in this ASU are effective for annual periods and interim periods with those annual periods beginning after December 15, 2015. The implementation of ASU 2014-12 is not expected to have a material impact on our financial position or results of operation.

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

NOTE 4 – EARNINGS PER COMMON SHARE (Continued)

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Net income	$1,420	$1,205	$2,870	$2,365

Preferred stock dividend	(30)	(60)	(60)	(165)

Net income applicable to common shareholders	$1,390	$1,145	$2,810	$2,200

Weighted average common shares outstanding	7,921,611	8,029,389	7,944,919	7,988,542

Effect of dilutive securities and stock options	183,762	181,779	177,493	169,981

Weighted average common shares outstanding used to calculate diluted earnings per share	8,105,373	8,211,168	8,122,412	8,158,523

Basic earnings per common share	$0.18	$0.14	$0.35	$0.28
Diluted earnings per common share	$0.17	$0.14	$0.35	$0.27

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 158,079 for the three and six month periods ended June 30, 2014, as compared to 209,570 and 209,710 for the three and six month periods ended June 30, 2013.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2014:

Securities available for sale:
U.S. Government agency securities	$5,450	$5	$(19)	$5,436
Municipal securities	665	18	-	683
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	14,706	77	(158)	14,625
U.S. Government collateralized residential mortgage obligations	16,826	76	(499)	16,403
Corporate debt securities, primarily financial institutions	3,526	22	(151)	3,397

	41,173	198	(827)	40,544

Community Reinvestment Act (“CRA” mutual fund	2,421	-	(15)	2,406

	$43,594	$198	$(842)	$42,950

Securities held to maturity:
Municipal securities	$21,036	$359	$(94)	$21,301
GSE – Residential mortgage-backed securities	2,232	18	(34)	2,216
U.S. Government collateralized residential mortgage obligations	1,992	-	(19)	1,973
Corporate debt securities, primarily financial institutions	1,816	-	(226)	1,590

	$27,076	$377	$(373)	$27,080

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2013:

Securities available for sale:
U.S. Government agency securities	$3,500	$-	$(49)	$3,451
Municipal securities	1,347	18	(3)	1,362
GSE – Residential mortgage-backed securities	14,777	53	(311)	14,519
U.S. Government collateralized residential mortgage obligations	19,882	65	(595)	19,352
Corporate debt securities, primarily financial institutions	4,310	13	(249)	4,074

	43,816	149	(1,207)	42,758

CRA mutual fund	2,392	-	(57)	2,335

	$46,208	$149	$(1,264)	$45,093

Securities held to maturity:
Municipal securities	$23,819	$292	$(225)	$23,886
GSE – Residential mortgage-backed securities	2,377	10	(63)	2,324
U.S. Government collateralized residential mortgage obligations	660	-	(29)	631
Corporate debt securities, primarily financial institutions	1,814	-	(312)	1,502

	$28,670	$302	$(629)	$28,343

The amortized cost and fair value of the Company’s debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$8,475	$8,481
Due in one year through five years	5,950	5,939	4,954	5,084
Due in five years through ten years	2,551	2,565	3,281	3,357
Due after ten years	1,140	1,012	6,142	5,969

	9,641	9,516	22,852	22,891

GSE – Residential mortgage-backed securities	14,706	14,625	2,232	2,216
U.S. Government collateralized residential mortgage obligations	16,826	16,403	1,992	1,973

	$41,173	$40,544	$27,076	$27,080

The Company had four security sales and no securities sales during the three months ended June 30, 2014 and 2013, respectively, as compared to four securities sales and twenty-five securities sales during the six months ended June 30, 2014 and 2013, respectively. The Company recorded no gross realized gains or losses from sales during the three months ended June 30, 2014 and 2013, respectively. The Company recorded a gross realized gain of $0 and $153,000 from these sales during the six months ended June 30, 2014 and 2013, respectively.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S Government collateralized residential mortgage obligations, totaling $26,334,000 and $28,188,000 at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014:	(in thousands)

Municipal securities	$1,647	$(1)	$2,982	$(93)	$4,629	$(94)
U.S. Government agency securities	2,472	(9)	1,236	(10)	3,708	(19)
GSE – Residential mortgage-backed securities	1,596	(13)	8,924	(179)	10,520	(192)
U.S. Government collateralized residential mortgage obligations	3,241	(8)	11,283	(510)	14,524	(518)
Corporate debt securities, primarily financial institutions	-	-	3,310	(377)	3,310	(377)
CRA mutual fund	2,406	(15)	-	-	2,406	(15)

Total Temporarily Impaired Securities	$11,362	$(46)	$27,735	$(1,169)	$39,097	$(1,215)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:	(in thousands)

U.S. Government agency securities	$3,451	$(49)	$-	$-	$3,451	$(49)
Municipal securities	14,570	(220)	250	(8)	14,820	(228)
GSE – Residential mortgage-backed securities	11,519	(374)	-	-	11,519	(374)
U.S. Government collateralized residential mortgage obligations	9,322	(368)	4,565	(256)	13,887	(624)
Corporate debt securities, primarily financial institutions	983	(17)	2,765	(544)	3,748	(561)
CRA mutual fund	2,292	(57)	-	-	2,292	(57)

Total Temporarily Impaired Securities	$42,137	$(1,085)	$7,580	$(808)	$49,717	$(1,893)

The Company had 49 securities in an unrealized loss position at June 30, 2014. In management’s opinion, the unrealized losses in municipal securities and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of June 30, 2014, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2014. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at June 30, 2014.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest previously accrued on these loans is reversed from income. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2014 and December 31, 2013, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

For the most part, the Company measures impairment, under the “Fair market value of collateral,” for any loan that would rely on the value of collateral for recovery in the event of default. The individual impairment analysis for each loan is clearly documented as to the chosen valuation method.

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

Each factor is assigned a risk value to reflect low, moderate or high risk assessments based on management’s best judgment using current market, macro and other relevant information available at the time of the evaluation. Adjustments to the factors are supported, through documentation, in each factor and accompany the allowance for loan loss calculation.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectable and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2013 were reclassified to conform to the presentation as of June 30, 2014.

The components of the loan portfolio at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)

Commercial and industrial	$100,961	$91,887
Real estate – construction	94,701	98,284
Real estate – commercial	356,156	355,530
Real estate – residential	29,643	25,588
Consumer	31,683	32,413

	613,144	603,702
Allowance for loan losses	(7,804)	(7,872)
Unearned fees	(758)	(886)

Net Loans	$604,582	$594,944

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2014:			(In Thousands)

Commercial and industrial	$-	$-	$126	$126	$100,835	$100,961	$-
Real estate – construction	-	-	429	429	94,272	94,701	-
Real estate – commercial	520	-	5,034	5,554	350,602	356,156	-
Real estate – residential	152	-	561	713	28,930	29,643	-
Consumer	104	129	520	753	30,930	31,683	-

Total	$776	$129	$6,670	$7,575	$605,569	$613,144	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2013:			(In Thousands)

Commercial and industrial	$673	$408	$17	$1,098	$90,789	$91,887	$-
Real estate – construction	5,483	1,647	225	7,355	90,929	98,284	-
Real estate – commercial	399	536	5,483	6,418	349,112	355,530	-
Real estate – residential	-	580	-	580	25,008	25,588	-
Consumer	22	-	284	306	32,107	32,413	-

Total	$6,577	$3,171	$6,009	$15,757	$587,945	$603,702	$-

The following table presents non-accrual loans by classes of the loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In Thousands)

Commercial and industrial	$126	$17
Real estate – construction	429	225
Real estate – commercial	5,034	5,483
Real estate – residential	561	-
Consumer	520	284

Total	$6,670	$6,009

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three and six months ended June 30, 2014 and 2013:

Three months ended June 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

	Six months ended June 30, 2014

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

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of June 30, 2014, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recast legal documents and/or forgiven any interest or principal.

As of June 30, 2014, loans modified in a troubled debt restructuring totaled $25.8 million, including $20.8 million that are current and six non-accrual loans totaling $5.0 million. As a result of our impairment evaluation, the Company established an allowance of $582,000 against six loans classified as troubled debt restructuring as of June 30, 2014.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2014 and 2013:

Three months ended June 30, 2014

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted:	(Dollars in Thousands)

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

	Six months ended June 30, 2014

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted:	(Dollars in Thousands)

Commercial and industrial	1	$17
Real estate – construction	-	-
Real estate – commercial	3	2,543
Real estate – residential	-	-
Consumer	-	-

Total	4	$2,560

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Three months ended June 30,2013

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted:	(Dollars in Thousands)

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

	Six months ended June 30, 2013

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted:	(Dollars in Thousands)

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	-	-
Consumer	1	145

Total	2	$2,753

During the six months ended June 30, 2014, three real estate commercial loans and one commercial & industrial loan totaling $2.6 million were placed on non-accrual status that were previously troubled debt restructured loans. The Company recorded charge-offs of $609,000 for these loans, which had been previously fully reserved. These loans were individually analyzed for impairment at the time of default. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, respectively:

	As of June 30, 2014			For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014:	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$126	$126	$-	$137	$-	$128	$2
Real estate – construction	10,244	10,244	-	8,608	170	10,467	252
Real estate – commercial	7,892	8,167	-	9,541	24	8,098	110
Real estate – residential	953	953	-	969	2	964	12
Consumer	945	985	-	960	5	975	10

With an allowance recorded:
Commercial and industrial	493	493	165	523	6	514	12
Real estate – construction	1,950	1,950	119	2,241	1	1,955	32
Real estate – commercial	5,160	5,494	298	6,197	20	5,351	82
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	619	619	165	660	6	642	14
Real estate – construction	12,194	12,194	119	10,849	171	12,422	284
Real estate – commercial	13,052	13,661	298	15,738	44	13,449	192
Real estate – residential	953	953	-	969	2	964	12
Consumer	945	985	-	960	5	975	10

	$27,763	$28,412	$582	$29,176	$228	$28,452	$512

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2013			For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
December 31, 2013:	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$147	$147	$-	$2,835	$2	$822	$4
Real estate – construction	11,647	11,647	-	1,832	19	2,421	40
Real estate – commercial	10,299	10,485	-	10,161	77	10,581	160
Real estate – residential	395	395	-	-	-	-	-
Consumer	477	477	-	1,010	1	1,782	1

With an allowance recorded:
Commercial and industrial	-	-	-	-	-	-	-
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	6,165	6,165	832	6,734	67	5,412	139
Real estate – residential	-	-	-	-	-	-	-
Consumer	243	243	40	-	-	-	-

Total:
Commercial and industrial	147	147	-	2,835	2	822	4
Real estate – construction	11,647	11,647	-	1,832	19	2,421	40
Real estate – commercial	16,464	16,650	832	16,895	144	15,993	299
Real estate – residential	395	395	-	-	-	-	-
Consumer	720	720	40	1,010	1	1,782	1

	$29,373	$29,559	$872	$22,572	$166	$21,018	$344

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014:	(In Thousands)

Commercial and industrial	$100,046	$489	$426	$-	$100,961
Real estate – construction	80,624	2,603	11,474	-	94,701
Real estate – commercial	342,974	5,785	7,397	-	356,156
Real estate – residential	28,980	-	663	-	29,643
Consumer	30,799	40	844	-	31,683

Total	$583,423	$8,917	$20,804	$-	$613,144

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013:	(In Thousands)

Commercial and industrial	$90,897	$531	$459	$-	$91,887
Real estate – construction	84,877	2,555	10,852	-	98,284
Real estate – commercial	339,247	3,829	12,454	-	355,530
Real estate – residential	25,485	-	103	-	25,588
Consumer	31,590	135	688	-	32,413

Total	$572,096	$7,050	$24,556	$-	$603,702

The following tables present the balance in the allowance for loan losses at June 30, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
June 30, 2014:	(In Thousands)

Commercial and industrial	$1,161	$165	$996	$100,961	$619	$100,342
Real estate – construction	1,786	119	1,667	94,701	12,194	82,507
Real estate – commercial	3,913	298	3,615	356,156	13,052	343,104
Real estate – residential	215	-	215	29,643	953	28,690
Consumer	588	-	588	31,683	945	30,738
Unallocated	141	-	141	-	-	-

Total	$7,804	$582	$7,222	$613,144	$27,763	$585,381

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2013:	(In Thousands)

Commercial and industrial	$990	$-	$990	$91,887	$147	$91,740
Real estate – construction	1,634	-	1,634	98,284	11,647	86,637
Real estate – commercial	4,325	832	3,493	355,530	16,464	339,066
Real estate – residential	190	-	190	25,588	395	25,193
Consumer	594	40	554	32,413	720	31,693
Unallocated	139	-	139	-	-	-

Total	$7,872	$872	$7,000	$603,702	$29,373	$574,329

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2014 and 2013:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2014	$1,012	$4,066	$1,633	$217	$538	$101	$7,567
Charge-offs	-	(58)	-	-	-	-	(58)
Recoveries	7	2	-	4	44	-	57
Provision	142	(97)	153	(6)	6	40	238

Ending balance, June 30, 2014	$1,161	$3,913	$1,786	$215	$588	$141	$7,804

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$4,325	$1,634	$190	$594	$139	$7,872
Charge-offs	-	(667)	-		(40)	-	(707)
Recoveries	47	2	-	24	45	-	118
Provision	124	253	152	1	(11)	2	521

Ending balance, June 30, 2014	$1,161	$3,913	$1,786	$215	$588	$141	$7,804

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2013	$1,194	$3,670	$2,279	$191	$692	$169	$8,195
Charge-offs	(71)	-	-	-	(235)	-	(306)
Recoveries	32	-	4	-	-	-	36
Provision	(237)	588	(45)	(10)	122	(138)	280

Ending balance, June 30, 2013	$918	$4,258	$2,238	$181	$579	$31	$8,205

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,256	$3,708	$1,894	$217	$740	$169	$7,984
Charge-offs	(241)	-	-	(60)	(235)	-	(536)
Recoveries	293	-	4	-	-	-	297
Provision	(390)	550	340	24	74	(138)	460

Ending balance, June 30, 2013	$918	$4,258	$2,238	$181	$579	$31	$8,205

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan,”) which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2014, the number of shares of Company common stock remaining and available for future issuance under the Plan is 261,259 after adjusting for subsequent stock dividends.

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

During the six months ended June 30, 2014, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to the stock option grants was approximately $38,000 and $80,000 during the three and six months ended June 30, 2014, respectively, as compared to $21,000 and $63,000 for the same three and six month periods in 2013, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was 342,000 as of June 30, 2014 and will be recognized over the subsequent 3.3 years.

The following table presents information regarding the Company’s outstanding stock options at June 30, 2014:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	610,861	$6.95
Options granted	-	-
Options exercised	(21,452)	3.83
Options forfeited	(10,984)	6.26
Options outstanding, June 30, 2014	578,425	$7.08	4.7	$1,676,070
Options exercisable, June 30, 2014	431,504	$7.50	3.4	$1,303,845
Option price range at June 30, 2014	$3.37 to $14.17

The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $88,000 and $96,000, respectively. Cash received from such exercises was $67,000 and $82,000, respectively. A tax benefit of $12,000 and $14,000 was recognized during the three and six months ended June 30, 2014. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $90,000 and $222,000, respectively. Cash received from such exercises was $100,000 and $255,000, respectively. A tax benefit of $9,000 and $11,000 was recognized during the three and six months ended June 30, 2013.

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

Total unrecognized compensation cost related to restricted stock options under the Plan as of June 30, 2014 and 2013, was $74,000 and $0, respectively, and will be recognized over the subsequent 4.5 years. As of June 30, 2014, all restricted stock shares were unvested.

For the three and six month periods ended June 30, 2014, the Company recorded $4,000 and $7,000 expense for stock based compensation expense as compared to a $5,000 and $11,000 for the three and six month periods ended June 30, 2013, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and six month periods ended June 30, 2014 and 2013 related to the restricted stock compensation.

The following table summarizes information about restricted stock at June 30, 2014 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2013	5,892	$7.51
Restricted stock granted	5,000	7.50
Unvested at June 30, 2014	10,892	$7.51

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2014, the Company had $5,487,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of June 30, 2014 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the FHLB. Information concerning long-term borrowings at June 30, 2014 and December 31, 2013, respectively, as follows:

	June 30, 2014	December 31, 2013	Rate	Original Term (in years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$17,500	$17,500	2.79%

The Company has unsecured lines of credit totaling $36,000,000 with three financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at June 30, 2014 and December 31, 2013.

The Company has a remaining borrowing capacity with the FHLB of approximately $62,790,000 based on $80,290,000 loans pledged at June 30, 2014. There were no short-term borrowings from the FHLB at June 30, 2014 and December 31, 2013.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2014

Securities available for sale:
U.S. Government agency securities	$-	$5,436	$-	$5,436
Municipal securities	-	683	-	683
GSE: Residential mortgage-backed securities	-	14,625	-	14,625
U.S. Government collateralized residential mortgage obligations	-	16,403	-	16,403
Corporate debt securities, primarily financial institutions	-	3,397	-	3,397
CRA mutual fund	2,406	-	-	2,406

Total	$2,406	$40,544	$-	$42,950

At December 31, 2013

Securities available for sale:
U.S. Government agency securities	$-	$3,451	$-	$3,451
Municipal securities	-	1,362	-	1,362
GSE: Residential mortgage-backed securities	-	14,519	-	14,519
U.S. Government collateralized residential mortgage obligations	-	19,352	-	19,352
Corporate debt securities, primarily financial institutions	-	4,074	-	4,074
CRA mutual fund	2,335	-	-	2,335

Total	$2,335	$42,758	$-	$45,093

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2014	2013
	(in thousands)

Beginning balance, April 1,	$-	$35
Total gains/(losses):
Included in other comprehensive income	-	37

Ending balance, June 30,	$-	$72

Beginning balance, January 1,	$-	$28
Total gains/(losses):
Included in other comprehensive income	-	44

Ending balance, June 30,	$-	$72

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2014
Impaired loans with an allowance recorded	$-	$-	$7,021	$7,021
Impaired loans net of partial charge-offs	-	-	2,705	2,705
Other real estate owned	-	-	1,484	1,484

At December 31, 2013
Impaired loans with an allowance recorded	$-	$-	$5,536	$5,536
Impaired loans net of partial charge-offs	-	-	473	473
Foreclosed and repossessed assets	-	-	2,771	2,771

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2014.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At June 30, 2014, there were no discounts applied to appraisal values as all impaired appraisals were correct and current, with the exception of one appraisal, in which a 10.7% discount was applied to that appraisal. The liquidation expenses range from 5.0% to 6.0% (weighted average of 5.9%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

●

Other Real Estate Owned (“OREO”) and Repossessed Assets – Real estate properties acquired through, or in lieu of, loan foreclosure and repossessed assets pledged as collateral are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO and repossessed assets ranges from 14.5% to 23.3% (weighted average of 16.9%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2014, foreclosed and repossessed assets totaling $1,484,000 as compared to $2,771,000 at December 31, 2013, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At June 30, 2014 and December 31, 2013, there were no Level 3 securities.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2014 and December 31, 2013.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at June 30, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$38,930	$38,930	$38,930	$-	$-
Securities available for sale	42,950	42,950	2,406	40,544	-
Securities held to maturity	27,076	27,080	-	27,080	-
Restricted stock	3,341	3,341	-	-	3,441
Loans receivable	612,386	606,931	-	-	606,931
Accrued interest receivable	1,597	1,597	-	239	1,358

Financial liabilities:
Deposits	$626,646	$626,766	$-	$626,766	$-
Securities sold under agreements to repurchase	19,161	19,161	-	19,161	-
Long-term debt	17,500	18,420	-	18,420	-
Accrued interest payable	63	63	-	63	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$47,865	$47,865	$47,865	$-	$-
Securities available for sale	45,093	45,093	2,335	42,758	-
Securities held to maturity	28,670	28,343	-	28,343	-
Restricted stock	3,278	3,278	-	-	3,278
Loans receivable	594,944	583,847	-	-	583,847
Accrued interest receivable	1,760	1,760	-	239	1,521

Financial liabilities:
Deposits	$633,449	$633,724	$-	$633,724	$-
Securities sold under agreements to repurchase	18,440	18,440	-	18,440	-
Long-term debt	17,500	18,497	-	18,497	-
Accrued interest payable	66	66	-	66	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

The Company and the Bank continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank. Management believes that the Company and the Bank will be able to comply with the revised capital adequacy requirements upon their implementation.

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

On January 24, 2013, as amended January 24, 2014, the Board of Directors has authorized a share repurchase program to repurchase up to (a) 5% of its outstanding shares of the Company’s common stock, or approximately 399,200 shares based on the number of shares of common stock outstanding as of December 31, 2012, through January 23, 2014; provided that the aggregate amount that the Company could spend on the repurchase program during this period could not exceed $2.2 million, and (b) $2.0 million of the Company’s common stock from January 24, 2014 though its expiration on December 31, 2014.  Since its commencement on January 24, 2013, a total of 212,112 shares for a total of approximately $1.6 million through June 30, 2014 have been repurchased under this program.

NOTE 12 – SUBSEQUENT EVENT

On July 16, 2014, the Board of Directors declared a cash dividend of $0.03 per share to common shareholders of record at the close of business on August 8, 2014, payable on August 29, 2014.

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

Overview

The Company reported net income to common shareholders of $1.4 million, or $0.17 per diluted share, for the second quarter of 2014, compared to $1.1 million, or $0.14 per diluted share, for the same period in 2013, an increase of $245,000, or 21.4%. The annualized return on average assets was 0.74% for the three months ended June 30, 2014 as compared to 0.66% for the same period in 2013. The annualized return on average shareholders’ equity was 5.90% for the three month period ended June 30, 2014 as compared to 5.15% for the three month period ended June 30, 2013.

For the six months ended June 30, 2014, the Company reported net income available to common shareholders of $2.8 million, or $0.35 per diluted share, an increase of $610,000, or 27.7%, over the $2.2 million, or $0.27 per diluted share, reported for the same period in 2013. Our 2014 results for the first six months were positively affected by an increase in net interest income primarily due to higher average loans and lower costing core deposits, higher non-interest income, a decrease in non-interest expenses primarily due to lower OREO and repossessed asset expenses, as well as a lower provision for loan losses. The annualized return on average assets was 0.76% for the six month period ended June 30, 2014 as compared to 0.65% for the six month period ended June 30, 2013. The annualized return on average shareholders’ equity was 6.03% for the six month period ended June 30, 2014 as compared to 5.12% for the six month period ended June 30, 2013. Tangible book value per common share rose to $8.45 at June 30, 2014 as compared to $7.85 at June 30, 2013, as disclosed in the Non-GAAP Financial Measures table.

Net interest income decreased by $20,000, or 0.3%, for the quarter ended June 30, 2014 from the same period in 2013. Average earning assets totaled $709.1 million, an increase of $26.9 million, or 3.9%, from the quarter ended June 30, 2013, due to an increase in average loans and a higher level of average core checking deposits. The Company reported a net interest margin of 3.78% for the quarter ended June 30, 2014, a decrease of 16 basis points when compared to the 3.94% for the quarter ended June 30, 2013. The decrease from last year was primarily the result of the low interest rate environment, a higher average cash liquidity position resulting from an increase in average deposits, and the timing of a portion of loan growth, which occurred in the latter part of the quarter and will provide for incremental earnings in the third quarter of 2014 and beyond.

Net interest income increased by $91,000, or 0.7%, for the six months ended June 30, 2014 from the same period in 2013, primarily as a result of an increase in average loans and a higher level of average core checking deposits. The Company reported a net interest margin of 3.80% for the six months ended June 30, 2014, a decrease of 11 basis points when compared to the 3.91% reported for the six months ended June 30, 2013, resulting from the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment.

The provision for loan losses for the three months ended June 30, 2014 was $238,000, as compared to a provision for loan losses of $280,000 for the corresponding 2013 period. The provision for loan losses for the six months ended June 30, 2014 was $521,000, as compared to a provision for loan losses of $460,000 for the corresponding 2013 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, allowances related to impaired loans and loan growth. The provision for the comparable 2013 period considered the same factors.

Non-interest income for the quarter ended June 30, 2014 totaled $713,000, an increase of $146,000, or 25.7%, compared to the same period in 2013. The increase was primarily due to a $118,000 gain on sale of SBA loans during the three months ended June 30, 2014 as compared to none recorded for the same period in 2013. Non-interest income for the six months ended June 30, 2014 totaled $1.5 million, an increase of $96,000, or 6.9%, compared to the same period in 2013. This increase was largely due to an increase of $193,000 in gains on the sale of SBA loans and $59,000 in service fees on deposit accounts. These increases were partially offset by a $153,000 decrease in net gains from the sales of securities.

Non-interest expense for the quarter ended June 30, 2014 totaled $4.9 million, a decrease of $201,000, or 3.9%, compared to the same period in 2013. The decrease was due primarily to lower professional fees of $103,000, lower occupancy expenses of $63,000, a decrease of $47,000 in data processing fees and lower outside service fees of $39,000. These decreases were partially offset by a $130,000 increase in salary and benefit expenses due primarily to annual merit increases and higher staff levels to support our growth. For the six month period ended June 30, 2014, non-interest expense totaled $9.7 million, a decrease of $713,000, or 6.8%, compared to the same period in 2013 due primarily to a net decrease of $549,000 in OREO and repossessed asset expense, impairments and sales and loan workout expenses. During the first six months of 2014, a net gain of $155,000 was recognized on the sale of OREO and repossessed assets while during the first six months of 2013, $362,000 of writedowns were taken on two OREO properties. Additionally, occupancy expenses were lower by $133,000 primarily resulting from the expense savings relating to the closure of two branches in June 2013, and decreases of $104,000 in data processing fees, $53,000 in outside service fees and $52,000 in professional fees. These decreases were partially offset by an increase of $263,000 in salary and benefit expenses.

Total assets at June 30, 2014 were $765.7 million, a decrease of 0.5% from the $769.7 million at December 31, 2013. Total loans at June 30, 2014 were $612.4 million, an increase of 1.6% from the $602.8 million reported at December 31, 2013. Total deposits at June 30, 2014 were $626.6 million, a decrease of 1.1% from the $633.4 million at December 31, 2013. Core checking deposits at June 30, 2014 decreased $842,000, or 0.3%, when compared to year-end 2013, while savings accounts, inclusive of money market deposits, decreased 0.8%. Additionally, higher cost time deposits decreased 4.1% as compared to this same period.

The Company’s allowance for loan losses was $7.8 million at June 30, 2014, compared with $7.9 million at December 31, 2013. The allowance for loan losses as a percentage of total loans at June 30, 2014 was 1.27%, compared with 1.31% at December 31, 2013. Non-performing assets at June 30, 2014 as a percentage of total assets were 1.06%, a decrease from 1.14% at December 31, 2013. Non-performing assets decreased to $8.2 million at June 30, 2014 as compared to $8.8 million at December 31, 2013.

While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending during the balance of 2014, recognizing that we shall continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. In addition, should another general decline in economic conditions in New Jersey occur, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

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

The following table provides information on our performance ratios for the dates indicated.

	As of and for the Three months ended June 30,		As of and for the Six months ended June 30,
	2014	2013	2014	2013
Return on average assets	0.74%	0.66%	0.76%	0.65%
Return on average tangible assets (1)	0.76%	0.67%	0.78%	0.66%
Return on average equity	5.90%	5.15%	6.03%	5.12%
Return on average tangible equity (1)	7.28%	6.41%	7.44%	6.37%
Net interest margin	3.78%	3.94%	3.80%	3.91%
Average equity to average assets	12.58%	12.72%	12.59%	12.67%
Average tangible equity to average tangible assets (1)	10.45%	10.49%	10.45%	10.44%

(1)	The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	As of and for the Three months ended June 30,		As of and for the Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Total shareholders’ equity	$97,257	$93,599	$97,257	$93,599
Less: preferred stock	(12,000)	(12,000)	(12,000)	(12,000)

Common shareholders’ equity	$85,257	$81,599	$85,257	$81,599

Common shares outstanding (in thousands)	7,931	8,062	7,931	8,062

Book value per common share	$10.75	$10.12	$10.75	$10.12
Effect of intangible assets	(2.30)	(2.27)	(2.30)	(2.27)
Tangible book value per common share	$8.45	$7.85	$8.45	$7.85

Return on average assets	0.74%	0.66%	0.76%	0.65%
Effect of intangible assets	0.02%	0.01%	0.02%	0.01%
Return on average tangible assets	0.76%	0.67%	0.78%	0.66%

Return on average equity	5.90%	5.15%	6.03%	5.12%
Effect of average intangible assets	1.38%	1.26%	1.41%	1.25%
Return on average tangible equity	7.28%	6.41%	7.44%	6.37%

Average equity to average assets	12.58%	12.72%	12.59%	12.67%
Effect of intangible assets	(2.13%)	(2.23%)	(2.14%)	(2.23%)
Average tangible equity to average tangible assets	10.45%	10.49%	10.45%	10.44%

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

Three months ended June 30, 2014 compared to June 30, 2013

Net Interest Income

Net interest income for the quarter ended June 30, 2014 totaled $6.7 million, a decrease of $20,000, or 0.3%, from the same period in 2013. This decrease was largely due to the 23 basis point decline in our quarterly yield on interest-earning assets from the same period in 2013, as the current prolonged low interest rate environment has continued to exert pressure on asset yields. This decline was partially offset by an increase in average interest-earning assets for the second quarter 2014 of $26.9 million, or 3.9%, to $709.1 million from the same period in 2013, primarily due to an increase in quarterly average loans. Additionally, our quarterly cost of interest-bearing liabilities declined 8 basis points from the same period last year due to a combination of both lower deposit costs along with higher average balances on lower cost core checking deposits, which increased $28.3 million, or 13.5%, to $239.0 million.

The net interest margin and net interest spread decreased to 3.78% and 3.62%, respectively, for the three months ended June 30, 2014 from 3.94% and 3.77%, respectively for the same period in 2013, primarily resulting from the maturity, prepayment or contractual repricing of loans in this extended period of low interest rates. Additionally, a higher average cash liquidity position, resulting from an increase in average deposits, contributed to the decline.

Total interest income for the three months ended June 30, 2014 decreased by $96,000, or 1.3%. The decrease in interest income was primarily due to a rate related decrease in interest income of $351,000, partially offset by a volume related increase in interest income of $255,000 for the second quarter of 2014 as compared to the same prior year period.

Interest and fees on loans decreased $104,000, or 1.4%, to $7.2 million for the three months ended June 30, 2014 compared to $7.3 million for the corresponding period in 2013. Rate related decreases of $356,000 were partially offset by volume related increases of $252,000. The average balance of the loan portfolio for the three months ended June 30, 2014 increased by $20.2 million, or 3.5%, to $603.2 million from $583.0 million for the corresponding period in 2013. The average annualized yield on the loan portfolio was 4.78% for the quarter ended June 30, 2014 compared to 5.01% for the quarter ended June 30, 2013. Additionally, the average balance of non-accrual loans during the three month periods ended June 30, 2014 and 2013 of $6.7 million and $8.3 million, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $347,000 for the three months ended June 30, 2014 compared to $346,000 for the three months ended June 30, 2013, an increase of $1,000, or 0.3%. For the three months ended June 30, 2014, investment securities had an average balance of $74.0 million with an average annualized yield of 1.88% compared to an average balance of $74.5 million with an average annualized yield of 1.86% for the three months ended June 30, 2013.

Interest income on interest bearing deposits was $23,000 for the three months ended June 30, 2014, representing an increase of $7,000, or 43.8%, from $16,000 for the three months ended June 30, 2013. For the three months ended June 30, 2014, interest bearing deposits had an average balance of $31.9 million as compared to an average balance of $24.7 million for the same period in 2013. This average balance increase was primarily due to an increase in average deposit growth of $22.8 million, partially offset by loan growth. The average annualized yield was 0.29% and 0.26% for both the 2014 and 2013 periods, respectively.

Interest expense on interest-bearing liabilities amounted to $866,000 for the three months ended June 30, 2014 compared to $942,000 for the corresponding period in 2013, a decrease of $76,000, or 8.1%. This decrease in interest expense was comprised of an $118,000 rate-related decrease primarily resulting from lower deposit rates partially offset by a volume-related increase of $42,000.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $537.6 million for the three months ended June 30, 2014 from $519.9 million for the same period last year, an increase of $17.7 million, or 3.4%. Average NOW accounts increased $19.4 million from $91.6 million with an average annualized yield of 0.46% during the second quarter of 2013, to $111.0 million with an average annualized yield of 0.47% during the second quarter of 2014. Average savings deposits increased by $1.4 million over this same period while the average annualized yield declined by 10 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $3.4 million over this same period while the average annualized yield declined by 5 basis points as well as a decrease of $2.9 million in our average time deposit balances and a decrease of 15 basis points in the average annualized yield. During the second quarter of 2014, our average demand deposits totaled $128.0 million, an increase of $8.9 million, or 7.5%, over the same period last year. For the three months ended June 30, 2014, the average annualized cost for all interest-bearing liabilities was 0.65%, compared to 0.73% for the three months ended June 30, 2013, a decrease of 8 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2014 were $18.8 million, with an average interest rate of 0.32%, compared to $19.6 million, with an average interest rate of 0.43%, for the second quarter of 2013.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2014 and 2013 was at $17.5 million and $13.5 million, respectively, with an average interest rate of 2.81% and 3.24%, respectively.

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

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$31,912	$23	0.29%	$24,677	$16	0.26%
Investment securities	74,027	347	1.88%	74,526	346	1.86%
Loans, net of unearned fees (1) (2)	603,160	7,182	4.78%	582,967	7,286	5.01%

Total Interest Earning Assets	709,099	7,552	4.27%	682,170	7,648	4.50%

Non-Interest Earning Assets:
Allowance for loan losses	(7,720)			(8,066)
All other assets	65,642			63,160

Total Assets	$767,021			$737,264

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$111,072	131	0.47%	$91,637	106	0.46%
Savings deposits	235,714	273	0.46%	234,342	329	0.56%
Money market deposits	72,412	29	0.16%	75,786	40	0.21%
Time deposits	82,139	295	1.44%	85,056	337	1.59%
Repurchase agreements	18,796	15	0.32%	19,597	21	0.43%
Long-term debt	17,500	123	2.81%	13,500	109	3.24%

Total Interest Bearing Liabilities	537,633	866	0.65%	519,918	942	0.73%

Non-Interest Bearing Liabilities:
Demand deposits	127,953			119,044
Other liabilities	4,952			4,538

Total Non-Interest Bearing Liabilities	132,905			123,582

Shareholders' Equity	96,483			93,764

Total Liabilities and Shareholders' Equity	$767,021			$737,264

NET INTEREST INCOME		$6,686			$6,706

NET INTEREST SPREAD (3)			3.62%			3.77%

NET INTEREST MARGIN (4)			3.78%			3.94%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$28,318	$37	0.26%	$28,337	$36	0.26%
Investment securities	74,518	716	1.92%	74,663	714	1.91%
Loans, net of unearned fees (1) (2)	601,995	14,279	4.78%	577,398	14,426	5.04%

Total Interest Earning Assets	704,831	15,032	4.30%	680,398	15,176	4.50%

Non-Interest Earning Assets:
Allowance for loan losses	(7,860)			(8,092)
All other assets	65,740			63,309

Total Assets	$762,711			$735,615

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$110,075	249	0.46%	$91,207	210	0.46%
Savings deposits	235,311	544	0.47%	231,728	687	0.60%
Money market deposits	72,256	58	0.16%	75,124	90	0.24%
Time deposits	83,132	612	1.49%	90,523	727	1.62%
Repurchase agreements	18,451	30	0.33%	19,380	43	0.45%
Long-term debt	17,500	244	2.81%	13,500	215	3.21%

Total Interest Bearing Liabilities	536,725	1,737	0.65%	521,462	1,972	0.76%

Non-Interest Bearing Liabilities:
Demand deposits	125,084			116,048
Other liabilities	4,886			4,902

Total Non-Interest Bearing Liabilities	129,970			120,950

Shareholders' Equity	96,016			93,203

Total Liabilities and Shareholders' Equity	$762,711			$735,615

NET INTEREST INCOME		$13,295			$13,204

NET INTEREST SPREAD (3)			3.65%			3.74%

NET INTEREST MARGIN (4)			3.80%			3.91%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2013			June 30, 2013
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$5	$2	$7	$-	$1	$1
Federal funds sold	-	-	-	-	-	-
Investment securities	(2)	3	1	(1)	3	2
Loans	252	(356)	(104)	615	(762)	(147)

Total Interest Income	255	(351)	(96)	614	(758)	(144)

Interest Paid On:
NOW deposits	23	2	25	44	(5)	39
Savings deposits	2	(58)	(56)	11	(154)	(143)
Money market deposits	(2)	(9)	(11)	(3)	(29)	(32)
Time deposits	(12)	(30)	(42)	(60)	(55)	(115)
Repurchase agreements	(1)	(5)	(6)	(2)	(11)	(13)
Long-term debt	32	(18)	14	64	(35)	29

Total Interest Expense	42	(118)	(76)	54	(289)	(235)

Net Interest Income	$213	$(233)	$(20)	$560	$(469)	$91

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2014 decreased to $238,000, as compared to a provision for loan losses of $280,000 for the corresponding 2013 period. The decrease of $42,000 in our provision was due primarily to lower specific reserves required on certain impaired loans, offset in part by loan growth. The $238,000 provision for three months ended June 30, 2014 considered a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2013 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $7.8 million, or 1.27% of total loans at June 30, 2014, as compared to $7.9 million, or 1.31% of total loans at December 31, 2013. The decrease of $68,000 in the allowance for loan losses is due to $707,000 in loan charge-offs, partially offset by the $521,000 provision recorded during the six months ended June 30, 2014 and $118,000 in recoveries.

In management’s opinion, the allowance for loan losses, totaling $7.8 million at June 30, 2014, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2014, non-interest income amounted to $713,000 compared to $567,000 for the corresponding period in 2013. The increase of $146,000, or 25.7%, was primarily due to an $118,000 gain on sale of SBA loans recorded during the three month period ended June 30, 2014, as compared to none recorded for the same period in 2013. Additionally, there was a $17,000 increase in service fees on deposit accounts and an $11,000 increase in income from bank owned life insurance.

Non-Interest Expenses

Non-interest expense for the quarter ended June 30, 2014 totaled $4.9 million, a decrease of $201,000, or 3.9%, compared to the same period in 2013. The decrease was mainly due to lower professional fees of $103,000 primarily resulting from lower recruitment expenses, lower occupancy expenses of $62,000, a decrease of $47,000 in data processing fees and lower outside service fees of $38,000. These decreases were partially offset by a $130,000 increase in salary and benefit expenses due primarily to annual merit increases and higher staff levels to support our growth.

Income Taxes

The Company recorded income tax expense of $837,000 for the three months ended June 30, 2014 compared to $683,000 for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was 37.1% and 36.2%, respectively, due to a higher level of taxable income.

Six months ended June 30, 2014 compared to June 30, 2013

Net Interest Income

Net interest income increased by $91,000, or 0.7%, to $13.3 million for the six months ended June 30, 2014 compared to $13.2 million for the corresponding period in 2013, primarily resulting from an increase in loans coupled with strong growth in lower costing core checking deposits offset in part by a contraction in our net interest margin. Average interest earning assets for the six months ended June 30, 2014, increased $24.4 million, or 3.6%, from the same period in 2013. The net interest spread and net interest margin decreased to 3.65% and 3.80%, respectively, for the six months ended June 30, 2014, from 3.74% and 3.91%, respectively, for the six months ended June 30, 2013. These decreases were primarily the result of the maturity, prepayment and contractual repricing of loans and investments in this prolonged low interest rate environment.

Total interest income for the six months ended June 30, 2014 decreased by $144,000, or 0.9%. The decrease in interest income was primarily due to a rate-related decrease in interest income of $758,000, partially offset by a volume-related increase in interest income of $614,000, for the six months ended June 30, 2014 as compared to the same prior year period.

Interest and fees on loans decreased $147,000, or 1.0%, to $14.3 million for the six months ended June 30, 2014 compared to $14.4 million for the corresponding period in 2013. Rate-related decreases equaled $762,000, partially offset by a volume-related increase of $615,000. The average balance of the loan portfolio for the six months ended June 30, 2014 increased by $24.6 million, or 4.3%, to $602.0 million from $577.4 million for the corresponding period in 2013. The average annualized yield on the loan portfolio was 4.78% for the six months ended June 30, 2014 compared to 5.04% for the six months ended June 30, 2013. Additionally, the average balance of non-accrual loans, which amounted to $6.3 million and $8.3 million at June 30, 2014 and 2013, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $716,000 for the six months ended June 30, 2014 compared to $714,000 for the six months ended June 30, 2013, an increase of $2,000, or 0.3%. For the six months ended June 30, 2014, investment securities had an average balance of $74.5 million with an average annualized yield of 1.92% compared to an average balance of $74.7 million with an average annualized yield of 1.91% for the six months ended June 30, 2013.

Interest income on interest bearing deposits was $37,000 for the six months ended June 30, 2014, representing an increase of $1,000, or 2.8%, from $36,000 for the six months ended June 30, 2013. For both the six months ended June 30, 2014 and 2013, interest bearing deposits had an average balance of $28.3 million. The average annualized yield was 0.26% for the six months ended June 30, 2014 as compared to 0.26% for the same period in 2013.

Interest expense on interest-bearing liabilities amounted to $1.7 million for the six months ended June 30, 2014 compared to $2.0 million for the corresponding period in 2013, a decrease of $235,000, or 11.9%. This decrease in interest expense was comprised of a $289,000 rate-related decrease primarily resulting from lower deposit rates, partially offset by a $54,000 in volume-related increases.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $536.7 million for the six months ended June 30, 2014 from $521.5 million for the same period last year, an increase of $15.2 million, or 2.9%. Our average NOW accounts increased $18.9 million from $91.2 million with an average annualized yield of 0.46% during the six months ended June 30, 2013, to $110.1 million with an average annualized yield of 0.46% during the same period in 2014. Our average savings deposits increased by $3.6 million over this same period while the average annualized yield declined by 13 basis points. These average balance increases were partially offset by a decrease in our money market deposits of $2.9 million over this same period while the average annualized yield declined by 8 basis points and our average certificates of deposit decreased by $7.4 million, or 8.2%, to $83.1 million with an average annualized yield of 1.49% for the six months ended June 30, 2014 from $90.5 million with an average annualized yield of 1.62% for the same period in 2013. During the six months ended June 30, 2014, our average demand deposits totaled $125.1 million, an increase of $9.0 million, or 7.8%, over the same period last year. For the six months ended June 30, 2014, the average annualized cost for all interest-bearing liabilities was 0.65%, compared to 0.76% for the six months ended June 30, 2013, a decrease of 11 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2014 were $18.5 million, with an average interest rate of 0.33%, compared to $19.4 million, with an average interest rate of 0.45%, for the six months ended June 30, 2013.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2014 and 2013 was $17.5 million and $13.5 million, respectively, with an average interest rate of 2.81% and 3.21%, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2014 increased to $521,000, as compared to a provision for loan losses of $460,000 for the corresponding 2013 period. The $61,000 increase in our provision was due primarily to a combination of loan growth coupled with a $255,000 recovery during the first quarter of 2013, from a previously charged off credit, which allowed the Company to reduce its loan loss provision during 2013. The $521,000 provision for six months ended June 30, 2014 was driven by a number of factors, including our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2013 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

For the six months ended June 30, 2014, non-interest income increased $96,000, or 6.9%, from the same period in 2013. This increase was largely due to an increase of $193,000 in gains on the sale of SBA loans and $59,000 in service fees on deposit accounts. These increases were partially offset by a $153,000 decrease in net gains from the sales of securities.

Non-Interest Expenses

For the six month period ended June 30, 2014, non-interest expense totaled $9.7 million, a decrease of $713,000, or 6.8%, compared to the same period in 2013 due primarily to a net decrease of $549,000 in OREO and repossessed asset expense, impairments and sales and loan workout expenses. During the first six months of 2014, a net gain of $155,000 was recognized on the sale of OREO and repossessed assets while during the first six month of 2013, $362,000 of writedowns were taken on two OREO properties. Additionally, occupancy expenses were lower by $133,000 primarily resulting from the expense savings relating to the closure of two branches in June 2013, and decreases of $104,000 in data processing fees, $53,000 in outside service fees and $52,000 in professional fees. These decreases were partially offset by an increase of $263,000 in salary and benefit expenses.

Income Taxes

The Company recorded income tax expense of $1.7 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate for the three months ended June 30, 2014 and 2013 was 37.1% and 36.5%, respectively, due to a higher level of taxable income.

FINANCIAL CONDITION

Assets

At June 30, 2014, our total assets were $765.7 million, a decrease of $4.0 million, or 0.5%, from total assets of $769.7 million at December 31, 2013. At June 30, 2014, our total loans were $612.4 million, an increase of $9.6 million, or 1.6%, from the $602.8 million reported at December 31, 2013. Investment securities, including restricted stock, were $73.4 million at June 30, 2014 as compared to $77.0 million at December 31, 2013, a decrease of $3.6 million, or 4.7%. At June 30, 2014, cash and cash equivalents totaled $38.9 million compared to $47.9 million at December 31, 2013, a decrease of $9.0 million, or 18.8%. The decrease in our cash and cash equivalents is primarily due to our loan growth. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both June 30, 2014 and December 31, 2013.

Liabilities

Total deposits decreased $6.8 million, or 1.1%, to $626.6 million at June 30, 2014, from $633.4 million at December 31, 2013. Deposits are the Company’s primary source of funds. Even though deposits declined during the six months ended June 30, 2014 due primarily to seasonal cash flow needs, the Company’s strategic initiative continues to be to grow market share through core deposit relationships. The Company anticipates loan demand to increase during the remainder of 2014 and beyond and will depend on the expansion and maturation of deposits from our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to use the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $73.4 million at June 30, 2014 compared to $77.0 million at December 31, 2013, a decrease of $3.6 million, or 4.7%. During the six months ended June 30, 2014, investment securities and restricted stock purchases amounted to $10.7 million and $15.8 million, while repayments, calls and maturities amounted to $10.0 million and $6.4 million during the six months ended June 30, 2014 and 2013, respectively. Additionally, there were investment securities sales totaling $4.7 million and $5.9 million in which the Company recorded no gains as compared to $153,000 for the same period in 2013.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2014, the Company maintained $16.8 million of GSE mortgage-backed securities in the investment portfolio and $18.4 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities. These securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at June 30, 2014. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2014, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, certain loan balances as of December 31, 2013 were reclassified to conform to the presentation as of June 30, 2014.

The following table summarizes total loans outstanding, by loan category and amount, as of June 30, 2014 and December 31, 2013.

	June 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$100,961	16.5%	$91,887	15.2%
Real estate – construction	94,701	15.5%	98,284	16.3%
Real estate – commercial	356,156	58.1%	355,530	59.0%
Real estate – residential	29,643	4.8%	25,588	4.2%
Consumer	31,683	5.2%	32,413	5.4%
Unearned fees	(758)	(0.1%)	(886)	(0.1%)
Total loans	$612,386	100.0%	$602,816	100.0%

For the six months ended June 30, 2014, total loans increased by $9.6 million, or 1.6%, to $612.4 million from $602.8 million at December 31, 2013. The increase was due to increases in the commercial and industrial portfolio and, to a lesser degree, our real estate residential loans. Our loan portfolio experienced solid growth during the second quarter. Our loan pipeline continues to grow and we are seeing a return to our normal growth pattern after a sluggish first quarter. We remain optimistic in our growth prospects for lending in 2014, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the second quarter of 2014, we replaced our current New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate three LPOs in the Freehold, Summit and Piscataway, New Jersey markets. All of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results. Additionally, as previously announced, we have executed a lease for our newest LPO in Toms River, New Jersey, which opened August 1, 2014. This will be our first formal entry into the Ocean County market, although we have been sourcing relationships in the northern Ocean County, New Jersey market.

Commercial and industrial loans increased $9.1 million, or 9.9%, to $101.0 million at June 30, 2014 from $91.9 million at December 31, 2013. Real estate residential loans increased $4.0 million, or 15.6% to $29.6 million at June 30, 2014 from $25.6 million at December 31, 2013. Real estate commercial loans increased by $0.6 million, or 0.2%, to $94.7 million at June 30, 2014 from $355.5 million at December 31, 2013. These increases were partially offset by decreases in real estate construction loans of $3.6 million, or 3.7%, to $94.7 million at June 30, 2014 from $98.3 million at December 31, 2013. Consumer loans decreased $730,000, or 2.3%, to $31.7 million at June 30, 2014 from $32.4 million at December 31, 2013.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses is adequate to cover known and potential losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, land development and construction of real estate projects mainly in the Union, Monmouth and Middlesex County, New Jersey market area. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset-management strategies reflect the type and quality of assets being underwritten and originated.

The Company continues to be proactive in identifying troubled credits, to record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times. We closely monitor local and regional real estate markets and other risk factors related to our loan portfolio.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans and the financial results of some of those loans which may be adversely impacted by changes in the prevailing economic conditions, either nationally or in our local market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration includes whether there has been material deterioration in the following factors: the performance of the project; conditions of the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment. A new appraisal may not be necessary in all instances where an internal evaluation is used to appropriately update the original appraisal assumptions reflecting current market conditions along with providing an estimate of the collateral’s fair market value for impairment analysis testing.

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

At June 30, 2014 and December 31, 2013, the Company had $6.7 million and $6.0 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At June 30, 2014 and December 31, 2013, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	June 30, 2014	December 31, 2013

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$126	$17
Real estate-construction	429	225
Real estate-commercial	5,034	5,483
Real estate – residential	561	-
Consumer	520	284

Total Non-Accrual Loans	6,670	6,009

Loans 90 days or more past due and still accruing	-	-

Total Non-Performing Loans	6,670	6,009

Other Real Estate Owned	1,484	2,771

Total Non-Performing Assets	$8,154	$8,780

Ratios:

Non-Performing loans to total loans	1.09%	1.00%

Non-Performing assets to total assets	1.06%	1.14%

Troubled Debt Restructured Loans:
Performing	$20,760	$23,021
Non-performing (included in non-performing assets above)	5,027	2,355

Total non-performing loans increased by $661,000 from December 31, 2013. At June 30, 2014, thirteen loans comprise the $6.7 million as compared to nine loans for the $6.0 million at December 31, 2013. At June 30, 2014, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At June 30, 2014, non-performing commercial and industrial loans from December 31, 2013, increased by $109,000 during the first quarter of 2014, due to the addition of one new credit.

At June 30, 2014, non-performing real estate construction loans increased by $204,000 from December 31, 2013, due to the addition of two credits totaling $429,000, which are both well secured, partially offset by the payoff of one $225,000 loan.

At June 30, 2014, non-performing real estate commercial loans decreased by $449,000 from December 31, 2013, due primarily to the addition of four commercial real estate loans totaling $1.7 million, which are well secured, partially offset by one loan totaling $775,000, which was returned to active status, as well as one $415,000 loan transferred to OREO. Additionally, there were $968,000 in payoffs, partial charge-offs and principal payments made during the first six months of 2014.

At June 30, 2014, non-performing real estate residential loans increased by $561,000 from December 31, 2013, due to the addition of one new loan, which is well secured.

At June 30, 2014, non-performing consumer loans increased by $236,000 from December 31, 2013, primarily due to the addition of two new loans totaling $317,000. This increase was partially offset by a partial charge-off of $40,000 on one loan, as well as principal payments made during the quarter.

OREO and repossessed assets represent real estate and assets pledged as collateral acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At June 30, 2014, the Bank had $1.5 million in OREO and repossessed assets as compared to $2.8 million at December 31, 2013.

The decrease of $1.3 million is primarily due to the sale of three properties totaling $1.5 million, in which the Company recorded a loss of $19,000 and the sale of $438,000 in repossessed assets, in which the Company recorded a gain of $168,000. These decreases were partially offset by a $206,000 advance for capital improvements made on an existing OREO property and an addition of $415,000 from one new property.

All of our OREO are aggressively marketed and are monitored on a regular basis to ensure valuations are in line with current fair market values.

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

As of June 30, 2014, loans modified in a troubled debt restructuring totaled $25.8 million as compared to $25.4 million at December 31, 2013, an increase of $411,000. The increase of $411,000 was primarily due to advances made to existing restructured borrowers who required additional funds to complete their construction projects. These concessions generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $25.8 million is comprised of $14.3 million in real estate commercial loans, $10.7 million in real estate construction loans $392,000 in residential mortgage loans and $425,000 in consumer loans. All but two identified TDR’s as of June 30, 2014, are collateral-dependent loans while two loans are cash flow dependent. Of the $25.8 million, $7.6 million have specific reserves in our allowance for loan losses computation totaling $582,000. The remaining $18.2 million of TDR’s are adequately collateralized requiring no specific reserves.

The $11.8 million in real estate commercial loans identified as TDR’s are all accruing, with the exception of five non-accrual loans totaling $4.9 million. The first non-accrual loan, totaling $2.3 million, is secured by multiple collateral pool of income producing properties. It is anticipated that during 2014, two properties will be sold, some of which occurred in July 2014, and the Company’s exposure will substantially deleverage. The second non-accrual loan, totaling $1.5 million, is secured by real estate, and is in the early stages of commencing foreclosure proceedings. The third non-accrual loan, totaling $1.0 million, is secured by real estate and is in the early stages of litigation. The remaining three non-accrual loans total $91,000. The remaining $6.9 million are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $10.7 million in real estate construction loans is primarily comprised of two relationships, totaling $4.3 million, which include fully improved building lots under contract of sale to two national home builder companies. The lot sales are structured as tranche takedowns with repayments expected in full by the end of the first quarter 2015. The remaining $6.4 million are currently being developed, under contract and/or amortizing.

The $2.5 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $126,000. The $425,000 in consumer loans and $392,000 in real estate residential loans are all performing. Due to the weak economy, values and personal income deteriorated, causing these loans to not conform to current underwriting standards at maturity. These loans have been modified with amortizing schedules enhanced to allow for deleveraging of the debt.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At June 30, 2014, the Company had $29.7 million in loans that were risk rated as special mention or substandard, which includes $6.7 million in non-accrual loans that are included in the substandard category. This $29.7 million of special mention and substandard loans represents a decrease of $1.9 million from the $31.6 million reported at December 31, 2013.

At June 30, 2014, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013.

	June 30,		December 31,
	2014	2013	2013
	(in thousands, except percentages)

Balance at beginning of year	$7,872	$7,984	$7,984
Provision charged to expense	521	460	910
Loans charged off, net	(589)	(239)	(1,022)
Balance of allowance at end of period	$7,804	$8,205	$7,872

Ratio of net charge-offs to average loans outstanding (annualized)	0.17%	0.08%	0.18%
Balance of allowance as a percent of loans at period-end	1.27%	1.42%	1.31%
Ratio of allowance at period-end to non-performing loans	117.00%	88.44%	131.00%

At June 30, 2014, the Company’s allowance for loan losses was $7.8 million compared with $7.9 million at December 31, 2013. Loss allowance as a percentage of total loans at June 30, 2014 was 1.27%, compared with 1.31% at December 31, 2013. The Company recorded a $521,000 provision to the allowance for loan losses for the six month period ended June 30, 2014 as compared to $460,000 for the comparable period in 2013. The increase of $61,000 was primarily due to a combination of loan growth coupled with a $255,000 recovery during the first quarter of 2013, from a previously charged-off credit, which allowed the Company to reduce its loan loss provision during 2013. Non-performing loans at June 30, 2014 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $124,000 and $89,000 for the six months ended June 30, 2014 and 2013, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $231,000 and $210,000 for the six months ended June 30, 2014 and 2013, respectively.

Premises and Equipment

Premises and equipment totaled approximately $4.9 million and $4.2 million at June 30, 2014 and December 31, 2013, respectively. The Company purchased premises and equipment amounting to $913,000 primarily due to the new branch construction in Cranford, New Jersey, and, to a lesser degree, the capitalized costs relating to our new branch in New Brunswick, New Jersey. The Company has decided to construct a new branch in the Cranford market of Union County area. This branch is expected to open by the end of 2014. Depreciation expenses totaled $278,000 and $445,000 for the six months ended June 30, 2014 and 2013, respectively. The decline in the expense was primarily due to several assets becoming fully depreciated during the six months ended June 30, 2014.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.2 million at June 30, 2014 and $18.3 million at December 31, 2013. The Company’s intangible assets at June 30, 2014 were comprised of $18.1 million of goodwill and $96,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. The Company performed its annual goodwill impairment analysis as of September 30, 2013. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2013, the Company’s intangible assets were comprised of $18.1 million of goodwill and $143,000 of core deposit intangibles, net of accumulated amortization of $2.0 million.

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

Total deposits as of June 30, 2014 were $626.6 million, a decrease of $6.8 million, or 1.1%, from December 31, 2013. Core checking deposits at June 30, 2014 decreased $842,000, or 0.3%, when compared to year-end 2013, while savings accounts, inclusive of money market deposits, decreased $2.5 million, or 0.8%. Additionally, higher cost time deposits decreased $3.5 million, or 4.1%, over this same period. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except certificates of deposit (“CD’s”) in excess of $100,000 and brokered CD’s. Core deposits at June 30, 2014 amounted to $580.5 million and accounted for 92.6% of total deposits, as compared to $587.9 million and 92.8%, at December 31, 2013. During 2014, we continued to price our CD’s $100,000 and over at rates that did not exceed our market competition. The balance in our CD’s over $100,000 at June 30, 2014 totaled $25.8 million as compared to $30.4 million at December 31, 2013, a decrease of $4.6 million, or 15.1%. At June 30, 2014 the Company had $20.3 million in brokered CD’s as compared to $15.2 million at December 31, 2013, with rates ranging from 1.09% to 2.15% with original terms ranging from 12 to 84 months. The Company found this strategy of placing brokered CD’s provides a more cost-effective source of longer-term funding as the rates paid for these brokered CD’s were lower than current fixed rate term advances at the FHLB of New York.

Borrowings

The Bank utilizes its account relationship with Atlantic Central Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $26.0 million in credit facilities with two correspondent banks. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $62.8 million based on the current loan collateral pledged of $80.3 million at June 30, 2014.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At June 30, 2014 and 2013, the Company had no short-term borrowings outstanding.

At June 30, 2014 and December 31, 2013, long term debt consisted of advances from the FHLB, which amounted to $17.5 million for both periods, respectively. The FHLB advances had a weighted average interest rate of 2.79% at June 30, 2014 and December 31, 2013, respectively. These advances are contractually scheduled for repayment as follows:

	June 30, 2014	December 31, 2013	Rate	Original Term (in years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$17,500	$17,500	2.79%

The maximum amount outstanding of FHLB advances during the six months ended June 30, 2014 and at any month-end during 2013 was $17.5 million, respectively. The average interest rates paid on FHLB advances was 2.79% during the six months ended June 30, 2014 and 3.21% for 2013, respectively.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $19.1 million at June 30, 2014 from $18.4 million at December 31, 2013, an increase of $721,000, or 3.9%.

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

At June 30, 2014, the Company had $38.9 million in cash and cash equivalents as compared to $47.9 million at December 31, 2013. Cash and cash equivalent balances include $18.6 million and $31.9 million of interest bearing deposits at the Federal Reserve Bank of New York at June 30, 2014 and December 31, 2013, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars in thousands)

Home equity lines of credit	$23,629	$24,186
Commitments to fund commercial real estate and construction loans	105,307	77,999
Commitments to fund commercial and industrial loans	22,358	52,939
Commercial and financial letters of credit	5,487	5,344
	$156,781	$160,468

Capital

Shareholders’ equity increased by approximately $1.8 million, or 1.9%, to $97.2 million at June 30, 2014 compared to $95.4 million at December 31, 2013. Net income for the six month period ended June 30, 2014 added $2.9 million to shareholders’ equity. Additionally, stock option compensation expense of $87,000, options exercised of $82,000, $24,000 in employee stock option purchases and $290,000 in after-tax net unrealized gains on securities available-for-sale during the six months ended June 30, 2014, contributed to the increase. These increases were partially offset by decreases of $1.1 in common stock repurchased, $398,000 in cash dividends on common stock and $60,000 relating to the dividends on the preferred stock Series C. During the six months ended June 30, 2014, the Company repurchased 135,400 shares of common stock at an average price of $7.79 under its Share Repurchase Program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio,) Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at June 30, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2014, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at June 30, 2014 and December 31, 2013, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Two River Bancorp	10.61%	10.40%	11.80%	11.99%	12.96%	13.21%
Two River Community Bank	10.57%	10.35%	11.76%	11.94%	12.92%	13.15%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank. Management believes that the Company and the Bank will be able to comply with the revised capital adequacy requirements upon their implementation.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

April 1, 2014 through April 30, 2014	-	$-	-	$1,149,750
May 1, 2014 through May 31, 2014	25,000	8.25	25,000	942,250
June 1, 2014 through June 30, 2014	-	-	-	$942,250
Total	25,000	$8.25	25,000

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

Item 6.     Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-51889) filed on June 28, 2013)

3.2	*	Amended and Restated Bylaws of the Company

10.1	*	Two River Community Bank Incentive Bonus Program

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*

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

TWO RIVER BANCORP

Date: August 14, 2014	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)