Form 10-Q
period 2014-09-30
TWO RIVER BANCORP
filed 2014-11-14
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 7,934,111 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$20,020	$16,003
Interest-bearing deposits in bank	23,996	31,862

Cash and cash equivalents	44,016	47,865

Securities available-for-sale	44,751	45,093
Securities held-to-maturity (fair value of $27,040 and $28,343 at September 30, 2014 and December 31, 2013, respectively)	26,903	28,670
Restricted investments, at cost	3,097	3,278
Loans	616,242	602,816
Allowance for loan losses	(8,301)	(7,872)
Net loans	607,941	594,944

OREO and repossessed assets	1,069	2,771
Bank-owned life insurance	16,736	16,389
Premises and equipment, net	5,302	4,232
Accrued interest receivable	1,598	1,760
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,030 and $1,963 at September 30, 2014 and December 31, 2013, respectively	76	143
Other assets	5,896	6,453

TOTAL ASSETS	$775,494	$769,707

LIABILITIES
Deposits:
Non-interest bearing	$138,748	$129,179
Interest bearing	489,017	504,270

Total Deposits	627,765	633,449

Securities sold under agreements to repurchase	27,562	18,440
Accrued interest payable	55	66
Long-term debt	16,000	17,500
Other liabilities	5,475	4,825

Total Liabilities	676,857	674,280

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $12,000 liquidation preference; 12,000 shares authorized; 12,000 issued and outstanding at September 30, 2014, and December 31, 2013, respectively	12,000	12,000
Common stock, no par value; 25,000,000 shares authorized; Issued - 8,159,978 and 8,113,080 at September 30, 2014 and December 31, 2013, respectively Outstanding – 7,932,366 and 8,036,368 at September 30, 2014 and December 31, 2013, respectively	72,465	72,191
Retained earnings	16,305	12,474
Treasury stock, at cost; 227,612 shares and 76,712 shares at September 30, 2014 and December 31, 2013, respectively	(1,751)	(554)
Accumulated other comprehensive loss	(382)	(684)
Total Shareholders' Equity	98,637	95,427

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$775,494	$769,707

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

     (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Loans, including fees	$7,299	$7,076	$21,578	$21,502
Securities:
Taxable	233	263	732	763
Tax-exempt	109	115	326	329
Interest bearing deposits	14	19	51	55
Total Interest Income	7,655	7,473	22,687	22,649
INTEREST EXPENSE:
Deposits	713	790	2,176	2,504
Securities sold under agreements to repurchase	17	19	47	62
Borrowings	121	109	365	324
Total Interest Expense	851	918	2,588	2,890
Net Interest Income	6,804	6,555	20,099	19,759
PROVISION FOR LOAN LOSSES	-	250	521	710
Net Interest Income after Provision for Loan Losses	6,804	6,305	19,578	19,049
NON-INTEREST INCOME:
Service fees on deposit accounts	166	180	526	481
Other loan fees	123	228	470	587
Earnings from investment in life insurance	116	101	347	311
Net realized gain on sale of securities	19	-	19	153
Net gain on sale of SBA loans	106	24	384	109
Other income	182	148	450	428
Total Non-Interest Income	712	681	2,196	2,069
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,842	2,777	8,581	8,253
Occupancy and equipment	868	803	2,594	2,662
Professional	191	204	572	637
Insurance	77	85	231	246
FDIC insurance and assessments	113	156	373	425
Advertising	128	84	294	237
Data processing	95	115	283	407
Outside services fees	119	89	348	371
Amortization of identifiable intangibles	19	29	67	96
OREO and repossessed asset expenses, impairment and sales, net	(7)	51	(72)	522
Loan workout expenses	59	33	217	204
Other operating	318	371	1,030	1,146
Total Non-Interest Expenses	4,822	4,797	14,518	15,206
Income before Income Taxes	2,694	2,189	7,256	5,912
INCOME TAX EXPENSE	1,006	809	2,698	2,167
Net Income	1,688	1,380	4,558	3,745
Preferred stock dividend	(30)	(66)	(90)	(231)
Income available to common shareholders	$1,658	$1,314	$4,468	$3,514
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.16	$0.56	$0.44
Diluted	$0.20	$0.16	$0.55	$0.43
Weighted average common shares outstanding:
Basic	7,923	8,074	7,939	8,029
Diluted	8,105	8,245	8,116	8,182

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

     (in thousands)

	Three Months Ended September 30,
	2014	2013

Net income	$1,688	$1,380
Other comprehensive (loss) income:
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2014: $16; 2013: $(124)	23	(186)
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax 2014: $8; 2013; $0	(11)	-
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of income tax 2014: $0; 2013: $5	-	8

Other comprehensive income (loss)	12	(178)

Total comprehensive income	$1,700	$1,202

	Nine Months Ended September 30,
	2014	2013

Net income	$4,558	$3,745
Other comprehensive (loss) income:
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2014: $208; 2013: $(586)	313	(879)
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax 2014: $8; 2013; $61	(11)	(92)
Unrealized gain (loss) on securities for which a portion of the impairment has been recognized in income, net of income tax 2014: $0; 2013: $23	-	34

Other comprehensive income (loss)	302	(937)

Total comprehensive income	$4,860	$2,808

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(dollar amounts in thousands)

		Common Stock				Accumulated
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, January 1, 2014	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

Net income	-	-	-	4,558	-	-	4,558

Other comprehensive income	-	-	-	-	-	302	302

Dividends on preferred stock, Series C	-	-	-	(90)	-	-	(90)

Stock based compensation expense	-	-	120	-	-	-	120

Cash dividend ($0.08 per share)	-	-	-	(637)	-	-	(637)

Options exercised	-	27,397	112	-	-	-	112

Tax-benefit-exercised non-qualified stock options	-	-	6	-	-	-	6

Common stock repurchased	-	(150,900)	-	-	(1,197)	-	(1,197)

Restricted stock awards	-	15,000	-	-	-	-	-

Employee stock purchase program	-	4,501	36	-	-	-	36

Balance, September 30, 2014	$12,000	7,932,366	$72,465	$16,305	$(1,751)	$(382)	$98,637

Balance, January 1, 2013	$12,000	7,983,778	$71,537	$8,060	$-	$368	$91,965

Net income	-	-	-	3,745	-	-	3,745

Other comprehensive loss	-	-	-	-	-	(937)	(937)

Dividends on preferred stock, Series C	-	-	-	(231)	-	-	(231)

Stock based compensation expense	-	-	112	-	-	-	112

Cash dividend ($0.04 per share)	-	-	-	(323)	-	-	(323)

Options exercised	-	94,276	318	-	-	-	318

Tax-benefit-exercised non-qualified stock options	-	-	54	-	-	-	54

Common stock repurchased	-	(3,800)	-	-	(27)	-	(27)

Employee stock purchase program	-	4,937	31	-	-	-	31

Balance, September 30, 2013	$12,000	8,079,191	$72,052	$11,251	$(27)	$(569)	$94,707

See notes to the unaudited consolidated financial statements

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:	(in thousands)
Net income	$4,558	$3,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436	572
Provision for loan losses	521	710
Intangible amortization	67	96
Net amortization of securities premiums and discounts	151	207
Earnings from investment in life insurance	(347)	(311)
Net realized gain on sale of OREO and repossessed assets	(176)	(5)
Impairment on OREO	-	381
Stock based compensation expense	120	112
Net realized gain on sale of securities available-for-sale	(19)	(153)
Gain from sale of SBA loans	(384)	(109)
Decrease in assets:
Accrued interest receivable	162	122
Other assets	355	834
(Decrease) increase in liabilities:
Accrued interest payable	(11)	44
Other liabilities	650	(210)
Net cash provided by operating activities	6,083	6,035
Cash flows from investing activities:
Purchase of securities available-for-sale	(10,752)	(15,463)
Purchase of securities held-to-maturity	(4,923)	(9,329)
Proceeds from repayments, calls and maturities of securities available-for-sale	5,930	6,017
Proceeds from repayments, calls and maturities of securities held to maturity	6,649	3,487
Proceeds from sales of securities available-for-sale	5,577	5,881
Proceeds from sale of SBA loans	4,449	1,185
Redemption (purchase) of restricted investments, net	181	(58)
Net increase in loans	(17,998)	(18,065)
Purchases of premises and equipment	(1,506)	(278)
Purchases of bank-owned life insurance	-	(2,500)
Improvements on OREO	(207)	-
Proceeds from sale of OREO and repossessed assets	2,500	252
Net cash used in investing activities	(10,100)	(28,871)
Cash flows from financing activities:
Net (decrease) increase in deposits	(5,684)	18,967
Net increase in securities sold under agreements to repurchase	9,122	1,843
Repayment of long-term debt	(1,500)	-
Cash dividends paid - preferred stock	(90)	(295)
Cash dividends paid - common stock	(637)	(323)
Proceeds from employee stock purchase plan	36	31
Proceeds from exercise of stock options	112	318
Common stock repurchased	(1,197)	(27)
Tax benefit of options exercised	6	54
Net cash provided by financing activities	168	20,568
Net decrease in cash and cash equivalents	(3,849)	(2,268)
Cash and cash equivalents – beginning	47,865	48,546
Cash and cash equivalents - ending	$44,016	$46,278
Supplementary cash flow information:
Interest paid	$2,599	$2,910
Income taxes paid	2,215	2,965
Supplementary schedule of non-cash activities:
OREO acquired in settlement of loans	$415	$203
Transfer of property held for sale from other assets to premises and equipment	-	1,000

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company”), formerly known as Community Partners Bancorp, a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”), and Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Seven LLC and wholly-owned trust, Two River Community Bank Employer’s Trust. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 (the “2013 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU 2014-01: In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity inflow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The guidance in this ASU is effective for the annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The implementation of ASU 2014-01 is not expected to have a material impact on our financial position or results of operation.

ASU 2014-04: In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The implementation of ASU 2014-01 is not expected to have a material impact on our financial position or results of operation.

ASU 2014-09: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. The implementation of ASU 2014-09 is not expected to have a material impact on our financial position or results of operation.

ASU 2104-11: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU establish two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with Significant Accounting and Reporting Matters – Second Quarter 2014 (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The guidance in this ASU for public companies is effective for the first interim or annual period beginning after December 31, 2014. The implementation of ASU 2014-11 is not expected to have a material impact on our financial position or results of operation.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2014-12: In June 2014 the FASB issued ASU 2014-12, Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award. A reporting entity should apply existing guidance in Topic 718 as it relates to the award with performance conditions that affect vesting. The guidance in this ASU are effective for annual periods and interim periods with those annual periods beginning after December 15, 2015. The implementation of ASU 2014-12 is not expected to have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2014, using the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000 at September 30, 2014.

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

NOTE 4 – EARNINGS PER COMMON SHARE (Continued)

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)

Net income	$1,688	$1,380	$4,558	$3,745

Preferred stock dividend	(30)	(66)	(90)	(231)

Net income applicable to common shareholders	$1,658	$1,314	$4,468	$3,514

Weighted average common shares outstanding	7,922,510	8,073,769	7,939,224	8,029,134

Effect of dilutive securities and stock options	182,484	171,085	176,402	152,651

Weighted average common shares outstanding used to calculate diluted earnings per share	8,104,994	8,244,854	8,115,626	8,181,785

Basic earnings per common share	$0.21	$0.16	$0.56	$0.44
Diluted earnings per common share	$0.20	$0.16	$0.55	$0.43

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation were 13,231 and 23,231 for the three and nine month periods ended September 30, 2014, respectively, as compared to 169,172 for the three and nine month periods ended September 30, 2013.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2014:

Securities available for sale:
U.S. Government agency securities	$3,712	$-	$(21)	$3,691
Municipal securities	663	26	-	689
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	18,399	60	(147)	18,312
U.S. Government collateralized residential mortgage obligations	17,674	75	(466)	17,283
Corporate debt securities, primarily financial institutions	2,494	8	(136)	2,366

	42,942	169	(770)	42,341
Community Reinvestment Act (“CRA”) mutual fund	2,433	-	(23)	2,410

	$45,375	$169	$(793)	$44,751

Securities held to maturity:
Municipal securities	$21,050	$426	$(60)	$21,416
GSE – Residential mortgage-backed securities	2,183	17	(37)	2,163
U.S. Government collateralized residential mortgage obligations	1,854	-	(20)	1,834
Corporate debt securities, primarily financial institutions	1,816	-	(189)	1,627

	$26,903	$443	$(306)	$27,040

NOTE 5 – SECURITIES (Continued)

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2013:

Securities available for sale:
U.S. Government agency securities	$3,500	$-	$(49)	$3,451
Municipal securities	1,347	18	(3)	1,362
GSE – Residential mortgage-backed securities	14,777	53	(311)	14,519
U.S. Government collateralized residential mortgage obligations	19,882	65	(595)	19,352
Corporate debt securities, primarily financial institutions	4,310	13	(249)	4,074

	43,816	149	(1,207)	42,758

CRA mutual fund	2,392	-	(57)	2,335

	$46,208	$149	$(1,264)	$45,093

Securities held to maturity:
Municipal securities	$23,819	$292	$(225)	$23,886
GSE – Residential mortgage-backed securities	2,377	10	(63)	2,324
U.S. Government collateralized residential mortgage obligations	660	-	(29)	631
Corporate debt securities, primarily financial institutions	1,814	-	(312)	1,502

	$28,670	$302	$(629)	$28,343

The amortized cost and fair value of the Company’s debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$9,507	$9,509
Due in one year through five years	4,212	4,193	3,244	3,372
Due in five years through ten years	1,663	1,689	3,517	3,599
Due after ten years	994	864	6,598	6,563

	6,869	6,746	22,866	23,043

GSE – Residential mortgage-backed securities	18,399	18,312	2,183	2,163
U.S. Government collateralized residential mortgage obligations	17,674	17,283	1,854	1,834

	$42,942	$42,341	$26,903	$27,040

The Company had one security sale and no securities sales during the three months ended September 30, 2014 and 2013, respectively, as compared to nine securities sales and twenty-five securities sales during the nine months ended September 30, 2014 and 2013, respectively. The Company recorded gross gains of $19,000 and $0 from sales during the three months ended September 30, 2014 and 2013, respectively. The Company recorded gross gains of $19,000 and $153,000 from sales during the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S Government collateralized residential mortgage obligations, totaling $26,979,158 and $28,188,000 at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:	(in thousands)

Municipal securities	$2,237	$(8)	$2,721	$(52)	$4,958	$(60)
U.S. Government agency securities	2,466	(9)	1,225	(12)	3,691	(21)
GSE – Residential mortgage-backed securities	3,839	(14)	7,331	(170)	11,170	(184)
U.S. Government collateralized residential mortgage obligations	4,806	(31)	10,422	(455)	15,228	(486)
Corporate debt securities, primarily financial institutions	-	-	2,986	(325)	2,986	(325)
CRA mutual fund	2,410	(23)	-	-	2,410	(23)

Total Temporarily Impaired Securities	$15,758	$(85)	$24,685	$(1,014)	$40,443	$(1,099)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:	(in thousands)

U.S. Government agency securities	$3,451	$(49)	$-	$-	$3,451	$(49)
Municipal securities	14,570	(220)	250	(8)	14,820	(228)
GSE – Residential mortgage-backed securities	11,519	(374)	-	-	11,519	(374)
U.S. Government collateralized residential mortgage obligations	9,322	(368)	4,565	(256)	13,887	(624)
Corporate debt securities, primarily financial institutions	983	(17)	2,765	(544)	3,748	(561)
CRA mutual fund	2,292	(57)	-	-	2,292	(57)

Total Temporarily Impaired Securities	$42,137	$(1,085)	$7,580	$(808)	$49,717	$(1,893)

The Company had 51 securities in an unrealized loss position at September 30, 2014. In management’s opinion, the unrealized losses in municipal securities and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a continued widening of spreads due to the liquidity and credit concerns in the financial markets. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of September 30, 2014, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2014. These four securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at September 30, 2014.

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

The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2014 and December 31, 2013, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2013 were reclassified to conform to the presentation as of September 30, 2014.

The components of the loan portfolio at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)

Commercial and industrial	$96,386	$91,887
Real estate – construction	98,863	98,284
Real estate – commercial	362,824	355,530
Real estate – residential	30,083	25,588
Consumer	28,777	32,413

	616,933	603,702
Allowance for loan losses	(8,301)	(7,872)
Unearned fees	(691)	(886)

Net Loans	$607,941	$594,944

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2014:			(In Thousands)

Commercial and industrial	$182	$-	$121	$303	$96,083	$96,386	$-
Real estate – construction	1,230	-	442	1,672	97,191	98,863	-
Real estate – commercial	1,151	262	5,133	6,546	356,278	362,824	-
Real estate – residential	650	-	714	1,364	28,719	30,083	-
Consumer	4	-	509	513	28,264	28,777	-

Total	$3,217	$262	$6,919	$10,398	$606,535	$616,933	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2013:			(In Thousands)

Commercial and industrial	$673	$408	$17	$1,098	$90,789	$91,887	$-
Real estate – construction	5,483	1,647	225	7,355	90,929	98,284	-
Real estate – commercial	399	536	5,483	6,418	349,112	355,530	-
Real estate – residential	-	580	-	580	25,008	25,588	-
Consumer	22	-	284	306	32,107	32,413	-

Total	$6,577	$3,171	$6,009	$15,757	$587,945	$603,702	$-

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In Thousands)

Commercial and industrial	$121	$17
Real estate – construction	442	225
Real estate – commercial	5,133	5,483
Real estate – residential	714	-
Consumer	509	284

Total	$6,919	$6,009

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

The following tables present newly troubled debt restructured loans that occurred during the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

	Nine months ended September 30, 2014

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

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of September 30, 2014, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recast legal documents and/or forgiven any interest or principal.

As of September 30, 2014, loans modified in a troubled debt restructuring totaled $22.4 million, including $17.3 million that are current and seven non-accrual loans totaling $5.1 million. As a result of our impairment evaluation, the Company established an allowance of $643,000 against seven loans classified as troubled debt restructuring as of September 30, 2014.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30, 2014

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	738
Real estate – residential	-	-
Consumer	-	-

Total	1	$738

	Nine months ended September 30, 2014

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	1	$17
Real estate – construction	-	-
Real estate – commercial	4	3,281
Real estate – residential	-	-
Consumer	-	-

Total	5	$3,298

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Three months ended September 30,2013

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	-	-
Real estate – residential	-	-
Consumer	-	-

Total	-	$-

	Nine months ended September 30, 2013

Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	-	-
Consumer	1	145

Total	2	$2,753

During the nine months ended September 30, 2014, four real estate commercial loans and one commercial & industrial loan totaling $3.3 million were placed on non-accrual status that were previously troubled debt restructured loans. The Company recorded charge-offs of $609,000 for these loans, which had been previously fully reserved. These loans were individually analyzed for impairment at the time of default. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, respectively:

	As of September 30, 2014			For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
September 30, 2014:

With no related allowance recorded:
Commercial and industrial	$121	$121	$-	$119	$-	$125	$2
Real estate – construction	7,609	7,609	-	4,662	69	8,532	321
Real estate – commercial	7,230	7,505	-	7,108	46	7,768	156
Real estate – residential	1,104	1,104	-	1,423	9	1,117	21
Consumer	869	869	-	771	32	907	42

With an allowance recorded:
Commercial and industrial	490	490	1	454	5	494	17
Real estate – construction	1,946	1,946	109	1,949	16	1,953	48
Real estate – commercial	5,135	5,469	533	5,369	41	5,357	123
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	611	611	1	573	5	619	19
Real estate – construction	9,555	9,555	109	6,611	85	10,485	369
Real estate – commercial	12,365	12,974	533	12,477	87	13,125	279
Real estate – residential	1,104	1,104	-	1,423	9	1,117	21
Consumer	869	869	-	771	32	907	42

	$24,504	$25,113	$643	$21,855	$218	$26,253	$730

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2013			For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2013:

With no related allowance recorded:
Commercial and industrial	$147	$147	$-	$72	$1	$572	$5
Real estate – construction	11,647	11,647	-	2,586	12	2,476	52
Real estate – commercial	10,299	10,485	-	8,559	20	9,907	180
Real estate – residential	395	395	-	-	-	-	-
Consumer	477	477	-	2,022	-	1,862	1

With an allowance recorded:
Commercial and industrial	-	-	-	1,446	12	482	12
Real estate – construction	-	-	-	1,518	16	506	16
Real estate – commercial	6,165	6,165	832	5,835	24	5,553	163
Real estate – residential	-	-	-	-	-	-	-
Consumer	243	243	40	-	-	-	-

Total:
Commercial and industrial	147	147	-	1,518	13	1,054	17
Real estate – construction	11,647	11,647	-	4,104	28	2,982	68
Real estate – commercial	16,464	16,650	832	14,394	44	15,460	343
Real estate – residential	395	395	-	-	-	-	-
Consumer	720	720	40	2,022	-	1,862	1

	$29,373	$29,559	$872	$22,038	$85	$21,358	$429

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
September 30, 2014:

Commercial and industrial	$95,001	$480	$905	$-	$96,386
Real estate – construction	87,495	2,529	8,839	-	98,863
Real estate – commercial	349,837	5,741	7,246	-	362,824
Real estate – residential	29,268	-	815	-	30,083
Consumer	28,003	40	734	-	28,777

Total	$589,604	$8,790	$18,539	$-	$616,933

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2013:

Commercial and industrial	$90,897	$531	$459	$-	$91,887
Real estate – construction	84,877	2,555	10,852	-	98,284
Real estate – commercial	339,247	3,829	12,454	-	355,530
Real estate – residential	25,485	-	103	-	25,588
Consumer	31,590	135	688	-	32,413

Total	$572,096	$7,050	$24,556	$-	$603,702

The following tables present the balance in the allowance for loan losses at September 30, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
September 30, 2014:

Commercial and industrial	$975	$-	$975	$96,386	$611	$95,775
Real estate – construction	1,871	110	1,761	98,863	9,555	89,308
Real estate – commercial	4,547	533	4,014	362,824	12,365	350,459
Real estate – residential	212	-	212	30,083	1,104	28,979
Consumer	549	-	549	28,777	869	27,908
Unallocated	147	-	147	-	-	-

Total	$8,301	$643	$7,658	$616,933	$24,504	$592,429

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2013:

Commercial and industrial	$990	$-	$990	$91,887	$147	$91,740
Real estate – construction	1,634	-	1,634	98,284	11,647	86,637
Real estate – commercial	4,325	832	3,493	355,530	16,464	339,066
Real estate – residential	190	-	190	25,588	395	25,193
Consumer	594	40	554	32,413	720	31,693
Unallocated	139	-	139	-	-	-

Total	$7,872	$872	$7,000	$603,702	$29,373	$574,329

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2014 and 2013:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2014	$1,161	$3,913	$1,786	$215	$588	$141	$7,804
Charge-offs	-	-	-	-	(87)	-	(87)
Recoveries	404	175	-	4	1	-	584
Provision	(590)	459	85	(7)	47	6	-

Ending balance, September 30, 2014	$975	$4,547	$1,871	$212	$549	$147	$8,301

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$4,325	$1,634	$190	$594	$139	$7,872
Charge-offs	-	(667)	-		(127)	-	(794)
Recoveries	451	177	-	29	45	-	702
Provision	(466)	712	237	(7)	37	8	521

Ending balance, September 30, 2014	$975	$4,547	$1,871	$212	$549	$147	$8,301

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2013	$918	$4,258	$2,238	$181	$579	$31	$8,205
Charge-offs	(180)	-	-	-	(51)	-	(231)
Recoveries	10	-	102	-	-	-	112
Provision	503	(59)	(281)	10	14	63	250

Ending balance, September 30, 2013	$1,251	$4,199	$2,059	$191	$542	$94	$8,336

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Commercial	Real Estate - Construction	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,256	$3,708	$1,894	$217	$740	$169	$7,984
Charge-offs	(421)	-	-	(60)	(286)	-	(767)
Recoveries	303	-	106	-	-	-	409
Provision	113	491	59	34	88	(75)	710

Ending balance, September 30, 2013	$1,251	$4,199	$2,059	$191	$542	$94	$8,336

NOTE 7 – STOCK BASED COMPENSATION PLANS

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. While options to purchase 13,231 shares of the Company’s common stock remain outstanding under these plans, no further stock options may be granted.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan,”) which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2014, the number of shares of Company common stock remaining and available for future issuance under the Plan is 255,660 after adjusting for subsequent stock dividends.

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

On September 17, 2014, the Committee awarded an officer incentive stock options to purchase an aggregate of 5,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning September 17, 2015. These options were granted with an exercise price of $8.09 per share based upon the average trading price of Company’s common stock on the grant date.

Stock based compensation expense related to stock option grants was approximately $22,000 and $102,000 during the three and nine months ended September 30, 2014, respectively, as compared to $38,000 and $101,000 for the same three and nine month periods in 2013, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $257,000 as of September 30, 2014 and will be recognized, on a weighted-average basis, over the subsequent 2.9 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2014:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	610,861	$6.95
Options granted	5,000	8.09
Options exercised	(27,397)	4.09
Options forfeited	(163,733)	13.25
Options outstanding, September 30, 2014	424,731	$4.72	4.7	$1,427,689
Options exercisable, September 30, 2014	282,010	$4.10	4.1	$1,140,305
Option price range at September 30, 2014	$3.01 to 13.56

The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $20,000 and $116,000, respectively. Cash received from such exercises was $30,000 and $112,000, respectively. A tax benefit of $2,000 and $6,000 was recognized during the three and nine months ended September 30, 2014. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $69,000 and $291,000, respectively. Cash received from such exercises was $63,000 and $318,000, respectively. A tax benefit of $43,000 and $54,000 was recognized during the three and nine months ended September 30, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on September 17, 2014:

Dividend yield	1.48%
Expected volatility	27.86%
Risk-free interest rate	2.29%
Forfeiture rate	0.00%
Expected life (years)	7.5
Weighted average fair value of options granted	$2.30

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

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

On January 24, 2014, the Company awarded 5,000 shares of the Company’s restricted common stock. These awards are scheduled to 20% per year over five years beginning January 24, 2015. On September 8, 2014, the Company awarded 10,000 shares of the Company’s restricted common stock. These awards are scheduled to vest 100% on September 8, 2015.

Total unrecognized compensation cost related to restricted stock options under the Plan as of September 30, 2014 and 2013, was $145,000 and $0, respectively, and will be recognized, on a weighted-average basis, over the subsequent 1.5 years. As of September 30, 2014, all restricted stock shares were unvested.

For the three and nine month periods ended September 30, 2014, the Company recorded $11,000 and $18,000 expense for stock based compensation expense, related to restricted stock grants, as compared to no expense and $11,000 for the three and nine month periods ended September 30, 2013 and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and nine month periods ended September 30, 2014 and 2013 related to the restricted stock compensation.

The following table summarizes information about restricted stock at September 30, 2014 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2013	5,892	$7.51
Restricted stock granted	15,000	7.97
Unvested at September 30, 2014	20,892	$7.84

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2014, the Company had $4,620,000 of commercial and similar letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  Management believes that the current amount of the liability as of September 30, 2014 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

Borrowings consist of long-term debt fixed rate advances from the Federal Home Loan Bank of New York (“FHLB”). Information concerning long-term borrowings at September 30, 2014 and December 31, 2013, respectively, as follows:

	September 30, 2014	December 31, 2013	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	-	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$16,000	$17,500

The weighted average rate on FHLB advances as of September 30, 2014 and 2013 were 2.89% and 2.79, respectively. The Company has unsecured lines of credit totaling $36,000,000 with three financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at September 30, 2014 and December 31, 2013.

NOTE 9 – BORROWINGS (Continued)

The Company has a remaining borrowing capacity with the FHLB of approximately $61,026,000 based on $77,026,000 loans pledged at September 30, 2014. There were no short-term borrowings from the FHLB at September 30, 2014 and December 31, 2013.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total

	(in thousands)
At September 30, 2014

Securities available for sale:
U.S. Government agency securities	$-	$3,691	$-	$3,691
Municipal securities	-	689	-	689
GSE: Residential mortgage-backed securities	-	18,312	-	18,312
U.S. Government collateralized residential mortgage obligations	-	17,283	-	17,283
Corporate debt securities, primarily financial institutions	-	2,366	-	2,366
CRA mutual fund	2,410	-	-	2,410

Total	$2,410	$42,341	$-	$44,751

At December 31, 2013

Securities available for sale:
U.S. Government agency securities	$-	$3,451	$-	$3,451
Municipal securities	-	1,362	-	1,362
GSE: Residential mortgage-backed securities	-	14,519	-	14,519
U.S. Government collateralized residential mortgage obligations	-	19,352	-	19,352
Corporate debt securities, primarily financial institutions	-	4,074	-	4,074
CRA mutual fund	2,335	-	-	2,335

Total	$2,335	$42,758	$-	$45,093

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities available for sale
	2014	2013
	(in thousands)

Beginning balance, July 1,	$-	$72
Total gains/(losses):
Included in other comprehensive income	-	13

Ending balance, September 30,	$-	$85

Beginning balance, January 1,	$-	$28
Total gains/(losses):
Included in other comprehensive income	-	57

Ending balance, September 30,	$-	$85

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2014
Impaired loans with an allowance recorded	$-	$-	$6,928	$6,928
Impaired loans net of partial charge-offs	-	-	2,685	2,685
Other real estate owned	-	-	1,069	1,069

At December 31, 2013
Impaired loans with an allowance recorded	$-	$-	$5,536	$5,536
Impaired loans net of partial charge-offs	-	-	473	473
Foreclosed and repossessed assets	-	-	2,771	2,771

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2014.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At September 30, 2014, there were no discounts applied to appraisal values as all impaired appraisals were current, with the exception of one appraisal, in which a 10.7% discount was applied to that appraisal. The liquidation expenses range from 5.0% to 6.0% (weighted average of 5.9%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

●

Other Real Estate Owned (“OREO”) and Repossessed Assets – Real estate properties acquired through, or in lieu of, loan foreclosure and repossessed assets pledged as collateral are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount rate for collateral adjustment to OREO and repossessed assets, for the one asset at September 30, 2014 was 14.5%. This asset is included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2014, foreclosed and repossessed assets totaling $1,069,000 as compared to $2,771,000 at December 31, 2013, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2014 and December 31, 2013, there were no Level 3 securities.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2014 and December 31, 2013.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at September 30, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$44,016	$44,016	$44,016	$-	$-
Securities available for sale	44,751	44,751	2,410	42,341	-
Securities held to maturity	26,903	27,040	-	27,040	-
Restricted stock	3,097	3,097	-	-	3,097
Loans receivable, net	607,941	607,374	-	-	607,374
Accrued interest receivable	1,598	1,598	-	246	1,352

Financial liabilities:
Deposits	$627,765	$627,584	$-	$627,584	$-
Securities sold under agreements to repurchase	27,562	27,562	-	27,562	-
Long-term debt	16,000	16,835	-	16,835	-
Accrued interest payable	55	55	-	55	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$47,865	$47,865	$47,865	$-	$-
Securities available for sale	45,093	45,093	2,335	42,758	-
Securities held to maturity	28,670	28,343	-	28,343	-
Restricted stock	3,278	3,278	-	-	3,278
Loans receivable, net	594,944	583,847	-	-	583,847
Accrued interest receivable	1,760	1,760	-	239	1,521

Financial liabilities:
Deposits	$633,449	$633,724	$-	$633,724	$-
Securities sold under agreements to repurchase	18,440	18,440	-	18,440	-
Long-term debt	17,500	18,497	-	18,497	-
Accrued interest payable	66	66	-	66	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the quarters ended March 31 and June 30, 2013, the dividend rate on the SBLF Preferred Shares was 3.511% and 2.000%, respectively. Since July 1, 2013, the dividend rate on the SBLF Preferred Shares has been 1.000% and will remain fixed at 1.000% until February 2016, when it will increase to 9.00%.

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

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

On January 24, 2013, as amended January 24, 2014, the Board of Directors has authorized a share repurchase program to repurchase up to (a) 5% of its outstanding shares of the Company’s common stock, or approximately 399,200 shares based on the number of shares of common stock outstanding as of December 31, 2012, through January 23, 2014; provided that the aggregate amount that the Company could spend on the repurchase program during this period could not exceed $2.2 million, and (b) $2.0 million of the Company’s common stock from January 24, 2014 though its expiration on December 31, 2014.  Since its commencement on January 24, 2013, a total of 227,612 shares for a total of approximately $1.8 million through September 30, 2014 have been repurchased under this program.

NOTE 12 – SUBSEQUENT EVENT

On October 15, 2014, the Board of Directors declared a cash dividend of $0.03 per share to common shareholders of record at the close of business on November 7, 2014, payable on November 28, 2014.

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

Overview

The Company reported net income to common shareholders of $1.7 million, or $0.20 per diluted share, for the third quarter of 2014, compared to $1.3 million, or $0.16 per diluted share, for the same period in 2013, an increase of $344,000, or 26.2%. Our 2014 results for the third quarter were positively affected by an increase in net interest income primarily due to higher average loans and lower costing deposits, higher non-interest income and a lower provision for loan losses. The annualized return on average assets was 0.87% for the three months ended September 30, 2014 as compared to 0.73% for the same period in 2013. The annualized return on average shareholders’ equity was 6.85% for the three month period ended September 30, 2014 as compared to 5.81% for the three month period ended September 30, 2013.

For the nine months ended September 30, 2014, the Company reported net income available to common shareholders of $4.5 million, or $0.55 per diluted share, an increase of $954,000, or 27.1%, over the $3.5 million, or $0.43 per diluted share, reported for the same period in 2013. Our 2014 results for the first nine months were positively affected by an increase in net interest income primarily due to higher average loans and lower costing core deposits, higher non-interest income, a decrease in non-interest expenses primarily due to lower OREO and repossessed asset expenses, as well as a lower provision for loan losses. The annualized return on average assets was 0.80% for the nine month period ended September 30, 2014 as compared to 0.68% for the nine month period ended September 30, 2013. The annualized return on average shareholders’ equity was 6.31% for the nine month period ended September 30, 2014 as compared to 5.35% for the nine month period ended September 30, 2013. Tangible book value per common share rose to $8.63 at September 30, 2014 as compared to $7.97 at September 30, 2013, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $249,000, or 3.8%, for the quarter ended September 30, 2014 from the same period in 2013. Average earning assets totaled $710.5 million, an increase of $20.3 million, or 2.9%, from the quarter ended September 30, 2013, due to an increase in average loans. The Company reported a net interest margin of 3.80% for the quarter ended September 30, 2014, an increase of 3 basis points when compared to the 3.77% for the quarter ended September 30, 2013. The increase from last year was primarily the result of a redeployment of excess cash into the lending portfolio resulting from an increase in average deposits, particularly non-interest bearing demand deposits.

Net interest income increased by $340,000, or 1.7%, for the nine months ended September 30, 2014 from the same period in 2013, primarily as a result of an increase in average loans and a higher level of average core checking deposits. The Company reported a net interest margin of 3.80% for the nine months ended September 30, 2014, a decrease of 6 basis points when compared to the 3.86% reported for the nine months ended September 30, 2013, resulting from the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment.

The Company had $497,000 of net loan recoveries during the quarter ended September 30, 2014, which had been charged off in previous periods. As a result, no provision for loan losses was required for the three months ended September 30, 2014, as compared to a provision for loan losses of $250,000 for the corresponding 2013 period. The provision for loan losses for the nine months ended September 30, 2014 was $521,000, as compared to a provision for loan losses of $710,000 for the corresponding 2013 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, and allowances related to impaired loans and loan growth. The provision for the comparable 2013 period considered the same factors.

Non-interest income for the quarter ended September 30, 2014 totaled $712,000, an increase of $31,000, or 4.6%, compared to the same period in 2013. The increase was primarily due to an $82,000 increase in gains on the sale of SBA loans and a $27,000 increase in title agency fees, partially offset by lower residential mortgage fees of $64,000. Non-interest income for the nine months ended September 30, 2014 totaled $2.2 million, an increase of $127,000, or 6.1%, compared to the same period in 2013. This increase was largely due to an increase of $275,000 in gains on the sale of SBA loans, a $36,000 increase in earnings from investment in life insurance and a $45,000 increase in service fees on deposit accounts. These increases were partially offset by decreases of $134,000 and $117,000 in net gains from the sales of securities and other loan fees, respectively.

Non-interest expense for the quarter ended September 30, 2014 totaled $4.8 million, an increase of $25,000, or 0.5%, compared to the same period in 2013. The increase was due primarily to a $65,000 increase in salary and benefit expenses due primarily to annual merit increases and higher staff levels to support our growth, higher occupancy expenses of $65,000 and increased advertising expenses of $44,000. These increases were partially offset by lower net expenses of $32,000 related to OREO and repossessed asset expenses, impairments, and sales and loan workout expenses, lower professional fees of $13,000, and decreases of $20,000 in data processing fees and $53,000 in other operating expenses. For the nine month period ended September 30, 2014, non-interest expense totaled $14.5 million, a decrease of $688,000, or 4.5%, compared to the same period in 2013 due primarily to a decrease of $594,000 in net OREO and repossessed asset expenses, impairments and sales. During the first nine months of 2014, a net gain of $155,000 was recognized on the sale of OREO and repossessed assets while during the first nine months of 2013, $362,000 of writedowns were taken on two OREO properties. Additionally, other operating expenses were lower by $116,000, occupancy expenses were lower by $68,000 primarily resulting from the expense savings relating to the closure of two branches in September 2013, data processing fees decreasing by $124,000, FDIC insurance and assessments decreased by $52,000 and professional fees were reduced by $65,000. These decreases were partially offset by an increase of $328,000 in salary and benefit expenses.

Total assets at September 30, 2014 were $775.5 million, an increase of 0.8% from the $769.7 million at December 31, 2013. Total loans at September 30, 2014 were $616.2 million, an increase of 2.2% from the $602.8 million reported at December 31, 2013. Total deposits at September 30, 2014 were $627.8 million, a decrease of 0.9% from the $633.4 million at December 31, 2013. Core checking deposits at September 30, 2014 increased $3.8 million, or 1.6%, to $246.7 million when compared to year-end 2013, while savings accounts, inclusive of money market deposits, decreased 1.4%. Additionally, higher cost time deposits decreased 6.1% as compared to this same period.

The Company’s allowance for loan losses was $8.3 million at September 30, 2014, compared with $7.9 million at December 31, 2013. The allowance for loan losses as a percentage of total loans at September 30, 2014 was 1.35%, compared with 1.31% at December 31, 2013. Non-performing assets at September 30, 2014 as a percentage of total assets were 1.03%, a decrease from 1.14% at December 31, 2013. Non-performing assets decreased to $8.0 million at September 30, 2014 as compared to $8.8 million at December 31, 2013.

While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending during the balance of 2014 and into 2015, recognizing that we shall continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. In addition, should another general decline in economic conditions in New Jersey occur, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

RESULTS OF OPERATIONS

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and Federal funds sold.  Sources to fund interest-earning assets consist primarily of deposits and borrowed funds.  The Company’s net income is also affected by its provision for loan losses, other income and other expenses. Other income consists primarily of service charges, commissions and fees, earnings from investment in life insurance and gains on security and loan sales, while other expenses are primarily comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	As of and for the Three months ended September 30,		As of and for the Nine months ended September 30,
	2014	2013	2014	2013
Return on average assets	0.87%	0.73%	0.80%	0.68%
Return on average tangible assets (1)	0.89%	0.75%	0.82%	0.70%
Return on average equity	6.85%	5.81%	6.31%	5.35%
Return on average tangible equity (1)	8.42%	7.21%	7.78%	6.66%
Net interest margin	3.80%	3.77%	3.80%	3.86%
Average equity to average assets	12.73%	12.64%	12.63%	12.66%
Average tangible equity to average tangible assets (1)	10.61%	10.45%	10.50%	10.44%

(1)	The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	As of and for the Three months ended September 30,		As of and for the Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Total shareholders’ equity	$98,637	$94,707	$98,637	$94,707
Less: preferred stock	(12,000)	(12,000)	(12,000)	(12,000)

Common shareholders’ equity	$86,637	$82,707	$86,637	$82,707

Common shares outstanding (in thousands)	7,932	8,079	7,932	8,079

Book value per common share	$10.92	$10.24	$10.92	$10.24
Effect of intangible assets	(2.29)	(2.27)	(2.29)	(2.27)
Tangible book value per common share	$8.63	$7.97	$8.63	$7.97

Return on average assets	0.87%	0.73%	0.80%	0.68%
Effect of intangible assets	0.02%	0.02%	0.02%	0.02%
Return on average tangible assets	0.89%	0.75%	0.82%	0.70%

Return on average equity	6.85%	5.81%	6.31%	5.35%
Effect of average intangible assets	1.57%	1.40%	1.47%	1.31%
Return on average tangible equity	8.42%	7.21%	7.78%	6.66%

Average equity to average assets	12.73%	12.64%	12.63%	12.66%
Effect of intangible assets	(2.12%)	(2.19%)	(2.13%)	(2.22%)
Average tangible equity to average tangible assets	10.61%	10.45%	10.50%	10.44%

This Report contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible book value per common share,” “return on average tangible assets,” “return on average tangible equity,” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

Three months ended September 30, 2014 compared to September 30, 2013

Net Interest Income

Net interest income for the quarter ended September 30, 2014 totaled $6.8 million, a increase of $249,000, or 3.8%, from the same period in 2013. This increase was largely due to an increase in average loans of $35.0 million funded by a higher level of average core checking NOW deposits and non-interest bearing demand deposits of $18.6 million and $14.2 million, respectively, from the same period in 2013. This deposit increase was partially offset by decreases in average interest-bearing deposits from banks and investment securities of $6.8 million and $7.8 million, respectively for the third quarter 2014, as the bank partially redeployed those assets to fund loan growth. Additionally, our quarterly cost of interest-bearing liabilities declined 5 basis points from the same period last year due to a combination of both lower deposit costs along with higher average balances on lower cost core checking deposits.

The net interest margin and net interest spread increased to 3.80% and 3.63%, respectively, for the three months ended September 30, 2014 from 3.77% and 3.61%, respectively for the same period in 2013, primarily resulting from the decline in deposit costs due to an increase in average lower cost core checking deposits.

Total interest income for the three months ended September 30, 2014 increased by $182,000, or 2.4%. The increase in interest income was primarily due to a volume related increase in interest income of $389,000, partially offset by a rate related decrease in interest income of $207,000 for the third quarter of 2014 as compared to the same prior year period.

Interest and fees on loans increased $223,000, or 3.2%, to $7.3 million for the three months ended September 30, 2014 compared to $7.1 million for the corresponding period in 2013. Volume related increases of $429,000 were partially offset by rate related decreases of $206,000. The average balance of the loan portfolio for the three months ended September 30, 2014 increased by $35.0 million, or 6.1%, to $612.3 million from $577.3 million for the corresponding period in 2013. The average annualized yield on the loan portfolio was 4.73% for the quarter ended September 30, 2014 compared to 4.86% for the quarter ended September 30, 2013. Additionally, the average balance of non-accrual loans during the three month periods ended September 30, 2014 and 2013 of $6.5 million and $9.2 million, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $342,000 for the three months ended September 30, 2014 compared to $378,000 for the three months ended September 30, 2013, a decrease of $36,000, or 9.5%. For the three months ended September 30, 2014, investment securities had an average balance of $73.0 million with an average annualized yield of 1.87% compared to an average balance of $80.8 million with an average annualized yield of 1.87% for the three months ended September 30, 2013.

Interest income on interest bearing deposits was $14,000 for the three months ended September 30, 2014, representing a decrease of $5,000, or 26.3%, from $19,000 for the three months ended September 30, 2013. For the three months ended September 30, 2014, interest bearing deposits had an average balance of $25.2 million as compared to an average balance of $32.1 million for the same period in 2013. This average balance decrease was primarily due to an increase in average loan growth of $35.0 million. The average annualized yield was 0.22% and 0.24% for the third quarters of 2014 and 2013, respectively.

Interest expense on interest-bearing liabilities amounted to $851,000 for the three months ended September 30, 2014 compared to $918,000 for the corresponding period in 2013, a decrease of $67,000, or 7.3%. This decrease in interest expense was comprised of an $85,000 rate-related decrease primarily resulting from lower deposit rates partially offset by a volume-related increase of $18,000.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the Bank’s mix of interest-bearing liabilities by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $530.5 million for the three months ended September 30, 2014 from $525.9 million for the same period last year, an increase of $4.6 million, or 0.9%. Average NOW accounts increased $18.6 million from $91.9 million with an average annualized cost of 0.48% during the second quarter of 2013, to $110.5 million with an average annualized cost of 0.47% during the second quarter of 2014. These average balance increases were partially offset by decreases in average savings deposits of $11.3 million over this same period while the average annualized cost declined by 4 basis points, a decrease in our money market deposits of $4.3 million over this same period while the average annualized cost declined by 3 basis points as well as a decrease of $4.3 million in our average time deposit balances while the average annualized cost declined by 18 basis points. During the third quarter of 2014, our average demand deposits totaled $134.4 million, an increase of $14.2 million, or 11.8%, over the same period last year. For the three months ended September 30, 2014, the average annualized cost for all interest-bearing liabilities was 0.64%, compared to 0.69% for the three months ended September 30, 2013, a decrease of 5 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2014 were $20.8 million, with an average interest rate of 0.32%, compared to $18.3 million, with an average interest rate of 0.41%, for the third quarter of 2013.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2014 and 2013 was at $16.8 million and $13.5 million, respectively, with an average interest rate of 2.86% and 3.20%, respectively.

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

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$25,178	$14	0.22%	$32,051	$19	0.24%
Investment securities	73,012	342	1.87%	80,787	378	1.87%
Loans, net of unearned fees (1) (2)	612,340	7,299	4.73%	577,373	7,076	4.86%

Total Interest Earning Assets	710,530	7,655	4.27%	690,211	7,473	4.30%

Non-Interest Earning Assets:
Allowance for loan losses	(8,249)			(8,355)
All other assets	65,714			63,183

Total Assets	$767,995			$745,039

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$110,462	132	0.47%	$91,859	111	0.48%
Savings deposits	231,593	272	0.47%	242,887	310	0.51%
Money market deposits	71,497	29	0.16%	75,808	36	0.19%
Time deposits	79,366	280	1.40%	83,644	333	1.58%
Repurchase agreements	20,759	17	0.32%	18,249	19	0.41%
Long-term debt	16,790	121	2.86%	13,500	109	3.20%

Total Interest Bearing Liabilities	530,467	851	0.64%	525,947	918	0.69%

Non-Interest Bearing Liabilities:
Demand deposits	134,418			120,249
Other liabilities	5,377			4,641

Total Non-Interest Bearing Liabilities	139,795			124,890

Shareholders' Equity	97,733			94,202

Total Liabilities and Shareholders' Equity	$767,995			$745,039

NET INTEREST INCOME		$6,804			$6,555

NET INTEREST SPREAD (3)			3.63%			3.61%

NET INTEREST MARGIN (4)			3.80%			3.77%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$27,254	$51	0.25%	$29,589	$55	0.25%
Investment securities	74,008	1,058	1.91%	76,727	1,092	1.90%
Loans, net of unearned fees (1) (2)	605,480	21,578	4.76%	577,389	21,502	4.98%

Total Interest Earning Assets	706,742	22,687	4.29%	683,705	22,649	4.43%

Non-Interest Earning Assets:
Allowance for loan losses	(7,991)			(8,181)
All other assets	65,907			63,158

Total Assets	$764,658			$738,682

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$110,209	381	0.46%	$91,427	321	0.47%
Savings deposits	234,062	816	0.47%	235,488	997	0.57%
Money market deposits	71,997	88	0.16%	75,354	125	0.22%
Time deposits	81,864	891	1.46%	88,205	1,061	1.61%
Repurchase agreements	19,221	47	0.33%	18,999	62	0.44%
Long-term debt	17,264	365	2.83%	13,500	324	3.21%

Total Interest Bearing Liabilities	534,617	2,588	0.65%	522,973	2,890	0.74%

Non-Interest Bearing Liabilities:
Demand deposits	128,226			117,464
Other liabilities	5,223			4,706

Total Non-Interest Bearing Liabilities	133,449			122,170

Shareholders' Equity	96,592			93,539

Total Liabilities and Shareholders' Equity	$764,658			$738,682

NET INTEREST INCOME		$20,099			$19,759

NET INTEREST SPREAD (3)			3.64%			3.69%

NET INTEREST MARGIN (4)			3.80%			3.86%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2013			September 30, 2013
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(4)	$(1)	$(5)	$(4)	$-	$(4)
Investment securities	(36)	-	(36)	(39)	5	(34)
Loans	429	(206)	223	1,046	(970)	76

Total Interest Income	389	(207)	182	1,003	(965)	38

Interest Paid On:
NOW deposits	22	(1)	21	66	(6)	60
Savings deposits	(14)	(24)	(38)	(6)	(175)	(181)
Money market deposits	(2)	(5)	(7)	(6)	(31)	(37)
Time deposits	(17)	(36)	(53)	(76)	(94)	(170)
Repurchase agreements	3	(5)	(2)	1	(16)	(15)
Long-term debt	26	(14)	12	90	(49)	41

Total Interest Expense	18	(85)	(67)	69	(371)	(302)

Net Interest Income	$371	$(122)	$249	$934	$(594)	$340

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The Company had $497,000 of net loan recoveries during the quarter ended September 30, 2014, largely due to two credits that had been charged off in previous periods. These events were the result of on-going litigation settlements on previously charged-off loans. As a result, no provision for loan losses was required for the quarter ended September 30, 2014, as compared to a provision for loan losses of $250,000 for the same prior-year period. In making the decision for no provision for the three months ended September 30, 2014, the Company’s management considered a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, prolonged high levels of unemployment in our market, and allowances related to impaired loans and loan activity. The provision for the comparable 2013 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.3 million, or 1.35% of total loans at September 30, 2014, as compared to $7.9 million, or 1.31% of total loans at December 31, 2013. The increase of $429,000 in the allowance for loan losses is primarily due to the $521,000 provision recorded during the nine months ended September 30, 2014 and $702,000 in recoveries, partially offset by $794,000 in loan charge-offs.

In management’s opinion, the allowance for loan losses, totaling $8.3 million at September 30, 2014, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our prudent risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio, the level of delinquencies and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2014, non-interest income amounted to $712,000 compared to $681,000 for the corresponding period in 2013. The increase of $31,000, or 4.6%, was primarily due to a $82,000 increase in gains on the sale of SBA loans and a $27,000 increase in title agency fees, partially offset by lower residential mortgage origination fees of $64,000.

Non-Interest Expenses

Non-interest expense for the quarter ended September 30, 2014 totaled $4.8 million, an increase of $25,000, or 0.5%, compared to the same period in 2013. The increase was due primarily to a $65,000 increase in salary and benefit expenses due primarily to annual merit increases and higher staff levels to support our growth, higher occupancy expenses of $65,000 primarily due to the opening of our new branch in New Brunswick, NJ, during the second quarter of 2014 and advertising of $44,000. These increases were partially offset by lower net expenses of $32,000 related to OREO and repossessed asset expenses, impairments, and sales and loan workout expenses, lower professional fees of $13,000, and decreases of $20,000 in data processing fees and $53,000 in other operating expenses.

Income Taxes

The Company recorded income tax expense of $1.0 million for the three months ended September 30, 2014 compared to $809,000 for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was 37.3% and 37.0%, respectively, due to a higher level of taxable income.

Nine months ended September 30, 2014 compared to September 30, 2013

Net Interest Income

Net interest income increased by $340,000, or 1.7%, for the nine months ended September 30, 2014 from the same period in 2013, primarily as a result of an increase in average loans and a higher level of average core checking deposits, partially offset by a contraction in our net interest margin. Average interest earning assets for the three months ended September 30, 2014, increased $23.0 million, or 3.4%, from the same period in 2013. The net interest spread and net interest margin decreased to 3.64% and 3.80%, for the nine months ended September 30, 2014 and September 30, 2013, respectively, from 3.69% and 3.86%, respectively, for same prior year period. These decreases were primarily the result of the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment.

Total interest income for the nine months ended September 30, 2014 increased by $38,000, or 0.2%. The increase was primarily due to a volume-related increase in interest income of $1.0 million, partially offset by a $965,000 rate-related decrease in interest income for the nine months ended September 30, 2014 as compared to the same prior year period.

Interest and fees on loans increased $76,000, or 0.4%, to $21.6 million for the nine months ended September 30, 2014 compared to $21.5 million for the corresponding period in 2013. Volume-related increases of $1.0 million were partially offset by rate-related decreases of $970,000. The average balance of the loan portfolio for the nine months ended September 30, 2014 increased by $28.1 million, or 4.9%, to $605.5 million from $577.4 million for the corresponding period in 2013. The average annualized yield on the loan portfolio was 4.76% for the nine months ended September 30, 2014 compared to 4.98% for the nine months ended September 30, 2013. Additionally, the average balance of non-accrual loans, which amounted to $6.4 million and $8.6 million at September 30, 2014 and 2013, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.1 million for the nine months ended September 30, 2014, a decrease of $34,000, or 3.1%, compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, investment securities had an average balance of $74.0 million with an average annualized yield of 1.91% compared to an average balance of $76.7 million with an average annualized yield of 1.90% for the nine months ended September 30, 2013.

Interest income on interest bearing deposits was $51,000 for the nine months ended September 30, 2014, representing a decrease of $4,000, or 7.3%, from $55,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, interest bearing deposits had an average balance of $27.3 million and $29.6 million, respectively. The average annualized yield was 0.25% for both the nine month periods ended September 30, 2014 and 2013.

Interest expense on interest-bearing liabilities amounted to $2.6 million for the nine months ended September 30, 2014 compared to $2.9 million for the corresponding period in 2013, a decrease of $302,000, or 10.4%. This decrease in interest expense was comprised of a $371,000 rate-related decrease primarily resulting from lower deposit rates, partially offset by a $69,000 in volume-related increases.

The Bank continues to focus on developing core deposit relationships. Additionally, management continued to restructure the mix of the Bank’s interest-bearing liabilities portfolio by decreasing our funding dependence from high-cost time deposits to lower-cost core checking, money market and savings account deposit products. The average balance of interest-bearing liabilities increased to $534.6 million for the nine months ended September 30, 2014 from $523.0 million for the same period last year, an increase of $11.6 million, or 2.2%. Our average NOW accounts increased $18.8 million from $91.4 million with an average annualized cost of 0.47% during the nine months ended September 30, 2013, to $110.2 million with an average annualized cost of 0.46% during the same period in 2014. These average balance increases were partially offset by decreases over this same period in our (i) average savings deposits of $1.4 million with an average annualized cost that declined by 10 basis points, (ii) money market deposits of $3.4 million with an average annualized cost that declined by 6 basis points and (iii) average certificates of deposit of $6.3 million with an average annualized cost that declined by 15 basis points. For the nine months ended September 30, 2014, the average annualized cost for all interest-bearing liabilities was 0.65%, compared to 0.74% for the nine months ended September 30, 2013, a decrease of 9 basis points. Additionally, our average non-interest bearing demand deposits totaled $128.2 million, an increase of $10.7 million, or 9.1%, over the same period last year.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2014 were $19.2 million, with an average interest rate of 0.33%, compared to $19.0 million, with an average interest rate of 0.44%, for the nine months ended September 30, 2013.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2014 and 2013 was $17.3 million and $13.5 million, respectively, with an average interest rate of 2.83% and 3.21%, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2014 were $521,000, as compared to a provision for loan losses of $710,000 for the corresponding 2013 period. The $189,000 decrease in our provision for the nine months was due primarily to higher loan recoveries during the nine months ended September 30, 2014 as compared to the same period last year, which allowed the Company to not provide as much in loan loss provision expense during 2014. The $521,000 provision for the nine months ended September 30, 2014 was driven by, in addition to these recoveries, a number of factors, including our assessment of the current state of the economy, and allowances related to impaired loans and loan activity. The provision for the comparable 2013 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2014 totaled $2.2 million, an increase of $127,000, or 6.1%, compared to the same period in 2013. This increase was largely due to an increase of $275,000 in gains on the sale of SBA loans, a $45,000 increase in service fees on deposit accounts and a $36,000 increase in earnings on bank owned life insurance. These increases were partially offset by decreases of $134,000 in net gains from the sales of securities and $117,000 in other loan fees, the latter due primarily to lower residential mortgage origination fees.

Non-Interest Expenses

For the nine month period ended September 30, 2014, non-interest expense totaled $14.5 million, a decrease of $688,000, or 4.5%, compared to the same period in 2013 due primarily to a net decrease of $594,000 in net OREO and repossessed asset expense, impairments and sales. During the first nine months of 2014, a net gain of $155,000 was recognized on the sale of OREO and repossessed assets while during the first nine months of 2013, $362,000 of writedowns were taken on two OREO properties. Additionally, other operating expenses were lower by $116,000 due in part to lower shareholder related expenses and lower costs for business development and supplies, occupancy expenses were lower by $68,000 primarily resulting from the expense savings relating to the closure of two branches in September 2013 and data processing fees decreased by $124,000 primarily resulting from a renegotiated service provider contract. Furthermore, FDIC insurance and assessments decreased by $52,000 and professional fees decreased by $65,000. These decreases were partially offset by an increase of $328,000 in salary and benefit expenses due to annual merit increases and higher staff levels to support growth and $57,000 in advertising expenses.

Income Taxes

The Company recorded income tax expense of $2.7 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate for the three months ended September 30, 2014 and 2013 was 37.2% and 36.7%, respectively, due to a higher level of taxable income.

FINANCIAL CONDITION

Assets

At September 30, 2014, our total assets were $775.5 million, an increase of $5.8 million, or 0.8%, from total assets of $769.7 million at December 31, 2013. At September 30, 2014, our total loans were $616.2 million, an increase of $13.4 million, or 2.2%, from the $602.8 million reported at December 31, 2013. Investment securities, including restricted stock, were $74.8 million at September 30, 2014 as compared to $77.0 million at December 31, 2013, a decrease of $2.2 million, or 2.9%. At September 30, 2014, cash and cash equivalents totaled $44.0 million compared to $47.9 million at December 31, 2013, a decrease of $3.8 million, or 8.1%. The decrease in our cash and cash equivalents is primarily due to our loan growth. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both September 30, 2014 and December 31, 2013.

Liabilities

Total deposits decreased $5.6 million, or 0.9%, to $627.8 million at September 30, 2014, from $633.4 million at December 31, 2013. Deposits are the Company’s primary source of funds. Even though deposits declined during the nine months ended September 30, 2014 due primarily to seasonal cash flow needs, the Company’s strategic initiative continues to be to grow market share through core deposit relationships. The Company anticipates loan demand to increase during the remainder of 2014 and beyond and will depend on the expansion and maturation of deposits from our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to use the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $74.8 million at September 30, 2014 compared to $77.0 million at December 31, 2013, a decrease of $2.2 million, or 2.9%. During the nine months ended September 30, 2014 and 2013, investment securities and restricted stock purchases amounted to $15.7 million and $24.8 million, respectively, while repayments, calls and maturities amounted to $12.6 million and $9.5 million, respectively. Additionally, for the nine months ended September 30, 2014 and 2013, there were investment securities sales totaling $5.6 million and $5.9 million in which the Company recorded gains of $19,000 and $153,000, respectively.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2014, the Company maintained $20.5 million of GSE mortgage-backed securities in the investment portfolio and $19.1 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities. These securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at September 30, 2014. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2014, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, certain loan balances as of December 31, 2013 were reclassified to conform to the presentation as of September 30, 2014.

The following table summarizes total loans outstanding, by loan category and amount, as of September 30, 2014 and December 31, 2013.

	September 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$96,386	15.6%	$91,887	15.2%
Real estate – construction	98,863	16.0%	98,284	16.3%
Real estate – commercial	362,824	58.9%	355,530	59.0%
Real estate – residential	30,083	4.9%	25,588	4.2%
Consumer	28,777	4.7%	32,413	5.4%
Unearned fees	(691)	(0.1%)	(886)	(0.1%)
Total loans	$616,242	100.0%	$602,816	100.0%

For the nine months ended September 30, 2014, total loans increased by $13.4 million, or 2.2%, to $616.2 million from $602.8 million at December 31, 2013. The increase was due to increases in the commercial and industrial, commercial real estate and residential real estate portfolios. Our loan pipeline continues to grow. We remain optimistic in our growth prospects for lending during the remainder of 2014 and into 2015, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the second quarter of 2014, we replaced our current New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate three LPOs in the Freehold, Summit and Toms River, New Jersey markets. All of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

Commercial and industrial loans increased $4.5 million, or 4.9%, to $96.4 million at September 30, 2014 from $91.9 million at December 31, 2013. Real estate residential loans increased $4.5 million, or 17.6% to $30.1 million at September 30, 2014 from $25.6 million at December 31, 2013. Real estate commercial loans increased by $7.3 million, or 2.1%, to $362.8 million at September 30, 2014 from $355.5 million at December 31, 2013. Real estate construction loans increased by $579,000, or 0.6%, to $98.9 million. These increases were partially offset by a decrease in Consumer loans of $3.6 million, or 11.1%, to $28.8 million at September 30, 2014 from $32.4 million at December 31, 2013.

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

Non-Performing Assets

Non-performing assets include loans that are not accruing interest (non-accrual loans), loans past due 90 days or more and still accruing and other real estate owned, which consists of real estate acquired as the result of a defaulted loan. A loan is placed on non-accrual status when collection of all principal or interest is considered unlikely or when principal or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection, in which case, the loan will continue to accrue interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. A troubled debt restructuring loan (“TDR”) is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Non-accruing TDRs are included in non-performing loans.

At September 30, 2014 and December 31, 2013, the Company had $6.9 million and $6.0 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At September 30, 2014 and December 31, 2013, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013

Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$121	$17
Real estate-construction	442	225
Real estate-commercial	5,133	5,483
Real estate – residential	714	-
Consumer	509	284

Total Non-Accrual Loans	6,919	6,009

Loans 90 days or more past due and still accruing	-	-

Total Non-Performing Loans	6,919	6,009

Other Real Estate Owned	1,069	2,771

Total Non-Performing Assets	$7,988	$8,780

Ratios:

Non-Performing loans to total loans	1.12%	1.00%

Non-Performing assets to total assets	1.03%	1.14%

Troubled Debt Restructured Loans:
Performing	$17,258	$23,021
Non-performing (included in non-performing assets above)	5,122	2,355

Total non-performing loans increased by $910,000 from December 31, 2013. At September 30, 2014, sixteen loans comprise the $6.9 million as compared to nine loans for the $6.0 million at December 31, 2013. At September 30, 2014, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2014, non-performing commercial and industrial loans from December 31, 2013, increased by $104,000 from December 31, 2013, due to the addition of one new credit.

At September 30, 2014, non-performing real estate construction loans increased by $217,000 from December 31, 2013, due to the addition of two credits totaling $492,000, which are both well secured, partially offset by the payoff of two loans totaling $275,000.

At September 30, 2014, non-performing real estate commercial loans decreased by $350,000 from December 31, 2013, due primarily to $1.6 million in payoffs, partial charge-offs and principal payments made during the first nine months of 2014 as well as one $415,000 loan transferred to OREO, partially offset by the addition of four commercial real estate loans totaling $1.7 million, which we believe are well secured.

At September 30, 2014, non-performing real estate residential loans increased by $714,000 from December 31, 2013, due to the addition of two loans, which we believe are well secured.

At September 30, 2014, non-performing consumer loans increased by $225,000 from December 31, 2013, primarily due to the addition of two new loans totaling $317,000. This increase was partially offset by a partial charge-off of $40,000 on one loan, as well as principal payments made during the first nine months of 2014.

OREO and repossessed assets represent real estate and assets pledged as collateral acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2014, the Bank had $1.1 million in OREO and repossessed assets, which is representative of one residential home, as compared to $2.8 million at December 31, 2013.

The decrease of $1.7 million is primarily due to the sale of four properties totaling $1.9 million, in which the Company recorded a gain of $8,000 and the sale of $438,000 in repossessed assets, in which the Company recorded a gain of $168,000. These decreases were partially offset by a $206,000 advance for capital improvements made on an existing OREO property and an addition of $415,000 from one new property.

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

As of September 30, 2014, loans modified in a troubled debt restructuring totaled $22.4 million as compared to $25.4 million at December 31, 2013, a decrease of $3.0 million. The decrease of $3.0 million was primarily due to paydowns and payoffs. Concessions made on troubled debt restructured loans generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $22.4 million is comprised of $11.9 million in real estate commercial loans, $9.1 million in real estate construction loans, $611,000 in commercial loans, $391,000 in residential mortgage loans and $360,000 in consumer loans. All but two identified TDR’s as of September 30, 2014, are collateral-dependent loans while two loans are cash flow dependent. Of the $22.4 million, $7.6 million have specific reserves in our allowance for loan losses computation totaling $643,000. The remaining $14.8 million of TDR’s are adequately collateralized requiring no specific reserves.

The $11.9 million in real estate commercial loans identified as TDRs are all accruing, with the exception of six non-accrual loans totaling $5.0 million. The first non-accrual loan, totaling $1.7 million, is secured by a collateral pool of income producing properties. One property was sold in July 2014 reducing the outstanding indebtedness to the $1.7 million. Another property is reportedly under contract for $2.1 million, which will satisfy the loan in full if the transaction closes. The second non-accrual loan, totaling $1.5 million, is secured by real estate, and is in the early stages of foreclosure proceedings, although a settlement with the borrower is likely to avert both litigation and foreclosure. The third non-accrual loan, totaling $1.0 million, is secured by real estate and is in the late stages of litigation. The fourth non-accrual loan, totaling $738,000, is secured by two real estate properties, one of which is secured by a deed-in-escrow. The remaining $6.9 million of accruing TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $9.1 million in real estate construction loans is primarily comprised of two relationships, totaling $2.8 million, which include fully improved building lots under contract of sale to two national home builder companies. The lot sales are structured as tranche takedowns with repayments expected in full by the end of the first quarter 2015. The remaining $6.3 million are currently being developed, under contract and/or amortizing.

The $611,000 in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $121,000. The $360,000 in consumer loans and $391,000 in real estate residential loans are all performing. Due to the weak economy, values and personal income deteriorated, causing these loans to not conform to current underwriting standards at maturity. These loans have been modified with amortizing schedules enhanced to allow for deleveraging of the debt.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At September 30, 2014, the Company had $27.3 million in loans that were risk rated as special mention or substandard, which includes $6.9 million in non-accrual loans that are included in the substandard category. This $27.3 million of special mention and substandard loans represents a decrease of $4.3 million from the $31.6 million reported at December 31, 2013.

At September 30, 2014, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013.

	September 30,		December 31,
	2014	2013	2013
	(in thousands, except percentages)

Balance at beginning of year	$7,872	$7,984	$7,984
Provision charged to expense	521	710	910
Loans charged off, net	(92)	(358)	(1,022)
Balance of allowance at end of period	$8,301	$8,336	$7,872

Ratio of net charge-offs to average loans outstanding (annualized)	0.02%	0.08%	0.18%
Balance of allowance as a percent of loans at period-end	1.35%	1.42%	1.31%
Ratio of allowance at period-end to non-performing loans	119.97%	87.51%	131.00%

At September 30, 2014, the Company’s allowance for loan losses was $8.3 million compared with $7.9 million at December 31, 2013. Loss allowance as a percentage of total loans at September 30, 2014 was 1.35%, compared with 1.31% at December 31, 2013. The Company recorded a $521,000 provision to the allowance for loan losses for the nine month period ended September 30, 2014 as compared to $710,000 for the comparable period in 2013. The $189,000 decrease in our provision for the nine months was due primarily to higher loan recoveries of $293,000 during the nine months ended September 30, 2014 compared to the same prior year period, offset in part by loan growth. Non-performing loans at September 30, 2014 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

While there are some signs of economic stability in our market areas, the economy continues to remain sluggish, and as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy and the housing market. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

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

Bank-Owned Life Insurance

In November 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $187,000 and $167,000 for the nine months ended September 30, 2014 and 2013, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $347,000 and $311,000 for the nine months ended September 30, 2014 and 2013, respectively.

Premises and Equipment

Premises and equipment totaled approximately $5.3 million and $4.2 million at September 30, 2014 and December 31, 2013, respectively. The Company purchased premises and equipment amounting to $1.5 million primarily due to the new branch construction in Cranford, New Jersey, and, to a lesser degree, the capitalized costs relating to our new branch in New Brunswick, New Jersey. The Company has decided to construct a new branch in the Cranford market of Union County area. This branch is expected to open by the end of 2014. Depreciation expenses totaled $436,000 and $572,000 for the nine months ended September 30, 2014 and 2013, respectively. The decline in the expense was primarily due to several assets becoming fully depreciated during the nine months ended September 30, 2014.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.2 million at September 30, 2014 and $18.3 million at December 31, 2013. The Company’s intangible assets at September 30, 2014 were comprised of $18.1 million of goodwill and $76,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. The Company performed its annual goodwill impairment analysis as of September 30, 2014. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2013, the Company’s intangible assets were comprised of $18.1 million of goodwill and $143,000 of core deposit intangibles, net of accumulated amortization of $2.0 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill and Other Intangible Assets,” in the Company’s financial statements.

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, the Company may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowing from financial intermediaries. The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with certificates of deposit ("CDs") and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout the Company’s market area. We attempt to control the flow of deposits primarily by pricing our deposit offerings to be competitive with other financial institutions in our market area, but not necessarily offering the highest rate.

Total deposits at September 30, 2014 were $627.8 million, a decrease of 0.9% from the $633.4 million at December 31, 2013. Core checking deposits at September 30, 2014 increased $3.8 million, or 1.6%, to $246.7 million when compared to year-end 2013, while savings accounts, inclusive of money market deposits, decreased 1.4%. Additionally, higher cost time deposits decreased 6.1% as compared to this same period. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs in excess of $100,000 and brokered CDs. Core deposits at September 30, 2014 amounted to $581.6 million and accounted for 92.6% of total deposits, as compared to $587.9 million and 92.8%, at December 31, 2013. During 2014, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs over $100,000 at September 30, 2014 totaled $26.0 million as compared to $30.4 million at December 31, 2013, a decrease of $4.4 million, or 14.4%. At September 30, 2014 the Company had $20.3 million in brokered CDs as compared to $15.2 million at December 31, 2013, with rates ranging from 1.09% to 2.15% with original terms ranging from 12 to 84 months. The Company found this strategy of placing brokered CDs provides a more cost-effective source of longer-term funding as the rates paid for these brokered CDs were lower than current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”).

Borrowings

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $26.0 million in credit facilities with two correspondent banks. These borrowings are priced on a daily basis. The Bank also has a remaining borrowing capacity with the FHLB of approximately $61.0 million based on the current loan collateral pledged of $77.0 million at September 30, 2014.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At September 30, 2014 and 2013, the Company had no short-term borrowings outstanding.

At September 30, 2014 and December 31, 2013, long term debt consisted of advances from the FHLB, which amounted to $16.0 and $17.5 million, respectively. The FHLB advances had a weighted average interest rate of 2.89% and 2.79% at September 30, 2014 and December 31, 2013, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2014	December 31, 2013	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	-	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$16,000	$17,500

The maximum amount outstanding of FHLB advances during the nine months ended September 30, 2014 and at any month-end during 2013 was $17.5 million, respectively. The average interest rates paid on FHLB advances was 2.83% during the nine months ended September 30, 2014 and 3.21% for 2013, respectively.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $27.6 million at September 30, 2014 from $18.4 million at December 31, 2013, an increase of $9.2 million, or 50.0%.

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

At September 30, 2014, the Company had $44.0 million in cash and cash equivalents as compared to $47.9 million at December 31, 2013. Cash and cash equivalent balances include $24.0 million and $31.9 million of interest bearing deposits at the Federal Reserve Bank of New York at September 30, 2014 and December 31, 2013, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(dollars in thousands)

Home equity lines of credit	$27,374	$24,186
Commitments to fund commercial real estate and construction loans	86,680	77,999
Commitments to fund commercial and industrial loans	41,537	52,939
Commercial and financial letters of credit	4,620	5,344
	$160,211	$160,468

Capital

Shareholders’ equity increased by approximately $3.2 million, or 3.4%, to $98.6 million at September 30, 2014 compared to $95.4 million at December 31, 2013. Net income for the nine month period ended September 30, 2014 added $4.6 million to shareholders’ equity. Additionally, stock option compensation expense of $120,000, options exercised of $112,000, $36,000 in employee stock option purchases and $302,000 in after-tax net unrealized gains on securities available-for-sale during the nine months ended September 30, 2014, contributed to the increase. These increases were partially offset by decreases of $1.2 in common stock repurchased, $637,000 in cash dividends on common stock and $90,000 relating to the dividends on the preferred stock Series C. During the nine months ended September 30, 2014, the Company repurchased 150,900 shares of common stock at an average price of $7.93 under its Share Repurchase Program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio,) Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at September 30, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2014, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at September 30, 2014 and December 31, 2013, are presented below.

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Assets Ratio		Total Capital to Risk Weighted Assets Ratio
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Two River Bancorp	10.78%	10.40%	12.00%	11.99%	13.24%	13.21%
Two River Community Bank	10.76%	10.35%	11.98%	11.94%	13.21%	13.15%

“Adequately capitalized” institution (under Federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under Federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

July 1, 2014 through July 31, 2014	-	$-		$942,250
August 1, 2014 through August 31, 2014	-	-	-	942,250
September 1, 2014 through September 30, 2014	15,500	8.22	15,500	$814,280
Total	15,500	$8.22	15,500

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

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarter ended June 30, 2014 filed on August 14, 2014)

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

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO RIVER BANCORP

Date: November 14, 2014	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)