Form 10-K
period 2014-12-31
TWO RIVER BANCORP
filed 2015-03-31
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(732) 389-8722
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value	The NASDAQ Stock Market LLC
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $61,310,771.

As of March 13, 2015, 7,925,456 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2014.

FORM 10-K

 i

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

Two River Bancorp serves as a holding company for Two River Community Bank (“Two River” or the “Bank”), a New Jersey state-chartered commercial bank, having a branch network consisting of 15 branches in Monmouth, Middlesex and Union Counties and three loan production offices (“LPOs”) throughout Monmouth, Union and Ocean Counties, New Jersey.

In early October 2012, the Company consolidated its executive offices and all bank-related departments into a new corporate headquarters located in Tinton Falls, New Jersey.

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

As of December 31, 2014, the Company had consolidated assets of $781.2 million, total loans of $627.6 million, total deposits of $642.4 million and shareholders’ equity of $93.9 million.

Employees

As of December 31, 2014, the Company and its subsidiaries had 139 full-time equivalent employees, of whom 137 were full-time and 4 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial, residential and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex and Union Counties, New Jersey. The Bank also offers its customers numerous banking products such as safe deposit boxes, night depository, wire transfers, money orders, travelers checks, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Bank currently operates 15 banking offices in Monmouth, Middlesex and Union Counties, New Jersey and a corporate headquarters building. The Bank’s corporate headquarters is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey, while its principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Allaire, Atlantic Highlands, Manasquan, Navesink, Port Monmouth, Red Bank, Tinton Falls (2), West Long Branch, New Brunswick, Westfield (2), Cranford and Fanwood, New Jersey. The Bank also operates three regional LPOs in Monmouth, Union and Ocean Counties, New Jersey, for the purpose of expanding our presence in these communities.

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

Competitive Advantages

Attractive franchise in demographically desirable markets in New Jersey

We believe that the Bank has a strong regional presence in Monmouth, Middlesex and Union Counties, which consist of densely populated areas with average household incomes above the US National average.

Commercial lending expertise

We believe we have a strong track record of quality commercial loans, highlighted by a niche expertise in our Private Banking Division (medical practitioners and business owners) and SBA lending.

Local brand recognition

We believe we have competed effectively by leveraging a steadily growing branch network and a full assortment of banking products to facilitate loan growth in our core locations.

Conservative underwriting parameters utilizing local expertise

The majority of our portfolio is secured by New Jersey properties, with average loan-to-value (LTV) at origination of 75% or less and predominantly owner-occupied. We believe this local presence allows our loan underwriters to be able to assess loan candidates better than our peers.

High touch regional banking service

The Bank strives to compete against local and national competition through extraordinary personalized customer service, operating upon the principle that a locally owned and operated bank dedicated to the needs of the local community can meaningfully outperform large regional banks managed from outside of this region, in terms of friendly personalized service, responsiveness, and commitment to the community.

Business Growth Strategy

Our current plan for growth includes expanding our deposit product line, enhancing our electronic delivery channels and looking for opportunities to expand and optimize our branch network, while remaining efficient stewards of capital. We are focusing on establishing a market presence in the communities between Union and Monmouth Counties by adding strategically located new offices and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations.

An example is the opening of our branch in New Brunswick in early 2014, which was made possible by the business generated by our New Brunswick loan production office (“LPO”). During 2014, the Bank opened an LPO in Toms River, New Jersey, for the purpose of expanding our presence in this community. We have taken the approach of opening low cost LPOs in contiguous markets, and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. To date, we have a total of three active LPOs. We believe that this strategy continues to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economics of scale and other efficiencies.

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

In December 2014, the Company received regulatory approval for its application to operate a full-service branch in Freehold, New Jersey. It is expected that this branch will commence operations in the early second quarter of 2015. In June 2013, the Company closed its smaller branch in Red Bank as well as its Cliffwood branch. The closure of both offices was in line with our strategic plans of optimizing the profitability of the branch network. There has been minimal loss of customer relationships due to these closures and we have realized annual pre-tax savings of approximately $290,000.

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

Lending Activities

The Bank engages in a variety of lending activities, which are primarily categorized as either:
(i)	commercial;
(ii)	commercial real estate; and
(iii)	residential or consumer lending.

The strategy is to focus our lending activities on small and medium-sized business customers and retain customers by offering them a wide range of products and personalized service. Commercial and real estate mortgage lending (consisting of commercial real estate, commercial business, construction, residential and other commercial lending, including medical lending and private banking) are currently our main lending focus. Loans are funded primarily from deposits, although we do borrow to fund loan growth or meet deposit outflows.

The Bank presently generates virtually all of our loans from borrowers located in the State of New Jersey, with a significant portion in Monmouth, Union and Middlesex Counties. Loans are generated through marketing efforts, the Bank’s present base of customers, walk-in customers, referrals, the directors and members of the Bank’s advisory boards. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices. The Bank has an established written loan policy that has been adopted by the Board of Directors, which is reviewed at least annually. Any loans to members of the Board of Directors or their affiliates must be reviewed and approved by the Bank’s Board of Directors in accordance with the loan policy as well as applicable state and federal banking laws. In accordance with our loan policy, approvals of affiliated transactions are made only by independent board members.

In managing the growth and quality of the Bank’s loan portfolio, we have focused on:
(i)	the application of prudent underwriting criteria;
(ii)	the active involvement by senior management and the Bank’s Board of Directors in the loan approval process;
(iii)	the active monitoring of loans to ensure timely repayment and early detection of potential problems; and
(iv)

a loan review process by an independent loan review firm, which conducts in-depth reviews of portions of the loan portfolio on a quarterly basis and an annual stress test of the commercial real estate portfolio.

 Our principal earning assets are loans originated or participated in by the Bank. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure. Because the Bank makes loans to borrowers located in Union, Monmouth and Middlesex Counties, New Jersey and elsewhere, each loan or group of loans presents a geographical and credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in interest rates.

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including multifamily buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Within these project types, the Bank also offers land development loans. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential owner occupied properties and twelve to eighteen months for commercial properties and upwards to 36 months for land development projects, depending on the size and scope of the project. At the end of the commercial or residential construction phase, the loan can either be converted to a permanent loan or paid in full.

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

Commercial and Industrial and Commercial Real Estate Loans

The Bank originates commercial and industrial loans for business purposes to sole proprietorships, partnerships, corporations, LLCs and small businesses in our lending market areas. We extend commercial business loans on a secured and unsecured basis. Secured commercial loans are generally collateralized by residential and nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment, and furniture and fixtures. To further enhance our security position, we typically require personal guarantees of the principal owners of the entities to which we extend credit. These loans are made on both lines of credit and fixed-term basis ranging from one to five years in duration.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history along with the principal owners’ payment history, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral and the financial strength of the guarantor.

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. These loans are generally offered on a fixed or variable rate basis, subject to rate re-adjustments every five years and amortization schedules ranging from 5 to 25 years.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business operation. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself as the primary source of repayment. Further, any collateral securing such loans may depreciate over time and may be difficult to appraise as values fluctuate.

Residential Real Estate Loans / Mortgage Banking

The Company’s mortgage banking activity is primarily related to the origination of one-to-four family residential real estate located within our primary market areas in Monmouth, Ocean, Union and Middlesex Counties of New Jersey. We offer a full range of residential real estate loans. We do not originate subprime or negative amortization loans. Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwelling units and townhouses.

We typically retain adjustable-rate mortgage (“ARM”) loans in our portfolio. In recent periods, borrowers have largely trended towards fixed-rate loans as a result of the continuation of the relatively low interest rate market. The Company’s fixed-rate banking activities are typically limited to the sale of mortgage loans with contractual maturities generally exceeding fifteen years and beyond. These loans are sold, on a case-by-case basis, in the secondary market as part of the Company’s efforts to manage interest rate risk.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that are in junior mortgage position. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Small Business Administration (“SBA”) Loans

The Bank has a SBA Lending Division and achieved Preferred Lending status in 2011, which allows us to have delegated authority to approve and close SBA loans up to $5.0 million. Our risk philosophy in SBA lending is an extension of our existing credit culture and focused on the cash flow of the businesses while maintaining our commitment to providing small and mid-sized companies access to the credit they need to expand and hire. The Bank participates in SBA’s 7(a), including 7(a) sub-program such as SBA Express, and 504 loan programs. The 7(a) program typically provides guarantees ranging from 50% to 85%. The 504 program provides fixed rate financing with a first lien position for a conventional loan followed by a SBA debenture loan in a subordinated position. The 504 program is administered through SBA’s Certified Development Companies (“CDCs”). A typical 504 structure transaction is broken down by a 10% equity injection by the borrower, a 40% SBA debenture and a 50% conventional mortgage.

Competition

The Bank faces substantial competition for deposits and creditworthy borrowers. It competes with New Jersey and regionally based commercial banks, savings banks and savings and loan associations, as well as national financial institutions, many of which have assets, capital and lending limits greater in amount than that of the Bank. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

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

Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon any changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses, and may require us to take additional provisions based on their judgments about information available to them at the time of their examination. See Note 1-J in the Notes to Consolidated Financial Statements for more information.

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

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. The Bank conducts annual commercial real estate stress testing. To further enhance our credit risk management strategy, we engage a third party loan review firm to provide additional portfolio surveillance. When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and a representative of the Bank attempts to communicate by phone with the borrower to discuss the late payment. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no resolution can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days, and all loans in foreclosure and all foreclosed and repossessed property that we own.

Investment Portfolio

Our investment portfolio consists primarily of obligations of U.S. Government sponsored agencies as well as municipal and government authority bonds, with corporate bonds accounting for less than 10% of the portfolio. Government regulations limit the type and quality of instruments in which the Company may invest its funds.

We conduct our asset/liability management through consultation with members of our Board of Directors, senior management and an outside financial advisor. The ALCO, which is comprised of the president, senior officers and certain members of our Board of Directors, is responsible for the review of interest rate risk and evaluates future liquidity needs over various time periods.

We have established a written investment policy which is reviewed annually by the ALCO and our Board of Directors that applies to Two River Bancorp and the Bank. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for our investment portfolio.

The ALCO is responsible for monitoring the investment portfolio and ensuring that investments comply with the investment policy. The ALCO may from time to time consult with investment advisors. The Bank’s president and its chief financial officer may purchase or sell securities in accordance with the guidelines of the ALCO committee. The Board of Directors reviews the composition and performance of the investment portfolio, including all transactions, on a monthly basis.

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

Small Business Lending Fund

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”), created as part of the Small Business Jobs Act. The SBLF provided Tier 1 Capital to community banks with assets of $10 billion or less, and terms of this capital contain incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 Capital. On December 15, 2014, the Company redeemed $6.0 million (6,000 shares) of the outstanding SBLF Preferred Shares.

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. Since July 1, 2013, the dividend rate on the SBLF Preferred Shares has been 1.00% and will remain fixed at 1.00% until February 2016, when it will increase to 9.00%. The Company intends to redeem its remaining $6.0 million (6,000 shares) of SBLF Preferred Shares in advance of the dividend rate increase in 2016.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Currency Comptroller and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, in April 2011, the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

Dividend Restrictions

The primary source of cash to pay dividends to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the laws of the State of New Jersey, the Banking Act, the Federal Deposit Insurance Act (“FDIA”) and the regulation of the New Jersey Department of Banking and Insurance and of the Federal Reserve. Under the Banking Act and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

In 2014, Two River Bancorp paid $873,000 in cash dividends to common shareholders and $117,000 in dividends on the SBLF Preferred Shares.

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

Deposit Insurance

All U.S. banks are required to have their deposits insured by the FDIC. On July 21, 2010, the President signed into law the Dodd-Frank Act. As a result of changes made by the Dodd-Frank Act, the maximum amount of deposit insurance per depositor is $250,000, an increase from the old limit of $100,000. The FDIC charges premiums or “assessments” to pay for the deposit insurance provided. These assessments are based on the average total assets of a bank minus the bank’s average tangible equity.

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

Capital Adequacy

The Federal Reserve has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance (“Tier 2 Capital”). “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2014, Two River Bancorp’s leverage ratio was 9.95%.

The Federal Reserve issued a new policy statement at the end of January 2015, that changes the definition of “small bank holding company” from those under $500 million in total assets to those under $1 billion in total assets. Small bank holding companies are not subject to holding company level capital requirements, although their subsidiary banks are still subject to all capital requirements. Since the Company is currently under $1 billion in total assets, this policy statement will give the Company greater flexibility to issue instruments that do not qualify as capital under the Federal Reserve’s regulations, if it chooses to do so.

The Company’s and the Bank’s capital ratios at December 31, 2014 and 2013 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource.” Both the Company and the Bank were “well-capitalized” at December 31, 2014.

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

We have conducted a pro forma analysis of these new requirements as of December 31, 2014, and we have determined that if these requirements were in effect on that date, the Company and the Bank would be considered well-capitalized and each would have a capital conservation buffer greater than 2.5%.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2014, the Bank’s lending limit to one borrower was $12.6 million.

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

Approximately 91.3% of our loan portfolio as of December 31, 2014 was comprised of loans collateralized by real estate, with 97.7% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2014, we had $89.1 million, or 14.2%, of our total loans in real estate construction loans. Of this amount, $3.3 million were land loans and $59.9 million were made to finance residential construction. Substantially all of these loans are located in Monmouth, Union and Middlesex Counties, New Jersey. Further, $25.9 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a proportion of our portfolio. As of December 31, 2014, commercial real estate loans and commercial and industrial loans totaled $480.3 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

The effects of another Superstorm Sandy or similar natural disaster may negatively impact collateral values or loan originations in the areas in which we do business.

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

Our principal source of funds used to pay dividends on our common stock are cash dividends that we receive from the Bank. The payment of dividends by the Bank to us is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

Our SBLF Preferred Shares impact net income available to our common stockholders and our earnings per share.

The dividends declared on the SBLF Preferred Shares reduce net income available to common shareholders and our earnings per common share. The SBLF Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding down of the Company.

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

Effective January 1, 2015, we are subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) Capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 Capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 Capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, when the buffer amount must be greater than 2.5% in order to avoid the limitations.

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

We have conducted a pro forma analysis of these new requirements as of December 31, 2014, and we have determined that if these requirements were in effect on that date, the Company and the Bank would be considered well-capitalized and the each would have a capital conservation buffer greater than 2.5%.

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

In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. We currently have a shelf registration statement on file with the Securities and Exchange Commission to allow us to access the capital markets more quickly should the need or desire arise. Upon liquidation, holders of any debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

Changes in consumers’ use of banks and changes in consumers’ spending and saving habits could adversely affect the Company’s financial results.

Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This disintermediation could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.  In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

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

Negative publicity could damage our reputation and adversely impact our business and financial results.

Reputation risk, or the risk to our earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with customers and other constituencies, as a financial services company with a high profile in our market area, we are inherently exposed to this risk.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

Office Location	Address	Description	Opened
Corporate Headquarters:	766 Shrewsbury Avenue Tinton Falls, NJ	17,626 sq. ft. building (leased)	10/12

The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg. 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	817 sq. ft. store front (leased)	03/02

Cranford Office:**	104 Walnut Avenue Cranford, NJ	900 sq. ft. store front (leased)	11/07

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Manasquan:	240 Route 71 Manasquan, NJ	3,761 sq. ft. stand-alone building (leased)	06/08

Navesink:	Eastpointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft. in strip shopping center (leased)	09/05

New Brunswick:	Kilmer Square 94 Albany Street New Brunswick, NJ	1,162 sq. ft. in strip shopping center (leased)	04/14

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	140 Broad Street Red Bank, NJ	2,459 sq. ft. store front (leased)	11/12

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	2,500 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,630 sq. ft. stand-alone building (leased)	10/98

Westfield:	44 Elm Street Westfield, NJ	2,775 sq. ft. downtown building (owned)	04/01 (1)

**The Company owns property located at 245-249 North Avenue in Cranford, New Jersey. The Company completed constructing a full service branch at this location and opened for business on January 8, 2015. On January 22, 2015, we closed and consolidated our storefront office located at 104 Walnut Avenue into this new branch location.

The Company also leases properties in Toms River, Freehold, and Summit, New Jersey for loan production offices, with lease expiration dates ranging from April 2015 to September 2015 along with one inactive loan production office with a lease expiration of May 2015.

(1) The Company has filed notice with its banking regulators to close this location. We plan to consolidate the branch’s customer relationships into our 520 South Avenue office.

Item 3.  Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2014, we were not involved in any material legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Capital Market under the trading symbol “TRCB.” The following are the high and low sales prices per share.

	2014		2013
	High	Low	High	Low
First Quarter	$8.22	$7.20	$6.89	$5.50
Second Quarter	8.51	7.96	6.69	6.27
Third Quarter	8.94	7.85	7.63	6.31
Fourth Quarter	8.70	7.87	7.74	7.15

As of March 13, 2015, there were approximately 514 record holders of the Company’s common stock.

For the year ended December 31, 2014, the Company paid a cash dividend of $0.11 per share.

During the quarter ended December 31, 2014, no shares were repurchased under the Company’s share repurchase program.

All shares repurchased to date have been transacted under the Company’s share repurchase program (the “Repurchase Program”), adopted on January 24, 2013, as amended on January 24, 2014. In January 2014, the Board of Directors extended the program’s expiration from January 24, 2014 to December 31, 2014 and also reset the Company’s repurchase authority so that it may spend up to $2.0 million on the repurchase of its common stock between January 24, 2014 and December 31, 2014. In December 2014, the Board of Directors approved a new Repurchase Program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015.

The Company maintains a Shareholder Rights Plan pursuant to which each outstanding share of the Company’s common stock also carries with it one right (a “Right”) entitling the holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $25.00, subject to adjustment (as so adjusted, the “Exercise Price”). Upon the acquisition or attempted acquisition of 10% or more of the Company’s outstanding common stock, and in certain other instances, the Rights have certain benefits designed to protect shareholders from abusive takeover tactics and attempts to acquire control of the Company at an inadequate price. The Rights are not exercisable or transferable unless certain specified events occur.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Two River Bancorp as of December 31, 2014 and 2013 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013, including the related notes thereto.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2014 and 2013 for goodwill and intangibles was completed and the Company did not require any impairment charge during the years ended December 31, 2014 and 2013.

Investment Securities Impairment. Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions including, but not limited to, the length of time the investment’s book value has been greater than fair value, the severity of the investment’s decline and the credit deterioration of the issuer. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.

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

Summary of Financial Results for the Years Ended December 31, 2014 and 2013

Net Income

The Company reported record net income available to common shareholders of $5.9 million for the year ended December 31, 2014, compared to $4.9 million in 2013, an increase of $1.0 million, or 20.5%. Basic and diluted earnings per common share after preferred stock dividends were $0.74 and $0.73, respectively, for the year ended December 31, 2014 compared to basic and diluted earnings of $0.61 and $0.60, respectively, per common share for the same period in 2013. Our results for 2014 were positively affected by increased net interest income primarily due to the strong loan and core deposit growth, a decrease in the provision for loan losses, higher non-interest income and a decrease in non-interest expense primarily due to lower OREO and repossessed asset expenses, impairments and sales, net. Additionally, the dividends paid on our SBLF preferred stock during 2014 were lower due to the loan growth we achieved under the program.

Total Assets

Total assets increased by $11.5 million, or 1.5%, to $781.2 million at December 31, 2014 from $769.7 million at December 31, 2013. The increase in total assets was primarily the result of the loan growth funded mainly by core deposit growth during the year.

Total Loans and Deposits

Total loans amounted to $627.6 million at December 31, 2014, which was an increase of $24.8 million, or 4.1%, compared to the December 31, 2013 amount of $602.8 million. The Company continues to provide commercial, residential and consumer lending to our market customers, in addition to maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $8.1 million, or 1.29% of total loans, at December 31, 2014, compared to $7.9 million, or 1.31% of total loans, at December 31, 2013.

Deposits increased to $642.4 million at December 31, 2014 from $633.4 million at December 31, 2013, an increase of $9.0 million, or 1.4%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting from increased business and consumer activity.

Shareholders’ Equity and Tangible Book Value per Common Share

Shareholders’ equity amounted to $93.9 million at December 31, 2014 from $95.4 million at December 31, 2013, a decrease of $1.5 million, or 1.6%, primarily due to the redemption of $6 million of our outstanding Series C Preferred Stock and $1.2 million in repurchased common stock, partially offset by net income. At year-end 2014, tangible book (Non-GAAP Financial Measures) value per common share increased to $8.79 compared to $8.11 at December 31, 2013.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2014	2013	2012

Return on average assets	0.78%	0.69%	0.69%
Return on average tangible assets (1)	0.80%	0.71%	0.71%
Return on average equity	6.21%	5.49%	5.36%
Return on average tangible equity (1)	7.64%	6.82%	6.75%
Net interest margin	3.79%	3.84%	4.08%
Average equity to average assets	12.60%	12.60%	12.84%
Average tangible equity to average tangible assets (1)	10.48%	10.40%	10.47%

(1)	The following table provided the reconciliation of non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	2014	2013	2012

Total shareholders’ equity	$93,932	$95,427	$91,965
Less: preferred stock	(6,000)	(12,000)	(12,000)
Common shareholders’ equity	$87,932	$83,427	$79,965
Less: goodwill and other intangible assets	(18,166)	(18,252)	(18,377)
Tangible common shareholders’ equity	$69,766	$65,175	$61,588

Common shares outstanding	7,940	8,036	7,984
Book value per common share	$11.08	$10.38	$10.02

Book value per common share	$11.08	$10.38	$10.02
Effect of intangible assets	(2.29)	(2.27)	(2.31)
Tangible book value per common share	$8.79	$8.11	$7.71

Return on average assets	0.78%	0.69%	0.69%
Effect of intangible assets	0.02%	0.02%	0.02%
Return on average tangible assets	0.80%	0.71%	0.71%

Return on average equity	6.21%	5.49%	5.36%
Effect of average intangible assets	1.43%	1.33%	1.39%
Return on average tangible equity	7.64%	6.82%	6.75%

Average equity to average assets	12.60%	12.60%	12.84%
Effect of intangible assets	(2.12%)	(2.20%)	(2.37%)
Average tangible equity to average tangible assets	10.48%	10.40%	10.47%

This Report contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “book value per common share,” “tangible book value per common share,” “return on average tangible assets,” “return on average tangible equity” and “average tangible equity to average tangible assets.” This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

While the overall New Jersey economy remains somewhat constrained by the recovering economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2015, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. In addition, should another general decline in economic conditions in New Jersey occur, the Company may suffer higher default rates on its loans, decreased value of assets it holds as collateral, and potentially lower loan originations due to heightened competition for lending relationships coupled with our higher credit standards and requirements.

Financial Results for the Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Income

The Company reported record net income available to common shareholders of $5.9 million for the year ended December 31, 2014, compared to $4.9 million in 2013, an increase of $1.0 million, or 20.5%. Basic and diluted earnings per common share after preferred stock dividends were $0.74 and $0.73, respectively, for the year ended December 31, 2014 compared to basic and diluted earnings of $0.61 and $0.60, respectively, per common share for the same period in 2013. The primary reasons for the increase in net income was due to an increase in our net interest income resulting primarily from loan growth and core deposit growth, a decrease in the provision for loan losses, higher non-interest income and lower non-interest expense primarily due to lower OREO and repossessed asset expenses, impairments and sales, net. Additionally, the dividends paid on our SBLF preferred stock during 2014 were lower due to the loan growth we achieved under the program.

Net Interest Income

For the year ended December 31, 2014, net interest income amounted to $26.9 million, as compared to $26.5 million for the year ended December 31, 2013. This increase of $417,000, or 1.6%, was primarily the result of a higher level of average interest earning assets, lower deposit rates and a higher level of average core checking deposits coupled with a decrease in average certificates of deposit. These positives were partially offset by the continued compression on our asset yields resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates. As general economic conditions continued to remain weak, the Federal Reserve has continued to keep short term interest rates at 0.25% throughout 2014. Our average earning assets increased by $21.0 million, or 3.0%, to $710.9 million for the year ended December 31, 2014 from $689.9 million for the year ended December 31, 2013, while our net interest spread decreased by 4 basis points to 3.63% for the year ended December 31, 2014 as compared to 3.67% for the same period in 2013. The net interest margin decreased by 5 basis points to 3.79% for year ended December 31, 2014 as compared to 3.84% for the same period in 2013, primarily as a result of the prolonged low interest rate environment, which has continued to exert pressure on asset yields, while our funding costs have neared their implied floors.

For the year ended December 31, 2014, total interest income increased to $30.4 million from $30.3 million for the year ended December 31, 2013. This increase of $70,000, or 0.2%, was primarily due to volume-related increases in interest income of $1.3 million, partially offset by interest rate-related decreases in interest income of $1.2 million, for the year ended December 31, 2014 as compared to the prior year. The average yield on our interest earning assets decreased by 12 basis points to 4.27% for the year ended December 31, 2014 from 4.39% for the prior year.

Interest and fees on loans increased by $140,000, or 0.5%, to $28.9 million for the year ended December 31, 2014 compared to $28.8 million for the same period in 2013. Of the $140,000 increase in interest and fees on loans, $1.4 million was attributable to volume-related increases, which were partially offset by $1.2 million of rate-related decreases. During 2014, there was $59,000 of interest and late fee reversals on loans transferred to non-accrual status, as compared to $228,000 in 2013. The average balance of the loan portfolio for the year ended December 31, 2014 increased by $27.4 million, or 4.7%, to $609.6 million from $582.2 million for the same period in 2013. The average annualized yield on the loan portfolio decreased to 4.74% for the year ended December 31, 2014, from 4.94% for the same period in 2013. The average balance of non-accrual loans was $6.4 million and $8.4 million for the years ended December 31, 2014 and 2013, respectively, which impacted the Company’s loan yield for both periods presented.

Interest income on interest bearing deposits was $70,000 for the year ended December 31, 2014, representing a decrease of $5,000, or 6.7%, from $75,000 for the same period in 2013. For the year ended December 31, 2014, interest bearing deposits had an average balance of $27.0 million and an average annualized yield of 0.26% as compared to $30.2 million and an average annualized yield of 0.25% in 2013.

Interest income on investment securities totaled $1.4 million for the year ended December 31, 2014, compared to $1.5 million for year ended December 31, 2013. The $65,000 decrease in interest income on investment securities was primarily attributable to decreases in both volume related activity and rate related activity. New purchases made in 2014 were made at lower rates resulting from the lower rate environment. For the year ended December 31, 2014, investment securities had an average balance of $74.2 million with an average annualized yield of 1.89%, compared to an average balance of $77.5 million with an average annualized yield of 1.89%, for the year ended December 31, 2013.

Total interest expense amounted to $3.5 million for the year ended December 31, 2014, compared to $3.8 million for the corresponding period in 2013, a decrease of $347,000, or 9.1%. Of this decrease in interest expense, $412,000 was due to rate-related decreases on interest-bearing liabilities primarily resulting from lower deposit costs, partially offset by a $65,000 increase for volume-related increases on interest-bearing liabilities.

The average balance of interest-bearing liabilities increased to $536.5 million for the year ended December 31, 2014, from $525.7 million for the same period last year, an increase of $10.8 million, or 2.1%. The average balance in NOW deposits during 2014 increased $16.7 million from $94.3 million with an average annualized yield of 0.47% for the year ended December 31, 2013, to $111.0 million with an average annualized yield of 0.46% for the same period in 2014. Additionally, during 2014, average demand deposits reached $130.5 million, an increase of $9.2 million, or 7.6%, over the same period last year. These average balance increases were partially offset by decreases in average certificates of deposit of $3.6 million, or 4.1%, to $83.3 million with an average annualized yield of 1.43% for the year ended December 31, 2014, from $86.9 million with an average annualized yield of 1.61% for the year ended December 31, 2013. The average balance on savings deposit accounts decreased from $236.1 million with an average annualized yield of 0.54% for the year ended December 31, 2013, to $233.2 million with an average annualized yield of 0.47% for the year ended December 31, 2014. Average money market deposits decreased by $3.4 million, or 4.5%, to $72.0 million with an average annualized yield of 0.16% for the year ended December 31, 2014, from $75.4 million with an average annualized yield of 0.21% for the same period in 2013. For the year ended December 31, 2014, the average yield on our interest-bearing liabilities was 0.64%, compared to 0.72% for the year ended December 31, 2013.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our branch network growth strategy have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2014 increased to $20.1 million, with an average interest rate of 0.32%, compared to $18.8 million, with an average interest rate of 0.42%, for the same prior year period.

The Company also utilizes FHLB term borrowings as an additional funding source. Average FHLB term borrowings amounted to $16.9 million and $14.2 million for the years ended December 31, 2014 and 2013, respectively, with an average yield of 2.85% and 3.13%, respectively, for both periods.

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

	Years ended December 31,
	2014			2013			2012
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest bearing deposits in banks	$27,028	$70	0.26%	$30,152	$75	0.25%	$31,748	$81	0.26%
Investment securities	74,244	1,403	1.89%	77,493	1,468	1.89%	65,624	1,565	2.38%
Loans, net of unearned fees (1) (2)	609,627	28,913	4.74%	582,220	28,773	4.94%	545,986	29,190	5.35%

Total Interest-Earning Assets	710,899	30,386	4.27%	689,865	30,316	4.39%	643,358	30,836	4.79%

Non-Interest-Earning Assets:
Allowance for loan loss	(8,077)			(8,228)			(7,351)
Other assets	66,505			64,019			63,303

Total Assets	$769,327			$745,656			$699,310

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$111,009	507	0.46%	$94,277	439	0.47%	$69,063	296	0.43%
Savings deposits	233,162	1,091	0.47%	236,104	1,284	0.54%	217,879	1,605	0.74%
Money market deposits	71,977	117	0.16%	75,394	157	0.21%	83,140	320	0.38%
Time deposits	83,304	1,189	1.43%	86,931	1,396	1.61%	106,012	1,856	1.75%
Securities sold under agreements to repurchase	20,096	65	0.32%	18,766	79	0.42%	18,266	107	0.59%
Borrowings	16,945	483	2.85%	14,180	444	3.13%	13,500	434	3.21%

Total Interest-Bearing Liabilities	536,493	3,452	0.64%	525,652	3,799	0.72%	507,860	4,618	0.91%

Non-Interest-Bearing Liabilities:
Demand deposits	130,465			121,277			96,967
Other liabilities	5,435			4,775			4,726

Total Non-Interest-Bearing Liabilities	135,900			126,052			101,693

Shareholders’ Equity	96,934			93,952			89,757

Total Liabilities and Shareholders’ Equity	$769,327			$745,656			$699,310

NET INTEREST INCOME		$26,934			$26,517			$26,218

NET INTEREST SPREAD (3)			3.63%			3.67%			3.88%

NET INTEREST MARGIN (4)			3.79%			3.84%			4.08%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$(8)	$3	$(5)	$(4)	$(2)	$(6)
Federal funds sold	-	-	-	-	-	-
Investment securities	(62)	(3)	(65)	212	(309)	(97)
Loans, net of unearned fees	1,355	(1,215)	140	1,937	(2,354)	(417)

Total Interest Income	1,285	(1,215)	70	2,145	(2,665)	(520)

Interest Paid On:
NOW deposits	78	(10)	68	108	35	143
Savings deposits	(16)	(177)	(193)	134	(455)	(321)
Money market deposits	(7)	(33)	(40)	(30)	(133)	(163)
Time deposits	(82)	(125)	(207)	(334)	(126)	(460)
Securities sold under agreements to repurchase	5	(19)	(14)	3	(31)	(28)
Borrowings	87	(48)	39	22	(12)	10

Total Interest Expense	65	(412)	(347)	(97)	(722)	(819)

Net Interest Income	$1,220	$(803)	$417	$2,242	$(1,943)	$299

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2014 was $621,000, as compared to $910,000 for the year ended December 31, 2013. The decrease in our provision was primarily due to $707,000 in loan recoveries recorded during the year ended December 31, 2014, from previously charged-off credits, which allowed the Company to reduce its loan loss provision. The amount of the reduction was partially offset by increases due to loan growth. The $621,000 provision for 2014 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2013 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.1 million, or 1.29% of total loans at December 31, 2014, compared to $7.9 million, or 1.31% of total loans at December 31, 2013. The increase of $197,000 in the allowance for loan losses is primarily due to the $621,000 provision recorded during 2014 and $707,000 in loan recoveries, partially offset by $1.1 million in loan charge-offs.

In management’s opinion, the allowance for loan losses, totaling $8.1 million at December 31, 2014, is adequate to cover losses inherent in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to our allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

Non-interest income amounted to $2.9 million for the year ended December 31, 2014, compared to $2.7 million for the year ended December 31, 2013. This increase of $227,000, or 8.4%, was primarily due to an increase of $289,000 in gains on the sale of SBA loans, higher loan fees of $45,000 resulting from loan repayment fees, a $35,000 increase in service fees on deposit accounts and a $28,000 increase in bank owned life insurance income. These increases were partially offset by decreases of $130,000 in net gains from the sale of securities and lower residential mortgage banking revenue of $62,000, both due to lower sales activity. In October 2014, we announced the expansion of our residential mortgage lending operations with the hiring of a mortgage banking team with experience in the New Jersey markets of Monmouth, Ocean, Union and Middlesex Counties. We began to report an increase in residential mortgage loan originations in the fourth quarter of 2014 and expect this to continue through 2015.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2014 and 2013.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Salaries and employee benefits	$11,514	$10,980	$534	4.9%
Occupancy and equipment	3,466	3,497	(31)	(0.9%)
Professional fees	845	892	(47)	(5.3%)
Insurance	308	330	(22)	(6.7%)
FDIC insurance and assessments	509	545	(36)	(6.6%)
Advertising and marketing	376	302	74	24.5%
Data processing	392	495	(103)	(20.8%)
Outside service fees	477	474	3	.6%
Amortization of identifiable intangibles	86	125	(39)	(31.2%)
OREO and repossessed asset expenses, impairments and sales, net	(39)	665	(704)	(105.9%)
Loan workout expenses	359	337	22	6.5%
Other operating	1,374	1,538	(164)	(10.7%)

Total Non-Interest Expenses	$19,667	$20,180	$(513)	(2.5%)

Non-interest expenses for year ended December 31, 2014 decreased $513,000, or 2.5%, compared to the year ended December 31, 2013. This decrease was primarily the result of lower OREO and repossessed asset expenses, impairments and sales, net, which declined by $704,000, or 105.9%, from 2013. In 2014, a net gain of $176,000 was recognized on the sale of OREO and repossessed assets while in 2013, $408,000 of write-downs were taken on two OREO properties. Data processing fees decreased $103,000, or 20.8%, due primarily to a renegotiated service provider contract. Professional fee expenses decreased $47,000, or 5.3%, primarily due to lower recruitment fees. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $86,000 during 2014 as compared to $125,000 during 2013. Other operating expense decreased $164,000, or 10.7%, primarily due to lower shareholder related expenses and lower costs for business development and supplies. These decreases were partially offset by an increase of $534,000, or 4.9%, in salaries and employee benefits, which was due primarily to annual merit increases as well as the hiring of additional key personnel as the Company continues to expand its lending division, partially offset by the timing of personnel departures. Advertising expenses increased $74,000, or 24.5%, due to increased advertising related to the Company’s branding, awareness and products and services. Loan workout expenses increased $22,000, or 6.5%, primarily due to increased appraisal and legal billings relating to impaired loans.

Income Tax Expense

 For the year ended December 31, 2014, the Company recorded $3.6 million in income tax expense, compared to $3.0 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 and 2013 was 37.2% and 36.6%, respectively, due to a higher level of taxable income.

Financial Condition

December 31, 2014 Compared to December 31, 2013

Assets

At December 31, 2014, total assets were $781.2 million, an increase of $11.5 million, or 1.5%, compared to total assets of $769.7 million at December 31, 2013. At December 31, 2014, total loans were $627.6 million, an increase of $24.8 million, or 4.1%, from the $602.8 million reported at December 31, 2013. Investment securities, including restricted stock, were $73.7 million at December 31, 2014 as compared to $77.0 million at December 31, 2013, a decrease of $3.3 million, or 4.3%. At December 31, 2014, cash and cash equivalents totaled $36.1 million compared to $47.9 million at December 31, 2013, a decrease of $11.8 million, or 24.7%, as excess cash was redeployed into higher yielding earning assets. Our liquidity position is described below under “Liquidity.” Goodwill totaled $18.1 million at both December 31, 2014 and 2013.

Liabilities

Total deposits increased $9.0 million, or 1.4%, to $642.4 million at December 31, 2014, from $633.4 million at December 31, 2013. Deposits are the Company’s primary source of funds. The deposit increase during 2014 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2015 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and deposits obtained through the use of deposit listing services (“Listed Service CDs”), at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

Securities Portfolio

Investment securities, including restricted investments, totaled $73.7 million at December 31, 2014 compared to $77.0 million at December 31, 2013, a decrease of $3.3 million, or 4.3%. For 2014 and 2013, investment securities purchases amounted to $28.5 million and $32.6 million, respectively, while repayments, calls and maturities amounted to $22.1 million and $17.4 million, respectively. In 2014, there were sales of securities available-for-sale totaling $9.8 million resulting in a net gain on sale of $88,000 as compared to sales of securities available-for-sale totaling $11.8 million resulting in a net gain on sale of $218,000 during 2013.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2014, the Company maintained $23.4 million of GSE residential mortgage-backed securities in the investment portfolio and $19.3 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. These securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at December 31, 2014. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

During 2013, the Company had one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security had been remitting reduced amounts of interest as some individual participants of the pool had deferred interest payments. The pooled instrument consisted of securities issued by financial institutions and insurance companies in which we held the mezzanine tranche of such security. Due to the volatility in the financial performance of the underlying institutions comprising the pooled trust along with the recent heightened press exposure relating to the Volcker Rule, management made the determination to sell this security during the fourth quarter 2013. The original face of this security was $500,000 yet, over the years, the Company had taken $308,500 in other-than-temporary impairment charges, leaving a current book value of $191,500. There were no other-than-temporary impairment charges to earnings during 2013. This security was sold for $220,000 and resulted in a gain of $28,500 in 2013.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2014, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these investments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2014, 2013 and 2012 (in thousands).

	December 31,
	2014	2013	2012
Investment securities available for sale at fair value:
U.S. Government agency securities	$2,709	$3,451	$-
Municipal securities	522	1,362	1,310
U.S. Government-sponsored enterprises (“GSE”) - Residential mortgage-backed securities	21,321	14,519	20,374
U.S. Government collateralized residential mortgage obligations	16,123	19,352	22,996
Corporate debt securities, primarily financial institutions	2,311	4,074	3,655
Community Reinvestment Act (“CRA”) mutual fund	2,445	2,335	2,421

	$45,431	$45,093	$50,756

Investment securities held to maturity at amortized cost:
Municipal securities	$18,138	$23,819	$17,799
GSE – Residential mortgage-backed securities	2,100	2,377	1,083
U.S. Government collateralized residential mortgage obligations	3,225	660	892
Corporate debt securities, primarily financial institutions	1,817	1,814	1,812

	$25,280	$28,670	$21,586

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2014 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2014	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
U.S. Government agency securities	$-	-	$2,715	0.88%	$-	-	$-	-	$2,715	0.88%
Municipal securities	-	-	-	-	515	4.38%	-	-	515	4.38%
GSE - Residential mortgage-backed securities	-	-	9	5.50%	3,207	2.20%	18,187	2.80%	21,403	2.71%
U.S. Government collateralized residential mortgage obligations	-	-	1,796	2.30%	918	2.15%	13,705	1.93%	16,419	1.98%
Corporate debt securities, primarily financial institutions	500	1.48%	-	-	1,000	1.21%	994	1.21%	2,494	1.27%

	$500	1.48%	$4,520	1.45%	$5,640	2.22%	$32,886	2.39%	$43,546	2.26%

Investment securities held to maturity:
Municipal securities	$6,609	0.50%	$3,730	3.32%	$3,022	3.67%	$4,777	3.97%	$18,138	2.52%
GSE - Residential mortgage-backed securities	-	-	-	-	1,066	2.50%	1,034	3.50%	2,100	2.99%
U.S. Government collateralized residential mortgage obligations	-	-	-	-	-	-	3,225	2.14%	3,225	2.14%
Corporate debt securities primarily financial institutions	-	-	-	-	-	-	1,817	0.76%	1,817	0.76%

	$6,609	0.50%	$3,730	3.32%	$4,088	3.36%	$10,853	2.85%	$25,280	2.39%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

      During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2013, 2012, 2011 and 2010 were reclassified to conform to the December 31, 2014 presentation.

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$96,514	15.4%	$91,887	15.2%	$95,023	16.6%
Real estate - construction	89,145	14.2%	98,284	16.3%	104,506	18.3%
Real estate - commercial	383,777	61.1%	355,530	59.0%	314,321	55.0%
Real estate - residential	30,808	4.9%	25,588	4.2%	20,475	3.6%
Consumer	28,095	4.5%	32,413	5.4%	37,378	6.6%
Unearned fees	(725)	(0.1%)	(886)	(0.1%)	(656)	(0.1%)

Total loans	$627,614	100.0%	$602,816	100.0%	$571,047	100.0%

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$97,164	18.3%	$101,475	19.8%
Real estate - construction	80,449	15.2%	60,071	11.7%
Real estate - commercial	291,822	55.2%	278,789	54.5%
Real estate - residential	17,941	3.4%	20,467	4.0%
Consumer	42,155	8.0%	51,715	10.1%
Unearned fees	(661)	(0.1%)	(529)	(0.1%)

Total loans	$528,870	100.0%	$511,988	100.0%

Total loans, net of unearned fees, increased by $24.8 million, or 4.1%, to a new high of $627.6 million at December 31, 2014 compared to $602.8 million at December 31, 2013. While the overall New Jersey economy has been restrictive and somewhat constrained by the recovering economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2015, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. Our loan pipeline remains strong as we continue to stay focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the third quarter of 2014, we finalized our lease to replace our current Freehold LPO with a full service branch in that market, which we anticipate opening in the first quarter of 2015. During the second quarter of 2014, we replaced our New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate three LPOs in the Freehold, Summit and Toms River, New Jersey markets. All of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at December 31, 2014 when compared to December 31, 2013 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 61.1% of our total loans outstanding at December 31, 2014, up from 59.0% from the prior year. These loans increased by $28.3 million, or 7.9%, to $383.8 million at December 31, 2014, compared to $355.5 million at December 31, 2013 due to both increased production as well completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Commercial and industrial loans increased $4.6 million, or 5.0%, to $96.5 million at year-end 2014 compared to $91.9 million at year-end 2013, and comprised 15.4% of our portfolio, up from 15.2% for the prior year. Real estate construction loans decreased by $9.1 million, or 9.3%, to $89.1 million at December 31, 2014, and comprised 14.2% of our total loans outstanding, down from 16.3% for the prior year. As mentioned above, this decline was due to completed construction projects which converted to commercial real estate loans at the time of renewal. Residential real estate loans increased $5.2 million and comprised 4.9% of our total loan portfolio at December 31, 2014, up from 4.2% for the prior year. Consumer loans decreased by $4.3 million or 13.3%, to $28.1 million at December 31, 2014 compared to $32.4 million at December 31, 2013, and comprised 4.5% of our 2014 loan portfolio compared to 5.4% for 2013.

The following table sets forth the aggregate maturities of commercial and construction related loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2014.

As of December 31, 2014	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$33,406	$46,832	$16,276	$96,514
Real estate - construction	55,815	11,706	21,624	89,145
Real estate - commercial	11,891	45,291	326,595	383,777

Total	$101,112	$103,829	$364,495	$569,436

Fixed rate loans	$29,601	$62,669	$45,688	$137,958
Variable rate loans	71,511	41,160	318,807	431,478

Total	$101,112	$103,829	$364,495	$569,436

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses is adequate to cover known and potential losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, development and construction of real estate projects in the Union, Monmouth and Middlesex Counties of New Jersey. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset-management strategies reflect the type and quality of assets being underwritten and originated.

The Company continues to be proactive in identifying troubled credits early, to record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times. We closely monitor local and regional real estate markets and other risk factors related in our loan portfolio.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans and the financial results of some of those loans may be adversely impacted by changes in the prevailing economic conditions, either nationally or in our local market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration includes whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment. A new appraisal may not be necessary in all instances where an internal evaluation is used and appropriately updates the original appraisal assumptions to reflect current market conditions along with providing an estimate of the collateral’s fair market value for impairment analysis testing.

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

At December 31, 2014 and 2013, the Company had $6.2 million and $6.0 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing interest at December 31, 2014 and 2013.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2014. Total TDRs are broken out at the bottom portion of the table.

	Years ended December 31,
	2014	2013	2012	2011	2010
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$119	$17	$94	$113	$-
Real estate – construction	407	225	2,246	2,528	1,315
Real estate – commercial	4,722	5,483	2,883	145	605
Real estate – residential	694	-	263	263	-
Consumer	295	284	1,986	2,191	3,729

Total Non-Performing Loans	6,237	6,009	7,472	5,240	5,649

Loans Past Due 90 days or More and Still Accruing	-	-	2	-	-

Other Real Estate Owned and repossessed assets	1,603	2,771	1,752	7,765	8,098

Total Non-Performing Assets	$7,840	$8,780	$9,226	$13,005	$13,747

Ratios:
Non-Performing loans to total loans	0.99%	1.00%	1.31%	0.99%	1.10%

Non-Performing assets to total assets	1.00%	1.14%	1.26%	1.93%	2.16%

Troubled Debt Restructured Loans:
Performing	$16,284	$23,021	$9,551	$7,579	$5,435
Non-performing (included in non-performing assets above)	4,269	2,355	-	-	-

Total non-performing loans increased by $228,000 from December 31, 2013 to December 31, 2014. Sixteen loans comprised the $6.2 million of non-performing loans at December 31, 2014 compared to nine loans comprised the $6.0 million of non-performing loans at December 31, 2013. At December 31, 2014, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At December 31, 2014, non-performing commercial and industrial loans increased by $102,000 from December 31, 2013 due to the addition of one new credit.

At December 31, 2014, non-performing real estate-construction loans increased by $182,000 from December 31, 2013, due to the addition of two credits totaling $407,000, which are both well secured, partially offset by the payoff of one loan totaling $225,000.

At December 31, 2014, non-performing real estate commercial loans decreased by $761,000 from December 31, 2013, due primarily to $2.1 million in payoffs, partial charge-offs and principal payments, as well as two loans totaling $815,000 transferred to OREO, one of which for $473,000 was subsequently sold. These decreases were partially offset by the addition of five commercial real estate loans totaling $2.1 million, which we believe are well secured.

At December 31, 2014, non-performing real estate-residential loans increased $694,000, from December 31, 2013 due to the addition of two loans which we believe are well secured.

At December, 2014, non-performing consumer loans increased by $11,000 from December 31, 2013, primarily due the addition of two loans totaling $295,000, partially offset by the transfer of one loan totaling $192,000 into OREO and partial charge-offs and paydowns totaling $92,000.

OREO and repossessed assets represent real estate and assets pledged as collateral acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property or asset is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At December 31, 2014, the Bank had $1.6 million in other real estate owned and repossessed assets as compared to $2.8 million at December 31, 2013.

The decrease of $1.2 million is primarily due to the sale of four properties totaling $1.9 million, in which the Company recorded a gain of $8,000 and the sale of $438,000 in repossessed assets, in which the Company recorded a gain of $168,000. These decreases were partially offset by a $207,000 advance for capital improvements made on an existing OREO property and an addition of $950,000 from three new properties.

All of our OREO are aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values.

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification is in place. Loans classified as troubled debt restructurings are designated as impaired from a cash flow perspective. Modifications involving troubled borrowers may include a modification of a loan’s amortization schedule, reduction in the stated interest rate and rescheduling of future cash flows.

The Company’s TDR modifications are made on terms typically up to 12 months in order to aggressively monitor and track performance of the credit. The short-term modifications are monitored for continued performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification program is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows.

As of December 31, 2014, TDRs totaled $20.6 million as compared to $25.4 million at December 31, 2013, a decrease of $4.8 million. The decrease of $4.8 million was primarily due to paydowns and payoffs. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $20.6 million is comprised of $11.0 million in real estate commercial loans, $7.8 million in real estate construction loans, $1.1 million in commercial and industrial loans, $389,000 in real estate-residential loans and $314,000 in consumer loans. All but two identified TDRs as of December 31, 2014, are collateral dependent loans while two loans are cash flow dependent. Of the $20.6 million, $5.2 million have specific reserves in our ALLL computation totaling $198,000. The remaining $15.4 million of TDRs are adequately collateralized requiring no specific reserves.

The $11.0 million in real estate commercial loans identified as TDRs are all accruing, with the exception of six non-accrual loans totaling $4.1 million. The first non-accrual loan, totaling $1.7 million, is secured by a collateral pool of income producing properties. One property was sold in July 2014 reducing the outstanding indebtedness to the $1.7 million. Another property is reportedly under contract for $2.1 million, which will satisfy the loan in full if the transaction closes. The second non-accrual loan, totaling $1.5 million, is secured by real estate, and is in the early stages of foreclosure proceedings, although a settlement with the borrower is likely to avert both litigation and foreclosure. The third non-accrual loan, totaling $690,000, is secured by real estate and is in the late stages of litigation. The remaining $200,000 of non-accrual TDRs are comprised of three loans. The remaining $6.9 million of accruing TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $7.8 million in real estate construction loans is primarily comprised of ten relationships, two of which total $2.6 million that include fully improved building lots under contract of sale to two national home builder companies. The lot sales are structured as tranche takedowns with repayments expected in full by the end of the first quarter 2015. The remaining $5.2 million are currently being developed, under contract and/or amortizing.

The $1.1 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $119,000.

The $314,000 in consumer loans and $389,000 in real estate residential are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has negatively impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans that continue to accrue interest. At December 31, 2014, the Company had $26.8 in loans that were risk rated as special mention or substandard. This was a decrease of approximately $4.8 million from year ended December 31, 2013, which totaled $31.6 million. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and paydowns.

At December 31, 2014, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31, 2014.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for percentages)

Balance at beginning of year	$7,872	$7,984	$7,310	$6,246	$6,184

Provision charged to expense	621	910	1,380	2,205	3,100

Recoveries of loans charged off:
Commercial and industrial	454	54	18	1	78
Real estate - construction	-	397	169	58	15
Real estate - commercial	177	-	-	-	-
Real estate - residential	30	-	-	-	-
Consumer	46	2	3	52	-
Loans charged-off:
Commercial and industrial	-	(942)	(552)	(482)	(1,061)
Real estate - construction	-	-	(59)	(82)	(1,420)
Real estate - commercial	(990)	(186)	-	-	-
Real estate - residential	(4)	(60)	-	-	(150)
Consumer	(137)	(287)	(285)	(688)	(500)

Charge-offs, net	(424)	(1,022)	(706)	(1,141)	(3,038)

Balance of allowance at end of year	$8,069	$7,872	$7,984	$7,310	$6, 246

Ratio of net charge-offs to average loans outstanding	0.07%	0.18%	0.13%	0.22%	0.59%

Balance of allowance at period-end as a percent of loans at year-end	1.29%	1.31%	1.40%	1.38%	1.22%

Ratio of allowance at period-end to non-performing loans	129.37%	131.00%	106.85%	139.50%	110.57%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2014.

	December 31,
	2014			2013			2012

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,044	12.9%	15.4%	$990	12.6%	15.2%	$1,256	15.7%	16.6%
Real estate - construction	1,454	18.0%	14.2%	1,634	20.8%	16.3%	1,894	23.7%	18.3%
Real estate - commercial	4,624	57.3%	61.0%	4,325	54.9%	58.9%	3,708	46.5%	54.9%
Real estate - residential	223	2.8%	4.9%	190	2.4%	4.2%	217	2.7%	3.6%
Consumer	565	7.0%	4.5%	594	7.5%	5.4%	740	9.3%	6.6%
Unallocated	159	2.0%	0.0%	139	1.8%	0.0%	169	2.1%	0.0%

Total	$8,069	100.0%	100.0%	$7,872	100.0%	100.0%	$7,984	100.0%	100.0%

	December 31,
	2011			2010

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$2,349	32.1%	18.3%	$2,007	32.1%	19.8%
Real estate - construction	1,389	19.0%	15.2%	1,045	16.7%	11.7%
Real estate - commercial	2,329	31.9%	55.1%	2,109	33.8%	54.4%
Real estate - residential	256	3.5%	3.4%	276	4.4%	4.0%
Consumer	880	12.0%	8.0%	793	12.7%	10.1%
Unallocated	107	1.5%	0.0%	16	0.3%	0.0%

Total	$7,310	100.0%	100.0%	$6,246	100.0%	100.0%

The Company’s allowance for loan losses was $8.1 million at December 31, 2014 and $7.9 million at December 31, 2013. The allowance for loan losses as a percentage of total loans at December 31, 2014 was 1.29%, compared with 1.31% at December 31, 2013. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2014 in the amount of $621,000 as compared to $910,000 for the comparable period in 2013. Net charge-offs for the year ended December 31, 2014 were $424,000, compared to $1.0 million for the year ended December 31, 2013. Total recoveries were $707,000 for the year ended December 31, 2014, an increase of $254,000, from the $453,000 in 2013, largely due to two credits, which had been charged off in previous periods. Total charge-offs were $1.1 million for the year ended December 31, 2014, a decrease of $344,000, from the $1.5 million in 2013. The $1.1 million of charge-offs in 2014 were largely due to two loans, both of which were previously fully reserved. All loans which the Company charged-off or had a direct write-down, had been previously identified and specific reserves were applied. Non-performing loans at December 31, 2014 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for certain life insurance benefits for officers and for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plans (“SERPs”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $10.5 million of bank-owned life insurance, which includes a purchase of $2.5 million during 2013, in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERPs were approximately $249,000 and $246,000 for the years ended December 31, 2014 and 2013, respectively. During the second quarter 2013, the Company recognized a $20,000 benefit due to the forfeiture of SERP benefits to an officer no longer employed with the Bank. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $460,000 and $432,000, for the years ended December 31, 2014 and 2013, respectively.

Premises and Equipment

Premises and equipment totaled $5.7 million and $4.2 million at December 31, 2014 and 2013, respectively. The $1.5 million, or 34.6%, increase in our investment in premises and equipment in 2014 compared to 2013 is due primarily to additions to premises and equipment of $2.1 million made during the year, largely in connection with the construction of the Cranford branch, partially offset by normal recurring depreciation of existing assets of $596,000. Included in the $1.7 million in additions during 2013 was the transfer of $1.0 million from other assets, which was previously classified as a property held for sale, to land. The Company decided to construct a new branch on this property in the Cranford market of Union County, in which construction was completed in late 2014 and opened for business on January 8, 2015.

Goodwill and Intangible Assets

Intangible assets totaled $18.2 million at December 31, 2014 compared to $18.3 million at December 31, 2013. The Company’s intangible assets at December 31, 2014 were comprised of $18.1 million of goodwill and $57,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. The Company’s intangible assets at December 31, 2013 were comprised of $18.1 million of goodwill and $143,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. During 2014, and 2013, the Company analyzed its goodwill for impairment and determined that there was no goodwill impairment. Accordingly, there was no impairment recorded during 2014 and 2013.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 5, “Goodwill and Other Intangible Assets” in the Company’s financial statements.

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, the Company may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowings from financial intermediaries. The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with CDs and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area. We attempt to control the flow of deposits primarily by pricing deposit offerings to be competitive with other financial institutions in the market area but not by necessarily offering the highest rate.

At December 31, 2014, total deposits amounted to $642.4 million, reflecting an increase of $9.0 million, or 1.4%, from December 31, 2013. Core checking deposits increased $13.1 million, or 5.4%, to $256.0 million at December 31, 2014, while savings accounts, inclusive of money market deposits, decreased $11.0 million, or 3.6%, to $295.5 million. Certificates of deposits (“CDs”) increased $6.8 million, or 8.1%, to $90.9 million at December 31, 2014. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs during the latter part of 2014. The Bank has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost CDs, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs in excess of $100,000, brokered CDs and Listed Service CDs. Core deposits at December 31, 2014 amounted to $571.6 million and accounted for 89.0% of total deposits as compared to $587.9 million and 92.8% of total deposits at December 31, 2013. During 2014, we continued to price our retail CDs $100,000 and over at rates that did not exceed our market competition. The balance of CDs $100,000 and over amounted to $43.2 million at December 31, 2014 compared to $30.4 million at December 31, 2013, an increase of $12.8 million, or 42.4%. At December 31, 2014, brokered CDs totaled $29.0 million as compared to $16.7 million at December 31, 2013 with rates ranging from 0.33% to 2.15% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $10.2 million compared to none at December 31, 2013 with rates between 0.96% to 2.01% and original terms ranging from 24 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the FHLB of New York without any collateral requirements.

 The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2014, 2013 and 2012.

	Years ended December 31,
	2014		2013		2012
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$130,465	-	$121,277	-	$96,967	-
Interest-bearing demand (NOW)	111,009	0.46%	94,277	0.47%	69,063	0.43%
Savings deposits	233,162	0.47%	236,104	0.54%	217,879	0.74%
Money market deposits	71,977	0.16%	75,394	0.21%	83,140	0.38%
Time deposits	83,304	1.43%	86,931	1.61%	106,012	1.75%

Total	$629,917	0.46%	$613,983	0.53%	$573,061	0.71%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2014 (in thousands).

December 31, 2014
Due in three months or less	$3,731
Due over three months through twelve months	9,320
Due over one year through three years	16,876
Due over three years	13,292

Total certificates of deposit $100,000 and over	$43,219

Borrowings

The Company has unsecured lines of credit totaling $36.0 million with three correspondent financial institutions that bear interest at a variable rate and are renewed annually. There were no borrowings under these lines of credit at December 31, 2014 and 2013. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $59.0 million based on the current loan collateral pledged of $75.0 million at December 31, 2014.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2014, 2013 and 2012, the Company had no short-term borrowings outstanding.

At December 31, 2014, 2013 and 2012, long term debt consisted of advances from the FHLB, which amounted to $16.0 million, $17.5 million and $13.5 million, respectively. The FHLB advances had a weighted average interest rate of 2.89%, 2.79% and 3.18% at December 31, 2014, 2013 and 2012, respectively. These advances are contractually scheduled for repayment as follows:

(dollars in thousands)	Years ended December 31,
Long-term debt:	2014	2013	2012

2014	$-	$1,500	$1,500
2015	1,500	1,500	1,500
2016	1,500	1,500	1,500
2017	11,000	11,000	9,000
2018	2,000	2,000	-

	$16,000	$17,500	$13,500

The maximum amount outstanding of FHLB advances at any month-end during 2014 and 2013 was $17.5 million, respectively, and was $13.5 million for 2012. The average interest rates paid on FHLB advances were 2.85% for 2014, 3.13% for 2013 and 3.21% for 2012.

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

Repurchase agreements are summarized as follows:

	Years ended December 31,
	2014	2013	2012
Repurchase agreements:	(dollars in thousands)

Balance at year-end	$23,290	$18,440	$16,710
Average during the year	20,096	18,766	18,266
Maximum month-end balance	27,562	21,566	19,860
Weighted average rate during the year	0.32%	0.42%	0.59%
Weighted average rate at year-end	0.29%	0.36%	0.52%

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

 At December 31, 2014, the Company had $36.1 million in cash and cash equivalents as compared to $47.9 million at December 31, 2013. Cash and cash equivalent balances consisted of $17.8 million and $31.9 million held at the Federal Reserve Bank of New York at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014 and 2013, there were no Federal funds sold. Further information regarding our borrowing capacity with FHLB and unsecured lines is discussed previously under the caption “Borrowings.”

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2014 and 2013.

	December 31,
	2014	2013
	(dollars in thousands)

Home equity lines of credit	$18,619	$24,186
Commitments to fund commercial real estate and construction loans	99,802	77,999
Commitments to fund commercial and industrial loans and other loans	42,209	52,939
Commercial and financial letters of credit	4,754	5,344

	$165,384	$160,468

Capital

Shareholders’ equity decreased by $1.5 million, or 1.6%, to $93.9 million at December 31, 2014 compared to $95.4 million at December 31, 2013. This decrease was caused by the redemption of $6.0 million of our outstanding Series C preferred stock, the repurchase of $1.2 million in common (During 2014, the Company repurchased $150,900 shares of common stock at an average price of $7.83 under its Share Repurchase Program.), the payment of $873,000 in cash dividends on common stock and the payment of $117,000 in dividends on the Series C preferred stock. These decreases were partially offset by the addition of $6.0 million in net income for 2014, stock based compensation expense of $167,000, proceeds from the exercise of stock options of $112,000, and $339,000 in after-tax net unrealized gains on securities available for sale.

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

The Federal Reserve issued a new policy statement at the end of January 2015, that changes the definition of “small bank holding company” from those under $500 million in total assets to those under $1 billion in total assets. Small bank holding companies are not subject to holding company level capital requirements, although their subsidiary banks are still subject to all capital requirements. Since the Company is currently under $1 billion in total assets, this policy statement will give the Company greater flexibility to issue instruments that do not qualify as capital under the Federal Reserve’s regulations, if it chooses to do so.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s categories.

The capital amounts and ratios of the Company and the Bank at December 31, 2014 and 2013 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(dollars in thousands, except for percentages)
As of December 31, 2014
Total capital (to risk-weighted assets)
Two River Bancorp	$84,178	12.57%	$	>53,574	>8.00%	$	N/A	N/A
Two River Community Bank	83,779	12.51%		>53,576	>8.00%		>66,969	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	76,109	11.36%		>26,775	>4.00%		N/A	N/A
Two River Community Bank	75,710	11.31%		>26,776	>4.00%		>40,164	>6.00%

Tier 1 Capital (to average assets)
Two River Bancorp	76,109	9.95%		>30,597	>4.00%		N/A	N/A
Two River Community Bank	75,710	9.90%		>30,590	>4.00%		>38,237	>5.00%

As of December 31, 2013
Total capital (to risk-weighted assets)
Two River Bancorp	$85,674	13.21%	$	>51,884	>8.00%	$	N/A	N/A
Two River Community Bank	85,284	13.15%		>51,884	>8.00%		>64,855	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	77,802	11.99%		>25,956	>4.00%		N/A	N/A
Two River Community Bank	77,412	11.94%		>25,934	>4.00%		>38,901	>6.00%

Tier 1 Capital (to average assets)
Two River Bancorp	77,802	10.40%		>29,924	>4.00%		N/A	N/A
Two River Community Bank	77,412	10.35%		>29,918	>4.00%		>37,397	>5.00%

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

On July 26, 2012, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC). This Registration Statement was declared effective by the SEC on August 6, 2012.  The filing of the Registration Statement does not require the Company to issue any securities. The Registration Statement will allow the Company the flexibility to offer and sell, from time to time, in one or more public offerings, up to a total aggregate of $30 million of its common stock, preferred stock, debt securities, or warrants, either separately or together. The debt securities, preferred stock and warrants may be convertible or exercisable or exchangeable for other debt or equity securities of the Company. Should the Company decide to issue any of the securities registered under this Registration Statement, we would provide the specific terms of the securities offered in one or more supplements to the prospectus contained in the Registration Statement. Pursuant to SEC regulations, this Registration Statement will only be effective until August 6, 2015.

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

 As of December 31, 2014, the Company’s six month cumulative gap was -16.6% of total assets, or a negative $129.9 million, while its one-year cumulative gap was -7.5% of total assets, or $58.2 million, which is within the ALCO policy guideline of + or - 25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2014. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2014.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2014. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2014. As of December 31, 2014 and 2013, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Immediate Shock in Interest Rates
December 31, 2014	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,448)	-5.4%	$(948)	-3.5%	-10.0%

	Immediate Shock in Interest Rates
December 31, 2013	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,130)	-4.3%	$(1,113)	-4.2%	-10.0%

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

At December 31, 2014 and 2013, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity December 31, 2014
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$95,595	$87,899	$91,332
$ Change		(7,696)	(4,263)
% Change to Present Value of Equity		-8.0%	-4.5%	-25.0%

		December 31, 2013
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$94,195	$91,315	$87,973
$ Change		(2,880)	(6,222)
% Change to Present Value of Equity		-3.1%	-6.6%	-25.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

This annual report does not include an audit report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 31, 2015	Date:	March 31, 2015

 Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the captions “Item 1 – ELECTION OF CLASS III DIRECTORS – Information Concerning Nominees and Continuing Directors,” “Executive Officers,” “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance,” “CORPORATE GOVERNANCE – Code of Conduct and Corporate Governance Guidelines” and “– Audit Committee.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the captions “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” and “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation.”

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2014. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	449,507	$4.90	220,329 (1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	449,507	$4.90	220,329

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

Security Ownership of Certain Beneficial Owners and Management.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the caption “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the captions “CERTAIN TRANSACTIONS WITH MANAGEMENT” and “CORPORATE GOVERNANCE – Director Independence.”

Item 14.  Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the caption “ITEM 3 – RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Auditor Fees” and “– Audit Committee Pre-Approved Procedures.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Two River Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Operations – Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2014 and 2013

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows – Years Ended December 31, 2014 and 2013

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

TWO RIVER BANCORP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Two River Bancorp

Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheets of Two River Bancorp (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two River Bancorp at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Woodbridge, New Jersey

March 31, 2015

Two River Bancorp

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$18,349	$16,003
Interest-bearing deposits in bank	17,761	31,862
Cash and Cash Equivalents	36,110	47,865

Securities available for sale	45,431	45,093
Securities held to maturity (fair value of $25,407 and $28,343 at December 31, 2014 and 2013, respectively)	25,280	28,670
Restricted investments, at cost	3,029	3,278
Loans held for sale	1,589	-
Loans	627,614	602,816
Allowance for loan losses	(8,069)	(7,872)
Net Loans	619,545	594,944

OREO and repossessed assets	1,603	2,771
Bank-owned life insurance	16,849	16,389
Premises and equipment, net	5,696	4,232
Accrued interest receivable	1,636	1,760
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,049 and $1,963 at December 31, 2014 and 2013, respectively	57	143
Other assets	6,262	6,453

Total Assets	$781,196	$769,707

LIABILITIES
Deposits:
Noninterest-bearing	$140,459	$129,179
Interest-bearing	501,931	504,270

Total Deposits	642,390	633,449

Securities sold under agreements to repurchase	23,290	18,440
Accrued interest payable	46	66
Long-term debt	16,000	17,500
Other liabilities	5,538	4,825

Total Liabilities	687,264	674,280

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $1,000 liquidation preference per share; 12,000 shares authorized; 6,000 issued and outstanding at December 31, 2014 and 12,000 at December 31, 2013	6,000	12,000
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,167,296 and 8,113,080 at December 31, 2014 and 2013, respectively Outstanding – 7,939,684 and 8,036,368 at December 31, 2014 and 2013, respectively	72,527	72,191
Retained earnings	17,501	12,474
Treasury stock, at cost; 227,612 and 76,712 shares at December 31, 2014 and 2013, respectively	(1,751)	(554)
Accumulated other comprehensive loss	(345)	(684)
Total Shareholders’ Equity	93,932	95,427

Total Liabilities and Shareholders’ Equity	$781,196	$769,707

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$28,913	$28,773
Securities:
Taxable	972	1,020
Tax-exempt	431	448
Interest bearing deposits	70	75
Total Interest Income	30,386	30,316
Interest Expense
Deposits	2,904	3,276
Securities sold under agreements to repurchase	65	79
Borrowings	483	444
Total Interest Expense	3,452	3,799
Net Interest Income	26,934	26,517
Provision for Loan Losses	621	910
Net Interest Income after Provision for Loan Losses	26,313	25,607

Non-Interest Income
Service fees on deposit accounts	687	652
Mortgage banking	275	337
Other loan fees	405	360
Earnings from investment in bank-owned life insurance	460	432
Gain on sale of SBA loans	398	109
Net realized gain on sale of securities	88	218
Other income	619	597
Total Non-Interest Income	2,932	2,705

Non-Interest Expenses
Salaries and employee benefits	11,514	10,980
Occupancy and equipment	3,466	3,497
Professional	845	892
Insurance	308	330
FDIC insurance and assessments	509	545
Advertising	376	302
Data processing	392	495
Outside service fees	477	474
Amortization of identifiable intangibles	86	125
OREO and repossessed asset expenses, impairments and sales, net	(39)	665
Loan workout expenses	359	337
Other operating	1,374	1,538
Total Non-Interest Expenses	19,667	20,180

Income before Income Taxes	9,578	8,132

Income Tax Expense	3,561	2,973

Net Income	$6,017	$5,159

Preferred stock dividends	(117)	(261)

Net Income available to common shareholders	$5,900	$4,898
Earnings Per Common Share
Basic	$0.74	$0.61
Diluted	$0.73	$0.60

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013
	(In Thousands)

Net income	$6,017	$5,159
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2014: $35; 2013: $87	(53)	(131)
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2014: $249; net of income tax 2013: $(614)	392	(921)

Other comprehensive income (loss)	339	(1,052)

Total comprehensive income	$6,356	$4,107

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Shareholders’ Equity

		Common Stock				Accumulated Other	Total
(Dollars in thousands, except per share data)	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (loss)	Shareholders’ Equity
Balance, January 1, 2013	$12,000	7,983,778	$71,537	$8,060	$-	$368	$91,965

Net income	-	-	-	5,159	-	-	5,159

Other comprehensive loss	-	-	-	-	-	(1,052)	(1,052)

Dividends on preferred stock, Series C	-	-	-	(261)	-	-	(261)

Stock-based compensation expense	-	-	154	-	-	-	154

Cash dividends on common stock ($0.06 per share)	-	-	-	(484)	-	-	(484)

Options exercised	-	116,677	395	-	-	-	395

Tax benefit of stock options exercised	-	-	61	-	-	-	61

Common stock repurchased	-	(76,712)		-	(554)	-	(554)

Restricted stock awards	-	5,892	-	-	-	-	-

Employee stock purchase program	-	6,733	44	-	-	-	44

Balance, December 31, 2013	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

Net income	-	-	-	6,017	-	-	6,017

Other comprehensive income	-	-	-	-	-	339	339

Partial redemption of preferred stock, Series C	(6,000)	-	-	-	-	-	(6,000)

Dividends on preferred stock, Series C	-	-	-	(117)	-	-	(117)

Stock-based compensation expense	-	-	167	-	-	-	167

Cash dividends on common stock ($0.11 per share)	-	-	-	(873)	-	-	(873)

Options exercised	-	27,600	112	-	-	-	112

Tax benefit of stock options exercised	-	-	7	-	-	-	7

Common stock repurchased	-	(150,900)	-	-	(1,197)	-	(1,197)

Restricted stock awards	-	20,370	-	-	-	-	-

Employee stock purchase program	-	6,246	50	-	-	-	50

Balance, December 31, 2014	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,017	$5,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	596	711
Provision for loan losses	621	910
Intangible amortization	86	125
Net amortization of securities premiums and discounts	222	259
Net realized gain on sale of securities available for sale	(88)	(218)
Deferred income taxes	453	94
Earnings from investment in bank-owned life insurance	(460)	(432)
Origination of loans held for sale	(11,963)	(14,559)
Proceeds on sales of loans held for sale	10,552	14,873
Gain on sale of loans held for sale	(178)	(314)
Net realized (gain) loss on sale of OREO and repossessed assets	(176)	12
Impairment on OREO and repossessed assets	-	408
Stock based compensation expense	167	154
Gain from sale of SBA loans	(398)	(109)
Decrease (increase) in assets:
Accrued interest receivable	124	124
Other assets	(473)	1,912
(Decrease) increase in liabilities:
Accrued interest payable	(20)	(4)
Other liabilities	713	9
Net Cash Provided by Operating Activities	5,795	9,114
Cash Flows from Investing Activities
Purchase of securities available for sale	(17,252)	(15,463)
Purchase of securities held to maturity	(11,247)	(16,908)
Proceeds from sales of securities available for sale	9,827	11,753
Proceeds from repayments and maturities of securities available for sale	7,561	7,653
Proceeds from repayments and maturities of securities held to maturity	14,579	9,783
Proceeds from sale of SBA loans	4,590	1,185
Redemption (purchase) of restricted investments, net	249	(238)
Net increase in loans	(30,364)	(35,654)
Proceeds from the sale of OREO and repossessed assets	2,501	748
Improvements on OREO	(207)	-
Purchase of bank-owned life insurance	-	(2,500)
Purchase of premises and equipment	(2,060)	(1,700)
Net Cash Used in Investing Activities	(21,823)	(41,341)
Cash Flows from Financing Activities
Net increase in deposits	8,941	26,679
Net increase in securities sold under agreements to repurchase	4,850	1,730
Partial redemption of preferred stock, Series C	(6,000)	-
Cash dividends paid - preferred stock	(117)	(325)
Cash dividends paid - common stock	(873)	(484)
Proceeds from employee stock purchase plan	50	44
Repayment of long-term debt	(1,500)	-
Proceeds of long-term debt	-	4,000
Proceeds from exercise of stock options	112	395
Common stock repurchased	(1,197)	(554)
Tax benefit of stock options exercised	7	61
Net Cash Provided by Financing Activities	4,273	31,546
Net Decrease in Cash and Cash Equivalents	(11,755)	(681)
Cash and Cash Equivalents – Beginning	47,865	48,546
Cash and Cash Equivalents – Ending	$36,110	$47,865
Supplementary Cash Flows Information
Interest paid	$3,472	$3,803
Income taxes paid	$3,365	$3,720
Supplementary schedule of non-cash activities:
OREO and repossessed assets acquired in settlement of loans	$950	$2,187
Transfer of property held for sale from other assets to premises and equipment	$-	$1,000

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Two River Bancorp (the “Company”), formerly known as Community Partners Bancorp, a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank” or “Two River”) and the Bank’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Seven LLC and TRCB Holdings Eight LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2014 and 2013, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $1,454,000 and $1,703,000 at December 31, 2014 and 2013, respectively.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. The investment in this Fund is recorded at cost which was $1,500,000 at December 31, 2014 and 2013, respectively. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2014.

I.	Loans Receivable and Loans Held for Sale

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

Note 1 – Summary of Significant Accounting Policies (Continued)

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any impaired loans from held for investment to held for sale in 2014 and 2013. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2014 and 2013, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The Company is an approved Preferred Lender by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank generally sells the guaranteed portion of selected loans to a third party and retains the servicing rights. The servicing asset rights recorded as of December 31, 2014 are not material. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristics that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectable and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Transfers of financial assets, including sale of loans and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The Company analyzes each tax position taken in its tax returns and those positions not taken and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2014 or 2013 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2011.

Q.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

R.	Earnings per Common Share

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding during the year. Basic earnings per common share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding excluding restricted stock awards outstanding during the period. Diluted earnings per common share takes into account the potential dilution that could occur if certain outstanding securities to issue common stock were exercised and converted into common stock. Potential common shares relate to outstanding stock options, warrants and restricted stock awards, and are determined using the treasury stock method.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service periods, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

T.	Reclassification

Certain amounts in the 2013 financial statements have been reclassified to conform to the presentation used in the 2014 financial statements. These reclassifications had no effect on net income.

U.	Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006. Accounting principles generally accepted in the United States of America require that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. Step one requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. The reporting unit was determined to be our community banking operations, which is our only operating segment. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the fair value of the reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles.

The Company performed its annual goodwill impairment analysis as of September 30, 2014. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance. See Note 5 for additional details.

V.	Segment Reporting

The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, automated teller machine networks, and internet banking services, the Company offers a full array of commercial and retail financial services, including time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and consumer banking operations of the Company. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

W.	Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these financial statements.

Note 1 – Summary of Significant Accounting Policies (Continued)

X.	Recent Accounting Pronouncements

ASU 2014-04; In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The implementation of ASU 2014-01 will not have a material impact on our financial position or results of operation.

ASU 2014-09: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. The Company will be evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on our financial position or results of operation.

ASU 2014-11: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU establish two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with Significant Accounting and Reporting Matters – Second Quarter 2014 (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The guidance in this ASU for public companies is effective for the first interim or annual period beginning after December 31, 2014. The implementation of ASU 2014-11 will not have a material impact on our financial position or results of operation.

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

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2014:
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
U.S. Government agency securities	$2,715	$1	$(7)	$2,709
Municipal securities	515	7	-	522
U.S. Government-sponsored enterprises (“GSE”) - residential mortgage-backed securities	21,403	31	(113)	21,321
U.S. Government collateralized residential mortgage obligations	16,419	53	(349)	16,123
Corporate debt securities, primarily financial institutions	2,494	4	(187)	2,311
	43,546	96	(656)	42,986
Community Reinvestment Act (“CRA”) mutual fund	2,447	-	(2)	2,445
	$45,993	$96	$(658)	$45,431

Securities held to maturity:
Municipal securities	$18,138	$450	$(33)	$18,555
GSE - Residential mortgage-backed securities	2,100	19	(20)	2,099
U.S. Government collateralized residential mortgage obligations	3,225	-	(25)	3,200
Corporate debt securities, primarily financial institutions	1,817	-	(264)	1,553
	$25,280	$469	$(342)	$25,407

December 31, 2013:
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
U.S. Government agency securities	$3,500	$-	$(49)	$3,451
Municipal securities	1,347	18	(3)	1,362
GSE - Residential mortgage-backed securities	14,777	53	(311)	14,519
U.S. Government collateralized residential mortgage obligations	19,882	65	(595)	19,352
Corporate debt securities, primarily financial institutions	4,310	13	(249)	4,074
	43,816	149	(1,207)	42,758
CRA mutual fund	2,392	-	(57)	2,335
	$46,208	$149	$(1,264)	$45,093

Securities held to maturity:
Municipal securities	$23,819	$292	$(225)	$23,886
GSE - Residential mortgage-backed securities	2,377	10	(63)	2,324
U.S. Government collateralized residential mortgage obligations	660	-	(29)	631
Corporate debt securities, primarily financial institutions	1,814	-	(312)	1,502
	$28,670	$302	$(629)	$28,343

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$500	$502	$6,609	$6,603
Due in one year through five years	2,715	2,710	3,730	3,847
Due in five years through ten years	1,515	1,520	3,022	3,097
Due after ten years	994	810	6,594	6,561
	5,724	5,542	19,955	20,108

GSE - Residential mortgage-backed securities	21,403	21,321	2,100	2,099
U.S. Government collateralized residential mortgage obligations	16,419	16,123	3,225	3,200

	$43,546	$42,986	$25,280	$25,407

The Company had thirty-one securities sales in 2014 totaling $9,827,000 and recorded gross realized gains and losses of $105,000 and $17,000, respectively, from these sales as compared to thirty-four securities sales in 2013 totaling $11,753,000 and recorded a gross realized gain of $218,000.

Certain of the Company’s GSE residential mortgage-backed securities and collateralized residential mortgage obligations, totaling $31,945,000 and $28,188,000 at December 31, 2014 and 2013, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:	(In Thousands)

U.S. Government agency securities	$-	$-	$1,232	$(7)	$1,232	$(7)
Municipal securities	6,802	(8)	1,994	(25)	8,796	(33)
GSE – Residential mortgage-backed securities	12,512	(37)	6,125	(96)	18,637	(133)
U.S. Government collateralized residential mortgage obligations	4,459	(23)	10,102	(351)	14,561	(374)
Corporate debt securities, primarily financial institutions	-	-	2,860	(451)	2,860	(451)
CRA mutual fund	2,445	(2)	-	-	2,445	(2)
Total Temporarily Impaired Securities	$26,218	$(70)	$22,313	$(930)	$48,531	$(1,000)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:	(In Thousands)

U.S. Government agency securities	$3,451	$(49)	$-	$-	$3,451	$(49)
Municipal securities	14,570	(220)	250	(8)	14,820	(228)
GSE – Residential mortgage-backed securities	11,519	(374)	-	-	11,519	(374)
U.S. Government collateralized residential mortgage obligations	9,322	(368)	4,565	(256)	13,887	(624)
Corporate debt securities, primarily financial institutions	983	(17)	2,765	(544)	3,748	(561)
CRA mutual fund	2,292	(57)	-	-	2,292	(57)
Total Temporarily Impaired Securities	$42,137	$(1,085)	$7,580	$(808)	$49,717	$(1,893)

Note 2 – Securities (Continued)

The Company had 54 securities in an unrealized loss position at December 31, 2014. In management’s opinion, the unrealized losses in U.S. Government agencies, corporate debt, U.S. Government collateralized residential mortgage obligations, municipal and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At December 31, 2014, the Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. As of December 31, 2014, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2014. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at December 31, 2014.

During 2013, the Company had one pooled trust preferred security with a Moody’s rating of Ca included in corporate debt securities. This pooled trust preferred security had been remitting reduced amounts of interest as some individual participants of the pool had deferred interest payments. The pooled instrument consisted of securities issued by financial institutions and insurance companies in which we held the mezzanine tranche of such security. Due to the volatility in the financial performance of the underlying institutions comprising the pooled trust along with the recent heightened press exposure relating to the Volcker Rule, management made the determination to sell this security during the fourth quarter 2013. The original face of this security was $500,000 and $308,500 in other-than-temporary impairment charges, leaving a current book value of $191,500. There were no other-than-temporary impairment charges to earnings during 2013. This security was sold for $220,000 resulting in a gain of $28,500 in 2013.

There was no other-than-temporary impairments recognized during 2014. The following roll forward reflects the amounts related to other-than-temporary credit losses recognized in earnings for the year ended December 31, 2013 (in thousands):

Beginning balance, January 1, 2013	$308

Decrease in prior period other-than-temporary impairments due to the sale of the pooled trust preferred security	(308)

Ending balance, December 31, 2013	$-

Note 3 – Loans Receivable and Allowance for Loan Losses

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2013 were reclassified to conform to the December 31, 2014 presentation.

The components of the loan portfolio at December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Thousands)

Commercial and industrial	$96,514	$91,887
Real estate – construction	89,145	98,284
Real estate – commercial	383,777	355,530
Real estate – residential	30,808	25,588
Consumer	28,095	32,413

	628,339	603,702
Allowance for loan losses	(8,069)	(7,872)
Net unearned fees	(725)	(886)

Net Loans	$619,545	$594,944

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013:

December 31, 2014:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$-	$-	$119	$119	$96,395	$96,514	$-
Real estate – construction	-	-	407	407	88,738	89,145	-
Real estate – commercial	254	-	4,722	4,976	378,801	383,777	-
Real estate – residential	-	-	694	694	30,114	30,808	-
Consumer	-	-	295	295	27,800	28,095	-

Total	$254	$-	$6,237	$6,491	$621,848	$628,339	$-

December 31, 2013:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$673	$408	$17	$1,098	$90,789	$91,887	$-
Real estate – construction	5,483	1,647	225	7,355	90,929	98,284	-
Real estate – commercial	399	536	5,483	6,418	349,112	355,530	-
Real estate – residential	-	580	-	580	25,008	25,588	-
Consumer	22	-	284	306	32,107	32,413	-

Total	$6,577	$3,171	$6,009	$15,757	$587,945	$603,702	$-

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2014 and 2013:

	2014	2013
	(In Thousands)

Commercial and industrial	$119	$17
Real estate – construction	407	225
Real estate – commercial	4,722	5,483
Real estate – residential	694	-
Consumer	295	284

Total	$6,237	$6,009

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2014 and 2013:

December 31, 2014:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$1,052	$1,052	$-	$840	$47
Real estate – construction	6,324	6,324	-	7,689	389
Real estate – commercial	8,235	9,166	-	9,405	206
Real estate – residential	1,083	1,083	-	1,106	26
Consumer	610	610	-	634	15

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	1,866	1,866	44	1,913	64
Real estate – commercial	3,352	3,352	154	3,393	163
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$1,052	$1,052	$-	$840	$47
Real estate – construction	8,190	8,190	44	9,602	453
Real estate – commercial	11,587	12,518	154	12,798	369
Real estate – residential	1,083	1,083	-	1,106	26
Consumer	610	610	-	634	15

	$22,522	$23,453	$198	$24,980	$910

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2013:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$147	$147	$-	$152	$7
Real estate – construction	11,647	11,647	-	10,593	482
Real estate – commercial	10,299	10,485	-	10,574	329
Real estate – residential	395	395	-	395	2
Consumer	477	477	-	483	8

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – commercial	6,165	6,165	832	6,330	221
Real estate – residential	-	-	-	-	-
Consumer	243	243	40	244	10

Total:
Commercial and industrial	$147	$147	$-	$152	$7
Real estate – construction	11,647	11,647	-	10,593	482
Real estate – commercial	16,464	16,650	832	16,904	550
Real estate – residential	395	395	-	395	2
Consumer	720	720	40	727	18

	$29,373	$29,559	$872	$28,771	$1,059

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2014:

Commercial and industrial	$92,225	$3,395	$894	$-	$96,514
Real estate – construction	79,030	2,443	7,672	-	89,145
Real estate – commercial	372,761	4,652	6,364	-	383,777
Real estate – residential	30,013	-	795	-	30,808
Consumer	27,538	40	517	-	28,095

Total:	$601,567	$10,530	$16,242	$-	$628,339

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2013:

Commercial and industrial	$90,897	$531	$459	$-	$91,887
Real estate – construction	84,877	2,555	10,852	-	98,284
Real estate – commercial	339,247	3,829	12,454	-	355,530
Real estate – residential	25,485	-	103	-	25,588
Consumer	31,590	135	688	-	32,413

Total:	$572,096	$7,050	$24,556	$-	$603,702

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2014 and 2013:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$1,634	$4,325	$190	$594	$139	$7,872
Charge-offs	-	-	(990)	(4)	(137)	-	(1,131)
Recoveries	454	-	177	30	46	-	707
Provision	(400)	(180)	1,112	7	62	20	621

Ending balance, December 31, 2014	$1,044	$1,454	$4,624	$223	$565	$159	$8,069

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2013	$1,256	$1,894	$3,708	$217	$740	$169	$7,984
Charge-offs	(942)	-	(186)	(60)	(287)	-	(1,475)
Recoveries	54	397	-	-	2	-	453
Provision	622	(657)	803	33	139	(30)	910

Ending balance, December 31, 2013	$990	$1,634	$4,325	$190	$594	$139	$7,872

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2014 and 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2014:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$1,044	$-	$1,044	$96,514	$1,052	$95,462
Real estate – construction	1,454	44	1,410	89,145	8,190	80,955
Real estate – commercial	4,624	154	4,470	383,777	11,587	372,190
Real estate – residential	223	-	223	30,808	1,083	29,725
Consumer	565	-	565	28,095	610	27,485
Unallocated	159	-	159	-	-	-

Total:	$8,069	$198	$7,871	$628,339	$22,522	$605,817

	Allowance for Loan Losses			Loans Receivable
December 31, 2013:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$990	$-	$990	$91,887	$147	$91,740
Real estate – construction	1,634	-	1,634	98,284	11,647	86,637
Real estate – commercial	4,325	832	3,493	355,530	16,464	339,066
Real estate – residential	190	-	190	25,588	395	25,193
Consumer	594	40	554	32,413	720	31,693
Unallocated	139	-	139	-	-	-

Total:	$7,872	$872	$7,000	$603,702	$29,373	$574,329

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

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	2	$946	$946
Real estate – construction	1	178	178
Real estate – commercial	4	2,320	2,320
Real estate – residential	-	-	-
Consumer	-	-	-

Total	7	$3,444	$3,444

	Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	3	$1,824	$1,824
Real estate – construction	10	10,153	10,153
Real estate – commercial	6	5,823	5,823
Real estate – residential	1	395	395
Consumer	4	442	442

Total	24	$18,637	$18,637

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

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2014, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recast legal documents and/or forgiven any interest or principal.

As of December 31, 2014, loans modified in a troubled debt restructuring totaled $20.6 million, including $16.3 million that are current and seven non-accrual loans totaling $4.3 million. As a result of our impairment evaluation, the Company established an allowance of $198,000 against three loans classified as troubled debt restructuring as of December 31, 2014.

During the twelve months ended December 31, 2014, six TDR loans totaling $2.2 million were paid in full.

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables represent loans receivable modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during year ended December 31, 2014 and 2013:

Year Ended December 31, 2014
	Number of Contracts	Recorded Investment
(Dollars in Thousands)
Troubled Debt Restructuring That Subsequently Defaulted:

Commercial and industrial	-	$-
Real estate – construction	-	-
Real estate – commercial	2	281
Real estate – residential	-	-
Consumer	-	-

Total	2	$281

	Year Ended December 31, 2013
	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring That Subsequently Defaulted:

Commercial and industrial	1	$678
Real estate – construction	-	-
Real estate – commercial	1	2,608
Real estate – residential	1	145
Consumer	-	-

Total	3	$3,431

For the year ended December 31, 2014, two commercial real estate loans totaling $281,000 were placed on non-accrual status during 2014, in which the payment default occurred within 12 months of the restructure date. The Company recorded no charge-offs for these loans. These loans were individually analyzed for impairment at the time of default. It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

Note 4 – Bank Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 are as follows:

	Estimated Useful Lives (years)	2014	2013
		(In Thousands)

Land	Indefinite	$1,400	$1,400
Buildings	30	954	954
Leasehold improvements	5-15	3,915	3,805
Furniture and equipment	2 - 7	8,241	7,489
Construction in progress	-	1,550	341

		16,060	13,989

Less accumulated depreciation and amortization		(10,364)	(9,757)

		$5,696	$4,232

During 2013, the Company transferred $1,000,000 from other assets, which was previously classified as a property held for sale, to land. The Company decided to construct a new branch on this property in the Cranford market of Union County. This branch became operational in January of 2015.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2014, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded on the goodwill balance of $18,109,000 for the years ended December 31, 2014 and 2013, respectively.

Note 5 – Goodwill and Other Intangible Assets (Continued)

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $57,000, net of accumulated amortization of $2,049,000, as of December 31, 2014 and a carrying value of $143,000, net of accumulated amortization of $1,963,000, as of December 31, 2013. Amortization expense related to intangible assets was $86,000 and $125,000 for the years ended December 31, 2014 and 2013, respectively.

The aggregate estimated amortization expense for the next three fiscal years is expected to be as follows (in thousands):

2015	$48
2016	9

Note 6 – Deposits

The components of deposits at December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Thousands)

Demand, non-interest bearing	$140,459	$129,179
Demand, interest bearing, money market and savings	410,997	420,185
Time, $100,000 and over	43,219	30,359
Time, other	47,715	53,726

	$642,390	$633,449

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$38,041
2016	8,742
2017	9,964
2018	14,731
2019	17,477
Thereafter	1,979

$90,934

Brokered CDs as of December 31, 2014 and 2013 were $29,041,000 and $16,738,000, respectively. Deposits obtained through the use of deposit listing services that are not brokered deposits as of December 31, 2014 and 2013 were $10,176,000 and $0, respectively. The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $512,000 and $764,000 as of December 31, 2014 and 2013, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$23,290	$18,440
Average during the year	20,096	18,766
Maximum month-end balance	27,562	21,566
Weighted average rate during the year	0.32%	0.42%
Weighted average rate at December 31	0.29%	0.36%

Note 8 – Borrowings

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $26.0 million in unsecured credit facilities with two correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $59.0 million based on the current loan collateral pledged of $75.0 million at December 31, 2014.

At December 31, 2014 and 2013, long term debt consisted of advances from the FHLB, which amounted to $16.0 and $17.5 million, respectively. These advances had a weighted average interest rate of 2.89% and 2.79% at December 31, 2014 and 2013, respectively. These advances are contractually scheduled for repayment as follows:

	2014	2013	Rate	Original Term (years)	Maturity
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	-	1,500	1.67%	4	August 2014
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018

	$16,000	$17,500

Note 9 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit. Annually, the Company matches a percentage of employee contributions. The Company contributed $226,000 and $237,000 for the years ended December 31, 2014 and 2013, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2014 and 2013, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2014 and 2013, other liabilities included approximately $1.2 million and $980,000, respectively, accrued under this plan. For the year ended December 31, 2014, expenses related to this plan included in the consolidated statements of operations are recorded in salaries and benefits, which amounted to $249,000 as compared to $246,000 for the year ended December 31, 2013.

Note 10 – Income Taxes

The components of income tax expense for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Thousands)

Current	$3,108	$2,879
Deferred	453	94

	$3,561	$2,973

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2014 and 2013:

	2014		2013
	Amount	%	Amount	%
	(Dollars In Thousands)

Pre-tax book income	$3,257	34.0%	$2,765	34.0%
Tax exempt interest	(177)	(1.9)	(181)	(2.2)
Bank-owned life insurance income	(156)	(1.6)	(146)	(1.8)
State income taxes, net of federal income tax benefit	535	5.6	471	5.8
Other	102	1.1	64	0.8

	$3,561	37.2%	$2,973	36.6%

The components of the net deferred tax asset, included in other assets, as of December 31, 2014 and 2013, were as follows:

	2014	2013
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$3,243	$3,165
Depreciation and amortization	604	607
Deferred compensation	994	862
OREO write-downs	-	547
Unrealized loss on investment securities available for sale	218	432
Other	7	100

	5,066	5,713
Deferred tax liabilities:
Purchase accounting adjustments	(237)	(278)
Other	(338)	(277)

	(575)	(555)

Net Deferred Tax Asset	$4,491	$5,158

Note 11 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(In Thousands, Except Per Share Data)

Net income	$6,017	$5,159
Preferred stock dividend	(117)	(261)

Income applicable to common shareholders	$5,900	$4,898

Weighted average common shares outstanding	7,932	8,041
Effect of dilutive securities, stock options	181	149

Weighted average common shares outstanding used to calculate diluted earnings per share	8,113	8,190

Basic earnings per common share	$0.74	$0.61

Diluted earnings per common share	$0.73	$0.60

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation were 44,000 and 202,000 for 2014 and 2013, respectively.

Note 12 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2024. Aggregate rent expense was $1,888,000 and $1,775,000 for the years ended December 31, 2014 and 2013, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2014 are as follows (in thousands):

2015	$1,389
2016	1,367
2017	1,303
2018	1,149
2019	1,064
Thereafter	1,918

$8,190

Note 13 – Stock-Based Compensation

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. While options to purchase 9,129 shares of the Company’s common stock remain outstanding under these plans, no further stock options may be granted.

On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2014, the number of shares of Company common stock remaining and available for future issuance under the Plan is 220,329 after adjusting for subsequent stock dividends.

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

On September 17, 2014, the Company awarded an officer incentive stock options to purchase an aggregate of 5,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning September 17, 2015. These options were granted with an exercise price of $8.09 per share based upon the average trading price of Company’s common stock on the grant date.

On December 15, 2014, the Company awarded officers incentive stock options to purchase an aggregate of 29,650 shares of Company common stock. These options are scheduled to vest 20% per year over five years beginning December 15, 2015. These options were granted with an exercise price of $8.40 per share based upon the average trading price of Company’s common stock on the grant date.

Stock based compensation expense related to the stock option grants was approximately $124,000 and $143,000 for the years ended December 31, 2014 and 2013, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $304,000 as of December 31, 2014 and will be recognized over the subsequent weighted average life of 2.9 years.

Note 13 – Stock-Based Compensation (Continued)

The following table presents information regarding the Company’s outstanding options:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, December 31, 2013	610,861	$6.95
Options granted	34,650	8.36
Options exercised	(27,600)	4.10
Options forfeited	(168,404)	13.17

Options outstanding, December 31, 2014	449,507	$4.90	6.0	$1,627,107
Options exercisable, December 31, 2014	318,645	$4.24	5.3	$1,382,898

Options price range at December 31, 2014	$3.01 to $13.56

The total intrinsic value of stock options exercised was $116,000 and $378,000 during the years ended December 31, 2014 and 2013, respectively. Cash received from such exercises was $113,000 and $394,000, respectively. A tax benefit of $7,000 was recognized during the year ended December 31, 2014, as compared to $61,000 for the same period in 2013.

The following summarizes information about stock options outstanding at December 31, 2014:

			Options Outstanding
Range of Exercise Prices			Number Outstanding at December 31, 2014	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$3.01	-	$3.83	224,936	4.3	$3.38
$5.19	-	$5.49	143,092	7.3	5.28
$7.41	-	$8.40	72,350	9.4	7.90
$13.56			9,129	0.8	13.56

			449,507

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the stock options granted on December 15, 2014:

Dividend yield	1.43%
Expected volatility	27.71%
Risk-free interest rate	1.90%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.33

Note 13 – Stock-Based Compensation (Continued)

The following assumptions were used to estimate the fair value of the stock options granted on September 17, 2014:

Dividend yield	1.48%
Expected volatility	27.86%
Risk-free interest rate	2.29%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.30

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

On January 24, 2014, the Company awarded an officer an aggregate of 5,000 shares of Company’s common stock. These awards are scheduled to vest 20% per year over five years beginning January 24, 2015. On September 8, 2014, the Company awarded directors an aggregate of 10,000 shares of Company’s common stock. These awards are scheduled to vest 100% on September 8, 2015. On December 15, 2014, the Company awarded an aggregate of 5,370 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning December 15, 2015.

Total unrecognized compensation cost related to restricted stock under the Plan was $166,000 as of December 31, 2014 and will be recognized over the subsequent weighted average life of 1.6 years.

Compensation expense related to the restricted stock was to $43,000 and $11,000 for the years ended December 31, 2014 and 2013, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2014 and 2013 related to the restricted stock compensation.

The following table summarizes information about restricted stock for the year ended December 31, 2014:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2013	5,892	$7.51
Restricted stock earned	(1,178)	(7.51)
Granted	20,370	8.08

Unvested at December 31, 2014	25,084	$7.98

Note 14 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Two River Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Two River Bancorp relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2014 were current as to principal and interest payments, and did not involve more than normal risk of collectability. At December 31, 2014 and 2013, loans to related parties amounted to $10,836,000 and $13,150,000 respectively. During 2014, new loans and advances to such related parties totaled $415,000 and repayments and other reductions aggregated $2,729,000.

The Bank paid $7,990 and $7,700 for the years ended December 31, 2014 and 2013, respectively, to one director for certain services.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $160,630,000 and $155,124,000 at December 31, 2014 and 2013, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $4,754,000 and $5,344,000 at December 31, 2014 and 2013, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2014 and 2013.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank maintain minimum amounts and ratios (set forth below) of total and Tier l Capital (as defined in the regulations) to risk-weighted assets, and of Tier l Capital to average assets. Management believes, as of December 31, 2014 that the Company and its bank subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the institutions’ categories. Two River Bancorp and the Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2014
Total Capital (to risk-weighted assets)
Two River Bancorp	$84,178	12.57%	$	>53,574	>8.00%	$	N/A	N/A
Two River Community Bank	83,779	12.51%		>53,576	>8.00%		>66,969	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	76,109	11.36%		>26,775	>4.00%		N/A	N/A
Two River Community Bank	75,710	11.31%		>26,776	>4.00%		>40,164	>6.00%

Tier 1 Capital (to average assets)
Two River Bancorp	76,109	9.95%		>30,597	>4.00%		N/A	N/A
Two River Community Bank	75,710	9.90%		>30,590	>4.00%		>38,237	>5.00%

As of December 31, 2013
Total Capital (to risk-weighted assets)
Two River Bancorp	$85,674	13.21%	$	>51,884	>8.00%	$	N/A	N/A
Two River Community Bank	85,284	13.15%		>51,884	>8.00%		>64,855	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	77,802	11.99%		>25,956	>4.00%		N/A	N/A
Two River Community Bank	77,412	11.94%		>25,934	>4.00%		>38,901	>6.00%

Tier 1 Capital (to average assets)
Two River Bancorp	77,802	10.40%		>29,924	>4.00%		N/A	N/A
Two River Community Bank	77,412	10.35%		>29,918	>4.00%		>37,397	>5.00%

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2014

Securities available for sale:

U.S. Government agency securities	$-	$2,709	$-	$2,709
Municipal securities	-	522	-	522
GSE: Residential mortgage-backed securities	-	21,321	-	21,321
U.S. Government collateralized residential mortgage obligations	-	16,123	-	16,123
Corporate debt securities, primarily financial institutions	-	2,311	-	2,311
CRA mutual fund	2,445	-	-	2,445

Total	$2,445	$42,986	$-	$45,431

At December 31, 2013

Securities available for sale:

U.S. Government agency securities	$-	$3,451	$-	$3,451
Municipal securities	-	1,362	-	1,362
GSE: Residential mortgage-backed securities	-	14,519	-	14,519
U.S. Government collateralized residential mortgage obligations	-	19,352	-	19,352
Corporate debt securities, primarily financial institutions	-	4,074	-	4,074
CRA mutual fund	2,335	-	-	2,335

Total	$2,335	$42,758	$-	$45,093

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period presented (in thousands):

Beginning balance, January 1, 2013	$28
Total gains/(losses):
Included in earnings	-
Included in other comprehensive income	-
Reclassification adjustment for gain on sales of securities recognized in income	(28)

Ending Balance, December 31, 2013	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2014
Impaired loans with an allowance recorded	$-	$-	$5,020	$5,020
Impaired loans net of partial charge-offs	-	-	2,140	2,140
Foreclosed and repossessed assets	-	-	1,603	1,603

At December 31, 2013
Impaired loans with an allowance recorded	$-	$-	$5,536	$5,536
Impaired loans net of partial charge-offs	-	-	473	473
Foreclosed and repossessed assets	-	-	2,771	2,771

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At December 31, 2014, there were no discounts applied to appraisal values as all impaired appraisals were current. The liquidation expenses range from 5.0% to 6.0% (weighted average of 5.3%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Note 17 – Fair Value of Financial Instruments (Continued)

●

Other Real Estate Owned (“OREO”) and Repossessed Assets – Real estate properties acquired through, or in lieu of, loan foreclosure and repossessed assets pledged as collateral are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range and liquidation expenses for collateral adjustments to OREO and repossessed assets range from 6.0% to 14.5% (weighted average of 12.0%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2014, foreclosed and repossessed assets totaling $1,603,000 as compared to $2,771,000 at December 31, 2013, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and December 31, 2013:

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

Loans Held for Sale:

Loans held for sale are carried at the lower of aggregate cost or estimated fair value, less costs to sell. The fair value of these loans are equal to the contractual sales price.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2014 and 2013.

Note 17 – Fair Value of Financial Instruments (Continued)

 The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

	Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$36,110	$36,110	$36,110	$-	$-
Securities available for sale	45,431	45,431	2,445	42,986	-
Securities held to maturity	25,280	25,407	-	25,407	-
Restricted investments	3,029	3,029	-	-	3,029
Loans held for sale	1,589	1,619	-	-	1,619
Loans receivable, net	619,545	615,141	-	-	615,141
Accrued interest receivable	1,636	1,636	-	245	1,391

Financial liabilities:
Deposits	642,390	641,967	-	641,967	-
Securities sold under agreements to repurchase	23,290	23,290	-	23,290	-
Long-term debt	16,000	16,776	-	16,776	-
Accrued interest payable	46	46	-	46	-

	Fair Value Measurements at December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$47,865	$47,865	$47,865	$-	$-
Securities available for sale	45,093	45,093	2,335	42,758	-
Securities held to maturity	28,670	28,343	-	28,343	-
Restricted investments	3,278	3,278	-	-	3,278
Loans receivable, net	594,944	583,847	-	-	583,847
Accrued interest receivable	1,760	1,760	-	239	1,521

Financial liabilities:
Deposits	633,449	633,724	-	633,724	-
Securities sold under agreements to repurchase	18,440	18,440	-	18,440	-
Long-term debt	17,500	18,497	-	18,497	-
Accrued interest payable	66	66	-	66	-

Note 18 – Shareholders’ Equity

Small Business Lending Fund Preferred Stock. On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”), created as part of the Small Business Jobs Act. The SBLF provided Tier 1 Capital to community banks with assets of $10 billion or less, and the terms of this capital contain incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualify as Tier 1 Capital. On December 15, 2014, the Company redeemed $6.0 million (6,000 shares) of the outstanding SBLF Preferred Shares. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through December 14, 2014.

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. Since July 1, 2013, the dividend rate on the SBLF Preferred Shares has been 1.00% and will remain fixed at 1.00% until February 2016, when it will increase to 9.00%. The Company intends to redeem its remaining $6.0 million (6,000 shares) of SBLF Preferred Shares in advance of the dividend rate increase in 2016.

On January 24, 2013, the Board of Directors authorized a share repurchase program to repurchase outstanding shares of the Company’s common stock. A total of 227,612 shares for a total of approximately $1.8 million were repurchased under this program, which expired on December 31, 2014.

On December 18, 2014, the Company announced that its Board of Directors approved a new Share Repurchase Program. Under this new program, the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015.

Note 19 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Two River Bancorp, is as follows:

Condensed Balance Sheets

	December 31,
	2014	2013
	(In Thousands)
Assets
Cash and cash equivalents	$46	$308
Investments in subsidiaries	93,533	95,037
Other assets	368	113

Total assets	$93,947	$95,458

Liabilities and Shareholders’ Equity
Other liabilities	$15	$31
Shareholders’ equity	93,932	95,427

Total liabilities and shareholders’ equity	$93,947	$95,458

Condensed Statements of Operations and Comprehensive Income

	December 31,
	2014	2013
	(In Thousands)

Other operating expenses	$167	$154

Loss before income taxes	(167)	(154)

Income tax expense	2	2

Loss before undistributed income of subsidiaries	(169)	(156)

Equity in undistributed income of subsidiaries	6,186	5,315

Net income	$6,017	$5,159

Equity in other comprehensive income (loss) of subsidiaries, net of tax	339	(1,052)

Total comprehensive income, net of tax	$6,356	$4,107

Note 19 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net income	$6,017	$5,159
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(6,186)	(5,315)
Stock option compensation expense	167	154
Other, net	(271)	(71)

Net cash used in operating activities	(273)	(73)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from exercise of stock options	112	395
Tax benefit of stock options exercised	7	61
Proceeds from employee stock purchase program	50	44
Dividends from Bank	8,029	1,130
Partial redemption of preferred stock, Series C	(6,000)	-
Common stock repurchased	(1,197)	(554)
Cash dividends paid on common stock	(873)	(484)
Dividends paid on preferred stock, Series C	(117)	(325)

Net cash provided by financing activities	11	267

Net increase (decrease) in cash and cash equivalents	(262)	194

Cash and cash equivalents at beginning of period	308	114

Cash and cash equivalents at end of year	$46	$308

Note 20 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2014 and 2013, on a quarterly basis, for Two River Bancorp. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,699	$7,655	$7,552	$7,480
Interest expense	864	851	866	871

Net interest income	6,835	6,804	6,686	6,609
Provision for loan losses	100	-	238	283

Net interest income after provision for loan losses	6,735	6,804	6,448	6,326
Non-interest income	736	712	713	771
Non-interest expense	5,149	4,822	4,904	4,792

Income before income taxes	2,322	2,694	2,257	2,305
Income taxes	863	1,006	837	855

Net income	1,459	1,688	1,420	1,450

Preferred stock dividends	(27)	(30)	(30)	(30)

Net income available to common shareholders	$1,432	$1,658	$1,390	$1,420
Per common share data:
Basic earnings	$0.18	$0.21	$0.18	$0.18
Diluted earnings	$0.18	$0.20	$0.17	$0.17

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,667	$7,473	$7,648	$7,528
Interest expense	909	918	942	1,030

Net interest income	6,758	6,555	6,706	6,498
Provision for loan losses	200	250	280	180

Net interest income after provision for loan losses	6,558	6,305	6,426	6,318
Non-interest income	636	681	567	821
Non-interest expense	4,974	4,797	5,105	5,304

Income before income taxes	2,220	2,189	1,888	1,835
Income taxes	806	809	683	675

Net income	1,414	1,380	1,205	1,160

Preferred stock dividends	(30)	(66)	(60)	(105)

Net income available to common shareholders	$1,384	$1,314	$1,145	$1,055
Per common share data:
Basic earnings	$0.17	$0.16	$0.14	$0.13
Diluted earnings	$0.17	$0.16	$0.14	$0.13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP

Date: March 31, 2015	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 31, 2015
Frank J. Patock, Jr.

/s/ JAMES M. BOLLERMAN	Vice Chairman of the Board	March 31, 2015
James M. Bollerman

/s/ JOHN J. PERRI, JR., CPA	Vice Chairman of the Board	March 31, 2015
John J. Perri, Jr., CPA

/s/ CHARLES F. BUTRICO, JR.	Director	March 31, 2015
Charles F. Butrico, Jr.

/s/ ROBERT E. GREGORY	Director	March 31, 2015
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 31, 2015
Robert B. Grossman, MD

/s/ WILLIAM F. LaMORTE	Director	March 31, 2015
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 31, 2015
Joseph F.X. O’Sullivan

/s/ WILLIAM STATTER	Director	March 31, 2015
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 31, 2015
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Corporate Secretary of the Board	March 31, 2015
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 31, 2015
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 31, 2015
A Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013)

3.2

Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014)

4.1

Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

4.2

Specimen certificate representing the Registrant’s Senior Non-Cumulative Perpetual Stock, Series C, without par value (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

4.3

Shareholder Rights Agreement, dated as of July 20, 2011, between the Registrant and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

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

Form of Non-Qualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.8

Securities Purchase Agreement, effective August 11, 2011, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2011)

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

10.15	#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.16	#

Two River Community Bank 2014 Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report as Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014)

10.17	#

Fourth Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.18	#

Two River Community Bank Supplemental Executive Retirement Agreement dated as of January 1, 2012 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012)

10.19	#

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

* Filed herewith.

Management contract or compensatory plan or arrangement.