Form 10-Q
period 2015-03-31
TWO RIVER BANCORP
filed 2015-05-15
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 7,933,015 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$16,515	$18,349
Interest-bearing deposits in bank	30,699	17,761
Cash and cash equivalents	47,214	36,110

Securities available-for-sale	43,761	45,431
Securities held-to-maturity (fair value of $25,893 and $25,407 at March 31, 2015 and December 31, 2014, respectively)	25,667	25,280
Restricted investments, at cost	3,569	3,029
Loans held for sale	2,562	1,589
Loans	640,172	627,614
Allowance for loan losses	(8,082)	(8,069)
Net loans	632,090	619,545

OREO and repossessed assets	1,603	1,603
Bank-owned life insurance	16,960	16,849
Premises and equipment, net	5,816	5,696
Accrued interest receivable	1,654	1,636
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,068 and $2,049 at March 31, 2015 and December 31, 2014, respectively	38	57
Other assets	5,306	6,262

TOTAL ASSETS	$804,349	$781,196

LIABILITIES
Deposits:
Non-interest bearing	$142,291	$140,459
Interest bearing	513,034	501,931
Total Deposits	655,325	642,390

Securities sold under agreements to repurchase	20,770	23,290
Accrued interest payable	105	46
Long-term debt	28,000	16,000
Other liabilities	4,970	5,538

Total Liabilities	709,170	687,264

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $1,000 liquidation preference per share; 12,000 shares authorized; 6,000 issued and outstanding at March 31, 2015, and December 31, 2014, respectively	6,000	6,000
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,181,656 and 8,167,296 at March 31, 2015 and December 31, 2014, respectively Outstanding – 7,925,456 and 7,939,684 at March 31, 2015 and December 31, 2014, respectively	72,632	72,527
Retained earnings	18,691	17,501
Treasury stock, at cost; 256,200 shares and 227,612 shares at March 31, 2015 and December 31, 2014, respectively	(1,995)	(1,751)
Accumulated other comprehensive loss	(149)	(345)
Total Shareholders' Equity	95,179	93,932

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$804,349	$781,196

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

     (in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Loans, including fees	$7,346	$7,097
Securities:
Taxable	217	256
Tax-exempt	98	113
Interest bearing deposits	15	14
Total Interest Income	7,676	7,480
INTEREST EXPENSE:
Deposits	735	735
Securities sold under agreements to repurchase	16	15
Borrowings	153	121
Total Interest Expense	904	871
Net Interest Income	6,772	6,609
PROVISION FOR LOAN LOSSES	90	283
Net Interest Income after Provision for Loan Losses	6,682	6,326
NON-INTEREST INCOME:
Service fees on deposit accounts	148	182
Mortgage banking	143	59
Other loan fees	41	133
Earnings from investment in bank-owned life insurance	111	115
Gain on sale of SBA loans	176	160
Gain on sale of securities	15	-
Other income	142	122
Total Non-Interest Income	776	771
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,018	2,862
Occupancy and equipment	977	888
Professional	214	214
Insurance	94	80
FDIC insurance and assessments	91	122
Advertising	100	78
Data processing	118	95
Outside services fees	123	119
Amortization of identifiable intangibles	19	28
OREO and repossessed asset expenses, impairments and sales, net	(2)	(139)
Loan workout expenses	86	88
Other operating	323	357
Total Non-Interest Expenses	5,161	4,792
Income before Income Taxes	2,297	2,305
INCOME TAX EXPENSE	854	855
Net Income	1,443	1,450
Preferred stock dividends	(15)	(30)
Net income available to common shareholders	$1,428	$1,420
EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.18
Diluted	$0.18	$0.17
Weighted average common shares outstanding:
Basic	7,937	7,974
Diluted	8,137	8,154

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

     (in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$1,443	$1,450
Other comprehensive income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2015: $6; 2014 $0	(9)	-
Unrealized holdings gains on securities available-for-sale, net of income tax expense 2015: $132; 2014 $70	205	115

Other comprehensive income	196	115

Total comprehensive income	$1,639	$1,565

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(dollars in thousands, except per share data)

		Common Stock				Accumulated Other	Total
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (loss)	Shareholders’ Equity

Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	1,443	-	-	1,443

Other comprehensive income	-	-	-	-	-	196	196

Dividends on preferred stock, Series C	-	-	-	(15)	-	-	(15)

Stock-based compensation expense	-	-	54	-	-	-	54

Cash dividends on common stock ($0.03 per share)	-	-	-	(238)	-	-	(238)

Options exercised	-	7,988	37	-	-	-	37

Tax benefit of exercised stock options	-	-	2	-	-	-	2

Common stock repurchased	-	(28,588)	-	-	(244)	-	(244)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	1,372	12	-	-	-	12

Balance, March 31, 2015	$6,000	7,925,456	$72,632	$18,691	$(1,995)	$(149)	$95,179

Balance, January 1, 2014	12,000	8,036,368	72,191	12,474	(554)	(684)	95,427

Net income	-	-	-	1,450	-	-	1,450

Other comprehensive income	-	-	-	-	-	115	115

Dividends on preferred stock, Series C	-	-	-	(30)	-	-	(30)

Stock-based compensation expense	-	-	45	-	-	-	45

Cash dividends on common stock ($0.02 per share)	-	-	-	(160)	-	-	(160)

Options exercised	-	3,020	15	-	-	-	15

Tax benefit of exercised stock options	-	-	2	-	-	-	2

Common stock repurchased	-	(110,400)	-	-	(862)	-	(862)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	1,471	11	-	-	-	11

Balance, March 31, 2014	$12,000	7,935,459	$72,264	$13,734	$(1,416)	$(569)	$96,013

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$1,443	$1,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	133
Provision for loan losses	90	283
Intangible amortization	19	28
Net amortization of securities premiums and discounts	94	46
Earnings from investment in bank-owned life insurance	(111)	(115)
Proceeds on sale of loans held for sale	8,291	883
Originated loans held for sale	(9,124)	(1,016)
Gain on sale of loans held for sale	(140)	(57)
Net realized gain on sale of OREO and repossessed assets	-	(155)
Stock based compensation expense	54	45
Net realized gain on sale of securities available for sale	(15)	-
Gain from sale of SBA loans	(176)	(160)
(Increase) decrease in assets:
Accrued interest receivable	(18)	41
Other assets	924	261
Increase (decrease) in liabilities:
Accrued interest payable	59	(34)
Other liabilities	(568)	(92)
Net cash provided by operating activities	1,004	1,541
Cash flows from investing activities:
Purchase of securities available for sale	(1,500)	(2,993)
Purchase of securities held to maturity	(1,478)	(1,511)
Proceeds from repayments, calls and maturities of securities available for sale	1,854	1,389
Proceeds from repayments, calls and maturities of securities held to maturity	1,056	4,561
Proceeds from sales of securities available for sale	1,500	-
Proceeds from sale of SBA loans	1,751	2,091
Net (increase) decrease in loans	(14,210)	8,185
Purchases of premises and equipment	(302)	(306)
Purchase of restricted investments, net	(540)
Improvements on OREO	-	(206)
Proceeds from sale of OREO and repossessed assets	-	769
Net cash (used in) provided by investing activities	(11,869)	11,979
Cash flows from financing activities:
Net increase (decrease) in deposits	12,935	(5,590)
Net (decrease) increase in securities sold under agreements to repurchase	(2,520)	340
Proceeds from long-term debt	12,000	-
Cash dividends paid - preferred stock	(15)	(30)
Cash dividends paid – common stock	(238)	(160)
Proceeds from employee stock purchase plan	12	11
Proceeds from exercise of stock options	37	15
Common stock repurchased	(244)	(862)
Tax benefit of stock options exercised	2	2
Net cash provided by (used in) financing activities	21,969	(6,274)
Net increase in cash and cash equivalents	11,104	7,246
Cash and cash equivalents – beginning	36,110	47,865
Cash and cash equivalents - ending	$47,214	$55,111
Supplementary cash flow information:
Interest paid	$845	$905
Income taxes paid	$250	$450

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company, formerly known as Community Partners Bancorp; and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”); Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Five LLC, TRCB Holdings Seven LLC and TRCB Holdings Eight LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 (the “2014 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU 2014-04: In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The Company adopted ASU 2014-01 effective January 1, 2015, and the adoption did not have a material impact on our financial position or results of operation.

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

ASU 2014-11: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU establish two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with Significant Accounting and Reporting Matters – Second Quarter 2014 (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The guidance in this ASU for public companies is effective for the first interim or annual period beginning after December 31, 2014. The Company adopted ASU 2014-11 effective January 1, 2015, and the adoption did not have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2014. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	(in thousands, except per share data)
	2015	2014
Net income	$1,443	$1,450

Preferred stock dividend	(15)	(30)

Net income applicable to common shareholders	$1,428	$1,420

Weighted average common shares outstanding	7,936,935	7,974,220

Effect of dilutive securities and stock options	200,285	179,790

Weighted average common shares outstanding used to calculate diluted earnings per share	8,137,220	8,154,010

Basic earnings per common share	$0.18	$0.18
Diluted earnings per common share	$0.18	$0.17

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and, therefore, would not be included in the diluted earnings per common share calculation were 9,100 for the three month period ended March 31, 2015, as compared to 157,000 for the three month period ended March 31, 2014.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2015:

Securities available-for-sale:
U.S. Government agency securities	$2,739	$4	$-	$2,743
Municipal securities	514	10	-	524
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	20,283	106	(54)	20,335
U.S. Government collateralized residential mortgage obligations	15,612	71	(226)	15,457
Corporate debt securities, primarily financial institutions	2,494	5	(176)	2,323

`	41,642	196	(456)	41,382
Community Reinvestment Act (“CRA”) mutual fund	2,359	20	-	2,379

	$44,001	$216	$(456)	$43,761

Securities held-to-maturity:
Municipal securities	$17,515	$466	$(18)	$17,963
GSE – Residential mortgage-backed securities	3,261	32	(12)	3,281
U.S. Government collateralized residential mortgage obligations	3,073	3	(7)	3,069
Corporate debt securities, primarily financial institutions	1,818	-	(238)	1,580

	$25,667	$501	$(275)	$25,893

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2014:

Securities available-for-sale:
U.S. Government agency securities	$2,715	$1	$(7)	$2,709
Municipal securities	515	7	-	522
GSE – Residential mortgage-backed securities	21,403	31	(113)	21,321
U.S. Government collateralized residential mortgage obligations	16,419	53	(349)	16,123
Corporate debt securities, primarily financial Institutions	2,494	4	(187)	2,311

	43,546	96	(656)	42,986

CRA mutual fund	2,447	-	(2)	2,445

	$45,993	$96	$(658)	$45,431

Securities held-to-maturity:
Municipal securities	$18,138	$450	$(33)	$18,555
GSE – Residential mortgage-backed securities	2,100	19	(20)	2,099
U.S. Government collateralized residential mortgage obligations	3,225	-	(25)	3,200
Corporate debt securities, primarily financial institutions	1,817	-	(264)	1,553

	$25,280	$469	$(342)	$25,407

The amortized cost and fair value of the Company’s debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$500	$499	$6,609	$6,618
Due in one year through five years	2,739	2,743	3,299	3,382
Due in five years through ten years	1,514	1,520	2,835	2,952
Due after ten years	994	828	6,590	6,591

	5,747	5,590	19,333	19,543

GSE – Residential mortgage-backed securities	20,283	20,335	3,261	3,281
U.S. Government collateralized residential mortgage obligations	15,612	15,457	3,073	3,069

	$41,642	$41,382	$25,667	$25,893

The Company had 1 security sale totaling $1,500,000 in which the Company recorded a gross realized gain of $15,000 during the three months ended March 31, 2015 and no securities sales during the three months ended March 31, 2014.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S. Government collateralized residential mortgage obligations, totaling $27,218,000 and $31,945,000 at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015:	(in thousands)

Municipal securities	$1,405	$(11)	$493	$(7)	$1,898	$(18)
GSE – Residential mortgage-backed securities	3,146	(14)	4,677	(52)	7,823	(66)
U.S. Government collateralized residential mortgage obligations	-	-	9,766	(233)	9,766	(233)
Corporate debt securities, primarily financial institutions	499	-	2,898	(414)	3,397	(414)

Total Temporarily Impaired Securities	$5,050	$(25)	$17,834	$(706)	$22,884	$(731)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:	(in thousands)

U.S. Government agency securities	$-	$-	$1,232	$(7)	$1,232	$(7)
Municipal securities	6,802	(8)	1,994	(25)	8,796	(33)
GSE – Residential mortgage-backed securities	12,512	(37)	6,125	(96)	18,637	(133)
U.S. Government collateralized residential mortgage obligations	4,459	(23)	10,102	(351)	14,561	(374)
Corporate debt securities, primarily financial institutions	-	-	2,860	(451)	2,860	(451)

CRA mutual fund	2,445	(2)	-	-	2,445	(2)

Total Temporarily Impaired Securities	$26,218	$(70)	$22,313	$(930)	$48,531	$(1,000)

The Company had 32 securities in an unrealized loss position at March 31, 2015. In management’s opinion, the unrealized losses in U.S Government agencies, corporate debt, U.S. Government collateralized residential mortgage obligations, municipal and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At March 31, 2015, the Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of March 31, 2015, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2015. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at March 31, 2015.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any impaired loans from held for investment to held for sale during the three months ended March 31, 2015 and 2014. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2015 and December 31, 2014, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The components of the loan portfolio held for investment at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)

Commercial and industrial	$98,867	$96,514
Real estate – construction	89,833	89,145
Real estate – commercial	389,222	383,777
Real estate – residential	36,002	30,808
Consumer	26,932	28,095

	640,856	628,339
Allowance for loan losses	(8,082)	(8,069)
Unearned fees	(684)	(725)

Net Loans	$632,090	$619,545

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2015:			(In Thousands)

Commercial and industrial	$484	$-	$150	$634	$98,233	$98,867	$-
Real estate – construction	-	-	379	379	89,454	89,833	-
Real estate – commercial	-	-	3,016	3,016	386,206	389,222	-
Real estate – residential	792	-	694	1,486	34,516	36,002	-
Consumer	-	-	211	211	26,721	26,932	-

Total	$1,276	$-	$4,450	$5,726	$635,130	$640,856	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2014:			(In Thousands)

Commercial and industrial	$-	$-	$119	$119	$96,395	$96,514	$-
Real estate – construction	-	-	407	407	88,738	89,145	-
Real estate – commercial	254	-	4,722	4,976	378,801	383,777	-
Real estate – residential	-	-	694	694	30,114	30,808	-
Consumer	-	-	295	295	27,800	28,095	-

Total	$254	$-	$6,237	$6,491	$621,848	$628,339	$-

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In Thousands)

Commercial and industrial	$150	$119
Real estate – construction	379	407
Real estate – commercial	3,016	4,722
Real estate – residential	694	694
Consumer	211	295

Total	$4,450	$6,237

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents newly troubled debt restructured loans that occurred during the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	1	$48	$48

Total	1	$48	$48

	Three months ended March 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	2	$515	$515
Real estate – construction	1	190	190
Real estate – commercial	4	2,319	2,319

Total	7	$3,024	$3,024

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

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of March 31, 2015, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recast legal documents and/or forgiven any interest or principal.

As of March 31, 2015, loans modified in a troubled debt restructuring totaled $17.7 million, including $14.5 million that are current, $872,000 that are 30-59 days past due, none that are 60-89 days past due and five non-accrual loans totaling $2.3 million. As a result of our impairment evaluation, there was no allowance required on any of our loans classified as troubled debt restructuring as of March 31, 2015.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables represent financing receivables modified as troubled debt restructurings and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2015 and 2014:

Three months ended March 31, 2015

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at or for the three months ended March 31, 2015 and at or for the year ended December 31, 2014:

	At or for the three months ended March 31, 2015
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015:	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$1,121	$1,121	$-	$1,103	$12
Real estate – construction	6,076	6,076	-	6,762	70
Real estate – commercial	11,124	12,057	-	11,089	94
Real estate – residential	1,082	1,082	-	1,083	5
Consumer	429	429	-	435	2

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$1,121	$1,121	$-	$1,103	$12
Real estate – construction	6,076	6,076	-	6,762	70
Real estate – commercial	11,124	12,057	-	11,089	94
Real estate – residential	1,082	1,082	-	1,083	5
Consumer	429	429	-	435	2

	$19,832	$20,765	$-	$20,472	$183

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2014			For the three months ended March 31, 2014
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2014:

With no related allowance recorded:
Commercial and industrial	$1,052	$1,052	$-	$146	$2
Real estate – construction	6,324	6,324	-	6,749	82
Real estate – commercial	8,235	9,166	-	10,984	86
Real estate – residential	1,083	1,083	-	974	10
Consumer	610	610	-	944	5

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$531	$6
Real estate – construction	1,866	1,866	44	2,527	31
Real estate – commercial	3,352	3,352	154	7,042	62
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$1,052	$1,052	$-	$677	$8
Real estate – construction	8,190	8,190	44	9,276	113
Real estate – commercial	11,587	12,518	154	18,026	148
Real estate – residential	1,083	1,083	-	974	10
Consumer	610	610	-	944	5

	$22,522	$23,453	$198	$29,897	$284

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015:	(In Thousands)

Commercial and industrial	$94,628	$3,279	$960	$-	$98,867
Real estate – construction	81,937	2,432	5,464	-	89,833
Real estate – commercial	380,487	4,615	4,120	-	389,222
Real estate – residential	35,208	-	794	-	36,002
Consumer	26,463	40	429	-	26,932

Total	$618,723	$10,366	$11,767	$-	$640,856

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014:	(In Thousands)

Commercial and industrial	$92,225	$3,395	$894	$-	$96,514
Real estate – construction	79,030	2,443	7,672	-	89,145
Real estate – commercial	372,761	4,652	6,364	-	383,777
Real estate – residential	30,013	-	795	-	30,808
Consumer	27,538	40	517	-	28,095

Total	$601,567	$10,530	$16,242	$-	$628,339

The following tables present the balance in the allowance for loan losses at March 31, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
March 31, 2015:			(In Thousands)

Commercial and industrial	$1,023	$-	$1,023	$98,867	$1,121	$97,746
Real estate – construction	1,508	-	1,508	89,833	6,076	83,757
Real estate – commercial	4,586	-	4,586	389,222	11,124	378,098
Real estate – residential	262	-	262	36,002	1,082	34,920
Consumer	535	-	535	26,932	429	26,503
Unallocated	168	-	168	-	-	-

Total	$8,082	$-	$8,082	$640,856	$19,832	$621,024

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2014:			(In Thousands)

Commercial and industrial	$1,044	$-	$1,044	$96,514	$1,052	$95,462
Real estate – construction	1,454	44	1,410	89,145	8,190	80,955
Real estate – commercial	4,624	154	4,470	383,777	11,587	372,190
Real estate – residential	223	-	223	30,808	1,083	29,725
Consumer	565	-	565	28,095	610	27,485
Unallocated	159	-	159	-	-	-

Total	$8,069	$198	$7,871	$628,339	$22,522	$605,817

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loans within the allowance for loan losses as of March 31, 2014 were reclassified to conform to the March 31, 2015 presentation.

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2015 and 2014:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(80)	-	(80)
Recoveries	2	-	-	-	1	-	3
Provision	(23)	54	(38)	39	49	9	90

Ending balance, March 31, 2015	$1,023	$1,508	$4,586	$262	$535	$168	$8,082

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$1,634	$4,325	$190	$594	$139	$7,872
Charge-offs	-	-	(609)	-	(40)	-	(649)
Recoveries	40	-	-	20	1	-	61
Provision	(18)	(1)	350	7	(17)	(38)	283

Ending balance, March 31, 2014	$1,012	$1,633	$4,066	$217	$538	$101	$7,567

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

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”) which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2015, the number of shares of Company common stock remaining and available for future issuance under the Plan is 220,397 after adjusting for subsequent stock dividends.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

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

During the first quarter of 2015, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to the stock option grants was approximately $28,000 and $42,000 during the three months ended March 31, 2015 and 2014, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $278,000 as of March 31, 2015 and will be recognized over the subsequent 2.8 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2015:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	449,507	$4.90
Options granted	-	-
Options exercised	(7,988)	4.54
Options forfeited	(5,068)	6.56
Options outstanding, March 31, 2015	436,451	$4.89	5.9 years	$1,706,539
Options exercisable, March 31, 2015	310,299	$4.23	5.0 years	$1,433,706
Option price range at March 31, 2015	$3.01 to $13.56

The total intrinsic value of options exercised during the three months ended March 2015 and 2014 was $30,000 and $8,000, respectively. Cash received from such exercises was $37,000 and $15,000, respectively. There was a $2,000 tax benefit recognized during the three months ended March 31, 2015 and 2014, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

On January 15, 2015, the Company awarded 5,000 shares of the Company’s restricted common stock. These awards are scheduled to vest 20% per year over five years beginning January 15, 2016.

Total unrecognized compensation cost related to restricted stock options under the Plan as of March 31, 2015 and 2014, was $179,000 and $78,000, respectively, and will be recognized over the subsequent 1.6 years.

Compensation expense related to restricted stock was $26,000 and $3,000 for the three month periods ended March 31, 2015 and 2014, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month periods ended March 31, 2015 and 2014 related to the restricted stock compensation.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

The following table summarizes information about restricted stock at March 31, 2015 (share amounts in thousands):

	Number of Shares	Weighted Average Price
Unvested at December 31, 2014	25,084	$7.98
Restricted stock earned	(1,000)	(7.50)
Granted	5,000	8.30
Unvested at March 31, 2015	29,084	$8.05

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2015, the Company had $4,300,000 of commercial and similar letters of credit. Management believes that the current amount of the liability as of March 31, 2015 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

At March 31, 2015 and December 31, 2014, long-term debt consisted of advances from the FHLB, which amounted to $28.0 million and $16.0 million, respectively. These advances had an average interest rate of 2.26% and 2.89% at March 31, 2015 and December 31, 2014, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,
	2015	2014	Rate	Original Term	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7 years	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4 years	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5 years	October 2018
Fixed Rate Note	2,700	-	0.60%	1 year	January 2016
Fixed Rate Note	1,000	-	0.97%	2 years	January 2017
Fixed Rate Note	1,300	-	1.31%	3 years	January 2018
Fixed Rate Note	1,800	-	1.59%	4 years	January 2019
Fixed Rate Note	2,700	-	1.81%	5 years	January 2020
Fixed Rate Note	2,500	-	2.03%	6 years	January 2021

	$28,000	$16,000

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $26.0 million in unsecured credit facilities with two correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $39.9 million based on the current loan collateral pledged of $73.6 million at March 31, 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
At March 31, 2015:	(in thousands)

Securities available-for-sale:
U.S. Government agency securities	$-	$2,743	$-	$2,743
Municipal securities	-	524	-	524
GSE: Residential mortgage-backed securities	-	20,335	-	20,335
U.S. Government collateralized residential mortgage Obligations	-	15,457	-	15,457
Corporate debt securities, primarily financial institutions	-	2,323	-	2,323
CRA mutual fund	2,379	-	-	2,379

Total	$2,379	$41,382	$-	$43,761

At December 31, 2014:

Securities available-for-sale:
U.S. Government agency securities	$-	$2,709	$-	$2,709
Municipal securities	-	522	-	522
GSE: Residential mortgage-backed securities	-	21,321	-	21,321
U.S. Government collateralized residential mortgage Obligations	-	16,123	-	16,123
Corporate debt securities, primarily financial institutions	-	2,311	-	2,311
CRA mutual fund	2,445	-	-	2,445

Total	$2,445	$42,986	$-	$45,431

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

As of March 31, 2015, there were no securities available-for-sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2015:
Impaired loans with an allowance recorded	$-	$-	$-	$-
Impaired loans net of partial charge-offs	-	-	2,122	2,122
OREO	-	-	1,603	1,603

At December 31, 2014:
Impaired loans with an allowance recorded	$-	$-	$5,020	$5,020
Impaired loans net of partial charge-offs	-	-	2,140	2,140
OREO	-	-	1,603	1,603

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2015.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At March 31, 2015 and December 31, 2014, there were no discounts applied to appraisal values as all impaired appraisals were current. At March 31, 2015, there were no liquidation expenses applied while at December 31, 2014, the liquidation expenses range from 5.0% to 6.0% (weighted average of 5.3%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount range for collateral adjustment to OREO ranges from 6.0% to 14.5% (weighted average of 12.0%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2015 and December 31, 2014, OREO totaling $1,603,000 were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At March 31, 2015 and December 31, 2014, the Company had $1.3 million of residential real estate held in OREO. As of March 31, 2015, the Company had not initiated any foreclosure proceedings on residential mortgage loans collateralized by real estate properties.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2015 and December 31, 2014, there were no Level 3 securities.

Restricted Investments (carried at cost):

The carrying amount of restricted investment in Federal Home Loan Bank stock, Atlantic Community Bankers Bank stock and Solomon Hess SBA Loan Fund approximates fair value, and considers the limited marketability of such securities.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2015 and December 31, 2014.

  NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at March 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$47,214	$47,214	$47,214	$-	$-
Securities available-for-sale	43,761	43,761	2,379	41,382	-
Securities held-to-maturity	25,667	25,893	-	25,893	-
Restricted stock	3,569	3,569	-	-	3,569
Loans held for sale	2,562	2,611	-	-	2,611
Loans receivable, net	632,090	630,333	-	-	630,333
Accrued interest receivable	1,654	1,654	-	231	1,423

Financial liabilities:
Deposits	655,325	656,130	-	656,130	-
Securities sold under agreements to repurchase	20,770	20,770	-	20,770	-
Long-term debt	28,000	28,783	-	28,783	-
Accrued interest payable	105	105	-	105	-

	Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$36,110	$36,110	$36,110	$-	$-
Securities available-for-sale	45,431	45,431	2,445	42,986	-
Securities held-to-maturity	25,280	25,407	-	25,407	-
Restricted stock	3,029	3,029	-	-	3,029
Loans available for sale	1,589	1,619	-	-	1,619
Loans receivable, net	619,545	615,141	-	-	615,141
Accrued interest receivable	1,636	1,636	-	245	1,391

Financial liabilities:
Deposits
Securities sold under agreements to repurchase	642,390	641,967	-	641,967	-
Long-term debt	23,290	23,290	-	23,290	-
Accrued interest payable	16,000	16,776	-	16,776	-
	46	46	-	46	-

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

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 Capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Additionally, the Company determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

As of March 31, 2015, the Company and the Bank remains well-capitalized and each would have a capital conservation buffer greater than 2.5%

On January 24, 2013, the Board of Directors authorized a share repurchase program to repurchase outstanding shares of the Company’s common stock. A total of 227,612 shares for a total of approximately $1.8 million were repurchased under this program, which expired on December 31, 2014.

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

On December 18, 2014, the Company announced that its Board of Directors approved a new share repurchase program. Under this new program, the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015. During the three months ended March 31, 2015, the Company repurchased 28,588 shares at an average price, including commission, of $8.53 for a total of $244,000 under this program.

NOTE 12 – SUBSEQUENT EVENT

On April 15, 2015, the Board of Directors declared a quarterly cash dividend to $0.03 per share to common shareholders of record at the close of business on May 8, 2015, payable on May 29, 2015.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2014 Form 10-K and in this Form 10-Q.

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

Stock-Based Compensation. Stock based compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value

Investment Securities Impairment Valuation. Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions including, but not limited to, the length of time the investment’s book value has been greater than fair value, the severity of the investment’s decline and the credit deterioration of the issuer. For debt securities, management assesses whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.

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

Overview

The Company reported net income available to common shareholders of $1.43 million, or $0.18 per diluted share, for the first quarter of 2015, compared to $1.42 million, or $0.17 per diluted share, for the same period in 2014, an increase of $8,000, or 0.6%. The increase was primarily due to higher net interest income along with a lower provision for loan losses and lower preferred stock dividends, partially offset by higher non-interest expenses. During the first quarter of 2014, the Company reported a $155,000 non-recurring net gain on the sale of OREO properties and repossessed assets ($93,000, or $0.01 per diluted share, after-tax). The annualized return on average assets was 0.74% for the three months ended March 31, 2015 as compared to 0.78% for the same period in 2014. The annualized return on average shareholders’ equity was 6.20% for the three month period ended March 31, 2015 as compared to 6.13% for the three month period ended March 31, 2014. Tangible book value per common share rose to $8.96 at March 31, 2015 as compared to $8.29 at March 31, 2014, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $163,000, or 2.5%, for the quarter ended March 31, 2015 from the same period in 2014. Average earning assets totaled $728.6 million, an increase of $28.2 million, or 4.0%, from the quarter ended March 31, 2014, primarily due to an increase in average loans. The Company reported a net interest margin of 3.77% for the quarter ended March 31, 2015, a decrease of 6 basis points when compared to the 3.83% reported for the quarter ended March 31, 2014 but an increase of 2 basis points when compared to the 3.75% for the quarter ended December 31, 2014. The 2 basis point improvement on a linked quarter basis was largely due to $54,000 of interest recognized on the transfer of a non-accrual loan back to accrual status during the first quarter of 2015. The decline from the first quarter of 2014 was primarily the result of the maturity, prepayment and contractual re-pricing of loans and investment securities during this extended period of low interest rates.

The provision for loan losses for the three months ended March 31, 2015 was $90,000, as compared to a provision for loan losses of $283,000 for the corresponding 2014 period. The decrease in our provision when compared to the same prior-year period was primarily due to significantly lower net loan charge offs during the first quarter of 2015 coupled with improvements in overall asset quality, which lowered the need for specific reserves. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and loan growth. The provision for the comparable 2014 period considered the same factors.

Non-interest income for the quarter ended March 31, 2015 totaled $776,000, an increase of $5,000, or 0.6%, compared to the same period in 2014. Non-interest income for the period included an $84,000, or 142%, increase in residential mortgage banking revenue due to higher origination volume, and higher gains on the sale of SBA loans. These increases were partially offset by lower service fees on deposit accounts and a $92,000 decrease in other loan fees due to lower loan prepayment fees. On a linked quarter basis, non-interest income increased 5.4% from $736,000 in the fourth quarter of 2014.

Non-interest expense for the quarter ended March 31, 2015 totaled $5.16 million, an increase of $369,000, or 7.7%, compared to the same period in 2014. The increase was primarily due to higher salary and benefits expenses of $156,000 resulting from both annual merit increases and commissions from higher residential mortgage banking volume during the quarter. Additionally, OREO and repossessed asset expenses, impairments and sales, net, increased $137,000 due to the aforementioned non-recurring $155,000 net gain on the sale of OREO and repossessed assets in 2014. On a linked quarter basis, non-interest expense remained largely flat.

Total assets at March 31, 2015 were $804.3 million, an increase of 3.0% from $781.2 million at December 31, 2014. Total loans at March 31, 2015 were $640.2 million, an increase of 2.0% from the $627.6 million recorded at December 31, 2014. Total deposits were $655.3 million at March 31, 2015, an increase of 2.0% from the $642.4 million at December 31, 2014. Core checking deposits at March 31, 2015 decreased $4.9 million, or 1.9%, to $251.1 million from year-end 2014, largely due to seasonality, while savings accounts, money market deposits, and time deposits increased $17.8 million, or 4.6%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At March 31, 2015, the Company’s allowance for loan losses was $8.1 million, compared with $8.1 million at December 31, 2014. The allowance for loan losses as a percentage of total loans at March 31, 2015 was 1.26%, compared to 1.29% at December 31, 2014. Non-performing assets at March 31, 2015 as a percentage of total assets improved to 0.75%, compared to 1.00% at December 31, 2014 and 1.26% at March 31, 2014. Non-performing assets decreased to $6.1 million at March 31, 2015 as compared to $7.8 million at December 31, 2014 and $9.6 million at March 31, 2014.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended March 31,
	2015	2014
Return on average assets	0.74%	0.78%
Return on average tangible assets (1)	0.76%	0.79%
Return on average shareholders' equity	6.20%	6.13%
Return on average tangible shareholders' equity (1)	7.67%	7.57%
Net interest margin	3.77%	3.83%
Average equity to average assets	11.93%	12.65%
Average tangible equity to average tangible assets (1)	9.87%	10.50%

(1)	The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:
	As of and for the Three months ended March 31,
	2015	2014

Total shareholders’ equity	$95,179	$96,013
Less: preferred stock	(6,000)	(12,000)

Common shareholders’ equity	$89,179	$84,013
Less: goodwill and other intangible assets	(18,147)	(18,224)
Tangible common shareholders’ equity	$71,032	$65,789

Common shares outstanding	7,925	7,935
Book value per common share	$11.25	$10.59

Book value per common share	$11.25	$10.59
Effect of intangible assets	(2.29)	(2.30)
Tangible book value per common share	$8.96	$8.29

Return on average assets	0.74%	0.78%
Effect of intangible assets	0.02%	0.01%
Return on average tangible assets	0.76%	0.79%

Return on average equity	6.20%	6.13%
Effect of average intangible assets	1.47%	1.44%
Return on average tangible equity	7.67%	7.57%

Average equity to average assets	11.93%	12.65%
Effect of average intangible assets	(2.06%)	(2.15%)
Average tangible equity to average tangible assets	9.87%	10.50%

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

Three months ended March 31, 2015 compared to March 31, 2014

Net Interest Income

Net interest income for the quarter ended March 31, 2015 totaled $6.77 million, an increase of $163,000, or 2.4%, compared to $6.61 million for the corresponding period in 2014. Average interest earning assets for the first quarter 2015 were $728.6 million, an increase of $28.2 million, or 4.0%, from $700.4 million for the same period in 2014, primarily due to an increase in average loan balances in the loan portfolio. The net interest margin and net interest spread decreased to 3.77% and 3.61%, respectively, for the three months ended March 31, 2015 from 3.83% and 3.67%, respectively, for the three months ended March 31, 2014, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates.

Total interest income for the three months ended March 31, 2015 increased by $196,000, or 2.6%. The increase in interest income was primarily due to a volume related increase in interest income of $318,000, partially offset by a rate related decrease in interest income of $122,000 for the first quarter of 2015 as compared to the same prior year period.

Interest and fees on loans increased $249,000, or 3.5%, to $7.3 million for the three months ended March 31, 2015 compared to $7.1 million for the corresponding period in 2014. Volume related increases of $326,000 were partially offset by rate related decreases of $77,000. The average balance of the loan portfolio for the three months ended March 31, 2015 increased by $27.6 million, or 4.6%, to $628.4 million from $600.8 million for the corresponding period in 2014. The average annualized yield on the loan portfolio was 4.74% for the quarter ended March 31, 2015 compared to 4.79% for the quarter ended March 31, 2014. Additionally, the average balance of total non-accrual loans, which amounted to $4.5 million and $5.9 million at March 31, 2015 and 2014, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $315,000 for the three months ended March 31, 2015 compared to $369,000 for the three months ended March 31, 2014, a decrease of $54,000, or 14.6%. This decrease was primarily attributable to a decrease in rate related activity. For the three months ended March 31, 2015, investment securities had an average balance of $73.2 million with an average annualized yield of 1.72% compared to an average balance of $75.0 million with an average annualized yield of 1.97% for the three months ended March 31, 2014.

Interest income on interest bearing deposits was $15,000 for the three months ended March 31, 2015, representing an increase of $1,000, or 7.1%, from $14,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015, interest bearing deposits had an average balance of $27.0 million and an average annualized yield of 0.23% as compared to an average balance of $24.6 million and an average annualized yield of 0.23% for the same period in 2014.

Interest expense on interest-bearing liabilities amounted to $904,000 for the three months ended March 31, 2015 compared to $871,000 for the corresponding period in 2014, an increase of $33,000, or 3.8%. This increase in interest expense was comprised of a $108,000 volume related increase, partially offset by a $75,000 rate related decrease.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $556.9 million for the three months ended March 31, 2015 from $535.7 million for the same period last year, an increase of $21.2 million, or 4.0%. Our average NOW accounts increased $4.0 million from $109.0 million with an average annualized rate of 0.44% during the first quarter of 2014, to $113.0 million with an average annualized rate of 0.44% during the first quarter of 2015. Average time deposits increased $12.2 million from $84.1 million with an average annualized rate of 1.53% for the first quarter of 2014 to $96.3 million with an average annualized rate of 1.31% for the first quarter of 2015. These average balance increases were partially offset by a decrease in average savings deposits of $6.1 million over this same period while the average annualized rate rose by 1 basis point and our average money market deposits decreased by $0.9 million while the average annualized rate remained the same. During the first quarter of 2015, our average demand deposits totaled $134.5 million, an increase of $12.7 million, or 10.4%, over the same period last year. For the three months ended March 31, 2015, the average annualized cost for all interest-bearing liabilities was 0.66%, which was unchanged when compared to the three months ended March 31, 2014.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2015 were $21.2 million, with an average interest rate of 0.30%, compared to $18.1 million, with an average interest rate of 0.34%, for the first quarter of 2014.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2015 and 2014 was $26.4 million and $17.5 million, respectively, with an average interest rate of 2.35% and 2.80%, respectively.

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

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$26,962	$15	0.23%	$24,610	$14	0.23%
Investment securities	73,238	315	1.72%	75,014	369	1.97%
Loans, net of unearned fees (1) (2)	628,418	7,346	4.74%	600,814	7,097	4.79%

Total Interest Earning Assets	728,618	7,676	4.27%	700,438	7,480	4.33%

Non-Interest Earning Assets:
Allowance for loan losses	(8,086)			(8,003)
All other assets	70,761			65,942

Total Assets	$791,293			$758,377

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$112,963	122	0.44%	$109,018	118	0.44%
Savings deposits	228,768	273	0.48%	234,883	271	0.47%
Money market deposits	71,245	28	0.16%	72,098	29	0.16%
Time deposits	96,345	312	1.31%	84,139	317	1.53%
Repurchase agreements	21,174	16	0.30%	18,098	15	0.34%
Borrowings	26,400	153	2.35%	17,500	121	2.80%

Total Interest Bearing Liabilities	556,895	904	0.66%	535,736	871	0.66%

Non-Interest Bearing Liabilities:
Demand deposits	134,536			121,784
Other liabilities	5,449			4,910

Total Non-Interest Bearing Liabilities	139,985			126,694

Shareholders' Equity	94,413			95,947

Total Liabilities and Shareholders' Equity	$791,293			$758,377

NET INTEREST INCOME		$6,772			$6,609

NET INTEREST SPREAD (3)			3.61%			3.67%

NET INTEREST MARGIN (4)			3.77%			3.83%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2015
	Compared to Three Months Ended
	March 31, 2014
	Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$1	$-	$1
Investment securities	(9)	(45)	(54)
Loans, net of unearned fees	326	(77)	249

Total Interest Income	318	(122)	196

Interest Paid On:
NOW deposits	4	-	4
Savings deposits	(7)	9	2
Money market deposits	-	(1)	(1)
Time deposits	46	(51)	(5)
Repurchase agreements	3	(2)	1
Borrowings	62	(30)	32

Total Interest Expense	108	(75)	33

Net Interest Income	$210	$(47)	$163

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2015 was $90,000, as compared to a provision for loan losses of $283,000 for the corresponding 2014 period. The decrease of $193,000 in our provision for the quarter was due primarily to a decrease in net charge-offs from $588,000 in the first quarter of 2014 to $77,000 in the first quarter of 2015 coupled with improvements in overall asset quality, which lowered the need for specific reserves. The $90,000 provision for three months ended March 31, 2015 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2014 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.1 million, or 1.26% of total loans at March 31, 2015, as compared to $8.1 million, or 1.29% at December 31, 2014.

In management’s opinion, the level of allowance for loan losses, totaling $8.1 million at March 31, 2015, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2015, non-interest income amounted to $776,000 compared to $771,000, an increase of $5,000, or 0.6%, for the corresponding period in 2014. Non-interest income for the period included an $84,000, or 142%, increase in residential mortgage banking revenue due to higher origination volume, and higher gains on the sale of SBA loans. These increases were partially offset by lower service fees on deposit accounts and a $92,000 decrease in other loan fees due to lower loan prepayment fees. On a linked quarter basis, non-interest income increased 5.4% from $736,000 in the fourth quarter of 2014.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2015 increased $369,000 or 7.7%, to $5.2 million compared to $4.8 million for the three months ended March 31, 2014. This increase was primarily due to higher salaries and benefits of $156,000 resulting from both annual merit increases and commissions from higher residential mortgage banking volume during the quarter. Additionally, OREO and repossessed asset expenses, impairments and sales, net, increased $137,000 due to a non-recurring $155,000 net gain on the sale of OREO and repossessed assets in 2014. Occupancy and equipment expense increased $89,000 primarily due to the opening of our new branch in Cranford, NJ, on January 8, 2015 along with increased expense associated with computer and technology upgrades.

Income Taxes

The Company recorded income tax expense of $854,000 for the three months ended March 31, 2015 compared to $855,000 for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 37.2% and 37.1%, respectively.

FINANCIAL CONDITION

Assets

At March 31, 2015, our total assets were $804.3 million, an increase of $23.1 million, or 3.0%, over total assets of $781.2 million at December 31, 2014. At March 31, 2015, total loans were $640.2 million, an increase of $12.6 million, or 2.0%, from the $627.6 million reported at December 31, 2014. Investment securities, including restricted stock, were $73.0 million at March 31, 2015 as compared to $73.7 million at December 31, 2014, a decrease of $0.7 million, or 0.9%. At March 31, 2015, cash and cash equivalents totaled $47.2 million compared to $36.1 million at December 31, 2014, an increase of $11.1 million, or 30.7%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both March 31, 2015 and December 31, 2014.

Liabilities

Total deposits increased $12.9 million, or 2.0%, to $655.3 million at March 31, 2015, from $642.4 million at December 31, 2014. Deposits are the Company’s primary source of funds. The Company anticipates loan demand to increase during 2015 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and deposits obtained through the use of deposit listing services (“Listed Service CDs”), at opportune times during changing rate cycles. The Company continues to experience a change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $73.0 million at March 31, 2015 compared to $73.7 million at December 31, 2014, a decrease of $0.7 million, or 0.9%. During the three months ended March 31, 2015, investment securities purchases amounted to $3.0 million, while investment securities sales amounted to $1.5 million in which the Company recorded a net gain on sale of $15,000 as compared to none in the same period in 2014. There were $2.9 million in repayments, calls, and maturities during the first quarter of 2015.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2015, the Company maintained $23.6 million of GSE mortgage-backed securities in the investment portfolio and $18.5 million of U.S. Government collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. These securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at March 31, 2015. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2015, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$98,867	15.5%	$96,514	15.4%
Real estate – construction	89,833	14.0%	89,145	14.2%
Real estate – commercial	389,222	60.8%	383,777	61.1%
Real estate – residential	36,002	5.6%	30,808	4.9%
Consumer	26,932	4.2%	28,095	4.5%
Unearned fees	(684)	(0.1%)	(725)	(0.1%)
Total loans	$640,172	100.0%	$627,614	100.0%

For the three months ended March 31, 2015, total loans increased by $12.6 million, or 2.0%, to $640.2 million from $627.6 million at December 31, 2014. The increase was due to growth in commercial real estate, residential, and the commercial and industrial lending sectors during the period, which had accelerated in each month during the first quarter of 2015. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2015, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the second quarter of 2015, we will replace our Freehold, New Jersey LPO with a full service branch to support that market. During the second quarter of 2014, we replaced our current New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank will continue to operate two LPOs in the Toms River and Summit, New Jersey markets. All of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

Commercial and industrial loans increased $2.4 million, or 2.5%, to $98.9 million at March 31, 2015 from $96.5 million at December 31, 2014. Real estate commercial loans increased $5.4 million, or 1.4%, to $389.2 million at March 31, 2015 from $383.8 million at December 31, 2014. Real estate construction loans increased by $688,000, or 0.8%, to $89.8 million at March 31, 2015 from $89.1 million at December 31, 2014, Real estate residential loans, which increased $5.2 million, or 16.9% to $36.0 million at March 31, 2015 from $30.8 million at December 31, 2014. These increases were partially offset by decreases in Consumer loans, which decreased $1.2 million, or 4.3%, to $26.9 million at March 31, 2015 from $28.1 million at December 31, 2014.

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

At March 31, 2015 and December 31, 2014, the Company had $4.5 million and $6.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At March 31, 2015 and December 31, 2014, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$150	$119
Real estate-construction	379	407
Real estate-commercial	3,016	4,722
Real estate-residential	694	694
Consumer	211	295

Total Non-Accrual Loans	4,450	6,237
Loans 90 days or more past due and still accruing	-	-

Total Non-Performing Loans	4,450	6,237
Other Real Estate Owned	1,603	1,603

Total Non-Performing Assets	$6,053	$7,840

Ratios:

Non-Performing loans to total loans	0.70%	0.99%
Non-Performing assets to total assets	0.75%	1.00%

Troubled Debt Restructured Loans:
Performing	$15,383	$16,284
Non-performing (included in non-performing assets above)	2,314	4,269

Total non-performing loans decreased by $1.8 million from December 31, 2014. At March 31, 2015, fourteen loans comprise the $4.5 million as compared to sixteen loans for the $6.2 million at December 31, 2014. At March 31, 2015, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2015, non-performing commercial and industrial loans from December 31, 2014, increased by $31,000 during the first quarter of 2015, primarily due to the addition of one new credit. The $150,000 is comprised of two commercial term loans.

At March 31, 2015, non-performing real estate construction loans decreased by $28,000 from December 31, 2014, due to the payoff of one construction loan during the first quarter of 2015.

At March 31, 2015, non-performing real estate commercial loans decreased by $1.7 million from December 31, 2014, due primarily to one loan totaling $1.7 million, which was returned to active status during the first quarter of 2015.

At March 31, 2015, non-performing real estate residential loans were unchanged from December 31, 2014.

At March 31, 2015, non-performing consumer loans decreased by $84,000 from December 31, 2014, primarily due to the charge-off of one loan totaling $80,000.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2015, the Bank had $1.6 million in OREO, which was unchanged from December 31, 2014.

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

As of March 31, 2015, loans modified in a troubled debt restructuring totaled $17.7 million as compared to $20.6 million at December 31, 2014, an decrease of $2.9 million. The decrease of $2.9 million was primarily due to pay downs and payoffs. These concessions generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $17.7 million is comprised of $10.3 million in real estate commercial loans, $5.7 million in real estate construction loans, $1.1 million in commercial and industrial, $388,000 in real estate residential loans and $218,000 in consumer loans. All but four identified TDR’s as of March 31, 2015, are collateral-dependent loans while four loans are cash flow dependent. Of the $17.7 million, none have specific reserves in our ALLL computation. The entire $17.7 million of TDR’s are adequately collateralized requiring no specific reserves.

The $10.3 million in real estate commercial loans identified as TDR’s are all accruing, with the exception of four non-accrual loans totaling $2.2 million. The first non-accrual loan, totaling $1.4 million, is secured by real estate, and is in the early stages of commencing foreclosure proceedings. The second non-accrual loan, totaling $690,000, is secured by real estate and is in the early stages of litigation, although a settlement with the borrower is likely to avert both litigation and foreclosure. The remaining two non-accrual loans total $74,000. The remaining $8.1 million are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $5.7 million in real estate construction loans is partially comprised of two relationships, totaling $753,000, which include fully improved building lots under contract of sale to two national home builder companies. The lot sales are structured as tranche takedowns with repayments expected in full by the end of 2015. The remaining $4.9 million are currently being developed, under contract and/or amortizing.

The $1.1 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $118,000.

The $218,000 in consumer loans and $388,000 in real estate residential loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At March 31, 2015, the Company had $22.1 million in loans that were risk rated as special mention or substandard. This $22.1 million of special mention and substandard loans represents a decrease of $4.7 million from the $26.8 million reported at December 31, 2014. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and paydowns.

At March 31, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014.

	March 31,		December 31,
	2015	2014	2014
	(in thousands, except percentages)

Balance at beginning of year	$8,069	$7,872	$7,872
Provision charged to expense	90	283	621
Loans charged off, net	(77)	(588)	(424)
Balance of allowance at end of period	$8,082	$7,567	$8,069

Ratio of net charge-offs to average loans outstanding (annualized)	0.05%	0.39%	0.07%
Balance of allowance as a percent of loans at period-end	1.26%	1.28%	1.29%
Ratio of allowance at period-end to non-performing loans	181.62%	109.03%	129.37%

At March 31, 2015, the Company’s allowance for loan losses was $8.1 million compared with $8.1 million at December 31, 2014. Loss allowance as a percentage of total loans at March 31, 2015 was 1.26%, compared with 1.29% at December 31, 2014. The Company recorded a $90,000 provision to the allowance for loan losses for the three month period ended March 31, 2015 as compared to $283,000 for the comparable period in 2014. The decrease of $193,000 in our provision for the quarter, was due primarily due to a decrease in net charge-offs from $588,000 during the first quarter of 2014 to $77,000 in the first quarter of 2015. Non-performing loans at March 31, 2015 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

While the overall New Jersey economy remains somewhat constrained by the recovering economic environment, our local economy seems to reflect some strengthening in certain sectors. While we remain optimistic in our growth prospects for lending in 2015, we recognize that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment and as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the weak housing market and prolonged high levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $10.5 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $62,000 for both the three months ended March 31, 2015 and 2014, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $111,000 and $115,000 for the three months ended March 31, 2015 and 2014, respectively.

Premises and Equipment

Premises and equipment totaled approximately $5.8 million and $5.7 million at March 31, 2015 and December 31, 2014, respectively. Depreciation expenses totaled $182,000 and $133,000 for the three months ended March 31, 2015 and 2014, respectively. The increase of $49,000 was primarily due to the opening of our new Cranford branch in the first quarter of 2015.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at March 31, 2015 and $18.2 million at December 31, 2014. The Company’s intangible assets at March 31, 2015 were comprised of $18.1 million of goodwill and $38,000 of core deposit intangibles, net of accumulated amortization of $2.1 million. The Company performed its annual goodwill impairment analysis as of September 30, 2014. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2014, the Company’s intangible assets were comprised of $18.1 million of goodwill and $57,000 of core deposit intangibles, net of accumulated amortization of $2.0 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill,” in the Company’s financial statements.

Deposits

Deposits are the primary source of funds used by the Company in lending and for general corporate purposes. In addition to deposits, the Company may derive funds from principal repayments on loans, the sale of loans and securities designated as available for sale, maturing investment securities and borrowings from financial intermediaries. The level of deposit liabilities may vary significantly and is dependent upon prevailing interest rates, money market conditions, general economic conditions and competition. The Company’s deposits consist of checking, savings and money market accounts along with certificates of deposit (“CDs”) and individual retirement accounts. Deposits are obtained from individuals, partnerships, corporations, unincorporated businesses and non-profit organizations throughout our market area. We attempt to control the flow of deposits primarily by pricing deposit offerings to be competitive with other financial institutions in the market area but not by necessarily offering the highest rate.

At March 31, 2015, total deposits amounted to $655.3 million, reflecting an increase of $12.9 million, or 2.0%, from December 31, 2014. Core checking deposits at March 31, 2015 decreased $4.9 million, or 1.9%, to $251.1 million from year-end 2014, largely due to seasonality, while savings accounts, inclusive of money market deposits, increased $8.8 million, or 3.0% and time deposits increased $9.0 million, or 9.9%, over this same period. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs during the first quarter of 2015. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at March 31, 2015 amounted to $581.9 million and accounted for 88.8% of total deposits, as compared to $571.6 million and 89.0%, at December 31, 2014. During 2015, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs $100,000 and over at March 31, 2015 totaled $45.3 million as compared to $43.2 million at December 31, 2014, an increase of $2.1 million, or 4.9%. At March 31, 2015 the Company had $29.6 million in brokered CDs as compared to $29.0 million at December 31, 2014, with rates ranging from 1.03% to 2.15% with original terms ranging from 30 to 84 months while Listed Service CDs totaled $23.8 million compared to $10.2 million at December 31, 2014 with rates between 0.96% to 2.06% and original terms ranging from 24 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $36.0 million with three correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $39.9 million based on the current loan collateral pledged of $73.6 million at March 31, 2015.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2015 and 2014, the Company had no short-term borrowings outstanding.

At March 31, 2015 and December 31, 2014, long-term debt consisted of advances from the FHLB, which amounted to $28.0 million for March 31, 2015 compared to $16.0 million at December 31, 2014. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of securing laddered advances through the FHLB during the first quarter of 2015. The FHLB advances had a weighted average interest rate of 2.26% and 2.89% at March 31, 2015 and December 31, 2014, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,
	2015	2014	Rate	Original Term	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	1,500	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7 years	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4 years	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5 years	October 2018
Fixed Rate Note	2,700	-	0.60%	1 year	January 2016
Fixed Rate Note	1,000	-	0.97%	2 years	January 2017
Fixed Rate Note	1,300	-	1.31%	3 years	January 2018
Fixed Rate Note	1,800	-	1.59%	4 years	January 2019
Fixed Rate Note	2,700	-	1.81%	5 years	January 2020
Fixed Rate Note	2,500	-	2.03%	6 years	January 2021

	$28,000	$16,000

The maximum amount outstanding of FHLB advances during the three months ended March 31, 2015 and at any month-end during 2014 was $28.0 million and $17.5 million, respectively. The average interest rates paid on FHLB advances was 2.35% and 2.80% during the three months ended March 31, 2015 and 2014, respectively.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $20.8 million at March 31, 2015 from $23.3 million at December 31, 2014, a decrease of $2.5 million, or 10.7%.

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

At March 31, 2015, the Company had $47.2 million in cash and cash equivalents as compared to $36.1 million at December 31, 2014. Cash and cash equivalent balances include $30.7 million and $17.8 million of interest-bearing deposits at the Federal Reserve Bank of New York at March 31, 2015 and December 31, 2014, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(dollars in thousands)

Home equity lines of credit	$19,015	$18,619
Commitments to fund commercial real estate and construction loans	104,985	99,802
Commitments to fund commercial and industrial loans and other loans	43,336	42,209
Commercial and financial letters of credit	4,300	4,754
	$171,636	$165,384

Capital

Shareholders’ equity increased by approximately $1.3 million, or 1.4%, to $95.2 million at March 31, 2015 compared to $93.9 million at December 31, 2014. Net income for the three month period ended March 31, 2015 added $1.4 million to shareholders’ equity. Additionally, stock option compensation expense of $54,000, options exercised of $37,000, $12,000 in employee stock option purchases and $196,000 in after-tax net unrealized gains on securities available for sale during the first quarter of 2015, contributed to the increase. These increases were partially offset by decreases of $15,000 relating to the dividends on the preferred stock Series C, $238,000 in cash dividends on common stock and $244,000 in common stock repurchased. During the three months ended March 31, 2015, the Company repurchased 28,588 shares of common for a total of $244,000 under its share repurchase program.

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

The Federal Reserve adopted a new policy statement, effective May 15, 2015, that changes the definition of “small bank holding company” from those under $500 million in total assets to those under $1 billion in total assets. Small bank holding companies are not subject to holding company level capital requirements, although their subsidiary banks are still subject to all capital requirements. Since the Company is currently under $1 billion in total assets, this policy statement will give the Company greater flexibility to issue instruments that do not qualify as capital under the Federal Reserve’s regulations, if it chooses to do so.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at March 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2015, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at March 31, 2015 and December 31, 2014, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of March 31, 2015
Common Equity Tier 1 Capital to Risk Weighted Assets	10.08%	10.90%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.98%	9.96%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.93%	10.90%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.08%	12.05%	8.00%	10.00%

As of December 31, 2014
Tier 1 Capital to Average Assets (Leverage Ratio)	9.95%	9.90%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	11.36%	11.31%	4.00%	6.00%
Total Capital to Risk Weighted Assets	12.57%	12.51%	8.00%	10.00%

______________________________________
* Applies to the Bank only.

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

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 Capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Additionally, the Company determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

As of March 31, 2015, the Company and the Bank remains well-capitalized and each would have a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

January 1, 2015 through January 31, 2015	-	-	-	2,000,000
February 1, 2015 through February 28, 2015	15,275	8.51	15,275	1,869,396
March 1, 2015 through March 31, 2015	13,313	8.49	13,313	1,756,235

Total	28,588	8.50	28,588

(1) All shares were repurchased under the Company’s share repurchase program. In December 2014, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015.

Item 6.     Exhibits

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

TWO RIVER BANCORP

Date: May 15, 2015	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)