Form 10-Q
period 2015-06-30
TWO RIVER BANCORP
filed 2015-08-14
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 7,941,466 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$20,742	$18,349
Interest-bearing deposits in bank	28,630	17,761
Cash and cash equivalents	49,372	36,110

Securities available for sale	37,948	45,431
Securities held to maturity (fair value of $36,146 and $25,407 at June 30, 2015 and December 31, 2014, respectively)	36,387	25,280
Restricted investments, at cost	3,622	3,029
Loans held for sale	1,846	1,589
Loans	674,050	627,614
Allowance for loan losses	(8,295)	(8,069)
Net loans	665,755	619,545

OREO and repossessed assets	1,411	1,603
Bank-owned life insurance	17,072	16,849
Premises and equipment, net	5,350	5,696
Accrued interest receivable	1,678	1,636
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,077 and $2,049 at June 30, 2015 and December 31, 2014, respectively	29	57
Other assets	5,785	6,262

TOTAL ASSETS	$844,364	$781,196

LIABILITIES
Deposits:
Non-interest bearing	$142,181	$140,459
Interest bearing	544,214	501,931
Total Deposits	686,395	642,390

Securities sold under agreements to repurchase	27,916	23,290
Accrued interest payable	86	46
Long-term debt	28,000	16,000
Other liabilities	5,712	5,538
Total Liabilities	748,109	687,264

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $1,000 liquidation preference per share; 12,000 shares authorized; 6,000 issued and outstanding at June 30, 2015, and December 31, 2014, respectively	6,000	6,000
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,191,216 and 8,167,296 at June 30, 2015 and December 31, 2014, respectively Outstanding – 7,935,016 and 7,939,684 at June 30, 2015 and December 31, 2014, respectively	72,729	72,527
Retained earnings	19,899	17,501
Treasury stock, at cost; 256,200 shares and 227,612 shares at June 30, 2015 and December 31, 2014, respectively	(1,995)	(1,751)
Accumulated other comprehensive loss	(378)	(345)
Total Shareholders' Equity	96,255	93,932

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$844,364	$781,196

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

     (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Loans, including fees	$7,540	$7,182	$14,886	$14,279
Securities:
Taxable	212	243	429	499
Tax-exempt	126	104	224	217
Interest bearing deposits	25	23	40	37
Total Interest Income	7,903	7,552	15,579	15,032
INTEREST EXPENSE:
Deposits	791	728	1,526	1,463
Securities sold under agreements to repurchase	16	15	32	30
Borrowings	160	123	313	244
Total Interest Expense	967	866	1,871	1,737
Net Interest Income	6,936	6,686	13,708	13,295
PROVISION FOR LOAN LOSSES	190	238	280	521
Net Interest Income after Provision for Loan Losses	6,746	6,448	13,428	12,774
NON-INTEREST INCOME:
Service fees on deposit accounts	143	178	291	360
Mortgage banking	143	47	286	106
Other loan fees	39	108	80	241
Earnings from investment in bank-owned life insurance	112	116	223	231
Gain on sale of SBA loans	101	118	277	278
Net realized gain on sale of securities	13	-	28	-
Gain on sale of premises and equipment	208	-	208	-
Other income	182	146	324	268
Total Non-Interest Income	941	713	1,717	1,484
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,102	2,877	6,120	5,739
Occupancy and equipment	999	838	1,976	1,726
Professional	232	167	446	381
Insurance	81	74	175	154
FDIC insurance and assessments	114	138	205	260
Advertising	145	88	245	166
Data processing	124	93	242	188
Outside services fees	122	110	245	229
Amortization of identifiable intangibles	9	20	28	48
OREO and repossessed asset expenses, impairment and sales, net	(22)	74	(24)	(65)
Loan workout expenses	127	70	213	158
Other operating	344	355	667	712
Total Non-Interest Expenses	5,377	4,904	10,538	9,696
Income before Income Taxes	2,310	2,257	4,607	4,562
INCOME TAX EXPENSE	849	837	1,703	1,692
Net Income	1,461	1,420	2,904	2,870
Preferred stock dividend	(15)	(30)	(30)	(60)
Net Income Available to Common Shareholders	$1,446	$1,390	$2,874	$2,810
EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.18	$0.36	$0.35
Diluted	$0.18	$0.17	$0.35	$0.35
Weighted average common shares outstanding:
Basic	7,930	7,922	7,937	7,945
Diluted	8,142	8,105	8,143	8,122

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

     (in thousands)

	Three Months Ended June 30,
	2015	2014

Net income	$1,461	$1,420
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax 2015: $5; 2014: $116	(8)	175
Unrealized holdings (loss) gain on securities available for sale, net of income tax (benefit) 2015: $(145); 2014: $0	(221)	-

Other comprehensive (loss) income	(229)	175

Total comprehensive income	$1,232	$1,595

	Six Months Ended June 30,
	2015	2014

Net income	$2,904	$2,870
Other comprehensive (loss) income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax 2015: $11; 2014: $0	(17)	-
Unrealized holdings (loss) gain on securities available for sale, net of income tax (benefit) 2015: $(13); 2014: $193	(16)	290

Other comprehensive (loss) income	(33)	290

Total comprehensive income	$2,871	$3,160

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(dollars in thousands, except per share data)

		Common Stock				Accumulated
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	2,904	-	-	2,904

Other comprehensive loss	-	-	-	-	-	(33)	(33)

Dividends on preferred stock, Series C	-	-	-	(30)	-	-	(30)

Stock-based compensation expense	-	-	108	-	-	-	108

Cash dividends on common stock ($0.06 per share)	-	-	-	(476)	-	-	(476)

Options exercised	-	15,789	64	-	-	-	64

Tax benefit of exercised stock options	-	-	3	-	-	-	3

Common stock repurchased	-	(28,588)	-	-	(244)	-	(244)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	3,131	27	-	-	-	27

Balance, June 30, 2015	$6,000	7,935,016	$72,729	$19,899	$(1,995)	$(378)	$96,255

Balance, January 1, 2014	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

Net income	-	-	-	2,870	-	-	2,870

Other comprehensive income	-	-	-	-	-	290	290

Dividends on preferred stock, Series C	-	-	-	(60)	-	-	(60)

Stock-based compensation expense	-	-	87	-	-	-	87

Cash dividends on common stock ($0.05 per share)	-	-	-	(398)	-	-	(398)

Options exercised	-	21,452	82	-	-	-	82

Tax benefit of exercised stock options	-	-	4	-	-	-	4

Common stock repurchased	-	(135,400)	-	-	(1,069)	-	(1,069)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	3,151	24	-	-	-	24

Balance, June 30, 2014	$12,000	7,930,571	$72,388	$14,886	$(1,623)	$(394)	$97,257

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,904	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	278
Provision for loan losses	280	521
Intangible amortization	28	48
Net amortization of securities premiums and discounts	204	93
Earnings from investment in bank-owned life insurance	(223)	(231)
Proceeds on sale of loans held for sale	15,880	2,500
Originated loans held for sale	(15,867)	(2,396)
Gain on sale of loans held for sale	(270)	(106)
Net realized gain on sale of OREO and repossessed assets	(3)	(149)
Stock based compensation expense	108	87
Net realized gain on sale of securities available for sale	(28)	-
Gain on sale of SBA loans	(277)	(278)
Gain on sale of premises and equipment	(208)	-
(Increase) decrease in assets:
Accrued interest receivable	(42)	163
Other assets	513	245
Increase (decrease) increase in liabilities:
Accrued interest payable	40	(3)
Other liabilities	174	49
Net cash provided by operating activities	3,597	3,691
Cash flows from investing activities:
Purchase of securities available for sale	(19,707)	(2,993)
Purchase of securities held to maturity	(13,255)	(2,831)
Proceeds from repayments, calls and maturities of securities available for sale	3,713	4,403
Proceeds from repayments, calls and maturities of securities held to maturity	2,075	5,610
Proceeds from sales of securities available for sale	23,305	103
Proceeds from sale of SBA loans	3,145	3,368
Net increase in loans	(49,358)	(13,662)
Purchase of restricted investments, net	(593)	(63)
Purchases of premises and equipment	(755)	(913)
Proceeds from sale of premises and equipment	925	-
Improvements on OREO	-	(207)
Proceeds from sale of OREO and repossessed assets	195	2,058
Net cash used in investing activities	(50,310)	(5,127)
Cash flows from financing activities:
Net increase (decrease) in deposits	44,005	(6,803)
Net increase in securities sold under agreements to repurchase	4,626	721
Proceeds of long-term debt	12,000	-
Cash dividends paid - preferred stock	(30)	(60)
Cash dividends paid - common stock	(476)	(398)
Proceeds from employee stock purchase plan	27	24
Proceeds from exercise of stock options	64	82
Common stock repurchased	(244)	(1,069)
Tax benefit of options exercised	3	4
Net cash provided by (used in) financing activities	59,975	(7,499)
Net increase (decrease) in cash and cash equivalents	13,262	(8,935)
Cash and cash equivalents – beginning	36,110	47,865
Cash and cash equivalents - ending	$49,372	$38,930
Supplementary cash flow information:
Interest paid	$1,831	$1,740
Income taxes paid	1,197	1,267
Supplementary schedule of non-cash activities:
OREO acquired in settlement of loans	$-	$415
Trade date accounting purchases available for sale securities	-	3,612
Trade date accounting purchases held to maturity securities	-	1,210
Trade date accounting purchases sales available for sale securities	-	4,644

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 (the “2014 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

ASU 2014-12: In June 2014 the FASB issued ASU 2014-12, Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award. A reporting entity should apply existing guidance in Topic 718 as it relates to the award with performance conditions that affect vesting. The guidance in this ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015. The implementation of ASU 2014-12 is not expected to have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2014. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000 at June 30, 2015.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net income	$1,461	$1,420	$2,904	$2,870

Preferred stock dividend	(15)	(30)	(30)	(60)

Net income applicable to common shareholders	$1,446	$1,390	$2,874	$2,810

Weighted average common shares outstanding	7,929,566	7,921,611	7,936,935	7,944,919

Effect of dilutive securities and stock options	212,087	183,762	205,882	177,493

Weighted average common shares outstanding used to calculate diluted earnings per share	8,141,653	8,105,373	8,142,817	8,122,412

Basic earnings per common share	$0.18	$0.18	$0.36	$0.35
Diluted earnings per common share	$0.18	$0.17	$0.35	$0.35

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation, were 9,100 for the three and six month periods ended June 30, 2015, respectively, as compared to 158,079 for the three and six month periods ended June 30, 2014.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2015:

Securities available for sale:
U.S. Government agency securities	$1,240	$1	$-	$1,241
Municipal securities	512	6	-	518
U.S. Government-sponsored enterprises (“GSE”) – Residential mortgage-backed securities	15,558	10	(172)	15,396
U.S. Government collateralized residential mortgage obligations	15,894	45	(330)	15,609
Corporate debt securities, primarily financial institutions	2,991	2	(170)	2,823

	36,195	64	(672)	35,587
Community Reinvestment Act (“CRA”) mutual fund	2,372	-	(11)	2,361

	$38,567	$64	$(683)	$37,948

Securities held to maturity:
Municipal securities	$27,532	$315	$(269)	$27,578
GSE – Residential mortgage-backed securities	3,139	12	(38)	3,113
U.S. Government collateralized residential mortgage obligations	3,898	-	(36)	3,862
Corporate debt securities, primarily financial institutions	1,818	-	(225)	1,593

	$36,387	$327	$(568)	$36,146

NOTE 5 – SECURITIES (Continued)

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2014:

Securities available for sale:
U.S. Government agency securities	$2,715	$1	$(7)	$2,709
Municipal securities	515	7	-	522
GSE – Residential mortgage-backed securities	21,403	31	(113)	21,321
U.S. Government collateralized residential mortgage obligations	16,419	53	(349)	16,123
Corporate debt securities, primarily financial institutions	2,494	4	(187)	2,311

	43,546	96	(656)	42,986

CRA mutual fund	2,447	-	(2)	2,445

	$45,993	$96	$(658)	$45,431

Securities held to maturity:
Municipal securities	$18,138	$450	$(33)	$18,555
GSE – Residential mortgage-backed securities	2,100	19	(20)	2,099
U.S. Government collateralized residential mortgage obligations	3,225	-	(25)	3,200
Corporate debt securities, primarily financial institutions	1,817	-	(264)	1,553

	$25,280	$469	$(342)	$25,407

The amortized cost and fair value of the Company’s debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$500	$500	$5,224	$5,230
Due in one year through five years	3,074	3,078	4,682	4,745
Due in five years through ten years	175	175	3,284	3,348
Due after ten years	994	829	16,160	15,848

	4,743	4,582	29,350	29,171

GSE – Residential mortgage-backed securities	15,558	15,396	3,139	3,113
U.S. Government collateralized residential mortgage obligations	15,894	15,609	3,898	3,862

	$36,195	$35,587	$36,387	$36,146

The Company had sixteen securities sales in which the Company recorded gross realized gains and losses of $46,000 and $33,000, respectively, during the three months ended June 30, 2015 as compared to no securities sales during the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company recorded gross realized gains and losses of $61,000 and $33,000, respectively, as compared to no securities sales during the six months ended June 30, 2014.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S Government collateralized residential mortgage obligations, totaling $30,621,752 and $31,945,000 at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2015:

Municipal securities	$9,590	$(252)	$484	$(17)	$10,074	$(269)
GSE – Residential mortgage-backed securities	8,556	(67)	5,770	(143)	14,326	(210)
U.S. Government collateralized residential mortgage obligations	7,184	(72)	7,601	(294)	14,785	(366)
Corporate debt securities, primarily financial institutions	994	(3)	2,920	(392)	3,914	(395)
CRA mutual fund	2,361	(11)	-	-	2,361	(11)

Total Temporarily Impaired Securities	$28,685	$(405)	$16,775	$(846)	$45,460	$(1,251)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014:

U.S. Government agency securities	$-	$-	$1,232	$(7)	$1,232	$(7)
Municipal securities	6,802	(8)	1,994	(25)	8,796	(33)
GSE – Residential mortgage-backed securities	12,512	(37)	6,125	(96)	18,637	(133)
U.S. Government collateralized residential mortgage obligations	4,459	(23)	10,102	(351)	14,561	(374)
Corporate debt securities, primarily financial institutions	-	-	2,860	(451)	2,860	(451)
CRA mutual fund	2,445	(2)	-	-	2,445	(2)

Total Temporarily Impaired Securities	$26,218	$(70)	$22,313	$(930)	$48,531	$(1,000)

The Company had 55 securities in an unrealized loss position at June 30, 2015. In management’s opinion, the unrealized losses in corporate debt, U.S. Government collateralized residential mortgage obligations, municipals, GSE residential mortgage-backed securities and CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At June 30, 2015, the Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. As of June 30, 2015, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2015. These four securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at June 30, 2015.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any impaired loans from held for investment to held for sale during the three and six months ended June 30, 2015 and 2014. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2015 and December 31, 2014, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The components of the loan portfolio at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)

Commercial and industrial	$98,257	$96,514
Real estate – construction	93,149	89,145
Real estate – commercial	416,117	383,777
Real estate – residential	41,292	30,808
Consumer	25,860	28,095

	674,675	628,339
Allowance for loan losses	(8,295)	(8,069)
Unearned fees	(625)	(725)

Net Loans	$665,755	$619,545

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
			(In Thousands)
June 30, 2015:

Commercial and industrial	$-	$-	$145	$145	$98,112	$98,257	$-
Real estate – construction	-	-	379	379	92,770	93,149	-
Real estate – commercial	-	-	3,509	3,509	412,608	416,117	-
Real estate – residential	-	-	694	694	40,598	41,292	-
Consumer	-	-	203	203	25,657	25,860	-

Total	$-	$-	$4,930	$4,930	$669,745	$674,675	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
			(In Thousands)
December 31, 2014:

Commercial and industrial	$-	$-	$119	$119	$96,395	$96,514	$-
Real estate – construction	-	-	407	407	88,738	89,145	-
Real estate – commercial	254	-	4,722	4,976	378,801	383,777	-
Real estate – residential	-	-	694	694	30,114	30,808	-
Consumer	-	-	295	295	27,800	28,095	-

Total	$254	$-	$6,237	$6,491	$621,848	$628,339	$-

The following table presents non-accrual loans by classes of the loan portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In Thousands)

Commercial and industrial	$145	$119
Real estate – construction	379	407
Real estate – commercial	3,509	4,722
Real estate – residential	694	694
Consumer	203	295

Total	$4,930	$6,237

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification is in place. Modifications involving troubled borrowers may include a modification of a loan’s amortization schedule, reduction in the stated interest rate and rescheduling of future cash flows.

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

The following tables present newly troubled debt restructured loans that occurred during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	5	$3,179	$3,179

	Six months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	6	$3,227	$3,227

Three months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	-	$-	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Six months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	2	$515	$515
Real estate – construction	1	190	190
Real estate – commercial	4	2,319	2,319
Real estate – residential	-	-	-
Consumer	-	-	-

Total	7	$3,024	$3,024

The Company classifies all TDRs as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair value down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral.

All the loans identified as troubled debt restructured as of June 30, 2015, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recast legal documents and/or forgiven any interest or principal.

As of June 30, 2015, TDRs totaled $19.5 million, including $17.2 million that are current and five non-accrual loans totaling $2.3 million. The five TDRs, totaling $3.2 million, which occurred during the three months ended June 30, 2015, are all from one borrower. As a result of our impairment evaluation, there was no allowance required on any of our loans classified as TDR as of June 30, 2015.

There were no financing receivables modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2015 and the three months ended June 30, 2014:

	Six months ended June 30, 2014
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	1	$17
Real estate – construction	-	-
Real estate – commercial	3	2,543
Real estate – residential	-	-
Consumer	-	-

Total	4	$2,560

It is the Company’s policy to classify a TDR loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, respectively:

	As of June 30, 2015			For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
June 30, 2015:

With no related allowance recorded:
Commercial and industrial	$4,286	$4,286	$-	$2,502	$63	$1,799	$75
Real estate – construction	4,817	4,817	-	5,695	34	6,229	104
Real estate – commercial	11,570	12,500	-	12,069	100	11,579	194
Real estate – residential	1,080	1,080	-	1,081	4	1,082	9
Consumer	418	418	-	423	3	429	5

With an allowance recorded:
Commercial and industrial	-	-	-	-	-	-	-
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	-	-	-	-	-	-	-
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	4,286	4,286	-	2,502	63	1,799	75
Real estate – construction	4,817	4,817	-	5,695	34	6,229	104
Real estate – commercial	11,570	12,500	-	12,069	100	11,579	194
Real estate – residential	1,080	1,080	-	1,081	4	1,082	9
Consumer	418	418	-	423	3	429	5

	$22,171	$23,101	$-	$21,770	$204	$21,118	$387

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2014			For the three months ended June 30, 2014		For the six months ended June 30, 2014
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2014:

With no related allowance recorded:
Commercial and industrial	$1,052	$1,052	$-	$137	$-	$128	$2
Real estate – construction	6,324	6,324	-	8,608	170	10,467	252
Real estate – commercial	8,235	9,166	-	9,541	24	8,098	110
Real estate – residential	1,083	1,083	-	969	2	964	12
Consumer	610	610	-	960	5	975	10

With an allowance recorded:
Commercial and industrial	-	-	-	523	6	514	12
Real estate – construction	1,866	1,866	44	2,241	1	1,955	32
Real estate – commercial	3,352	3,352	154	6,197	20	5,351	82
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	1,052	1,052	-	660	6	642	14
Real estate – construction	8,190	8,190	44	10,849	171	12,422	284
Real estate – commercial	11,587	12,518	154	15,738	44	13,449	192
Real estate – residential	1,083	1,083	-	969	2	964	12
Consumer	610	610	-	960	5	975	10

	$22,522	$23,453	$198	$29,176	$228	$28,452	$512

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
June 30, 2015:

Commercial and industrial	$93,688	$170	$4,399	$-	$98,257
Real estate – construction	87,767	2,417	2,965	-	93,149
Real estate – commercial	406,944	4,750	4,423	-	416,117
Real estate – residential	40,499	-	793	-	41,292
Consumer	25,403	39	418	-	25,860

Total	$654,301	$7,376	$12,998	$-	$674,675

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2014:

Commercial and industrial	$92,225	$3,395	$894	$-	$96,514
Real estate – construction	79,030	2,443	7,672	-	89,145
Real estate – commercial	372,761	4,652	6,364	-	383,777
Real estate – residential	30,013	-	795	-	30,808
Consumer	27,538	40	517	-	28,095

Total	$601,567	$10,530	$16,242	$-	$628,339

The following tables present the balance in the allowance for loan losses at June 30, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
June 30, 2015:

Commercial and industrial	$923	$-	$923	$98,257	$4,286	$93,971
Real estate – construction	1,704	-	1,704	93,149	4,817	88,332
Real estate – commercial	4,933	-	4,933	416,117	11,570	404,547
Real estate – residential	301	-	301	41,292	1,080	40,212
Consumer	328	-	328	25,860	418	25,442
Unallocated	106	-	106	-	-	-

Total	$8,295	$-	$8,295	$674,675	$22,171	$652,504

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2014:

Commercial and industrial	$1,044	$-	$1,044	$96,514	$1,052	$95,462
Real estate – construction	1,454	44	1,410	89,145	8,190	80,955
Real estate – commercial	4,624	154	4,470	383,777	11,587	372,190
Real estate – residential	223	-	223	30,808	1,083	29,725
Consumer	565	-	565	28,095	610	27,485
Unallocated	159	-	159	-	-	-

Total	$8,069	$198	$7,871	$628,339	$22,522	$605,817

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2015 and 2014:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2015	$1,023	$1,508	$4,586	$262	$535	$168	$8,082
Charge-offs	-	-	-	-	-	-	-
Recoveries	2	20	-	-	1	-	23
Provision	(102)	176	347	39	(208)	(62)	190

Ending balance, June 30, 2015	$923	$1,704	$4,933	$301	$328	$106	$8,295

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(80)	-	(80)
Recoveries	4	20	-	-	2	-	26
Provision	(125)	230	309	78	(159)	(53)	280

Ending balance, June 30, 2015	$923	$1,704	$4,933	$301	$328	$106	$8,295

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2014	$1,012	$1,633	$4,066	$217	$538	$101	$7,567
Charge-offs	-	-	(58)	-	-	-	(58)
Recoveries	7	-	2	4	44	-	57
Provision	142	153	(97)	(6)	6	40	238

Ending balance, June 30, 2014	$1,161	$1,786	$3,913	$215	$588	$141	$7,804

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$1,634	$4,325	$190	$594	$139	$7,872
Charge-offs	-	-	(667)	-	(40)	-	(707)
Recoveries	47	-	2	24	45	-	118
Provision	124	152	253	1	(11)	2	521

Ending balance, June 30, 2014	$1,161	$1,786	$3,913	$215	$588	$141	$7,804

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

On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2015, the number of shares of Company common stock remaining and available for future issuance under the Plan is 217,397 after adjusting for subsequent stock dividends.

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

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

Unless otherwise provided by the Committee in the award document or subject to other applicable restrictions, in the event of a Change in Control (as defined in the Plan), all non-forfeited options and awards carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested as of the time of the Change in Control, and all restricted stock and awards subject to risk of forfeiture will become fully vested.

On May 11, 2015, the Committee awarded an officer an ISO to purchase an aggregate of 3,000 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning May 11, 2016. These options were granted with an exercise price of $9.02 per share as determined in accordance with the Plan.

Stock based compensation expense related to stock option grants was approximately $29,000 and $57,000 during the three and six months ended June 30, 2015, respectively, as compared to $38,000 and $80,000 for the same three and six month periods in 2014, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $236,000 as of June 30, 2015 and will be recognized, on a weighted-average basis, over the subsequent 2.6 years.

The following table presents information regarding the Company’s outstanding stock options at June 30, 2015:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	449,507	$4.90
Options granted	3,000	9.02
Options exercised	(15,789)	3.96
Options forfeited	(5,068)	6.56
Options outstanding, June 30, 2015	431,650	$4.94	5.5	$1,676,070
Options exercisable, June 30, 2015	306,625	$4.25	4.8	$1,303,845
Option price range at June 30, 2015	$3.01 to 13.56

The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $43,000 and $73,000, respectively. Cash received from such exercises was $27,000 and $64,000, respectively. A tax benefit of $1,000 and $3,000 was recognized during the three and six months ended June 30, 2015, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $88,000 and $96,000, respectively. Cash received from such exercises was $67,000 and $82,000, respectively. A tax benefit of $12,000 and $14,000 was recognized during the three and six months ended June 30, 2014, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions were used to estimate the fair value of the stock options granted on May 11, 2015:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	2.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.16

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

Total unrecognized compensation cost related to restricted stock options under the Plan as of June 30, 2015 and 2014, was $150,000 and $74,000, respectively, and will be recognized, on a weighted-average basis, over the subsequent 1.3 years.

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

For the three and six month periods ended June 30, 2015, the Company recorded $25,000 and $51,000 expense for stock based compensation expense, related to restricted stock grants, as compared to $4,000 and $7,000 for the three and six month periods ended June 30, 2014 and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and six month periods ended June 30, 2015 and 2014 related to the restricted stock compensation.

The following table summarizes information about restricted stock at June 30, 2015:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2014	25,084	$7.98
Restricted stock earned	(1,000)	7.50
Restricted stock granted	5,000	8.30
Unvested at June 30, 2015	29,084	$8.05

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2015, the Company had $4,154,000 of commercial and similar letters of credit. Management believes that the current amount of the liability as of June 30, 2015 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

At June 30, 2015 and December 31, 2014, long-term debt consisted of advances from the FHLB, which amounted to $28.0 million and $16.0 million, respectively. These advances had an average interest rate of 2.26% and 2.89% at June 30, 2015 and December 31, 2014, respectively. These advances are contractually scheduled for repayment as follows (dollars in thousands):

	June 30, 2015	December 31, 2014	Rate	Original Term (years)	Maturity

Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	2,700	-	0.60%	1	January 2016
Fixed Rate Note	1,000	-	0.97%	2	January 2017
Fixed Rate Note	1,300	-	1.31%	3	January 2018
Fixed Rate Note	1,800	-	1.59%	4	January 2019
Fixed Rate Note	2,700	-	1.81%	5	January 2020
Fixed Rate Note	2,500	-	2.03%	6	January 2021
	$28,000	$16,000

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $26.0 million in unsecured credit facilities with two correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $57.2 million based on the current loan collateral pledged of $88.2 million at June 30, 2015.

NOTE 9 – BORROWINGS (Continued)

The Bank enters into Sweep Account Agreements with certain of its deposit account holders for repo sweep arrangements under which funds in excess of a predetermined amount are removed from each such depositor’s account at the end of each banking day, and the Bank’s obligation to restore those funds to the account at the beginning of the following banking day is evidenced by an integrated retail repurchase agreement (a “Repurchase Agreement”) secured by a collateral interest in favor of the depositor in certain government securities held by a third party custodian. The Bank’s obligation to restore the funds under the Repurchase Agreements is accounted for as a collateralized financing arrangement (i.e., secured borrowings), and not as a sale and subsequent repurchase of securities. The obligation to restore the funds to each account is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets against the Repurchase Agreement obligation.

The following table presents the contractual maturities of the Repurchase Agreements as of June 30, 2015, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
June 30, 2015:

Class of Collateral Pledged:
U.S. Government agency securities	$1,241	$-	$-	$-	$1,241
GSE - Residential mortgage-backed securities	14,750				14,750
U.S. Government collateralized residential mortgage obligations	13,250	-	-	-	13,250
Total	$29,241	$-	$-	$-	$29,241
Gross amount of recognized liabilities for repurchase agreements and securities lending					$27,916
Amounts related to agreements not included in offsetting disclosure					$1,325

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2015:

Securities available for sale:
U.S. Government agency securities	$-	$1,241	$-	$1,241
Municipal securities	-	518	-	518
GSE - Residential mortgage-backed securities	-	15,396	-	15,396
U.S. Government collateralized residential mortgage obligations	-	15,609	-	15,609
Corporate debt securities, primarily financial institutions	-	2,823	-	2,823
CRA mutual fund	2,361	-	-	2,361

Total	$2,361	$35,587	$-	$37,948

At December 31, 2014:

Securities available for sale:
U.S. Government agency securities	$-	$2,709	$-	$2,709
Municipal securities	-	522	-	522
GSE: Residential mortgage-backed securities	-	21,321	-	21,321
U.S. Government collateralized residential mortgage obligations	-	16,123	-	16,123
Corporate debt securities, primarily financial institutions	-	2,311	-	2,311
CRA mutual fund	2,445	-	-	2,445

Total	$2,445	$42,986	$-	$45,431

As of June 30, 2015 and December 31, 2014, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2015:
Impaired loans with an allowance recorded	$-	$-	$-	$-
Impaired loans net of partial charge-offs	-	-	2,103	2,103
Other real estate owned	-	-	1,411	1,411

At December 31, 2014:
Impaired loans with an allowance recorded	$-	$-	$5,020	$5,020
Impaired loans net of partial charge-offs	-	-	2,140	2,140
Foreclosed and repossessed assets	-	-	1,603	1,603

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2015.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At June 30, 2015 and December 31, 2014, there were no discounts applied to appraisal values as all impaired appraisals were current. At June 30, 2015, there were no liquidation expenses applied while at December 31, 2014, the liquidation expenses range from 5.0% to 6.0% (weighted average of 5.3%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. The discount rates for collateral adjustment to OREO ranges from 7.6% to 14.5% (weighted average of 12.9%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2015 and December 31, 2014, OREO totaling $1,411,000 and $1,603,000, respectively, were acquired through foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At June 30, 2015 and December 31, 2014, the Company had $1.3 million of residential real estate held in OREO. As of June 30, 2015, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $542,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At June 30, 2015 and December 31, 2014, there were no Level 3 securities.

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

Deposit Liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date, (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2015 and December 31, 2014.

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at June 30, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$49,372	$49,372	$49,372	$-	$-
Securities available for sale	37,948	37,948	2,361	35,587	-
Securities held to maturity	36,387	36,146	-	36,146	-
Restricted stock	3,622	3,622	-	-	3,622
Loans held for sale	1,846	1,879	-	-	1,879
Loans receivable, net	665,755	661,575	-	-	661,575
Accrued interest receivable	1,678	1,678	-	296	1,382

Financial liabilities:
Deposits	$686,395	$687,001	$-	$687,001	$-
Securities sold under agreements to repurchase	27,916	27,916	-	27,916	-
Long-term debt	28,000	28,674	-	28,674	-
Accrued interest payable	86	86	-	86	-

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$36,110	$36,110	$36,110	$-	$-
Securities available for sale	45,431	45,431	2,445	42,986	-
Securities held to maturity	25,280	25,407	-	25,407	-
Restricted stock	3,029	3,029	-	-	3,029
Loans held for sale	1,589	1,619	-	-	1,619
Loans receivable, net	619,545	615,141	-	-	615,141
Accrued interest receivable	1,636	1,636	-	245	1,391

Financial liabilities:
Deposits	642,390	641,967	-	641,967	-
Securities sold under agreements to repurchase	23,290	23,290	-	23,290	-
Long-term debt	16,000	16,776	-	16,776	-
Accrued interest payable	46	46	-	46	-

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

After 10 years, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. During the quarters ended June 30, 2015 and June 30, 2014, the dividend rate on the SBLF Preferred Shares was 1.00%. Since July 1, 2014, the dividend rate on the SBLF Preferred Shares has been 1.00% and will remain fixed at 1.00% until February 2016, when it will increase to 9.00%. The Company intends to redeem its remaining $6.0 million (6,000 shares) of SBLF Preferred Shares in advance of the dividend rate increase in 2016.

NOTE 11 –SHAREHOLDERS’ EQUITY (Continued)

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015 for the Bank and the Company (subject to the applicability of the Federal Reserve’s small bank holding company policy). The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Additionally, the Company determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

As of June 30, 2015, the Company and the Bank remains well-capitalized, and each would have a capital conservation buffer greater than 2.5%

On January 24, 2013, the Board of Directors authorized a share repurchase program to repurchase outstanding shares of the Company’s common stock. A total of 227,612 shares for a total of approximately $1.8 million were repurchased under this program, which expired on December 31, 2014.

On December 18, 2014, the Company announced that its Board of Directors approved a new share repurchase program. Under this new program, the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015. During the three months ended June 30, 2015, the Company did not purchase any shares under this program. During the six months ended June 30, 2015, the Company repurchased 28,588 shares at an average price, including commission, of $8.53 for a total of $244,000 under this program.

NOTE 12 – SUBSEQUENT EVENT

On July 15, 2015, the Board of Directors declared a quarterly cash dividend of $0.035 per share to common shareholders of record at the close of business on August 7, 2015, payable on August 28, 2015.

On July 21, 2015, the Company filed a registration statement with the SEC permitting it to issue a combination of securities, in one or more offerings, from time to time, up to $30,000,000.

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

Overview

The Company reported net income to common shareholders of $1.45 million, or $0.18 per diluted share, for the second quarter of 2015, compared to $1.39 million, or $0.17 per diluted share, for the same period in 2014, an increase of $56,000, or 4.0%. Our 2015 results for the second quarter were positively affected by an increase in net interest income primarily due to higher average loans, along with a lower provision for loan losses and higher non-interest income, partially offset by higher non-interest expenses. The annualized return on average assets was 0.71% for the three months ended June 30, 2015 as compared to 0.74% for the same period in 2014. The annualized return on average shareholders’ equity was 6.15% for the three month period ended June 30, 2015 as compared to 5.90% for the three month period ended June 30, 2014.

For the six months ended June 30, 2015, the Company reported net income available to common shareholders of $2.87 million, or $0.35 per diluted share, an increase of $64,000, or 2.3%, over the $2.81 million, or $0.35 per diluted share, reported for the same period in 2014. Our 2015 results for the first six months were positively affected by an increase in net interest income primarily due to higher average loans, higher non-interest income, as well as a lower provision for loan losses, which were partially offset by an increase in non-interest expenses primarily due to higher salary and benefits and occupancy expenses. The annualized return on average assets was 0.72% for the six month period ended June 30, 2015 as compared to 0.76% for the six month period ended June 30, 2014. The annualized return on average shareholders’ equity was 6.17% for the six month period ended June 30, 2015 as compared to 6.03% for the six month period ended June 30, 2014. Tangible book value per common share rose to $9.09 at June 30, 2015 as compared to $8.45 at June 30, 2014, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $250,000, or 3.7%, for the quarter ended June 30, 2015 from the same period in 2014. Average earning assets totaled $762.0 million, an increase of $52.9 million, or 7.5%, from the quarter ended June 30, 2014, due to an increase in average loans. The Company reported a net interest margin of 3.65% for the quarter ended June 30, 2015, compared to 3.77% for the previous quarter and 3.78% in the second quarter of 2014. The decline was largely due to a higher average cash position resulting from an increase in average core deposits during the second quarter of 2015 along with margin compression.

Net interest income increased by $413,000, or 3.1%, for the six months ended June 30, 2015 from the same period in 2014, primarily as a result of an increase in average loans and a higher level of average non-interest bearing demand deposits. The Company reported a net interest margin of 3.71% for the six months ended June 30, 2015, a decrease of 9 basis points when compared to the 3.80% reported for the six months ended June 30, 2014. The decline was primarily the result of the maturity, prepayment or contractual repricing of loans and securities during this extended period of lower rates.

The provision for loan losses for the three months ended June 30, 2015 totaled $190,000, as compared to a provision for loan losses of $238,000 for the corresponding 2014 period. The decrease in our provision was primarily due to lower net loan charge offs coupled with improvements in overall asset quality, which lowered the need for specific reserves. The provision for loan losses for the six months ended June 30, 2015 was $280,000, as compared to a provision for loan losses of $521,000 for the corresponding 2014 period due primarily to overall improvements in asset quality. The Company considers a number of factors in determining the amount of the provision, including our assessment of the current state of the local/regional and national economy, allowances related to impaired loans and loan growth. The provision for the comparable 2014 period considered the same factors.

Non-interest income for the quarter ended June 30, 2015 totaled $941,000, an increase of $228,000, or 32.0%, compared to the same period in 2014. The increase was primarily due to a $96,000 increase in residential mortgage banking revenue due to higher origination volume and a $208,000 gain on sale of a branch property, partially offset by a $69,000 decrease in other loan fees due to lower loan prepayment fees. Non-interest income for the six months ended June 30, 2015 totaled $1.7 million, an increase of $233,000, or 15.7%, compared to the same period in 2014. This increase was largely due to the $208,000 gain on the sale of a branch property and a $180,000 increase in mortgage banking revenue. These increases were partially offset by decreases of $161,000 and $69,000 in other loan fees and service fees on deposit accounts, respectively.

Non-interest expense for the quarter ended June 30, 2015 totaled $5.38 million, an increase of $473,000, or 9.6%, compared to the same period in 2014. The increase was due primarily to a $225,000 increase in salary and benefit expenses due primarily to the hiring of additional key personnel in its commercial and residential lending groups along with both annual merit increases and commissions paid for higher residential mortgage banking volume generated during the quarter. Occupancy and equipment expenses increased $161,000 due primarily to the opening of our new Freehold and Cranford, New Jersey branches along with increased expenses associated with computer and technology upgrades. Additionally, advertising costs increased by $57,000 resulting from marketing efforts to heighten brand awareness in the Company’s core markets. These increases were partially offset by lower net expenses of $39,000 related to OREO and repossessed asset expenses, impairments, and sales and loan workout expenses, and a decrease of $24,000 in FDIC insurance and assessments. For the six month period ended June 30, 2015, non-interest expense totaled $10.5 million, an increase of $842,000, or 8.7%, compared to the same period in 2014. This was due primarily to an increase of $381,000 in salaries and employee benefits due to similar reasons cited above, while occupancy and equipment expenses increased $250,000 due primarily to the aforementioned branch openings and technology upgrades. Additionally, OREO and repossessed asset expenses, impairments, and sales and loan workout costs increased $96,000 due in part to a $155,000 non-recurring net gain on the sale of OREO and repossessed assets during the first quarter of 2014.

Total assets at June 30, 2015 were $844.4 million, an increase of 8.1% from the $781.2 million at December 31, 2014. Total loans at June 30, 2015 were $674.0 million, an increase of $46.4 million, or 7.4%, from the $627.6 million reported at December 31, 2014. Total deposits at June 30, 2015 were $686.4 million, an increase of $44.0 million, or 6.8%, from the $642.4 million at December 31, 2014. Core checking deposits at June 30, 2015 increased $23.3 million, or 9.1%, to $279.3 million when compared to year-end 2014, while savings accounts, money market and time deposits increased $20.7 million, or 5.4%.

The Company’s allowance for loan losses was $8.3 million at June 30, 2015, compared with $8.1 million at December 31, 2014. The allowance for loan losses as a percentage of total loans at June 30, 2015 was 1.23%, compared with 1.29% at December 31, 2014. Non-performing assets at June 30, 2015 as a percentage of total assets were 0.75%, a decrease from 1.00% at December 31, 2014. Non-performing assets decreased to $6.3 million at June 30, 2015 as compared to $7.8 million at December 31, 2014.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended June 30,		For the Six months ended June 30,
	2015	2014	2015	2014
Return on average assets	0.71%	0.74%	0.72%	0.76%
Return on average tangible assets (1)	0.73%	0.76%	0.74%	0.78%
Return on average equity	6.15%	5.90%	6.17%	6.03%
Return on average tangible equity (1)	7.59%	7.28%	7.63%	7.44%
Net interest margin	3.65%	3.78%	3.71%	3.80%
Average equity to average assets	11.55%	12.58%	11.73%	12.59%
Average tangible equity to average tangible assets (1)	9.56%	10.45%	9.71%	10.45%

(1)	The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	For the Three months ended June 30,		For the Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Total shareholders’ equity	$96,255	$97,257	$96,255	$97,257
Less: preferred stock	(6,000)	(12,000)	(6,000)	(12,000)

Common shareholders’ equity	$90,255	$85,257	$90,255	$85,257
Less: goodwill and other intangible assets	(18,138)	(18,205)	(18,138)	(18,205)
Tangible common shareholders’ equity	$72,117	$67,052	$72,117	$67,052

Common shares outstanding (in thousands)	7,935	7,931	7,935	7,931
Book value per common share	$11.37	$10.75	$11.37	$10.75

Book value per common share	$11.37	$10.75	$11.37	$10.75
Effect of intangible assets	(2.28)	(2.30)	(2.28)	(2.30)
Tangible book value per common share	$9.09	$8.45	$9.09	$8.45

Return on average assets	0.71%	0.74%	0.72%	0.76%
Effect of intangible assets	0.02%	0.02%	0.02%	0.02%
Return on average tangible assets	0.73%	0.76%	0.74%	0.78%

Return on average equity	6.15%	5.90%	6.17%	6.03%
Effect of average intangible assets	1.44%	1.38%	1.46%	1.41%
Return on average tangible equity	7.59%	7.28%	7.63%	7.44%

Average equity to average assets	11.55%	12.58%	11.73%	12.59%
Effect of intangible assets	(1.99%)	(2.13%)	(2.02%)	(2.14%)
Average tangible equity to average tangible assets	9.56%	10.45%	9.71%	10.45%

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

Three months ended June 30, 2015 compared to June 30, 2014

Net Interest Income

Net interest income for the quarter ended June 30, 2015 totaled $6.94 million, an increase of $250,000, or 3.7%, from the same period in 2014. This increase was largely due to an increase in average loans of $47.0 million funded by a higher level of average core checking NOW deposits and non-interest bearing demand deposits of $12.5 million and $14.9 million, respectively, from the same period in 2014. Additionally, time deposits increased $22.6 million, or 27.6%, due to increases in both brokered and deposits obtained through the use of deposit listing services (“Listed Service CDs”) as the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both types of funding during the first quarter of 2015. These positives were partially offset by the 11 basis point decline in our quarterly yield on interest-earning assets from the same period in 2014.

The net interest margin and net interest spread decreased to 3.65% and 3.49%, respectively, for the three months ended June 30, 2015 from 3.78% and 3.62%, respectively for the same period in 2014, primarily from a higher average cash liquidity position resulting from an increase in average deposits coupled with maturity, prepayment and contractual re-pricing of loans and investment securities during this extended period of lower interest rates.

Total interest income for the three months ended June 30, 2015 increased by $351,000, or 4.6%, from the same period last year. The increase in interest income was primarily due to a volume related increase in interest income of $567,000, partially offset by a rate related decrease in interest income of $216,000 for the second quarter of 2015 as compared to the same prior year period.

Interest and fees on loans increased $358,000, or 5.0%, to $7.5 million for the three months ended June 30, 2015 compared to $7.2 million for the corresponding period in 2014. Volume related increases of $560,000 were partially offset by rate related decreases of $202,000. The average balance of the loan portfolio for the three months ended June 30, 2015 increased by $47.0 million, or 7.8%, to $650.2 million from $603.2 million for the corresponding period in 2014. The average annualized yield on the loan portfolio was 4.65% for the quarter ended June 30, 2015 compared to 4.78% for the quarter ended June 30, 2014. Additionally, the average balance of non-accrual loans during the three month periods ended June 30, 2015 and 2014 of $4.9 million and $6.7 million, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $338,000 for the three months ended June 30, 2015 compared to $347,000 for the three months ended June 30, 2014, a decrease of $9,000, or 2.6%. For the three months ended June 30, 2015, investment securities had an average balance of $74.6 million with an average annualized yield of 1.81% compared to an average balance of $74.0 million with an average annualized yield of 1.88% for the three months ended June 30, 2014.

Interest income on interest bearing deposits was $25,000 for the three months ended June 30, 2015, representing an increase of $2,000, or 8.7%, from $23,000 for the three months ended June 30, 2014. For the three months ended June 30, 2015, interest bearing deposits had an average balance of $37.2 million as compared to an average balance of $31.9 million for the same period in 2014. This average balance increase was primarily due to an increase in average interest bearing liabilities of $42.8 million, most of which funded loan growth for the period. The average annualized yield was 0.27% and 0.29% for the second quarters of 2015 and 2014, respectively.

Interest expense on interest-bearing liabilities amounted to $967,000 for the three months ended June 30, 2015 compared to $866,000 for the corresponding period in 2014, an increase of $101,000, or 11.7%. This increase in interest expense was comprised of a $164,000 volume-related increase primarily resulting from deposit growth partially offset by a rate-related decrease of $63,000.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $580.4 million for the three months ended June 30, 2015 from $537.6 million for the same period last year, an increase of $42.8 million, or 8.0%. Average NOW accounts increased $12.5 million from $111.1 million with an average annualized cost of 0.47% during the second quarter of 2014, to $123.5 million with an average annualized cost of 0.44% during the second quarter of 2015. These average balance increases were partially offset by decreases in average savings deposits of $5.9 million over this same period while the average annualized cost increased by 2 basis points as well as an increase of $22.6 million in our average time deposit balances while the average annualized cost declined by 11 basis points. During the second quarter of 2015, our average demand deposits totaled $142.9 million, an increase of $14.9 million, or 11.6%, over the same period last year. For the three months ended June 30, 2015, the average annualized cost for all interest-bearing liabilities was 0.67%, compared to 0.65% for the three months ended June 30, 2014, an increase of 2 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2015 were $21.9 million, with an average interest rate of 0.29%, compared to $18.8 million, with an average interest rate of 0.32%, for the second quarter of 2014.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2015 and 2014 was at $28.0 million and $17.5 million, respectively, with an average interest rate of 2.29% and 2.81%, respectively.

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

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$37,226	$25	0.27%	$31,912	$23	0.29%
Investment securities	74,604	338	1.81%	74,027	347	1.88%
Loans, net of unearned fees (1) (2)	650,213	7,540	4.65%	603,160	7,182	4.78%

Total Interest Earning Assets	762,043	7,903	4.16%	709,099	7,552	4.27%

Non-Interest Earning Assets:
Allowance for loan losses	(8,142)			(7,720)
All other assets	71,670			65,642

Total Assets	$825,571			$767,021

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$123,546	137	0.44%	$111,072	131	0.47%
Savings deposits	229,791	277	0.48%	235,714	273	0.46%
Money market deposits	72,371	29	0.16%	72,412	29	0.16%
Time deposits	104,776	348	1.33%	82,139	295	1.44%
Repurchase agreements	21,909	16	0.29%	18,796	15	0.32%
Borrowings	28,000	160	2.29%	17,500	123	2.81%

Total Interest Bearing Liabilities	580,393	967	0.67%	537,633	866	0.65%

Non-Interest Bearing Liabilities:
Demand deposits	142,900			127,953
Other liabilities	6,927			4,952

Total Non-Interest Bearing Liabilities	149,827			132,905

Shareholders' Equity	95,351			96,483

Total Liabilities and Shareholders' Equity	$825,571			$767,021

NET INTEREST INCOME		$6,936			$6,686

NET INTEREST SPREAD (3)			3.49%			3.62%

NET INTEREST MARGIN (4)			3.65%			3.78%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$32,122	$40	0.25%	$28,318	$37	0.26%
Investment securities	73,925	653	1.77%	74,518	716	1.92%
Loans, net of unearned fees (1) (2)	639,375	14,886	4.70%	601,995	14,279	4.78%

Total Interest Earning Assets	745,422	15,579	4.21%	704,831	15,032	4.30%

Non-Interest Earning Assets:
Allowance for loan losses	(8,115)			(7,860)
All other assets	71,285			65,740

Total Assets	$808,592			$762,711

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$118,284	259	0.44%	$110,075	249	0.46%
Savings deposits	229,282	550	0.48%	235,311	544	0.47%
Money market deposits	71,811	57	0.16%	72,256	58	0.16%
Time deposits	100,584	660	1.32%	83,132	612	1.49%
Repurchase agreements	21,544	32	0.30%	18,451	30	0.33%
Borrowings	27,204	313	2.32%	17,500	244	2.81%

Total Interest Bearing Liabilities	568,709	1,871	0.66%	536,725	1,737	0.65%

Non-Interest Bearing Liabilities:
Demand deposits	138,741			125,084
Other liabilities	6,257			4,886

Total Non-Interest Bearing Liabilities	144,998			129,970

Shareholders' Equity	94,885			96,016

Total Liabilities and Shareholders' Equity	$808,592			$762,711

NET INTEREST INCOME		$13,708			$13,295

NET INTEREST SPREAD (3)			3.55%			3.65%

NET INTEREST MARGIN (4)			3.71%			3.80%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2014			June 30, 2014
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$4	$(2)	$2	$4	$(1)	$3
Investment securities	3	(12)	(9)	(6)	(57)	(63)
Loans, net of unearned fees	560	(202)	358	887	(280)	607

Total Interest Income	567	(216)	351	885	(338)	547

Interest Paid On:
NOW deposits	14	(8)	6	18	(8)	10
Savings deposits	(7)	11	4	(14)	20	6
Money market deposits	-	-	-	-	(1)	(1)
Time deposits	80	(27)	53	129	(81)	48
Repurchase agreements	3	(2)	1	5	(3)	2
Borrowings	74	(37)	37	136	(67)	69

Total Interest Expense	164	(63)	101	274	(140)	134

Net Interest Income	$403	$(153)	$250	$611	$(198)	$413

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2015 was $190,000, as compared to a provision for loan losses of $238,000 for the corresponding 2014 period. The decrease of $48,000 in our provision for the quarter was due primarily to a decrease in net charge-offs from $1,000 in the second quarter of 2014 to net recoveries of $23,000 in the first quarter of 2015 coupled with improvements in overall asset quality, which lowered the need for specific reserves. This was partially offset by the need for additional provision due to the strong loan growth during the second quarter of 2015. The $190,000 provision for three months ended June 30, 2015 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2014 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.3 million, or 1.23% of total loans at June 30, 2015, as compared to $8.1 million, or 1.29% at December 31, 2014.

In management’s opinion, the level of allowance for loan losses, totaling $8.3 million at June 30, 2015, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2015, non-interest income amounted to $941,000 compared to $713,000 for the corresponding period in 2014. The increase of $228,000, or 32.0%, was primarily due to a $96,000 increase in residential mortgage banking revenue and a $208,000 gain on sale of branch property, partially offset by a decrease in other loan fees of $69,000 due to lower loan prepayment fees.

Non-Interest Expenses

Non-interest expense for the quarter ended June 30, 2015 totaled $5.38 million, an increase of $473,000, or 9.6%, compared to the same period in 2014. The increase was due primarily to a $225,000 increase in salary and benefit expenses due primarily to the hiring of additional key personnel in its commercial and residential lending groups along with both annual merit increases and commissions paid for higher residential mortgage banking volume generated during the quarter. Occupancy and equipment expenses increased $161,000 due primarily to the opening of our new Freehold and Cranford, New Jersey branches along with increased expenses associated with computer and technology upgrades. Additionally, advertising costs increased by $57,000 resulting from heightened brand awareness in the Company’s core markets. These increases were partially offset by lower net expenses of $39,000 related to OREO and repossessed asset expenses, impairments, and sales and loan workout expenses, and a decrease of $24,000 in FDIC insurance and assessments.

Income Taxes

The Company recorded income tax expense of $849,000 for the three months ended June 30, 2015 compared to $837,000 for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 36.8% and 37.1%, respectively.

Six months ended June 30, 2015 compared to June 30, 2014

Net Interest Income

Net interest income increased by $413,000, or 3.1%, for the six months ended June 30, 2015 from the same period in 2014, primarily as a result of an increase in average loans partially offset by a 9 basis point contraction in our net interest margin. Average interest earning assets for the six months ended June 30, 2015, increased $40.6 million, or 5.8%, from the same period in 2014. The net interest spread and net interest margin decreased to 3.55% and 3.71%, for the six months ended June 30, 2015 and June 30, 2014, respectively, from 3.65% and 3.80%, respectively, for same prior year period. These decreases were primarily the result of the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment as well as a higher average cash position due to our strong deposit growth.

Total interest income for the six months ended June 30, 2015 increased by $547,000, or 3.6%. The increase was primarily due to a volume-related increase in interest income of $885,000, partially offset by a $338,000 rate-related decrease in interest income for the six months ended June 30, 2015 as compared to the same prior year period.

Interest and fees on loans increased $607,000, or 4.3%, to $14.9 million for the six months ended June 30, 2015 compared to $14.3 million for the corresponding period in 2014. Volume-related increases of $887,000 were partially offset by rate-related decreases of $280,000. The average balance of the loan portfolio for the six months ended June 30, 2015 increased by $37.4 million, or 6.2%, to $639.4 million from $602.0 million for the corresponding period in 2014. The average annualized yield on the loan portfolio was 4.70% for the six months ended June 30, 2015 compared to 4.78% for the six months ended June 30, 2014. Additionally, the average balance of non-accrual loans, which amounted to $4.9 million and $6.3 million at June 30, 2015 and 2014, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $653,000 for the six months ended June 30, 2015, a decrease of $63,000, or 8.8%, compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, investment securities had an average balance of $73.9 million with an average annualized yield of 1.77% compared to an average balance of $74.5 million with an average annualized yield of 1.92% for the six months ended June 30, 2014.

Interest income on interest bearing deposits was $40,000 for the six months ended June 30, 2015, representing an increase of $3,000, or 8.1%, from $37,000 for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, interest bearing deposits had an average balance of $32.1 million and $28.3 million, respectively. The average annualized yield was 0.25% and 0.26% for the six month periods ended June 30, 2015 and 2014.

Interest expense on interest-bearing liabilities amounted to $1.9 million for the six months ended June 30, 2015 compared to $1.7 million for the corresponding period in 2014, an increase of $134,000, or 7.7%. This increase in interest expense was comprised of a $274,000 volume-related increase primarily resulting from deposit growth, partially offset by $140,000 in rate-related decreases.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $568.7 million for the six months ended June 30, 2015 from $536.7 million for the same period last year, an increase of $32.0 million, or 6.0%. Our average NOW accounts increased $8.2 million to $118.3 million with an average annualized cost of 0.44% during the six months ended June 30, 2015, from $110.1 million with an average annualized cost of 0.46% during the same period in 2014. Average time deposits increased by $17.5 million compared to the same period in 2014. For the six months ended June 30, 2015, the average annualized cost for all interest-bearing liabilities was 0.66%, compared to 0.65% for the six months ended June 30, 2014, an increase of 1 basis point. Additionally, our average non-interest bearing demand deposits totaled $138.7 million, an increase of $13.6 million, or 10.9%, over the same period last year.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2015 were $21.5 million, with an average interest rate of 0.30%, compared to $18.5 million, with an average interest rate of 0.33%, for the six months ended June 30, 2014.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2015 was $27.2 million with an average interest rate of 2.32% compared to $17.5 million, with an average interest rate of 2.81%, for the six months ended June 30, 2014.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2015 was $280,000, as compared to a provision for loan losses of $521,000 for the corresponding 2014 period. The $241,000 decrease in our provision for the six months was primarily due to lower net loan charge-offs coupled with improvements in overall asset quality, which lowered the need for specific reserves. The $280,000 provision for the six months ended June 30, 2015 was driven by a number of factors, including level of charge-offs and recoveries, our assessment of the current state of the economy, and allowances related to impaired loans and loan activity. The provision for the comparable 2014 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

Non-interest income for the six months ended June 30, 2015 totaled $1.7 million, an increase of $233,000, or 15.7%, compared to the same period in 2014. This increase was largely due to a $208,000 gain on the sale of branch property and a $180,000 increase in mortgage banking revenue. These increases were partially offset by decreases of $161,000 in other loan fees due to lower loan prepayment fees and $69,000 in service fees on deposit accounts.

Non-Interest Expenses

For the six month period ended June 30, 2015, non-interest expense totaled $10.5 million, an increase of $842,000, or 8.7%, compared to the same period in 2014. This was due primarily to an increase of $381,000 in salaries and employee benefits due primarily to the hiring of additional revenue-producing staff to support our growth coupled with both merit increases and commissions paid for higher residential mortgage banking volume generated during the first six months of 2015. Occupancy and equipment expenses increased $250,000 due primarily to the opening of our new Freehold and Cranford, New Jersey branches as well as technology upgrades. Additionally, OREO and repossessed asset expenses, impairments, and sales and loan workout costs increased $96,000 due in part to a $155,000 non-recurring net gain on the sale of OREO and repossessed assets during the first quarter of 2014.

Income Taxes

The Company recorded income tax expense of $1.7 million for both the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 37.0% and 37.1%, respectively, due to a higher level of taxable income.

FINANCIAL CONDITION

Assets

At June 30, 2015, our total assets were $844.4 million, an increase of $63.2 million, or 8.1%, from total assets of $781.2 million at December 31, 2014. At June 30, 2015, our total loans were $674.0 million, an increase of $46.4 million, or 7.4%, from the $627.6 million reported at December 31, 2014. Investment securities, including restricted stock, were $77.9 million at June 30, 2015 as compared to $73.7 million at December 31, 2014, an increase of $4.2 million, or 5.7%. At June 30, 2015, cash and cash equivalents totaled $49.4 million compared to $36.1 million at December 31, 2014, an increase of $13.3 million, or 36.8%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both June 30, 2015 and December 31, 2014.

Liabilities

Total deposits increased $44.0 million, or 6.8%, to $686.4 million at June 30, 2015, from $642.4 million at December 31, 2014. Deposits are the Company’s primary source of funds. The Company anticipates loan demand to increase during the remainder of 2015 and beyond and will depend on the expansion and maturation of deposits from our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and Listed Service CDs at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to use the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $77.9 million at June 30, 2015 compared to $73.7 million at December 31, 2014, an increase of $4.2 million, or 5.7%. During the six months ended June 30, 2015 and 2014, investment securities and restricted stock purchases amounted to $33.6 million and $5.9 million, respectively, while repayments, calls and maturities amounted to $5.9 million and $10.0 million, respectively. Additionally, for the six months ended June 30, 2015 and 2014, there were investment securities sales totaling $23.3 million and $4.7 million, in which the Company recorded gains of $28,000 for the six months ended June 30, 2015 and no gains during the same period in 2014.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2015, the Company maintained $18.5 million of GSE mortgage-backed securities in the investment portfolio and $19.5 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, and adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba2. These securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at June 30, 2015. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2015, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount, as of June 30, 2015 and December 31, 2014.

	June 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$98,257	14.6%	$96,514	15.4%
Real estate – construction	93,149	13.8%	89,145	14.2%
Real estate – commercial	416,117	61.7%	383,777	61.1%
Real estate – residential	41,292	6.1%	30,808	4.9%
Consumer	25,860	3.9%	28,095	4.5%
Unearned fees	(625)	(0.1%)	(725)	(0.1%)
Total loans	$674,050	100.0%	$627,614	100.0%

For the six months ended June 30, 2015, total loans increased by $46.4 million, or 7.4%, to $674.0 million from $627.6 million at December 31, 2014. The increase was due to growth in commercial real estate, residential, construction, and commercial and industrial lending. While the overall economy has been restrictive and somewhat constrained by the fragile economic environment, our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending during the remainder of 2015 and into 2016, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market, if warranted. During the second quarter of 2015, we replaced our Freehold, New Jersey LPO with a full service branch to support that market. During the second quarter of 2014, we replaced our New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate two LPOs in the Summit and Toms River, New Jersey markets. Both of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

Commercial and industrial loans increased $1.7 million, or 1.8%, to $98.2 million at June 30, 2015 from $96.5 million at December 31, 2014. Real estate residential loans increased $10.5 million, or 34.1% to $41.3 million at June 30, 2015 from $30.8 million at December 31, 2014. Real estate commercial loans increased by $32.3 million, or 8.4%, to $416.1 million at June 30, 2015 from $383.8 million at December 31, 2014. Real estate construction loans increased by $4.0 million, or 4.5%, to $93.1 million. These increases were partially offset by a decrease in Consumer loans of $2.2 million, or 7.8%, to $25.9 million at June 30, 2015 from $28.1 million at December 31, 2014.

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

At June 30, 2015 and December 31, 2014, the Company had $4.9 million and $6.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At June 30, 2015 and December 31, 2014, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30, 2015	December 31, 2014

Non-Performing Assets:
Non-Accrual Loans:
Commercial and industrial	$145	$119
Real estate-construction	379	407
Real estate-commercial	3,509	4,722
Real estate – residential	694	694
Consumer	203	295
Total Non-Accrual Loans	4,930	6,237
Loans 90 days or more past due and still accruing	-	-
Total Non-Performing Loans	4,930	6,237
Other Real Estate Owned	1,411	1,603
Total Non-Performing Assets	$6,341	$7,840

Ratios:
Non-Performing loans to total loans	0.73%	0.99%
Non-Performing assets to total assets	0.75%	1.00%

Troubled Debt Restructured Loans:
Performing	$17,239	$16,284
Non-performing (included in non-performing assets above)	2,287	4,269

Total non-performing loans decreased by $1.3 million from December 31, 2014. At June 30, 2015, fifteen loans comprise the $4.9 million as compared to sixteen loans for the $6.2 million at December 31, 2014. At June 30, 2015, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At June 30, 2015, non-performing commercial and industrial loans increased by $26,000 from December 31, 2014, due to the addition of one new credit. The $145,000 is comprised of two commercial term loans.

At June 30, 2015, non-performing real estate construction loans decreased by $28,000 from December 31, 2014, due to the payoff of one construction loan during the first quarter of 2015.

At June 30, 2015, non-performing real estate commercial loans decreased by $1.2 million from December 31, 2014, due primarily to one loan totaling $1.7 million, which was returned to active status during the first quarter, partially offset by the addition of one new loan totaling $529,000.

At June 30, 2015, non-performing real estate residential loans were unchanged from December 31, 2014.

At June 30, 2015, non-performing consumer loans decreased by $92,000 from December 31, 2014, primarily due to the charge-off of one loan totaling $80,000.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At June 30, 2015, the Bank had $1.4 million in OREO, consisting of two properties, as compared to $1.6 million at December 31, 2014, which consisted of three properties. During the second quarter of 2015, one property totaling $192,000 was sold for a $3,000 gain.

All of our OREO are aggressively marketed and are monitored on a regular basis to ensure valuations are in line with current fair market values.

Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification is in place. Loans classified as TDRs are designated as impaired from a cash flow perspective. Modifications involving troubled borrowers may include a modification of a loan’s amortization schedule, reduction in the stated interest rate and rescheduling of future cash flows.

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

As of June 30, 2015, TDRs totaled $19.5 million as compared to $20.6 million at December 31, 2014, a decrease of $1.1 million. The decrease of $1.1 million was primarily due to pay downs and payoffs. Concessions made on TDR loans generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $19.5 million is comprised of $10.2 million in real estate commercial loans, $4.4 million in real estate construction loans, $4.3 million in commercial loans, $385,000 in residential mortgage loans and $215,000 in consumer loans. All but four identified TDRs as of June 30, 2015, are collateral-dependent loans while four loans are cash flow dependent. Of the $19.5 million, none have specific reserves in our ALLL computation. The entire $19.5 million of TDR’s are adequately collateralized requiring no specific reserves.

The $10.2 million in real estate commercial loans identified as TDRs are all accruing, with the exception of four non-accrual loans totaling $2.2 million. The first non-accrual loan, totaling $1.4 million, is secured by real estate, and is in the early stages of commencing foreclosure proceedings. The second non-accrual loan, totaling $690,000, is secured by real estate and is in the early stages of litigation, although a settlement with the borrower is likely to avert both litigation and foreclosure. The remaining two non-accrual loans total $70,000. The remaining $8.0 million of performing TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $4.4 million in real estate construction loans is primarily comprised of one relationship, totaling $545,000, which include fully improved building lots under contract of sale to one national home builder. The lot sales are structured as tranche takedowns with repayments expected in full by the end of 2015. The remaining $3.8 million are currently being developed, under contract and/or amortizing.

The $4.3 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $115,000. This category increased by $3.2 million due to the addition of one relationship consisting of five loans, which totaled $3.2 million, all of which are performing.

The $215,000 in consumer loans and $385,000 in real estate residential loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At June 30, 2015, the Company had $20.4 million in loans that were risk rated as special mention or substandard, which includes $4.9 million in non-accrual loans that are included in the substandard category. This $20.4 million of special mention and substandard loans represents a decrease of $6.4 million from the $26.8 million reported at December 31, 2014. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and pay downs.

At June 30, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014.

	June 30,		December 31,
	2015	2014	2014
	(in thousands, except percentages)

Balance at beginning of year	$8,069	$7,872	$7,872
Provision charged to expense	280	521	621
Loans charged off, net	(54)	(589)	(424)
Balance of allowance at end of period	$8,295	$7,804	$8,069

Ratio of net charge-offs to average loans outstanding (annualized)	0.02%	0.17%	0.07%
Balance of allowance as a percent of loans at period-end	1.23%	1.27%	1.29%
Ratio of allowance at period-end to non-performing loans	168.26%	117.00%	129.37%

At June 30, 2015, the Company’s allowance for loan losses was $8.3 million compared with $8.1 million at December 31, 2014. Loss allowance as a percentage of total loans at June 30, 2015 was 1.23%, compared with 1.29% at December 31, 2014. The Company recorded a $280,000 provision to the allowance for loan losses for the six month period ended June 30, 2015 as compared to $521,000 for the comparable period in 2014. The $241,000 decrease in our provision for the six months was primarily due to a decrease in net charge-offs from $589,000 during the first six months of 2014 to $54,000 during the first six months of 2015. Non-performing loans at June 30, 2015 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses inherent in the loan portfolio. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review consultants, directors’ loan committee, and board of directors.  The level of the allowance is determined by assigning specific allowances to impaired loans and general allowances on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral on collateral dependent loans and cash flow from operations on cash flow dependent loans. A risk rating system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank-Owned Life Insurance

In November 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $124,000 for both the six months ended June 30, 2015 and 2014. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $223,000 and $231,000 for the six months ended June 30, 2015 and 2014, respectively.

Premises and Equipment

Premises and equipment totaled approximately $5.4 million and $5.7 million at June 30, 2015 and December 31, 2014, respectively. The reduction was primarily due to the sale of a branch property in Union County, New Jersey, with its operations consolidated into our South Avenue branch. The resultant reduction in fixed assets, net of accumulated depreciation, amounted to $717,000, and the Company realized a gain of $208,000 from the sale. This fixed asset reduction was partially offset by new capital expenditures, primarily related to the new Cranford and Freehold branches during the first half of 2015. Depreciation expenses totaled $384,000 and $278,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in the expense was primarily due the Cranford and Freehold additions during the six months ended June 30, 2015.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at June 30, 2015 and $18.2 million at December 31, 2014. The Company’s intangible assets at June 30, 2015 were comprised of $18.1 million of goodwill and $29,000 of core deposit intangibles, net of accumulated amortization of $2.1 million. The Company performed its annual goodwill impairment analysis as of September 30, 2014. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2014, the Company’s intangible assets were comprised of $18.1 million of goodwill and $57,000 of core deposit intangibles, net of accumulated amortization of $2.0 million.

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

Total deposits at June 30, 2015 were $686.4 million, an increase of 6.8% from the $642.4 million at December 31, 2014. Core checking deposits at June 30, 2015 increased $23.3 million, or 9.1%, to $279.3 million when compared to year-end 2014, primarily due to a new municipal deposit relationship coupled with seasonality, while savings, money market and time deposits increased $20.7 million, or 5.4%. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs during the six months of 2015. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at June 30, 2015 amounted to $605.8 million and accounted for 88.3% of total deposits, as compared to $571.6 million and 89.0%, at December 31, 2014. During 2015, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs over $100,000 at June 30, 2015 totaled $52.5 million as compared to $43.2 million at December 31, 2014, an increase of $9.3 million, or 21.5%. At June 30, 2015, the Company had $29.6 million in brokered CDs as compared to $29.0 million at December 31, 2014, with rates ranging from 1.09% to 2.15% with original terms ranging from 30 to 84 months, while Listed Service CDs totaled $30.3 million compared to $10.2 million at December 31, 2014 with rates between 0.96% to 2.06% and original terms ranging from 24 to 60 months.

Borrowings

The Bank has unsecured lines of credit totaling $36.0 million with three correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $57.2 million based on the current loan collateral pledged of $88.2 million at June 30, 2015.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At June 30, 2015 and December 31, 2014, the Company had no short-term borrowings outstanding.

At June 30, 2015 and December 31, 2014, long-term debt consisted of advances from the FHLB, which amounted to $28.0 million at June 30, 2015 compared to $16.0 million at December 31, 2014. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of securing laddered advances through the FHLB during the first quarter of 2015. Total FHLB advances had a weighted average interest rate of 2.26% and 2.89% at June 30, 2015 and December 31, 2014, respectively.

These advances are contractually scheduled for repayment as follows:

	June 30, 2015	December 31, 2014	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	2,700	-	0.60%	1	January 2016
Fixed Rate Note	1,000	-	0.97%	2	January 2017
Fixed Rate Note	1,300	-	1.31%	3	January 2018
Fixed Rate Note	1,800	-	1.59%	4	January 2019
Fixed Rate Note	2,700	-	1.81%	5	January 2020
Fixed Rate Note	2,500	-	2.03%	6	January 2021
	$28,000	$16,000

The maximum amount outstanding of FHLB advances during the six months ended June 30, 2015 and at any month-end during 2014 was $28.0 million and $17.5 million, respectively. The average interest rates paid on FHLB advances was 2.27% and 2.79% during the six months ended June 30, 2015 and 2014, respectively.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $27.9 million at June 30, 2015 from $23.3 million at December 31, 2014, an increase of $4.6 million, or 19.7%.

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

At June 30, 2015, the Company had $49.4 million in cash and cash equivalents as compared to $36.1 million at December 31, 2014. Cash and cash equivalent balances include $28.6 million and $17.8 million of interest bearing deposits at the Federal Reserve Bank of New York at June 30, 2015 and December 31, 2014, respectively.

On July 21, 2015, the Company filed a registration statement with the SEC permitting it to issue a combination of securities, in one or more offerings, from time to time, up to $30.0 million. This registration statement has not been declared effective by the SEC. The purpose of this newly filed registration statement was to replace the availability previously provided by the Company’s registration statement filed in August 2012.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(dollars in thousands)

Home equity lines of credit	$20,476	$18,619
Commitments to fund commercial real estate and construction loans	93,476	99,802
Commitments to fund commercial and industrial and other loans	44,055	42,209
Commercial and financial letters of credit	4,154	4,754
	$162,161	$165,384

Capital

Shareholders’ equity increased by approximately $2.3 million, or 2.5%, to $96.2 million at June 30, 2015 compared to $93.9 million at December 31, 2014. Net income for the six month period ended June 30, 2015 added $2.9 million to shareholders’ equity. Additionally, stock-based option compensation expense of $108,000, options exercised of $64,000, and $27,000 in employee stock option purchases during the six months ended June 30, 2015, contributed to the increase. These increases were partially offset by decreases of $244,000 in common stock repurchased, $476,000 in cash dividends on common stock, $33,000 in after-tax net unrealized losses on securities available for sale and $30,000 relating to the dividends on the preferred stock Series C. During the six months ended June 30, 2015, the Company repurchased 28,588 shares of common stock for a total of $244,000 under its share repurchase program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at June 30, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2015, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at June 30, 2015 and December 31, 2014, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of June 30, 2015
Common Equity Tier 1 Capital to Risk Weighted Assets	9.91%	10.67%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.72%	9.66%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.73%	10.67%	6.00%	8.00%
Total Capital to Risk Weighted Assets	11.87%	11.80%	8.00%	10.00%

As of December 31, 2014
Tier 1 Capital to Average Assets (Leverage Ratio)	9.95%	9.90%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	11.36%	11.31%	4.00%	6.00%
Total Capital to Risk Weighted Assets	12.57%	12.51%	8.00%	10.00%

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

As of June 30, 2015, the Bank would have a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, no shares were repurchased under the Company’s share repurchase program. In December 2014, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015. As of June 30, 2015, the maximum dollar value of share that may yet be purchased under the program was $1,756,235.

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

TWO RIVER BANCORP

Date: August 14, 2015	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)