Form 10-Q
period 2015-09-30
TWO RIVER BANCORP
filed 2015-11-13
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 7,922,776 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$20,756	$18,349
Interest-bearing deposits in bank	22,142	17,761
Cash and cash equivalents	42,898	36,110

Securities available for sale, at fair value	35,676	45,431
Securities held to maturity (fair value of $42,923 and $25,407 at September 30, 2015 and December 31, 2014, respectively)	42,851	25,280
Restricted investments, at cost	3,554	3,029
Loans held for sale	1,909	1,589
Loans	675,584	627,614
Allowance for loan losses	(8,429)	(8,069)
Net loans	667,155	619,545

OREO and repossessed assets	495	1,603
Bank-owned life insurance	17,184	16,849
Premises and equipment, net	5,204	5,696
Accrued interest receivable	1,767	1,636
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,087 and $2,049 at September 30, 2015 and December 31, 2014, respectively	19	57
Other assets	5,448	6,262

TOTAL ASSETS	$842,269	$781,196

LIABILITIES
Deposits:
Non-interest bearing	$151,958	$140,459
Interest bearing	538,707	501,931
Total Deposits	690,665	642,390

Securities sold under agreements to repurchase	21,303	23,290
Accrued interest payable	49	46
Long-term debt	26,500	16,000
Other liabilities	6,112	5,538
Total Liabilities	744,629	687,264

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series B, none issued or outstanding	-	-
Preferred stock, Series C, $1,000 liquidation preference per share; 12,000 shares authorized; 6,000 issued and outstanding at September 30, 2015, and December 31, 2014, respectively	6,000	6,000
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,202,266 and 8,167,296 at September 30, 2015 and December 31, 2014, respectively
Outstanding – 7,918,266 and 7,939,684 at September 30, 2015 and December 31, 2014, respectively	72,830	72,527
Retained earnings	21,298	17,501
Treasury stock, at cost; 284,000 shares and 227,612 shares at September 30, 2015 and December 31, 2014, respectively	(2,248)	(1,751)
Accumulated other comprehensive loss	(240)	(345)
Total Shareholders' Equity	97,640	93,932

TOTAL LIABILITIES and SHAREHOLDERS’ EQUITY	$842,269	$781,196

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

     (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Loans, including fees	$7,834	$7,299	$22,720	$21,578
Securities:
Taxable	178	233	607	732
Tax-exempt	188	109	412	326
Interest bearing deposits	18	14	58	51
Total Interest Income	8,218	7,655	23,797	22,687
INTEREST EXPENSE:
Deposits	799	713	2,325	2,176
Securities sold under agreements to repurchase	19	17	51	47
Borrowings	155	121	468	365
Total Interest Expense	973	851	2,844	2,588
Net Interest Income	7,245	6,804	20,953	20,099
PROVISION FOR LOAN LOSSES	120	-	400	521
Net Interest Income after Provision for Loan Losses	7,125	6,804	20,553	19,578
NON-INTEREST INCOME:
Service fees on deposit accounts	142	166	433	526
Mortgage banking	327	54	613	160
Other loan fees	32	69	112	310
Earnings from investment in bank-owned life insurance	112	116	335	347
Gain on sale of SBA loans	32	106	309	384
Net realized gain on sale of securities	9	19	37	19
Gain on sale of premises and equipment	-	-	208	-
Other income	182	182	506	450
Total Non-Interest Income	836	712	2,553	2,196
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,198	2,842	9,318	8,581
Occupancy and equipment	964	868	2,940	2,594
Professional	272	191	718	572
Insurance	74	77	249	231
FDIC insurance and assessments	119	113	324	373
Advertising	120	128	365	294
Data processing	110	95	352	283
Outside services fees	131	119	376	348
Amortization of identifiable intangibles	10	19	38	67
OREO and repossessed asset expenses, impairment and sales, net	(137)	(7)	(161)	(72)
Loan workout expenses	65	59	278	217
Other operating	382	318	1,049	1,030
Total Non-Interest Expenses	5,308	4,822	15,846	14,518
Income before Income Taxes	2,653	2,694	7,260	7,256
INCOME TAX EXPENSE	961	1,006	2,664	2,698
Net Income	1,692	1,688	4,596	4,558
Preferred stock dividend	(15)	(30)	(45)	(90)
Net Income Available to Common Shareholders	$1,677	$1,658	$4,551	$4,468
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.21	$0.57	$0.56
Diluted	$0.21	$0.20	$0.56	$0.55
Weighted average common shares outstanding:
Basic	7,930	7,923	7,932	7,939
Diluted	8,130	8,105	8,130	8,116

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

     (in thousands)

	Three Months Ended September 30,
	2015	2014

Net income	$1,692	$1,688
Other comprehensive income:
Reclassification adjustment for net realized gain on sales of securities recognized in income, net of income tax 2015: $3; 2014: $8	(6)	(11)
Unrealized holdings gains on securities available for sale, net of income tax 2015: $94; 2014: $16	144	23

Other comprehensive income	138	12

Total comprehensive income	$1,830	$1,700

	Nine Months Ended September 30,
	2015	2014

Net income	$4,596	$4,558
Other comprehensive income:
Reclassification adjustment for net realized gain on sales of securities recognized in income, net of income tax 2015: $14; 2014: $8	(23)	(11)
Unrealized holdings gains on securities available for sale, net of income tax 2015: $81; 2014: $208	128	313

Other comprehensive income	105	302

Total comprehensive income	$4,701	$4,860

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(dollars in thousands, except per share data)

		Common Stock
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	4,596	-	-	4,596

Other comprehensive income	-	-	-	-	-	105	105

Dividends on preferred stock, Series C	-	-	-	(45)	-	-	(45)

Stock-based compensation expense	-	-	154	-	-	-	154

Cash dividends on common stock ($0.095 per share)	-	-	-	(754)	-	-	(754)

Options exercised	-	25,397	103	-	-	-	103

Tax benefit of exercised stock options	-	-	6	-	-	-	6

Common stock repurchased	-	(56,388)	-	-	(497)	-	(497)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	4,573	40	-	-	-	40

Balance, September 30, 2015	$6,000	7,918,266	$72,830	$21,298	$(2,248)	$(240)	$97,640

Balance, January 1, 2014	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427

Net income	-	-	-	4,558	-	-	4,558

Other comprehensive income	-	-	-	-	-	302	302

Dividends on preferred stock, Series C	-	-	-	(90)	-	-	(90)

Stock-based compensation expense	-	-	120	-	-	-	120

Cash dividends on common stock ($0.08 per share)	-	-	-	(637)	-	-	(637)

Options exercised	-	27,397	112	-	-	-	112

Tax benefit of exercised stock options	-	-	6	-	-	-	6

Common stock repurchased	-	(150,900)	-	-	(1,197)	-	(1,197)

Restricted stock awards	-	15,000	-	-	-	-	-

Employee stock purchase program	-	4,501	36	-	-	-	36

Balance, September 30, 2014	$12,000	7,932,366	$72,465	$16,305	$(1,751)	$(382)	$98,637

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,596	$4,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	436
Provision for loan losses	400	521
Intangible amortization	38	67
Net amortization of securities premiums and discounts	380	151
Earnings from investment in bank-owned life insurance	(335)	(347)
Proceeds on sale of loans held for sale	27,946	5,699
Originated loans held for sale	(27,668)	(6,491)
Gain on sale of loans held for sale	(598)	(154)
Net realized gain on sale of OREO and repossessed assets	(107)	(176)
Stock based compensation expense	154	120
Net realized gain on sale of securities available for sale	(37)	(19)
Gain on sale of SBA loans	(309)	(384)
Gain on sale of premises and equipment	(208)	-
(Increase) decrease in assets:
Accrued interest receivable	(131)	162
Other assets	743	355
Increase (decrease) increase in liabilities:
Accrued interest payable	3	(11)
Other liabilities	574	650
Net cash provided by operating activities	6,033	5,137
Cash flows from investing activities:
Purchase of securities available for sale	(20,707)	(10,752)
Purchase of securities held to maturity	(19,721)	(4,923)
Proceeds from repayments, calls and maturities of securities available for sale	6,131	5,930
Proceeds from repayments, calls and maturities of securities held to maturity	2,008	6,649
Proceeds from sales of securities available for sale	24,306	5,577
Proceeds from sale of SBA loans	3,665	4,449
Proceeds from sale of loans held for sale	5,727	-
Net increase in loans	(57,245)	(17,052)
Redemption (purchase) of restricted investments, net	(525)	181
Purchases of premises and equipment	(817)	(1,506)
Proceeds from sale of premises and equipment	925	-
Improvements on OREO	-	(207)
Proceeds from sale of OREO and repossessed assets	1,367	2,500
Net cash used in investing activities	(54,886)	(9,154)
Cash flows from financing activities:
Net increase (decrease) in deposits	48,275	(5,684)
Net increase in securities sold under agreements to repurchase	(1,987)	9,122
Proceeds of long-term debt	12,000	-
Repayment of long-term debt	(1,500)	(1,500)
Cash dividends paid - preferred stock	(45)	(90)
Cash dividends paid - common stock	(754)	(637)
Proceeds from employee stock purchase plan	40	36
Proceeds from exercise of stock options	103	112
Common stock repurchased	(497)	(1,197)
Tax benefit of options exercised	6	6
Net cash provided by financing activities	55,641	168
Net increase (decrease) in cash and cash equivalents	6,788	(3,849)
Cash and cash equivalents – beginning	36,110	47,865
Cash and cash equivalents - ending	$42,898	$44,016
Supplementary cash flow information:
Interest paid	$2,841	$2,599
Income taxes paid	2,133	2,215
Supplementary schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$5,614	$-
OREO acquired in settlement of loans	152	415

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015 (the “2014 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

ASU 2014-09: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. In August 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company will be evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on our financial position or results of operation.

ASU 2014-11: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU establish two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The guidance in this ASU for public companies is effective for the first interim or annual period beginning after December 31, 2014. The Company adopted ASU 2014-11 effective January 1, 2015, and the adoption did not have a material impact on our financial position or results of operation.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2015, using the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000 at September 30, 2015.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)

Net income	$1,692	$1,688	$4,596	$4,558

Preferred stock dividend	(15)	(30)	(45)	(90)

Net income applicable to common shareholders	$1,677	$1,658	$4,551	$4,468

Weighted average common shares outstanding	7,929,876	7,922,510	7,932,100	7,939,224

Effect of dilutive securities and stock options	199,665	182,484	198,156	176,402

Weighted average common shares outstanding used to calculate diluted earnings per share	8,129,541	8,104,994	8,130,256	8,115,626

Basic earnings per common share	$0.21	$0.21	$0.57	$0.56
Diluted earnings per common share	$0.21	$0.20	$0.56	$0.55

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted earnings per common share calculation, were 9,129 for the three and nine month periods ended September 30, 2015, respectively, as compared to 13,231 and 23,231for the three and nine month periods ended September 30, 2014.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2015:

Securities available for sale:
U.S. Government agency securities	$1,241	$6	$-	$1,247
Municipal securities	510	9	-	519
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	15,559	14	(107)	15,466
U.S. Government collateralized residential mortgage obligations	13,880	25	(196)	13,709
Corporate debt securities, primarily financial institutions	2,491	4	(156)	2,339

	33,681	58	(459)	33,280
Community Reinvestment Act (“CRA”) mutual fund	2,385	11	-	2,396

	$36,066	$69	$(459)	$35,676

Securities held to maturity:
Municipal securities	$33,311	$406	$(101)	$33,616
GSE – residential mortgage-backed securities	4,024	21	(20)	4,025
U.S. Government collateralized residential mortgage obligations	3,697	4	(8)	3,693
Corporate debt securities, primarily financial institutions	1,819	-	(230)	1,589

	$42,851	$431	$(359)	$42,923

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2014:

Securities available for sale:
U.S. Government agency securities	$2,715	$1	$(7)	$2,709
Municipal securities	515	7	-	522
GSE – residential mortgage-backed securities	21,403	31	(113)	21,321
U.S. Government collateralized residential mortgage obligations	16,419	53	(349)	16,123
Corporate debt securities, primarily financial institutions	2,494	4	(187)	2,311

	43,546	96	(656)	42,986

CRA mutual fund	2,447	-	(2)	2,445

	$45,993	$96	$(658)	$45,431

Securities held to maturity:
Municipal securities	$18,138	$450	$(33)	$18,555
GSE – residential mortgage-backed securities	2,100	19	(20)	2,099
U.S. Government collateralized residential mortgage obligations	3,225	-	(25)	3,200
Corporate debt securities, primarily financial institutions	1,817	-	(264)	1,553

	$25,280	$469	$(342)	$25,407

The amortized cost and fair value of the Company’s debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$6,041	$6,049
Due in one year through five years	3,072	3,083	3,728	3,811
Due in five years through ten years	175	176	3,134	3,211
Due after ten years	995	846	22,227	22,134

	4,242	4,105	35,130	35,205

GSE – residential mortgage-backed securities	15,559	15,466	4,024	4,025
U.S. Government collateralized residential mortgage obligations	13,880	13,709	3,697	3,693

	$33,681	$33,280	$42,851	$42,923

The Company had two securities sales in which the Company recorded gross realized gains and losses of $9,000 and $0, respectively, during the three months ended September 30, 2015 as compared to one security sale during the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company had 19 securities sales in which it recorded gross realized gains and losses of $70,000 and $33,000, respectively, as compared to five securities sales during the nine months ended September 30, 2014.

NOTE 5 – SECURITIES (Continued)

Certain of the Company’s GSE residential mortgage-backed securities and U.S Government collateralized residential mortgage obligations, totaling $32,141,000 and $31,945,000 at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2015:
Municipal securities	$9,392	$(93)	$492	$(8)	$9,884	$(101)
GSE – residential mortgage-backed securities	8,954	(50)	6,399	(77)	15,353	(127)
U.S. Government collateralized residential mortgage obligations	4,711	(13)	7,306	(191)	12,017	(204)
Corporate debt securities, primarily financial institutions	-	-	2,928	(386)	2,928	(386)

Total Temporarily Impaired Securities	$23,057	$(156)	$17,125	$(662)	$40,182	$(818)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2014:
U.S. Government agency securities	$-	$-	$1,232	$(7)	$1,232	$(7)
Municipal securities	6,802	(8)	1,994	(25)	8,796	(33)
GSE – residential mortgage-backed securities	12,512	(37)	6,125	(96)	18,637	(133)
U.S. Government collateralized residential mortgage obligations	4,459	(23)	10,102	(351)	14,561	(374)
Corporate debt securities, primarily financial institutions	-	-	2,860	(451)	2,860	(451)
CRA mutual fund	2,445	(2)	-	-	2,445	(2)

Total Temporarily Impaired Securities	$26,218	$(70)	$22,313	$(930)	$48,531	$(1,000)

The Company had 50 securities in an unrealized loss position at September 30, 2015. In management’s opinion, the unrealized losses in corporate debt, U.S. Government collateralized residential mortgage obligations, municipals and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At September 30, 2015, the Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. As of September 30, 2015, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2015. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at September 30, 2015.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any impaired loans from held for investment to held for sale during the three and nine months ended September 30, 2015 and 2014. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2015 and December 31, 2014, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The Company, for the most part, measures impairment under the “fair market value of collateral” for any loan that would rely on the value of collateral for recovery in the event of default. The individual impairment analysis for each loan is clearly documented as to the chosen valuation method.

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

The components of the loan portfolio at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)

Commercial and industrial	$96,807	$96,514
Real estate – construction	98,355	89,145
Real estate – commercial	415,525	383,777
Real estate – residential	37,761	30,808
Consumer	27,703	28,095

	676,151	628,339
Allowance for loan losses	(8,429)	(8,069)
Unearned fees	(567)	(725)

Net Loans	$667,155	$619,545

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
			(In Thousands)
September 30, 2015:
Commercial and industrial	$-	$111	$31	$142	$96,665	$96,807	$-
Real estate – construction	-	150	-	150	98,205	98,355	-
Real estate – commercial	60	119	2,622	2,801	412,724	415,525	-
Real estate – residential	-	255	542	797	36,964	37,761	-
Consumer	195	-	-	195	27,508	27,703	-

Total	$255	$635	$3,195	$4,085	$672,066	$676,151	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
			(In Thousands)
December 31, 2014:
Commercial and industrial	$-	$-	$119	$119	$96,395	$96,514	$-
Real estate – construction	-	-	407	407	88,738	89,145	-
Real estate – commercial	254	-	4,722	4,976	378,801	383,777	-
Real estate – residential	-	-	694	694	30,114	30,808	-
Consumer	-	-	295	295	27,800	28,095	-

Total	$254	$-	$6,237	$6,491	$621,848	$628,339	$-

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In Thousands)

Commercial and industrial	$142	$119
Real estate – construction	-	407
Real estate – commercial	2,801	4,722
Real estate – residential	542	694
Consumer	195	295

Total	$3,680	$6,237

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

While there were no troubled debt restructured loans that occurred during the three months ended September 30, 2015 and 2014, the following tables present newly troubled debt restructured loans that occurred during the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	6	$3,227	$3,227

	Nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	2	$515	$515
Real estate – construction	1	190	190
Real estate – commercial	4	2,319	2,319

Total	7	$3,024	$3,024

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

All the loans identified as troubled debt restructured as of September 30, 2015, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The Company has not extended maturities, recast legal documents and/or forgiven any interest or principal.

As of September 30, 2015, TDRs totaled $12.9 million, including $11.3 million that are current and five non-accrual loans totaling $1.6 million. As a result of our impairment evaluation, there was no allowance required on any of our loans classified as TDR as of September 30, 2015.

There were no financing receivables modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2015:

	Three months ended September 30, 2014
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Real estate – commercial	1	$738

	Nine months ended September 30, 2014
Troubled Debt Restructuring That Subsequently Defaulted:	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Commercial and industrial	1	$17
Real estate – commercial	4	3,281

Total	5	$3,298

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

It is the Company’s policy to classify a TDR loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted troubled debt restructured loan.

The following tables summarize information in regards to impaired loans by loan portfolio class at September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, respectively:

	As of September 30, 2015			For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
September 30, 2015:

With no related allowance recorded:
Commercial and industrial	$4,143	$4,143	$-	$4,215	$49	$4,016	$124
Real estate – construction	3,874	3,874	-	4,111	41	4,390	145
Real estate – commercial	5,619	6,552	-	5,986	32	5,963	100
Real estate – residential	926	926	-	927	5	928	14
Consumer	408	408	-	413	2	423	7

With an allowance recorded:
Commercial and industrial	-	-	-	-	-	-	-
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	-	-	-	-	-	-	-
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	4,143	4,143	-	4,215	49	4,016	124
Real estate – construction	3,874	3,874	-	4,111	41	4,390	145
Real estate – commercial	5,619	6,552	-	5,986	32	5,963	100
Real estate – residential	926	926	-	927	5	928	14
Consumer	408	408	-	413	2	423	7

	$14,970	$15,903	$-	$15,652	$129	$15,720	$390

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2014			For the three months ended September 30, 2014		For the nine months ended September 30, 2014
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2014:

With no related allowance recorded:
Commercial and industrial	$1,052	$1,052	$-	$119	$-	$125	$2
Real estate – construction	6,324	6,324	-	4,662	69	8,532	321
Real estate – commercial	8,235	9,166	-	7,108	46	7,768	156
Real estate – residential	1,083	1,083	-	1,423	9	1,117	21
Consumer	610	610	-	771	32	907	42

With an allowance recorded:
Commercial and industrial	-	-	-	454	5	494	17
Real estate – construction	1,866	1,866	44	1,949	16	1,953	48
Real estate – commercial	3,352	3,352	154	5,369	41	5,357	123
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	1,052	1,052	-	573	5	619	19
Real estate – construction	8,190	8,190	44	6,611	85	10,485	369
Real estate – commercial	11,587	12,518	154	12,477	87	13,125	279
Real estate – residential	1,083	1,083	-	1,423	9	1,117	21
Consumer	610	610	-	771	32	907	42

	$22,522	$23,453	$198	$21,855	$218	$26,253	$730

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
September 30, 2015:
Commercial and industrial	$92,389	$164	$4,254	$-	$96,807
Real estate – construction	94,482	1,839	2,034	-	98,355
Real estate – commercial	407,116	4,709	3,700	-	415,525
Real estate – residential	37,121	-	640	-	37,761
Consumer	27,258	39	406	-	27,703

Total	$658,366	$6,751	$11,034	$-	$676,151

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2014:
Commercial and industrial	$92,225	$3,395	$894	$-	$96,514
Real estate – construction	79,030	2,443	7,672	-	89,145
Real estate – commercial	372,761	4,652	6,364	-	383,777
Real estate – residential	30,013	-	795	-	30,808
Consumer	27,538	40	517	-	28,095

Total	$601,567	$10,530	$16,242	$-	$628,339

The following tables present the balance in the allowance for loan losses at September 30, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
September 30, 2015:
Commercial and industrial	$908	$-	$908	$96,807	$4,143	$92,664
Real estate – construction	1,879	-	1,879	98,355	3,874	94,481
Real estate – commercial	4,981	-	4,981	415,525	5,619	409,906
Real estate – residential	275	-	275	37,761	926	36,835
Consumer	273	-	273	27,703	408	27,295
Unallocated	113	-	113	-	-	-

Total	$8,429	$-	$8,429	$676,151	$14,970	$661,181

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2014:
Commercial and industrial	$1,044	$-	$1,044	$96,514	$1,052	$95,462
Real estate – construction	1,454	44	1,410	89,145	8,190	80,955
Real estate – commercial	4,624	154	4,470	383,777	11,587	372,190
Real estate – residential	223	-	223	30,808	1,083	29,725
Consumer	565	-	565	28,095	610	27,485
Unallocated	159	-	159	-	-	-

Total	$8,069	$198	$7,871	$628,339	$22,522	$605,817

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2015 and 2014:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2015	$923	$1,704	$4,933	$301	$328	$106	$8,295
Charge-offs	-	-	-	-	-	-	-
Recoveries	3	10	-	-	1	-	14
Provision	(18)	165	48	(26)	(56)	7	120

Ending balance, September 30, 2015	$908	$1,879	$4,981	$275	$273	$113	$8,429

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(80)	-	(80)
Recoveries	7	29	-	-	4	-	40
Provision	(143)	396	357	52	(216)	(46)	400

Ending balance, September 30, 2015	$908	$1,879	$4,981	$275	$273	$113	$8,429

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2014	$1,161	$1,786	$3,913	$215	$588	$141	$7,804
Charge-offs	-	-	-	-	(87)	-	(87)
Recoveries	404	-	175	4	1	-	584
Provision	(590)	85	459	(7)	47	6	-

Ending balance, September 30, 2014	$975	$1,871	$4,547	$212	$549	$147	$8,301

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$1,634	$4,325	$190	$594	$139	$7,872
Charge-offs	-	-	(667)		(127)	-	(794)
Recoveries	451	-	177	29	45	-	702
Provision	(466)	237	712	(7)	37	8	521

Ending balance, September 30, 2014	$975	$1,871	$4,547	$212	$549	$147	$8,301

NOTE 7 – STOCK BASED COMPENSATION PLANS

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. While options to purchase 9,129 shares of the Company’s common stock remain outstanding under these plans, no further stock options may be granted thereunder.

On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2015, the number of shares of Company common stock remaining and available for future issuance under the Plan is 217,397 after adjusting for subsequent stock dividends.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees of the Company, and to consultants and other persons who provide substantial services to the Company.

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

Stock based compensation expense related to stock option grants was approximately $22,000 and $79,000 during the three and nine months ended September 30, 2015, respectively, as compared to $22,000 and $102,000 for the same three and nine month periods in 2014, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $233,000 as of September 30, 2015 and will be recognized, on a weighted-average basis, over the subsequent 2.4 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2015:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	449,507	$4.90
Options granted	3,000	9.02
Options exercised	(25,397)	4.01
Options forfeited	(5,068)	6.56
Options outstanding, September 30, 2015	422,042	$4.96	5.4 years	$1,739,383
Options exercisable, September 30, 2015	301,439	$4.28	4.5 years	$1,463,887
Option price range at September 30, 2015	$3.01 to $13.56

The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $48,000 and $121,000, respectively. Cash received from such exercises was $39,000 and $103,000, respectively. A tax benefit of $3,000 and $6,000 was recognized during the three and nine months ended September 30, 2015, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $20,000 and $116,000, respectively. Cash received from such exercises was $30,000 and $112,000, respectively. A tax benefit of $2,000 and $6,000 was recognized during the three and nine months ended September 30, 2014, respectively.

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

NOTE 7 – STOCK BASED COMPENSATION PLANS (Continued)

Total unrecognized compensation cost related to restricted stock options under the Plan as of September 30, 2015 and 2014, was $128,000 and $145,000, respectively, and will be recognized, on a weighted-average basis, over the subsequent 3.8 years.

For the three and nine month periods ended September 30, 2015, the Company recorded $24,000 and $75,000 expense for stock based compensation expense, related to restricted stock grants, as compared to $11,000 and $18,000 for the three and nine month periods ended September 30, 2014 and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and nine month periods ended September 30, 2015 and 2014 related to the restricted stock compensation.

The following table summarizes information about restricted stock at September 30, 2015:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2014	25,084	$7.98
Restricted stock earned	(11,000)	8.14
Restricted stock granted	5,000	8.30
Unvested at September 30, 2015	19,084	$7.98

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2015, the Company had $4,068,000 of commercial and similar letters of credit. Management believes that the current amount of the liability as of September 30, 2015 for guarantees under standby letters of credit issued is not material.

NOTE 9 – BORROWINGS

At September 30, 2015 and December 31, 2014, long-term debt consisted of advances from the FHLB, which amounted to $26.5 million and $16.0 million, respectively. These advances had an average interest rate of 2.28% and 2.89% at September 30, 2015 and December 31, 2014, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2015	December 31, 2014	Rate	Original Term	Maturity
	(dollars in thousands)

Fixed Rate Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	-	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7 years	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4 years	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5 years	October 2018
Fixed Rate Note	2,700	-	0.60%	1 years	January 2016
Fixed Rate Note	1,000	-	0.97%	2 years	January 2017
Fixed Rate Note	1,300	-	1.31%	3 years	January 2018
Fixed Rate Note	1,800	-	1.59%	4 years	January 2019
Fixed Rate Note	2,700	-	1.81%	5 years	January 2020
Fixed Rate Note	2,500	-	2.03%	6 years	January 2021
	$26,500	$16,000

In September 2015, the FHLB issued a $20.1 million municipal deposit letter of credit in the name of Two River Community Bank naming the NJ Department of Banking and Insurance as beneficiary. The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

NOTE 9 – BORROWINGS (Continued)

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $51.4 million based on the current loan collateral pledged of $98.1 million at September 30, 2015.

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

The following table presents the contractual maturities of the Repurchase Agreements as of September 30, 2015, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
September 30, 2015:
Class of Collateral Pledged:
U.S. Government agency securities	$1,247	$-	$-	$-	$1,247
GSE – residential mortgage-backed securities	13,643	-	-	-	13,643
U.S. Government collateralized residential mortgage obligations	15,873	-	-	-	15,873
Total	$30,763	$-	$-	$-	$30,763
Gross amount of recognized liabilities for repurchase agreements and securities lending					$21,303
Amounts related to agreements not included in offsetting disclosure					$9,460

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

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2015:

Securities available for sale:
U.S. Government agency securities	$-	$1,247	$-	$1,247
Municipal securities	-	519	-	519
GSE - residential mortgage-backed securities	-	15,466	-	15,466
U.S. Government collateralized residential mortgage obligations	-	13,709	-	13,709
Corporate debt securities, primarily financial institutions	-	2,339	-	2,339
CRA mutual fund	2,396	-	-	2,396

Total	$2,396	$33,280	$-	$35,676

At December 31, 2014:

Securities available for sale:
U.S. Government agency securities	$-	$2,709	$-	$2,709
Municipal securities	-	522	-	522
GSE - residential mortgage-backed securities	-	21,321	-	21,321
U.S. Government collateralized residential mortgage obligations	-	16,123	-	16,123
Corporate debt securities, primarily financial institutions	-	2,311	-	2,311
CRA mutual fund	2,445	-	-	2,445

Total	$2,445	$42,986	$-	$45,431

As of September 30, 2015 and December 31, 2014, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2015:
Impaired loans net of partial charge-offs	$-	$-	$1,404	$1,404

At December 31, 2014:
Impaired loans with an allowance recorded	$-	$-	$5,020	$5,020
Impaired loans net of partial charge-offs	-	-	2,140	2,140
Foreclosed and repossessed assets	-	-	1,603	1,603

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2015 and 2014.

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At September 30, 2015 and December 31, 2014, there were no discounts applied to appraisal values as all impaired appraisals were current. At September 30, 2015, there were no liquidation expenses applied while at December 31, 2014, the liquidation expenses range from 5.0% to 6.0% (weighted average of 5.3%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At December 31, 2014, the discount range and liquidation expenses for collateral adjustments to OREO and repossessed assets range from 6.0% to 14.5% (weighted average of 12.0%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2014, OREO totaling $1,603,000, was acquired through foreclosure and is carried at fair value less estimated selling costs based on current appraisals. At September 30, 2015, there was one residential loan for $152,000 held in OREO while at December 31, 2014, the Company had $1.3 million. As of September 30, 2015, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $542,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2015 and December 31, 2014, there were no Level 3 securities.

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

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2015 and December 31, 2014.

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at September 30, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$42,898	$42,898	$42,898	$-	$-
Securities available for sale	35,676	35,676	2,396	33,280	-
Securities held to maturity	42,851	42,923	-	42,923	-
Restricted stock	3,554	3,554	-	-	3,554
Loans held for sale	1,909	1,947	-	-	1,947
Loans receivable, net	667,155	661,593	-	-	661,593
Accrued interest receivable	1,767	1,767	-	361	1,406

Financial liabilities:
Deposits	$690,665	$691,649	$-	$691,649	$-
Securities sold under agreements to repurchase	21,303	21,303	-	21,303	-
Long-term debt	26,500	27,192	-	27,192	-
Accrued interest payable	49	49	-	49	-

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$36,110	$36,110	$36,110	$-	$-
Securities available for sale	45,431	45,431	2,445	42,986	-
Securities held to maturity	25,280	25,407	-	25,407	-
Restricted stock	3,029	3,029	-	-	3,029
Loans held for sale	1,589	1,619	-	-	1,619
Loans receivable, net	619,545	615,141	-	-	615,141
Accrued interest receivable	1,636	1,636	-	245	1,391

Financial liabilities:
Deposits	642,390	641,967	-	641,967	-
Securities sold under agreements to repurchase	23,290	23,290	-	23,290	-
Long-term debt	16,000	16,776	-	16,776	-
Accrued interest payable	46	46	-	46	-

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

In 2021, if the SBLF Preferred Shares are not redeemed, the dividend rate will increase to the highest possible dividend rate as permitted by the Company’s regulators. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. Since July 1, 2013, the dividend rate on the SBLF Preferred Shares has been 1.00% and will remain fixed at 1.00% until February 2016, when it will increase to 9.00%. The Company intends to redeem its remaining $6.0 million (6,000 shares) of SBLF Preferred Shares in advance of the dividend rate increase in 2016.

Basel III Capital Rules. In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

NOTE 11 –SHAREHOLDERS’ EQUITY (Continued)

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015 for the Bank and the Company. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. Additionally, the Company determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

As of September 30, 2015, the Company and the Bank remains well-capitalized, and each would have a capital conservation buffer greater than 2.5%

On January 24, 2013, the Board of Directors authorized a share repurchase program to repurchase outstanding shares of the Company’s common stock. A total of 227,612 shares for a total of approximately $1.8 million were repurchased under this program, which expired on December 31, 2014.

On December 18, 2014, the Company announced that its Board of Directors approved a new share repurchase program. Under this new program, the Company may repurchase up to $2.0 million of its common stock from January 1, 2015 to December 31, 2015. During the three months ended September 30, 2015, the Company purchased 27,800 shares at an average price, including commission, of $9.08 under this program. During the nine months ended September 30, 2015, the Company repurchased 56,388 shares at an average price, including commission, of $8.80 for a total of $497,000 of common stock repurchased under this program.

NOTE 12 – SUBSEQUENT EVENT

On October 21, 2015, the Board of Directors declared a quarterly cash dividend of $0.035 per share to common shareholders of record at the close of business on November 13, 2015, payable on December 4, 2015.

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

Overview

The Company reported net income to common shareholders of $1.68 million, or $0.21 per diluted share, for the third quarter of 2015, compared to $1.66 million, or $0.20 per diluted share, for the same period in 2014, an increase of $19,000, or 1.1%. Our 2015 results for the third quarter were positively affected by an increase in net interest income primarily due to higher average loans and higher non-interest income, along with a lower effective tax rate, partially offset by higher non-interest expenses and a higher provision for loan losses. The annualized return on average assets was 0.79% for the three months ended September 30, 2015 as compared to 0.87% for the same period in 2014. The annualized return on average shareholders’ equity was 6.95% for the three month period ended September 30, 2015 as compared to 6.85% for the three month period ended September 30, 2014.

For the nine months ended September 30, 2015, the Company reported net income available to common shareholders of $4.55 million, or $0.56 per diluted share, an increase of $83,000, or 1.9%, over the $4.47 million, or $0.55 per diluted share, reported for the same period in 2014. Our 2015 results for the first nine months were positively affected by an increase in net interest income (primarily due to higher average loans), higher non-interest income, and a lower provision for loan losses, which were partially offset by an increase in non-interest expenses primarily due to higher salary and benefits and occupancy expenses. The annualized return on average assets was 0.75% for the nine month period ended September 30, 2015 as compared to 0.80% for the nine month period ended September 30, 2014. The annualized return on average shareholders’ equity was 6.44% for the nine month period ended September 30, 2015 as compared to 6.31% for the nine month period ended September 30, 2014. Tangible book value per common share rose to $9.28 at September 30, 2015 as compared to $8.63 at September 30, 2014, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $441,000, or 6.5%, for the quarter ended September 30, 2015 from the same period in 2014. Average earning assets totaled $787.9 million, an increase of $77.3 million, or 10.9%, from the quarter ended September 30, 2014, primarily due to an increase in average loans. The Company reported a net interest margin of 3.65% for the quarter ended September 30, 2015, compared to 3.65% for the previous quarter and 3.80% in the third quarter of 2014. The decline from 2014 was largely due to margin compression.

Net interest income increased by $854,000, or 4.2%, for the nine months ended September 30, 2015 from the same period in 2014, primarily as a result of an increase in average loans and a higher level of average non-interest bearing demand deposits. The Company reported a net interest margin of 3.69% for the nine months ended September 30, 2015, a decrease of 11 basis points when compared to the 3.80% reported for the nine months ended September 30, 2014. The decline was primarily the result of the maturity, prepayment or contractual repricing of loans and securities during this extended period of lower rates.

The provision for loan losses for the three months ended September 30, 2015 totaled $120,000, as compared to no provision for the corresponding 2014 period. No provision for loan losses was required in the 2014 period as a result of non-recurring net loan recoveries of $497,000 during that period. The provision for loan losses for the nine months ended September 30, 2015 was $400,000, as compared to a provision for loan losses of $521,000 for the corresponding 2014 period. The lower 2015 provision was due primarily to overall improvements in asset quality. The Company considers a number of factors in determining the amount of the provision, including our assessment of the current state of the local/regional and national economy, allowances related to impaired loans and loan growth. The provision for the comparable 2014 period considered the same factors.

Non-interest income for the quarter ended September 30, 2015 totaled $836,000, an increase of $124,000, or 17.4%, compared to the same period in 2014. Non-interest income for the period included higher residential mortgage banking revenue of $273,000 due to higher origination volume and a $113,000 gain on the sale of $5.6 million of residential adjustable rate mortgage (“ARM”) loans in September, which was partially offset by a $74,000 reduction in gains on SBA loan sales. Additionally, other loan fees declined $37,000 due to lower loan prepayment fees. Non-interest income for the nine months ended September 30, 2015 totaled $2.6 million, an increase of $357,000, or 16.3%, compared to the same period in 2014. This increase was largely due to a $453,000 increase in mortgage banking revenue and a $208,000 gain on the sale of a branch property. These increases were partially offset by decreases of $198,000 and $93,000 in other loan fees and service fees on deposit accounts, respectively.

Non-interest expense for the quarter ended September 30, 2015 totaled $5.31 million, an increase of $486,000, or 10.1%, compared to the same period in 2014. The increase was due primarily to a $356,000 increase in salary and benefit expenses due primarily to the hiring of additional key personnel in its commercial and residential lending groups along with both annual merit increases and commissions paid for higher residential mortgage banking volume generated during the quarter. Occupancy and equipment expenses increased $96,000 due primarily to the opening of our new Freehold and Cranford, New Jersey branches along with increased expenses associated with computer and technology upgrades. Additionally, professional costs increased by $81,000 due in part to higher recruitment costs and legal expenses. These increases were partially offset by lower net expenses of $130,000 related to OREO and repossessed asset expenses, impairments, and sales due to a $104,000 gain from the sale of an OREO property during the current period. For the nine month period ended September 30, 2015, non-interest expense totaled $15.8 million, an increase of $1.3 million, or 9.1%, compared to the same period in 2014. This was due primarily to an increase of $737,000 in salaries and employee benefits due to similar reasons cited above, while occupancy and equipment expenses increased $346,000 due primarily to the aforementioned branch openings and technology upgrades. Additionally, professional fees increased by $146,000 compared to the same period in 2014. OREO and repossessed asset expenses, impairments, and sales and loan workout costs decreased $28,000.

Total assets at September 30, 2015 were $842.3 million, an increase of 7.8% from the $781.2 million at December 31, 2014. Total loans at September 30, 2015 were $675.6 million, an increase of $48.0 million, or 7.6%, from the $627.6 million reported at December 31, 2014. Total deposits at September 30, 2015 were $690.7 million, an increase of $48.3 million, or 7.5%, from the $642.4 million at December 31, 2014. Core checking deposits at September 30, 2015 increased $30.0 million, or 11.7%, to $285.9 million when compared to year-end 2014, while savings accounts, money market and time deposits increased $18.3 million, or 4.7%.

The Company’s allowance for loan losses was $8.4 million at September 30, 2015, compared with $8.1 million at December 31, 2014. The allowance for loan losses as a percentage of total loans at September 30, 2015 was 1.25%, compared with 1.29% at December 31, 2014. Non-performing assets at September 30, 2015 as a percentage of total assets were 0.50%, a decrease from 1.00% at December 31, 2014. Non-performing assets decreased to $4.2 million at September 30, 2015 as compared to $7.8 million at December 31, 2014.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended September 30,		For the Nine months ended September 30,
	2015	2014	2015	2014
Return on average assets	0.79%	0.87%	0.75%	0.80%
Return on average tangible assets (1)	0.80%	0.89%	0.76%	0.82%
Return on average equity	6.95%	6.85%	6.44%	6.31%
Return on average tangible equity (1)	8.55%	8.42%	7.94%	7.78%
Net interest margin	3.65%	3.80%	3.69%	3.80%
Average equity to average assets	11.32%	12.73%	11.59%	12.63%
Average tangible equity to average tangible assets (1)	9.40%	10.61%	9.60%	10.50%

(1)	The following table provides the reconciliation of non-GAAP financial measures for the dates indicated:

	For the Three months ended September 30,		For the Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014

Total shareholders’ equity	$97,640	$98,637	$97,640	$98,637
Less: preferred stock	(6,000)	(12,000)	(6,000)	(12,000)

Common shareholders’ equity	$91,640	$86,637	$91,640	$86,637
Less: goodwill and other intangible assets	(18,128)	(18,185)	(18,128)	(18,185)
Tangible common shareholders’ equity	$73,512	$68,452	$73,512	$68,452

Common shares outstanding (in thousands)	7,918	7,932	7,918	7,932
Book value per common share	$11.57	$10.92	$11.57	$10.92

Book value per common share	$11.57	$10.92	$11.57	$10.92
Effect of intangible assets	(2.29)	(2.29)	(2.29)	(2.29)
Tangible book value per common share	$9.28	$8.63	$9.28	$8.63

Return on average assets	0.79%	0.87%	0.75%	0.80%
Effect of intangible assets	0.01%	0.02%	0.01%	0.02%
Return on average tangible assets	0.80%	0.89%	0.76%	0.82%

Return on average equity	6.95%	6.85%	6.44%	6.31%
Effect of average intangible assets	1.60%	1.57%	1.50%	1.47%
Return on average tangible equity	8.55%	8.42%	7.94%	7.78%

Average equity to average assets	11.30%	12.73%	11.59%	12.63%
Effect of intangible assets	(1.90)%	(2.12)%	(1.99)%	(2.13)%
Average tangible equity to average tangible assets	9.40%	10.61%	9.60%	10.50%

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

Three months ended September 30, 2015 compared to September 30, 2014

Net Interest Income

Net interest income for the quarter ended September 30, 2015 totaled $7.25 million, an increase of $441,000, or 6.5%, from the same period in 2014. This increase was largely due to an increase in average loans of $66.9 million funded by a higher level of average core checking NOW deposits and non-interest bearing demand deposits of $31.6 million and $15.0 million, respectively, from the same period in 2014. Additionally, time deposits increased $25.7 million or 32.4%, due to increases in both brokered and deposits obtained through the use of deposit listing services (“Listed Service CDs”) as the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both types of funding during the first quarter of 2015. These positives were partially offset by the 13 basis point decline in our quarterly yield on interest-earning assets from the same period in 2014.

The net interest margin and net interest spread decreased to 3.65% and 3.50%, respectively, for the three months ended September 30, 2015 from 3.80% and 3.63%, respectively for the same period in 2014, primarily resulting from the maturity, prepayment and contractual re-pricing of loans and investment securities during this extended period of lower interest rates.

Total interest income for the three months ended September 30, 2015 increased by $563,000, or 7.4%, from the same period last year. The increase in interest income was primarily due to a volume related increase in interest income of $835,000, partially offset by a rate related decrease in interest income of $272,000 for the third quarter of 2015 as compared to the same prior year period.

Interest and fees on loans increased $535,000, or 7.3%, to $7.8 million for the three months ended September 30, 2015 compared to $7.3 million for the corresponding period in 2014. Volume related increases of $798,000 were partially offset by rate related decreases of $263,000. The average balance of the loan portfolio for the three months ended September 30, 2015 increased by $66.9 million, or 10.9%, to $679.3 million from $612.4 million for the corresponding period in 2014. The average annualized yield on the loan portfolio was 4.58% for the quarter ended September 30, 2015 compared to 4.73% for the quarter ended September 30, 2014. Additionally, the average balance of non-accrual loans during the three month periods ended September 30, 2015 and 2014 of $3.6 million and $6.5 million, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $366,000 for the three months ended September 30, 2015 compared to $342,000 for the three months ended September 30, 2014, an increase of $24,000, or 7.0%. For the three months ended September 30, 2015, investment securities had an average balance of $80.5 million with an average annualized yield of 1.82% compared to an average balance of $73.0 million with an average annualized yield of 1.87% for the three months ended September 30, 2014.

Interest income on interest bearing deposits was $18,000 for the three months ended September 30, 2015, representing an increase of $4,000, or 28.6%, from $14,000 for the three months ended September 30, 2014. For the three months ended September 30, 2015, interest bearing deposits had an average balance of $28.1 million as compared to an average balance of $25.2 million for the same period in 2014. The average annualized yield was 0.25% and 0.22% for the third quarter of 2015 and 2014, respectively.

Interest expense on interest-bearing liabilities amounted to $973,000 for the three months ended September 30, 2015 compared to $851,000 for the corresponding period in 2014, an increase of $122,000, or 14.3%. This increase in interest expense was comprised of a $205,000 volume-related increase primarily resulting from deposit growth, partially offset by a rate-related decrease of $83,000.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $600.8 million for the three months ended September 30, 2015 from $530.5 million for the same period last year, an increase of $70.3 million, or 13.3%. Average NOW accounts increased $31.5 million from $110.5 million with an average annualized cost of 0.47% during the third quarter of 2014, to $142.0 million with an average annualized cost of 0.40% during the third quarter of 2015. These average balance increases were partially offset by decreases in average savings deposits of $1.6 million over this same period while the average annualized cost increased by 1 basis point as well as an increase of $25.7 in our average time deposit balances while the average annualized cost declined by 8 basis points. During the third quarter of 2015, our average demand deposits totaled $149.4 million, an increase of $15.0 million, or 11.2%, over the same period last year. For the three months ended September 30, 2015 and 2014, the average annualized cost for all interest-bearing liabilities was unchanged at 0.64%.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2015 were $23.9 million, with an average interest rate of 0.32%, compared to $20.8 million, with an average interest rate of 0.32%, for the third quarter of 2014.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2015 and 2014 was at $27.3 million and $16.8 million, respectively, with an average interest rate of 2.26% and 2.86%, respectively.

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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$28,062	$18	0.25%	$25,178	$14	0.22%
Investment securities	80,533	366	1.82%	73,012	342	1.87%
Loans, net of unearned fees (1) (2)	679,279	7,834	4.58%	612,340	7,299	4.73%

Total Interest Earning Assets	787,874	8,218	4.14%	710,530	7,655	4.27%

Non-Interest Earning Assets:
Allowance for loan losses	(8,344)			(8,249)
All other assets	73,829			65,714

Total Assets	$853,359			$767,995

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$142,022	143	0.40%	$110,462	132	0.47%
Savings deposits	229,999	278	0.48%	231,593	272	0.47%
Money market deposits	72,520	29	0.16%	71,497	29	0.16%
Time deposits	105,048	349	1.32%	79,366	280	1.40%
Repurchase agreements	23,907	19	0.32%	20,759	17	0.32%
Borrowings	27,299	155	2.26%	16,790	121	2.86%

Total Interest Bearing Liabilities	600,795	973	0.64%	530,467	851	0.64%

Non-Interest Bearing Liabilities:
Demand deposits	149,381			134,418
Other liabilities	6,541			5,377

Total Non-Interest Bearing Liabilities	155,922			139,795

Shareholders' Equity	96,642			97,733

Total Liabilities and Shareholders' Equity	$853,359			$767,995

NET INTEREST INCOME		$7,245			$6,804

NET INTEREST SPREAD (3)			3.50%			3.63%

NET INTEREST MARGIN (4)			3.65%			3.80%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
ASSETS
Interest Earning Assets:
Interest bearing deposits in banks	$30,754	$58	0.25%	$27,254	$51	0.25%
Investment securities	76,145	1,019	1.78%	74,008	1,058	1.91%
Loans, net of unearned fees (1) (2)	652,822	22,720	4.65%	605,480	21,578	4.76%

Total Interest Earning Assets	759,721	23,797	4.19%	706,742	22,687	4.29%

Non-Interest Earning Assets:
Allowance for loan losses	(8,192)			(7,991)
All other assets	72,167			65,907

Total Assets	$823,696			$764,658

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$126,284	402	0.43%	$110,209	381	0.46%
Savings deposits	229,516	828	0.48%	234,062	816	0.47%
Money market deposits	72,050	86	0.16%	71,997	88	0.16%
Time deposits	102,088	1,009	1.32%	81,864	891	1.46%
Repurchase agreements	22,340	51	0.31%	19,221	47	0.33%
Borrowings	27,236	468	2.30%	17,264	365	2.83%

Total Interest Bearing Liabilities	579,514	2,844	0.66%	534,617	2,588	0.65%

Non-Interest Bearing Liabilities:
Demand deposits	142,326			128,226
Other liabilities	6,380			5,223

Total Non-Interest Bearing Liabilities	148,706			133,449

Shareholders' Equity	95,476			96,592

Total Liabilities and Shareholders' Equity	$823,696			$764,658

NET INTEREST INCOME		$20,953			$20,099

NET INTEREST SPREAD (3)			3.53%			3.64%

NET INTEREST MARGIN (4)			3.69%			3.80%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2014			September 30, 2014
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$2	$2	$4	$7	$-	$7
Investment securities	35	(11)	24	31	(70)	(39)
Loans, net of unearned fees	798	(263)	535	1,687	(545)	1,142

Total Interest Income	835	(272)	563	1,725	(615)	1,110

Interest Paid On:
NOW deposits	38	(27)	11	56	(35)	21
Savings deposits	(2)	8	6	(16)	28	12
Money market deposits	-	-	-	-	(2)	(2)
Time deposits	91	(22)	69	220	(102)	118
Repurchase agreements	3	(1)	2	8	(4)	4
Borrowings	75	(41)	34	211	(108)	103

Total Interest Expense	205	(83)	122	479	(223)	256

Net Interest Income	$630	$(189)	$441	$1,246	$(392)	$854

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2015 was $120,000, as compared to no provision for the corresponding 2014 period. During the third quarter of 2014, the Company had net loans recoveries of $497,000, which resulted in no provision for loan losses in that period. The $120,000 provision for three months ended September 30, 2015 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2014 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.4 million, or 1.25% of total loans at September 30, 2015, as compared to $8.1 million, or 1.29% at December 31, 2014.

In management’s opinion, the level of allowance for loan losses, totaling $8.4 million at September 30, 2015, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2015, non-interest income amounted to $836,000 compared to $712,000 for the corresponding period in 2014. The increase of $124,000, or 17.4%, was primarily due to a $273,000 increase in residential mortgage banking revenue, partially offset by decreases in gains on SBA loan sales of $74,000 and other loan fees of $37,000 due to lower loan prepayment fees.

Non-Interest Expenses

Non-interest expense for the quarter ended September 30, 2015 totaled $5.3 million, an increase of $486,000, or 10.1%, compared to the same period in 2014. The increase was due primarily to a $356,000 increase in salary and benefit expenses due primarily to the hiring of additional key personnel in its commercial and residential lending groups along with both annual merit increases and commissions paid for higher residential mortgage banking volume generated during the quarter. Occupancy and equipment expenses increased $96,000 due primarily to the opening of our new Freehold and Cranford, New Jersey branches along with increased expenses associated with computer and technology upgrades. Additionally, professional fees increased by $81,000 due primarily to higher recruitment costs and legal expenses. These increases were partially offset by lower net expenses of $130,000 related to OREO and repossessed asset expenses, impairments, and sales due to a $104,000 gain from the sale of an OREO property during the current quarter.

Income Taxes

The Company recorded income tax expense of $961,000 for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014. The effective tax rates for the three months ended September 30, 2015 and 2014 were 36.2% and 37.3%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

Nine months ended September 30, 2015 compared to September 30, 2014

Net Interest Income

Net interest income increased by $854,000, or 4.2%, for the nine months ended September 30, 2015 from the same period in 2014, primarily as a result of an increase in average loans and higher level of average non-interest bearing demand deposits, partially offset by an 11 basis point contraction yield on the loan portfolio. Average interest earning assets for the nine months ended September 30, 2015, increased $53.0 million, or 7.5%, from the same period in 2014. The net interest spread and net interest margin decreased to 3.53% and 3.69%, for the nine months ended September 30, 2015 and September 30, 2014, respectively, from 3.64% and 3.80%, respectively, for same prior year period. These decreases were primarily the result of the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment.

Total interest income for the nine months ended September 30, 2015 increased by $1.1 million, or 4.9%. The increase was primarily due to a volume-related increase in interest income of $1.7 million, partially offset by a $615,000 rate-related decrease in interest income for the nine months ended September 30, 2015 as compared to the same prior year period.

Interest and fees on loans increased $1.1 million, or 5.3%, to $22.7 million for the nine months ended September 30, 2015 compared to $21.6 million for the corresponding period in 2014. Volume-related increases of $1.7 million were partially offset by rate-related decreases of $545,000. The average balance of the loan portfolio for the nine months ended September 30, 2015 increased by $47.3 million, or 7.8%, to $652.8 million from $605.5 million for the corresponding period in 2014. The average annualized yield on the loan portfolio was 4.65% for the nine months ended September 30, 2015 compared to 4.76% for the nine months ended September 30, 2014. Additionally, the average balance of non-accrual loans, which amounted to $3.7 million and $6.4 million at September 30, 2015 and 2014, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.0 million for the nine months ended September 30, 2015, a decrease of $39,000, or 3.7%, compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, investment securities had an average balance of $76.1 million with an average annualized yield of 1.78% compared to an average balance of $74.0 million with an average annualized yield of 1.91% for the nine months ended September 30, 2014.

Interest income on interest bearing deposits was $58,000 for the nine months ended September 30, 2015, representing an increase of $7,000, or 13.7%, from $51,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, interest bearing deposits had an average balance of $30.8 million and $27.3 million, respectively. The average annualized yield was 0.25% for both the nine month periods ended September 30, 2015 and 2014.

Interest expense on interest-bearing liabilities amounted to $2.8 million for the nine months ended September 30, 2015 compared to $2.6 million for the corresponding period in 2014, an increase of $256,000, or 9.9%. This increase in interest expense was comprised of a $479,000 in volume-related increase primarily resulting from deposit growth, partially offset by $223,000 in rate-related decreases.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $579.5 million for the nine months ended September 30, 2015 from $534.6 million for the same period last year, an increase of $44.9 million, or 8.4%. Our average NOW accounts increased $16.1 million to $126.3 million with an average annualized cost of 0.43% during the nine months ended September 30, 2015, from $110.2 million with an average annualized cost of 0.46% during the same period in 2014. Average time deposits increased by $20.2 million compared to the same period in 2014. For the nine months ended September 30, 2015, the average annualized cost for all interest-bearing liabilities was 0.66%, compared to 0.65% for the nine months ended September 30, 2014, an increase of 1 basis point. Additionally, our average non-interest bearing demand deposits totaled $142.3 million, an increase of $14.1 million, or 11.0%, over the same period last year.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2015 were $22.3 million, with an average interest rate of 0.31%, compared to $19.2 million, with an average interest rate of 0.33%, for the nine months ended September 30, 2014.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2015 was $27.2 million with an average interest rate of 2.30% compared to $17.3 million, with an average interest rate of 2.83%, for the nine months ended September 30, 2014.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2015 was $400,000, as compared to a provision for loan losses of $521,000 for the corresponding 2014 period. The $121,000 decrease in our provision for the nine months was primarily due to lower net loan charge-offs coupled with improvements in overall asset quality, which lowered the need for specific reserves. The $400,000 provision for the nine months ended September 30, 2015 was driven by a number of factors, including level of charge-offs and recoveries, our assessment of the current state of the economy, and allowances related to impaired loans and loan activity. The provision for the comparable 2014 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2015 totaled $2.6 million, an increase of $357,000, or 16.3%, compared to the same period in 2014. This increase was largely due to a $453,000 increase in mortgage banking revenue and a $208,000 gain on the sale of a branch property. These increases were partially offset by decreases of $198,000 in other loan fees due to lower loan prepayment fees and $93,000 in service fees on deposit accounts.

Non-Interest Expenses

For the nine month period ended September 30, 2015, non-interest expense totaled $15.8 million, an increase of $1.3 million, or 9.1%, compared to the same period in 2014. This was due primarily to an increase of $737,000 in salaries and employee benefits due primarily to the hiring of additional revenue-producing staff to support our growth coupled with both merit increases and commissions paid for higher residential mortgage banking volume generated during the first nine months of 2015. Occupancy and equipment expenses increased $346,000 due primarily to the opening of our new Freehold and Cranford, New Jersey branches as well as technology upgrades. Additionally, professional fees increased $146,000 due to higher legal and recruitment costs. These increases were partially offset by a decrease of $89,000 in OREO and repossessed asset expenses, impairments, and sales primarily due to a $104,000 gain from the sale of an OREO property during the current quarter.

Income Taxes

The Company recorded income tax expense of $2.7 million for both the nine months ended September 30, 2015 and 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 36.7% and 37.2%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

FINANCIAL CONDITION

Assets

At September 30, 2015, our total assets were $842.3 million, an increase of $61.1 million, or 7.8%, from total assets of $781.2 million at December 31, 2014. At September 30, 2015, our total loans were $675.6 million, an increase of $48.0 million, or 7.6%, from the $627.6 million reported at December 31, 2014. Investment securities, including restricted stock, were $82.1 million at September 30, 2015 as compared to $73.7 million at December 31, 2014, an increase of $8.4 million, or 11.4%. At September 30, 2015, cash and cash equivalents totaled $42.9 million compared to $36.1 million at December 31, 2014, an increase of $6.8 million, or 18.8%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both September 30, 2015 and December 31, 2014.

Liabilities

Total deposits increased $48.3 million, or 7.5%, to $690.7 million at September 30, 2015, from $642.4 million at December 31, 2014. Deposits are the Company’s primary source of funds. The Company anticipates loan demand to increase during the remainder of 2015 and beyond and will depend on the expansion and maturation of deposits from our branch network as the primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and Listed Service CDs at opportune times during changing rate cycles. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future quality loan demand, the Company intends to use the most cost-effective funding available within the market area.

Securities Portfolio

Investment securities, including restricted stock, totaled $82.1 million at September 30, 2015 compared to $73.7 million at December 31, 2014, an increase of $8.4 million, or 11.4%. During the nine months ended September 30, 2015 and 2014, investment securities and restricted stock purchases amounted to $40.4 million and $15.7 million, respectively, while repayments, calls and maturities amounted to $8.1 million and $12.6 million, respectively. Additionally, for the nine months ended September 30, 2015 and 2014, there were investment securities sales totaling $24.3 million and $5.6 million, in which the Company recorded net gains of $37,000 for the nine months ended September 30, 2015 compared to $19,000 in net gains during the same period in 2014.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities and a limited amount of corporate debt securities. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2015, the Company maintained $19.5 million of GSE mortgage-backed securities in the investment portfolio and $17.4 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, and adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at September 30, 2015. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2015, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount, as of September 30, 2015 and December 31, 2014.

	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$96,807	14.3%	$96,514	15.4%
Real estate – construction	98,355	14.6%	89,145	14.2%
Real estate – commercial	415,525	61.5%	383,777	61.1%
Real estate – residential	37,761	5.6%	30,808	4.9%
Consumer	27,703	4.1%	28,095	4.5%
Unearned fees	(567)	(0.1%)	(725)	(0.1%)
Total loans	$675,584	100.0%	$627,614	100.0%

For the nine months ended September 30, 2015, total loans increased by $48.0 million, or 7.6%, to $675.6 million from $627.6 million at December 31, 2014. The increase was due to growth in commercial real estate, residential, construction, and commercial and industrial lending. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending during the remainder of 2015 and into 2016, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market, if warranted. During the second quarter of 2015, we replaced our Freehold, New Jersey LPO with a full service branch to support that market. During the second quarter of 2014, we replaced our New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate two LPOs in the Summit and Toms River, New Jersey markets. Both of these LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

Commercial and industrial loans increased $293,000, or 0.3%, to $96.8 million at September 30, 2015 from $96.5 million at December 31, 2014. Real estate residential loans increased $7.0 million, or 22.7% to $37.8 million at September 30, 2015 from $30.8 million at December 31, 2014. Real estate commercial loans increased by $31.7 million, or 8.3%, to $415.5 million at September 30, 2015 from $383.8 million at December 31, 2014. Real estate construction loans increased by $9.2 million, or 10.3%, to $98.4 million. These increases were partially offset by a decrease in Consumer loans of $392,000, or 1.4%, to $27.7 million at September 30, 2015 from $28.1 million at December 31, 2014.

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

At September 30, 2015 and December 31, 2014, the Company had $3.7 million and $6.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At September 30, 2015 and December 31, 2014, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Non-Performing Assets:
Non-Accrual Loans:
Commercial and industrial	$142	$119
Real estate-construction	-	407
Real estate-commercial	2,801	4,722
Real estate – residential	542	694
Consumer	195	295
Total Non-Accrual Loans	3,680	6,237
Loans 90 days or more past due and still accruing	-	-
Total Non-Performing Loans	3,680	6,237
Other Real Estate Owned	495	1,603
Total Non-Performing Assets	$4,175	$7,840
Ratios:
Non-Performing loans to total loans	0.54%	0.99%
Non-Performing assets to total assets	0.50%	1.00%
Troubled Debt Restructured Loans:
Performing	$11,290	$16,284
Non-performing (included in non-performing assets above)	1,578	4,269

Total non-performing loans decreased by $2.6 million from December 31, 2014. At September 30, 2015, twelve loans comprise the $3.7 million in non-performing loans as compared to sixteen loans for the $6.2 million at December 31, 2014. At September 30, 2015, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2015, non-performing commercial and industrial loans increased by $23,000 from December 31, 2014, due to the addition of one new credit. The $142,000 is comprised of two commercial term loans.

At September 30, 2015, non-performing real estate construction loans decreased by $407,000 from December 31, 2014, due to the payoff of three construction loans during 2015.

At September 30, 2015, non-performing real estate commercial loans decreased by $1.9 million from December 31, 2014, due primarily to one loan totaling $1.7 million, which was returned to active status during the first quarter, and the payoff of one loan during the third quarter, partially offset by the addition of one new loan totaling $529,000.

At September 30, 2015, non-performing real estate residential loans decreased by $152,000 from December 31, 2014 due to the transfer of one loan to OREO.

At September 30, 2015, non-performing consumer loans decreased by $100,000 from December 31, 2014, primarily due to the charge-off of one loan totaling $80,000.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2015, the Bank had $495,000 of OREO, consisting of two properties, as compared to $1.6 million at December 31, 2014, which consisted of three properties. During the third quarter of 2015, one property totaling $1.1 million was sold for a $104,000 gain while in the second quarter, one property totaling $192,000 was sold for a $3,000 gain. All of our OREO are aggressively marketed and are monitored on a regular basis to ensure valuations are in line with current fair market values.

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

As of September 30, 2015, TDRs totaled $12.9 million as compared to $20.6 million at December 31, 2014, a decrease of $7.7 million. The decrease of $7.7 million was primarily due to the refinance of a $5.2 million commercial real estate loan, which was underwritten at current market conditions with no new concessions granted. As such, this loan was removed from TDR status. The remaining decrease of $2.5 million was largely the result of pay downs and payoffs on other loans throughout the year. Concessions made on TDR loans generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $12.9 million of TDRs is comprised of $4.3 million in real estate commercial loans, $3.9 million in real estate construction loans, $4.1 million in commercial loans, $384,000 in residential mortgage loans and $212,000 in consumer loans. All but four identified TDRs as of September 30, 2015, are collateral-dependent loans. The four others are cash flow dependent. Of the $12.9 million, none have specific reserves in our ALLL computation. The entire $12.9 million of TDR’s are adequately collateralized requiring no specific reserves.

The $4.3 million in real estate commercial loans identified as TDRs are all accruing, with the exception of four non-accrual loans totaling $1.5 million. The first non-accrual loan, totaling $1.4 million, is secured by real estate, and we are in the early stages of commencing foreclosure proceedings. The remaining three non-accrual loans total $65,000. The remaining $2.8 million of performing TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.9 million in real estate construction loans are primarily comprised of four relationships, one of which totaling $545,000, includes fully improved building lots under contract of sale to one national home builder. The lot sales are structured as tranche takedowns with repayments expected in full by the end of 2015. The remaining three projects with a total of $3.3 million are currently being developed, under contract and/or amortizing.

The $4.1 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $111,000. This category increased by $3.0 million due to the addition of one relationship consisting of five loans, which totaled $3.0 million, all of which are performing.

The $384,000 in real estate residential loans and $217,000 in consumer loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At September 30, 2015, the Company had $17.8 million in loans that were risk rated as special mention or substandard, which includes $3.7 million in non-accrual loans that are included in the substandard category. This $17.8 million of special mention and substandard loans represents a decrease of $9.0 million from the $26.8 million reported at December 31, 2014. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and pay downs.

At September 30, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014.

	September 30,		December 31,
	2015	2014	2014
	(in thousands, except percentages)

Balance at beginning of year	$8,069	$7,872	$7,872
Provision charged to expense	400	521	621
Loans charged off, net	(40)	(92)	(424)
Balance of allowance at end of period	$8,429	$8,301	$8,069

Ratio of net charge-offs to average loans outstanding (annualized)	0.01%	0.02%	0.07%
Balance of allowance as a percent of loans at period-end	1.25%	1.35%	1.29%
Ratio of allowance at period-end to non-performing loans	229.05%	119.97%	129.37%

At September 30, 2015, the Company’s allowance for loan losses was $8.4 million compared with $8.1 million at December 31, 2014. Loss allowance as a percentage of total loans at September 30, 2015 was 1.25%, compared with 1.29% at December 31, 2014. The Company recorded a $400,000 provision to the allowance for loan losses for the nine month period ended September 30, 2015 as compared to $521,000 for the comparable period in 2014. The $121,000 decrease in our provision for the nine months was primarily due to a decrease in net charge-offs from $92,000 during the first nine months of 2014 to $40,000 during the first nine months of 2015 as well as improved asset quality. Non-performing loans at September 30, 2015 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $187,000 for both the nine months ended September 30, 2015 and 2014. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $335,000 and $347,000 for the nine months ended September 30, 2015 and 2014, respectively.

Premises and Equipment

Premises and equipment totaled approximately $5.2 million and $5.7 million at September 30, 2015 and December 31, 2014, respectively. The reduction was primarily due to the sale of a branch property in Union County, New Jersey, with its operations consolidated into our South Avenue branch. The resultant reduction in fixed assets, net of accumulated depreciation, amounted to $717,000, and the Company realized a gain of $208,000 from the sale. This fixed asset reduction was partially offset by new capital expenditures, primarily related to the new Cranford and Freehold branches during the first half of 2015. Depreciation expenses totaled $592,000 and $436,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in the expense was primarily due the Cranford and Freehold additions during the nine months ended September 30, 2015.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at September 30, 2015 and $18.2 million at December 31, 2014. The Company’s intangible assets at September 30, 2015 were comprised of $18.1 million of goodwill and $19,000 of core deposit intangibles, net of accumulated amortization of $2.1 million. The Company performed its annual goodwill impairment analysis as of September 30, 2015. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. At December 31, 2014, the Company’s intangible assets were comprised of $18.1 million of goodwill and $57,000 of core deposit intangibles, net of accumulated amortization of $2.0 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill” in the Company’s financial statements.

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

Total deposits at September 30, 2015 were $690.7 million, an increase of 7.5% from the $642.4 million at December 31, 2014. Core checking deposits at September 30, 2015 increased $30.0 million, or 11.7%, to $285.9 million when compared to year-end 2014, primarily due to a new municipal deposit relationship coupled with seasonality, while savings, money market and time deposits increased $18.3 million, or 4.7%. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs during the nine months of 2015. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at September 30, 2015 amounted to $611.7 million and accounted for 88.6% of total deposits, as compared to $571.6 million and 89.0%, at December 31, 2014. During 2015, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs over $100,000 at September 30, 2015 totaled $52.3 million as compared to $43.2 million at December 31, 2014, an increase of $9.1 million, or 21.1%. At September 30, 2015, the Company had $28.1 million in brokered CDs as compared to $29.0 million at December 31, 2014, with rates ranging from 1.03% to 2.15% with original terms ranging from 30 to 84 months, while Listed Service CDs totaled $30.3 million compared to $10.2 million at December 31, 2014 with rates between 0.96% to 2.06% and original terms ranging from 24 to 60 months.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $51.4 million based on the current loan collateral pledged of $98.1 million at September 30, 2015.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At September 30, 2015 and December 31, 2014, the Company had no short-term borrowings outstanding.

At September 30, 2015 and December 31, 2014, long-term debt consisted of advances from the FHLB, which amounted to $26.5 million at September 30, 2015 compared to $16.0 million at December 31, 2014. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of securing laddered advances through the FHLB during the first quarter of 2015. Total FHLB advances had a weighted average interest rate of 2.28% and 2.89% at September 30, 2015 and December 31, 2014, respectively.

These advances are contractually scheduled for repayment as follows:

	September 30, 2015	December 31, 2014	Rate	Original Term	Maturity
	(dollars in thousands)

Fixed Rate Note	$7,500	$7,500	3.97%	10 years	November 2017
Fixed Rate Note	-	1,500	2.00%	5 years	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6 years	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7 years	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4 years	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5 years	October 2018
Fixed Rate Note	2,700	-	0.60%	1 year	January 2016
Fixed Rate Note	1,000	-	0.97%	2 years	January 2017
Fixed Rate Note	1,300	-	1.31%	3 years	January 2018
Fixed Rate Note	1,800	-	1.59%	4 years	January 2019
Fixed Rate Note	2,700	-	1.81%	5 years	January 2020
Fixed Rate Note	2,500	-	2.03%	6 years	January 2021
	$26,500	$16,000

The maximum amount outstanding of FHLB advances during the nine months ended September 30, 2015 and at any month-end during 2014 was $28.0 million and $17.5 million, respectively. The average interest rates paid on FHLB advances was 2.30% and 2.83% during the nine months ended September 30, 2015 and 2014, respectively.

In September 2015, the FHLB issued a $20.1 million municipal deposit letter of credit in the name of Two River Community Bank naming the NJ Department of Banking and Insurance as beneficiary. The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days after the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $21.3 million at September 30, 2015 from $23.3 million at December 31, 2014, a decrease of $2.0 million, or 8.6%.

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

At September 30, 2015, the Company had $42.9 million in cash and cash equivalents as compared to $36.1 million at December 31, 2014. Cash and cash equivalent balances include $22.1 million and $17.8 million of interest bearing deposits at the Federal Reserve Bank of New York at September 30, 2015 and December 31, 2014, respectively.

On July 21, 2015, the Company filed a registration statement with the SEC permitting it to issue a combination of securities, in one or more offerings, from time to time, up to $30.0 million. This registration statement was declared effective by the SEC on September 4, 2015. The purpose of this newly filed registration statement was to replace the availability previously provided by the Company’s registration statement filed in August 2012.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(dollars in thousands)

Home equity lines of credit	$20,349	$18,619
Commitments to fund commercial real estate and construction loans	95,492	99,802
Commitments to fund commercial and industrial and other loans	46,124	42,209
Commercial and financial letters of credit	4,068	4,754
	$166,033	$165,384

Capital

Shareholders’ equity increased by approximately $3.7 million, or 3.9%, to $97.6 million at September 30, 2015 compared to $93.9 million at December 31, 2014. Net income for the nine month period ended September 30, 2015 added $4.6 million to shareholders’ equity. Additionally, stock-based option compensation expense of $154,000, options exercised of $103,000, employee stock purchase plan purchases of $40,000 and $105,000 in after-tax net unrealized gains on securities available for sale contributed to the increase during the nine months ended September 30, 2015. These increases were partially offset by decreases of $497,000 in common stock repurchased, $754,000 in cash dividends on common stock, and $45,000 relating to the dividends on the preferred stock Series C.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at September 30, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2015, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have changed the Bank’s classification.

The capital ratios of the Company and the Bank, at September 30, 2015 and December 31, 2014, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of September 30, 2015
Common Equity Tier 1 Capital to Risk Weighted Assets	10.15%	10.91%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.55%	9.50%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.97%	10.91%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.13%	12.07%	8.00%	10.00%

As of December 31, 2014
Tier 1 Capital to Average Assets (Leverage Ratio)	9.95%	9.90%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	11.36%	11.31%	4.00%	6.00%
Total Capital to Risk Weighted Assets	12.57%	12.51%	8.00%	10.00%

______________________________________
* Applies to the Bank only.

Basel III Capital Rules. In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 Capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

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

As of September 30, 2015, the Bank would have a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

July 1, 2015 through July 31, 2015	-	-	-	1,756,235
August 1, 2015 through August 31, 2015	20,500	9.04	20,500	1,570,140
September 1, 2015 through September 30, 2015	7,300	9.05	7,300	1,503,783

Total	27,800	9.04	27,800

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

TWO RIVER BANCORP

Date: November 13, 2015	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)