Form 10-K
period 2015-12-31
TWO RIVER BANCORP
filed 2016-03-25
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $65,508,574.

As of March 14, 2016, 7,943,446 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2015.

i

FORM 10-K

ii

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

Two River Bancorp serves as a holding company for Two River Community Bank (“Two River” or the “Bank”), a New Jersey state-chartered commercial bank, having a branch network consisting of 15 branches in Monmouth, Middlesex and Union Counties and one loan production office (“LPO”) in Ocean County, New Jersey.

As of December 31, 2015, the Company had consolidated assets of $863.7 million, total loans of $693.1 million, total deposits of $708.4 million and shareholders’ equity of $93.0 million.

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

Employees

As of December 31, 2015, the Company and its subsidiaries had 143 full-time equivalent employees, of whom 140 were full-time and 5 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial, residential and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex and Union Counties, New Jersey. The Bank also offers its customers numerous banking products such as safe deposit boxes, night depository, wire transfers, money orders, automated teller machines, direct deposit, telephone and internet banking and corporate business services.

The Bank currently operates 15 banking offices in Monmouth, Middlesex and Union Counties, New Jersey and a corporate headquarters building.

The Bank’s corporate headquarters is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey, while its principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Allaire, Atlantic Highlands, Manasquan, Navesink, Port Monmouth, Freehold, Red Bank, Tinton Falls (2), West Long Branch, New Brunswick, Westfield, Cranford and Fanwood, New Jersey.

The Bank also operates one regional LPO in Ocean County, New Jersey, for the purpose of expanding our presence in this community.

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

Growth Strategy

Our strategy is to be recognized as the premier provider of financial services by exceeding the service expectations of all of our customers while creating a rewarding environment for our employees.

We have adopted and implemented a formal strategic plan that centers on the following key issues:

●	Ensuring profitable, controlled growth in earnings
●	Improving the overall risk profile of the Company through risk management
●	Evaluating possible acquisitions, should the right opportunities exist
●	Solidifying strong management practices with a focus on being effective stewards of capital

During 2015, we focused on growth in its core markets by increasing loan production and improving profitability. The Company grew loans by $65.5 million and achieved record annual net income to common shareholders of $6.3 million. The Company also redeemed its remaining $6.0 million of Series C preferred stock that was issued to the United States Treasury in connection with our participation in the Treasury’s Small Business Lending Fund Program.

We are focusing on establishing a market presence in the communities between Union and Ocean Counties by adding strategically located new offices and considering selective acquisitions that would be accretive to earnings within the first full year of combined operations.

We will accomplish this goal while operating in a safe and sound manner to provide a desirable return to its investors through a combination of organic expansion, proactive branch management, expansion of loan production offices and possible acquisitions that are immediately accretive in value.

An example was the opening of our branch in New Brunswick in early 2014, which was made possible by the business generated by our New Brunswick loan production office (“LPO”). The same held true with the opening of our branch in Freehold in May 2015, which was made possible by our Freehold LPO presence. During 2014, the Bank opened an LPO in Toms River, New Jersey, for the purpose of expanding our presence in this community.

We have taken the approach of opening low cost LPOs in contiguous markets, and once a certain level of business is achieved, we will consider replacing these LPOs with a full service branch at an appropriate location within that market. To date, we have one active LPO with a second one planned in the first quarter of 2016 in the Summit, New Jersey market.

On January 8, 2015, the Company opened a newly constructed full-service branch at 245-249 North Avenue in Cranford, New Jersey. On January 22, 2015, we closed and consolidated our store front office located at 104 Walnut Avenue into this new branch location. In June 2015, the Company closed its Elm Street branch in Westfield and sold the property for a net gain of $208,000. Its operations were consolidated into our South Avenue branch. The closure of both offices was in line with our strategic plans of optimizing the profitability of our branch network.

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

In summary, our priorities include the following:

●	Looking for opportunities to expand and optimize our branch network
●	Organically growing the size of the loan portfolio
●	Optimizing our deposit product line
●	Growing fee income primarily through SBA lending and mortgage banking
●	Utilizing technology to attract new customers and lower costs
●	Enhancing our electronic delivery channels
●	Reducing costs associated with non-performing assets and other real estate owned

Competitive Advantages

Attractive franchise in demographically desirable markets in New Jersey

We believe that the Bank has a strong regional presence in Monmouth, Middlesex and Union Counties, which consist of densely populated areas with average household incomes above the US National average. The Company currently has 11 branches in Monmouth County, which currently ranks as the fifth highest average household income county in New Jersey.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings and money market accounts plus certificates of deposit (“CD”). The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on CD products. Other products and services include remote deposit capture, safe deposit boxes, ACH services, debit and ATM cards, money orders, direct deposit and coin counting. We also offer customers the convenience of a full complement of electronic banking services accessible either through the web, mobile device or telephone. These services allow customers to perform various transactions, such as check account balances, receive email alerts, transfer funds, initiate stop payment requests, re-order checks and pay bills. The Bank continues to invest in technology solutions for its customers and plans to expand and enhance its electronic services.

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

Commercial and Industrial and Commercial Real Estate Loans

The Bank originates commercial and industrial loans for business purposes to sole proprietorships, partnerships, corporations, limited liability companies, and small businesses in our lending market areas. We extend commercial business loans on a secured and unsecured basis. Secured commercial loans are generally collateralized by residential and nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment, and furniture and fixtures. To further enhance our security position, we typically require personal guarantees of the principal owners of the entities to which we extend credit. These loans are made on both lines of credit and fixed-term basis ranging from one to five years in duration.

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

We typically retain adjustable-rate mortgage (“ARM”) loans in our portfolio. In recent periods, borrowers have largely trended towards fixed-rate loans as a result of the continuation of the historically low interest rate market. The Company’s fixed-rate banking activities are typically limited to the sale of mortgage loans with contractual maturities generally exceeding fifteen years and beyond. These loans are sold, on a case-by-case basis, in the secondary market as part of the Company’s efforts to manage interest rate risk.

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

Market Area

Our primary market area consists of Monmouth, Middlesex, Ocean and Union Counties, New Jersey. Our customer base is primarily made up of business and personal banking relationships within these market areas.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2015, approximately 51% of our deposits are from businesses and 49% from consumers.

Competition

The Bank faces substantial competition for deposits and creditworthy borrowers. It competes with New Jersey and regionally based commercial banks, savings banks and savings and loan associations, as well as national financial institutions, many of which have assets, capital and lending limits greater than that of the Bank. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

In all four counties in which we do business, we have significant competition from banks with much larger branch networks nationwide, as well as credit unions and other community banks.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate to provide for probable losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance when realized. Risks from the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan reviewers, the directors’ asset quality loan committee, the Board of Directors and our regulators.

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

Small Business Lending Fund

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”), created as part of the Small Business Jobs Act. The SBLF provided Tier 1 Capital to community banks, and the terms of this capital contained incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualified as Tier 1 Capital. On December 15, 2014, the Company redeemed $6.0 million (6,000 shares) of the outstanding SBLF Preferred Shares and on December 15, 2015, the remaining $6.0 million (6,000 shares) was redeemed. From July 1, 2013 to their redemption on December 15, 2015, the dividend rate on the SBLF Preferred Shares was 1.00%.

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

In 2015, Two River Bancorp paid $1.0 million in cash dividends to common shareholders and $57,500 in dividends on the SBLF Preferred Shares.

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

Deposit Insurance

All U.S. banks are required to have their deposits insured by the FDIC. The maximum amount of deposit insurance per depositor is $250,000. The FDIC charges premiums or “assessments” to pay for the deposit insurance provided. These assessments are based on the average total assets of a bank minus the bank’s average tangible equity.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total  assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2015, Two River Bancorp’s leverage ratio was 8.97%.

The Company’s and the Bank’s capital ratios at December 31, 2015 and 2014 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource.” Both the Company and the Bank were “well-capitalized” at December 31, 2015.

Basel III Capital Rules. Effective on January 1, 2015, the federal bank regulatory agencies revised their capital adequacy guidelines and prompt corrective action rules to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

The rules generally implement higher minimum capital requirements, add a new common equity Tier 1 Capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.

Under these new requirements, as of December 31, 2015, the Company and the Bank are well-capitalized and each of them has a capital conservation buffer greater than 2.5%.

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

The USA PATRIOT Act

The USA PATRIOT Act of 2001 is a comprehensive anti-terrorism law. Title III of the USA PATRIOT Act imposes significant anti-money-laundering compliance and due diligence obligations on financial institutions, imposes crimes and penalties and expands the extra-territorial jurisdiction of the United States. The Treasury has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as the Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

In the latest CRA performance evaluation examination report with respect to the Bank, dated October 26, 2015, the Bank received a rating of Outstanding.

Consumer Privacy

The Gramm-Leach-Bliley Act’s financial privacy provisions generally prohibit financial institutions, including Two River Bancorp and the Bank, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so. It has never been the policy of Two River Bancorp or the Bank, to release such information except as may be required by law.

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank’s capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable collateral. However, no loan to one borrower may exceed 25% of a bank’s statutory capital, notwithstanding collateral pledged to secure it.

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the beginning of this paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2015, the Bank’s lending limit to one borrower was $14.0 million.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) provides for, among other things:

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

All of the national stock exchanges, including the Nasdaq Global Market where our common stock is listed, have implemented corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of charters for the nominating, corporate governance, and audit committees. The rule changes are intended to, among other things, make the Board of Directors independent of management and allow shareholders to more easily and efficiently monitor the performance of companies and directors. These increased burdens have increased our legal and accounting fees along with the amount of time that our Board of Directors and management must devote to corporate governance issues.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, significantly restructured financial regulation in the United States.

However the implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies, as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

●

The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense but, to date, it has not.

●	The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.

●	The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

●

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 Capital; however, trust preferred securities issued by a bank or thrift holding company after May 19, 2010, will no longer count as Tier 1 Capital. Trust preferred securities still will be entitled to be treated as Tier 2 Capital.

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

On April 29, 2015, the SEC proposed rules to implement Section 953(a) of the Dodd-Frank Act obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The timing of the final rule making and implementation has not yet been announced, but is expected for the 2017 proxy season.

On July 1, 2015, the SEC adopted proposed rules to implement Section 954 of the Dodd-Frank Act, directing national securities exchanges (like NYSE and Nasdaq) to establish listing standards requiring companies to adopt policies that require executive officers to pay back incentive-based compensation that they were erroneously awarded. The failure by any company to adopt, disclose and implement such a policy would result in a delisting of its securities by such exchanges. The required policy would provide that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement. The comment period for the proposed rule ended September 14, 2015, and the SEC has not taken any further action to finalize rules for the exchanges. However, companies must comply with the rule within 60 days of the final rule making.

Corporate Governance

On February 9, 2015, the SEC adopted proposed rules to implement Section 955 of the Dodd-Frank Act requiring that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member. The timing of the final rule making and implementation has not yet been announced.

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

Approximately 91.6% of our loan portfolio as of December 31, 2015 was comprised of loans collateralized by real estate, with 98.2% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2015, we had $104.2 million, or 15.0%, of our total loans in real estate construction loans. Of this amount, $5.1 million were land loans and $81.6 million were made to finance residential construction. Substantially all of these loans are located in Monmouth, Union and Middlesex Counties, New Jersey. Further, $17.5 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a percentage of our portfolio. As of December 31, 2015, commercial real estate loans and commercial and industrial loans totaled $522.8 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

We make both secured and some unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses or the guarantor(s). Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial and industrial loans generally will be serviced primarily from the operation of the business, which may not be successful, and commercial real estate loans generally will be serviced from income on the properties securing the loans.

Our financial condition and results of operations could be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

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

We may not be able to successfully integrate any banks or other businesses that we may acquire.

Our strategy has been to carefully evaluate each acquisition opportunity presented to us to determine whether it fits into our strategic growth plan and ensure that it does not involve excessive risk to the Company. Should we decide to pursue any acquisition opportunity, we may not be able to successfully integrate the assets, liabilities, customers, systems and management personnel we acquire into our operations, and we may not be able to realize related revenue synergies and cost savings within our expected time frames. In addition, we will incur substantial legal, investment banking, accounting and other expenses in pursuing any acquisitions. In respect to any completed acquisition, there will be potential goodwill impairment charges and fluctuations in the fair values of assets in the event projected financial results are not achieved within expected time frames.

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

Effective January 1, 2015, we became subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) Capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 Capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 Capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, when the buffer amount must be greater than 2.5% in order to avoid the limitations.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk weighting of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 Capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.

Under these new requirements, as of December 31, 2015, the Company and the Bank are well-capitalized and each of them has a capital conservation buffer greater than 2.5%.

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

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our common stock commenced trading on the Nasdaq Capital Market on April 4, 2006 and Nasdaq upgraded the listing of the common stock to the Nasdaq Global Market on August 12, 2015. However, trading volumes for our common stock have always been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. Accordingly, you may have difficulty selling our common stock at prices which you find acceptable or which accurately reflect the value of the Company.

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

On December 16, 2015, we completed a private placement of $10 million in aggregate principal amount fixed to floating rate subordinated debentures to certain institutional accredited investors. A portion of the proceeds from that private placement was used to repay the remaining $6.0 million of Series C preferred stock that was issued to the United States Treasury in connection with its participation in the Small Business Lending Fund Program. The remaining proceeds from the placement of the debenture will be used for general corporate purposes and to support future growth. In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated debentures and preferred stock. We currently have a shelf registration statement on file with the Securities and Exchange Commission to allow us to access the capital markets more quickly should the need or desire arise. Upon liquidation, holders of any debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

Office Location	Address	Description	Opened
Corporate Headquarters:	766 Shrewsbury Avenue Tinton Falls, NJ	17,626 sq. ft. building (leased)	10/12

The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Allaire:	Monmouth Executive Airport 229 Airport Road, Bldg. 13 Farmingdale, NJ	3,800 sq. ft. building (leased)	02/04

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	817 sq. ft. store front (leased)	03/02

Cranford Office:	245-249 North Avenue Cranford, NJ	2,438 sq. ft. stand-alone building (owned)	01/15

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Freehold:	31 East Main Street Freehold, NJ	2,060 sq. ft. in strip shopping center (leased)	05/15

Manasquan:	240 Route 71 Manasquan, NJ	3,761 sq. ft. stand-alone building (leased)	06/08

Navesink:	Eastpointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft. in strip shopping center (leased)	09/05

New Brunswick:	Kilmer Square 94 Albany Street New Brunswick, NJ	1,162 sq. ft. in strip shopping center (leased)	04/14

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	140 Broad Street Red Bank, NJ	2,459 sq. ft. store front (leased)	11/12

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	2,500 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,630 sq. ft. stand-alone building (leased)	10/98

The Company also leases one property in Toms River, New Jersey utilized as a loan production office, with a lease expiration date of July 31, 2016.

Item 3.	Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2015, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “TRCB.” The following are the high and low sales prices per share.

	2015		2014
	High	Low	High	Low
First Quarter	$8.87	$8.19	$8.22	$7.20
Second Quarter	9.50	8.58	8.51	7.96
Third Quarter	9.24	8.80	8.94	7.85
Fourth Quarter	9.98	8.86	8.70	7.87

As of March 14, 2016, there were approximately 494 record holders of the Company’s common stock.

For the year ended December 31, 2015, the Company paid a cash dividend of $0.13 per share.

During the quarter ended December 31, 2015, no shares were repurchased under the Company’s share repurchase program.

All shares repurchased to date have been transacted under the Company’s share repurchase program (the “Repurchase Program”), approved and adopted on December 17, 2015, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016.

The Company maintains a Shareholder Rights Plan pursuant to which each outstanding share of the Company’s common stock also carries with it one right (a “Right”) entitling the holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $25.00, subject to adjustment (as so adjusted, the “Exercise Price”). Upon the acquisition or attempted acquisition of 10% or more of the Company’s outstanding common stock, and in certain other instances, the Rights have certain benefits designed to protect shareholders from abusive takeover tactics and attempts to acquire control of the Company at an inadequate price. The Rights are not exercisable or transferable unless certain specified events occur and will expire on July 20, 2021.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Two River Bancorp as of December 31, 2015 and 2014 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2015 and 2014, including the related notes thereto.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2015 and 2014 for goodwill and intangibles was completed and the Company did not require any impairment charge during the years ended December 31, 2015 and 2014.

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

Summary of Financial Results for the Years Ended December 31, 2015 and 2014

Net Income

The Company reported record net income available to common shareholders of $6.3 million for the year ended December 31, 2015, compared to $5.9 million in 2014, an increase of $390,000, or 6.6%. Basic and diluted earnings per common share after preferred stock dividends were $0.80 and $0.78, respectively, for the year ended December 31, 2015 compared to basic and diluted earnings of $0.74 and $0.73, respectively, per common share for the same period in 2014. Our results for 2015 were positively affected by an increase in net interest income primarily due to strong loan and core deposit growth, higher non-interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses primarily resulting from higher salaries and benefits and occupancy expenses.

Total Assets

Total assets increased by $82.5 million, or 10.6%, to $863.7 million at December 31, 2015 from $781.2 million at December 31, 2014. The increase in total assets was primarily the result of the loan growth funded mainly by core deposit growth during the year.

Total Loans and Deposits

Total loans amounted to $693.1 million at December 31, 2015, which was an increase of $65.5 million, or 10.4%, compared to the December 31, 2014 amount of $627.6 million. The Company continues to provide commercial, residential and consumer lending to our market customers, while maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $8.7 million, or 1.26% of total loans, at December 31, 2015, compared to $8.1 million, or 1.29% of total loans, at December 31, 2014.

Deposits increased to $708.4 million at December 31, 2015 from $642.4 million at December 31, 2014, an increase of $66.0 million, or 10.3%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting from increased business and consumer activity, along with certificates of deposit.

Shareholders’ Equity and Tangible Book Value per Common Share

Shareholders’ equity amounted to $93.0 million at December 31, 2015 from $93.9 million at December 31, 2014, a decrease of $930,000, or 1.0%, primarily due to the redemption of our remaining $6.0 million of outstanding Series C Preferred Stock and $1.0 million in cash dividends on common stock, partially offset by net income. At year-end 2015, tangible book value per common share (Non-GAAP Financial Measures) increased to $9.44 compared to $8.79 at December 31, 2014.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2015	2014	2013

Return on average assets	0.76%	0.78%	0.69%
Return on average tangible assets (1)	0.78%	0.80%	0.71%
Return on average equity	6.59%	6.21%	5.49%
Return on average tangible equity (1)	8.12%	7.64%	6.82%
Net interest margin	3.68%	3.79%	3.84%
Average equity to average assets	11.57%	12.60%	12.60%
Average tangible equity to average tangible assets (1)	9.60%	10.48%	10.40%

(1)	The following table provided the reconciliation of non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	2015	2014	2013

Total shareholders’ equity	$93,002	$93,932	$95,427
Less: preferred stock	-	(6,000)	(12,000)
Common shareholders’ equity	$93,002	$87,932	$83,427
Less: goodwill and other intangible assets	(18,118)	(18,166)	(18,252)
Tangible common shareholders’ equity	$74,884	$69,766	$65,175

Common shares outstanding	7,929	7,940	8,036
Book value per common share	$11.73	$11.08	$10.38

Book value per common share	$11.73	$11.08	$10.38
Effect of intangible assets	(2.29)	(2.29)	(2.27)
Tangible book value per common share	$9.44	$8.79	$8.11

Return on average assets	0.76%	0.78%	0.69%
Effect of intangible assets	0.02%	0.02%	0.02%
Return on average tangible assets	0.78%	0.80%	0.71%

Return on average equity	6.59%	6.21%	5.49%
Effect of average intangible assets	1.53%	1.43%	1.33%
Return on average tangible equity	8.12%	7.64%	6.82%

Average equity to average assets	11.57%	12.60%	12.60%
Effect of intangible assets	(1.97%)	(2.12%)	(2.20%)
Average tangible equity to average tangible assets	9.60%	10.48%	10.40%

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

Financial Results for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Interest Income

For the year ended December 31, 2015, net interest income amounted to $28.2 million, as compared to $26.9 million for the year ended December 31, 2014. This increase of $1.3 million, or 4.8%, was primarily the result of a higher volume of average interest earning assets and higher level of average core checking deposits. These positives were partially offset by the continued compression on our asset yields resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates. The Federal Reserve chose to raise short-term interest rates by 0.25% in December of 2015. Our average earning assets increased by $57.1 million, or 8.0%, to $768.0 million for the year ended December 31, 2015 from $710.9 million for the year ended December 31, 2014, while our net interest spread decreased by 11 basis points to 3.52% for the year ended December 31, 2015 as compared to 3.63% for the same period in 2014. Our net interest margin decreased by 11 basis points to 3.68% for year ended December 31, 2015 as compared to 3.79% for the same period in 2014. These decreases were primarily the result of the maturity, prepayment or contractual repricing of loans and securities in this prolonged low interest rate environment.

For the year ended December 31, 2015, total interest income increased to $32.1 million from $30.4 million for the year ended December 31, 2014. This increase of $1.7 million, or 5.6%, was primarily due to volume-related increases in interest income of $2.5 million, partially offset by interest rate-related decreases in interest income of $824,000, for the year ended December 31, 2015 as compared to the prior year. The average yield on our interest earning assets decreased by 9 basis points to 4.18% for the year ended December 31, 2015 from 4.27% for the prior year.

Interest and fees on loans increased by $1.7 million, or 5.9%, to $30.6 million for the year ended December 31, 2015 compared to $28.9 million for the same period in 2014. Of the $1.7 million increase in interest and fees on loans, $2.5 million was attributable to volume-related increases, which were partially offset by $764,000 of rate-related decreases. The average balance of the loan portfolio for the year ended December 31, 2015 increased by $52.2 million, or 8.6%, to $661.8 million from $609.6 million for the same period in 2014. The average annualized yield on the loan portfolio decreased to 4.63% for the year ended December 31, 2015, from 4.74% for the same period in 2014. The average balance of non-accrual loans was $4.1 million and $6.4 million for the years ended December 31, 2015 and 2014, respectively, which impacted the Company’s loan yield for both periods presented.

Interest income on interest bearing deposits was $74,000 for the year ended December 31, 2015, representing an increase of $4,000, or 5.7%, from $70,000 for the same period in 2014. For the year ended December 31, 2015, interest bearing deposits had an average balance of $28.6 million and an average annualized yield of 0.26% as compared to $27.0 million and the same average annualized yield for the 2014 period.

Interest income on investment securities totaled $1.4 million for the year ended December 31, 2015, unchanged from the $1.4 million for year ended December 31, 2014. For the year ended December 31, 2015, investment securities had an average balance of $77.5 million with an average annualized yield of 1.81%, compared to an average balance of $74.2 million with an average annualized yield of 1.89% for the year ended December 31, 2014.

Total interest expense amounted to $3.9 million for the year ended December 31, 2015, compared to $3.5 million for the corresponding period in 2014, an increase of $411,000, or 11.9%. Of this increase in interest expense, $681,000 was due to volume-related increases resulting from deposit growth, partially offset by $270,000 in rate-related decreases.

The average balance of interest-bearing liabilities increased to $584.6 million for the year ended December 31, 2015, from $536.5 million for the same period last year, an increase of $48.1 million, or 9.0%. The average balance in NOW deposits during 2015 increased $19.7 million from $111.0 million with an average annualized yield of 0.46% for the year ended December 31, 2014, to $130.7 million with an average annualized yield of 0.42% for the same period in 2015. Additionally, during 2015, average demand deposits reached $145.0 million, an increase of $14.5 million, or 11.1%, over the same period last year. Average time deposits increased by $20.0 million, or 24.0%, to $103.3 million with an average annualized yield of 1.32% for the year ended December 31, 2015, from $83.3 million with an average annualized yield of 1.43% for the year ended December 31, 2014. These average balance increases were partially offset by a decrease of $4.5 million, or 1.9%, in average savings deposits from $233.2 million with an average annualized yield of 0.47% for the year ended December 31, 2014, to $228.7 million with an average annualized yield of 0.48% for the year ended December 31, 2015. Average money market deposits increased by $352,000, or 0.5%, to $72.3 million with an average annualized yield of 0.16% for the year ended December 31, 2015, from $72.0 million with the same average annualized yield for the 2014 period. For the year ended December 31, 2015, the average yield on our interest-bearing liabilities was 0.66%, compared to 0.64% for the year ended December 31, 2014.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our branch network growth strategy have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2015 increased to $22.1 million, with an average interest rate of 0.31%, compared to $20.1 million, with an average interest rate of 0.32%, for the same prior-year period.

The Company also utilizes FHLB term borrowings as an additional funding source. Average FHLB term borrowings amounted to $27.1 million and $16.9 million for the years ended December 31, 2015 and 2014, respectively, with an average yield of 2.30% and 2.85%, respectively, for both periods.

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021 when the rate adjusts. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at December 31, 2015, which included $176,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

The net cash proceeds of the subordinated debenture offering were used to redeem the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) issued to the United States Treasury in connection with the Company’s participation in the Small Business Lending Fund program. The balance of such net proceeds will be used for general corporate purposes and to support future growth.

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

	Years ended December 31,
	2015			2014			2013
	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid	Average balance	Interest income/ expense	Average rates earned/ paid
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest bearing deposits in banks	$28,633	$74	0.26%	$27,028	$70	0.26%	$30,152	$75	0.25%
Investment securities	77,525	1,405	1.81%	74,244	1,403	1.89%	77,493	1,468	1.89%
Loans, net of unearned fees (1) (2)	661,817	30,624	4.63%	609,627	28,913	4.74%	582,220	28,773	4.94%

Total Interest-Earning Assets	767,975	32,103	4.18%	710,899	30,386	4.27%	689,865	30,316	4.39%

Non-Interest-Earning Assets:
Allowance for loan loss	(8,311)			(8,077)			(8,228)
Other assets	72,744			66,505			64,019

Total Assets	$832,408			$769,327			$745,656

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$130,658	551	0.42%	$111,009	507	0.46%	$94,277	439	0.47%
Savings deposits	228,707	1,106	0.48%	233,162	1,091	0.47%	236,104	1,284	0.54%
Money market deposits	72,329	116	0.16%	71,977	117	0.16%	75,394	157	0.21%
Time deposits	103,324	1,368	1.32%	83,304	1,189	1.43%	86,931	1,396	1.61%
Securities sold under agreements to repurchase	22,071	68	0.31%	20,096	65	0.32%	18,766	79	0.42%
Long-term debt	27,051	621	2.30%	16,945	483	2.85%	14,180	444	3.13%
Subordinated debt	494	33	6.68%	-	-	-	-	-	-

Total Interest-Bearing Liabilities	584,634	3,863	0.66%	536,493	3,452	0.64%	525,652	3,799	0.72%

Non-Interest-Bearing Liabilities:
Demand deposits	144,980			130,465			121,277
Other liabilities	6,509			5,435			4,775

Total Non-Interest-Bearing Liabilities	151,489			135,900			126,052

Shareholders’ Equity	96,285			96,934			93,952

Total Liabilities and Shareholders’ Equity	$832,408			$769,327			$745,656

NET INTEREST INCOME		$28,240			$26,934			$26,517

NET INTEREST SPREAD (3)			3.52%			3.63%			3.67%

NET INTEREST MARGIN (4)			3.68%			3.79%			3.84%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest bearing deposits in banks	$4	$-	$4	$(8)	$3	$(5)
Investment securities	62	(60)	2	(62)	(3)	(65)
Loans, net of unearned fees	2,475	(764)	1,711	1,355	(1,215)	140

Total Interest Income	2,541	(824)	1,717	1,285	(1,215)	70

Interest Paid On:
NOW deposits	90	(46)	44	78	(10)	68
Savings deposits	(22)	37	15	(16)	(177)	(193)
Money market deposits	1	(2)	(1)	(7)	(33)	(40)
Time deposits	285	(106)	179	(82)	(125)	(207)
Securities sold under agreements to repurchase	6	(3)	3	5	(19)	(14)
Long-term debt	288	(150)	138	87	(48)	39
Subordinated debt	33	-	33	-	-	-

Total Interest Expense	681	(270)	411	65	(412)	(347)

Net Interest Income	$1,860	$(554)	$1,306	$1,220	$(803)	$417

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2015 was $490,000, as compared to $621,000 for the year ended December 31, 2014. The decrease in our provision was primarily due to $154,000 in net loan recoveries recorded during the year ended December 31, 2015, compared to $424,000 in net loan charge-offs in the prior year, coupled with improvements in overall asset quality, all of which have allowed the Company to reduce its loan loss provision. The amount of the reduction was partially offset by increases due to loan growth. The $490,000 provision for 2015 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2014 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $8.7 million, or 1.26% of total loans at December 31, 2015, compared to $8.1 million, or 1.29% of total loans at December 31, 2014.

Non-Interest Income

Non-interest income amounted to $3.5 million for the year ended December 31, 2015, compared to $2.9 million for the year ended December 31, 2014. This increase of $605,000, or 20.6%, was due to a $508,000 increase in residential mortgage banking revenue, a $208,000 gain on the sale of a branch property, a $163,000 increase in gains on the sale of SBA loans and higher other income of $92,000, mainly from our joint venture title agency. These increases were partially offset by decreases of $191,000 in other loan fees resulting from lower prepayment fees, a $109,000 decrease in service fees on deposit accounts, a $51,000 decrease in net gains from the sale of securities and a decrease in bank owned life insurance income of $15,000. In October 2014, we announced the expansion of our residential mortgage lending operations with the hiring of a mortgage banking team with experience in the New Jersey markets of Monmouth, Ocean, Union and Middlesex Counties. We began to report an increase in residential mortgage loan originations in the fourth quarter of 2014, which had continued throughout 2015.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2015 and 2014.

	Years ended December 31,		Increase	% Increase
(dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Salaries and employee benefits	$12,486	$11,514	$972	8.4%
Occupancy and equipment	3,942	3,466	476	13.7%
Professional fees	982	845	137	16.2%
Insurance	268	308	(40)	(13.0%)
FDIC insurance and assessments	433	509	(76)	(14.9%)
Advertising and marketing	403	376	27	7.2%
Data processing	475	392	83	21.2%
Outside service fees	499	477	22	4.6%
Amortization of identifiable intangibles	48	86	(38)	(44.2%)
OREO and repossessed asset expenses, impairments and sales, net	(70)	(39)	(31)	79.5%
Loan workout expenses	431	359	72	20.1%
Other operating	1,458	1,374	84	6.1%

Total Non-Interest Expenses	$21,355	$19,667	$1,688	8.6%

Non-interest expenses for year ended December 31, 2015 increased $1.7 million, or 8.6%, compared to the year ended December 31, 2014. This increase was primarily the result of an increase of $972,000, or 8.4%, in salaries and employee benefits, which was due primarily to the hiring of additional key personnel in its commercial and residential lending groups along with both annual merit increases and commissions paid for higher residential mortgage banking volume generated during the year. Occupancy and equipment expenses increased $476,000 or 13.7% due primarily to the opening of our new Freehold and Cranford, New Jersey branches along with increased expenses associated with computer and technology upgrades. Professional fees increased $137,000, or 16.2%, primarily due to higher recruitment costs and legal expenses. Data processing fees increased $83,000, or 21.2%, due primarily to computer and technology upgrades while, other operating expense increased $84,000, or 6.1%, primarily due to higher costs for business development. Loan workout expenses increased $72,000, or 20.1%, primarily due to increased taxes, appraisals and legal billings relating to impaired loans. Advertising expenses increased $27,000, or 7.2%, due to increased advertising related to the Company’s branding, awareness and products and services. These increases were partially offset by lower FDIC insurance and assessments of $76,000 or 14.9%, while insurance expenses decreased by $40,000, or 13.0%. Additionally, OREO and repossessed asset expenses, impairments and sales, net, declined by $31,000, or 79.5%, from 2014 primarily due to a lower level of OREO assets and, as such, lower associated costs. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $48,000 during 2015 as compared to $86,000 during 2014.

Income Tax Expense

The Company recorded $3.6 million in income tax expense for the years ended December 31, 2015 and 2014, respectively. The effective tax rate for the year ended December 31, 2015 and 2014 was 36.1% and 37.2%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

Financial Condition

December 31, 2015 Compared to December 31, 2014

Assets

At December 31, 2015, total assets were $863.7 million, an increase of $82.5 million, or 10.6%, compared to total assets of $781.2 million at December 31, 2014. At December 31, 2015, total loans were $693.1 million, an increase of $65.5 million, or 10.4%, from the $627.6 million reported at December 31, 2014. Investment securities, including restricted stock, were $80.3 million at December 31, 2015 as compared to $73.7 million at December 31, 2014, an increase of $6.6 million, or 8.9%. At December 31, 2015, cash and cash equivalents totaled $46.7 million compared to $36.1 million at December 31, 2014, an increase of $10.6 million, or 29.4%. Our liquidity position is described below under “Liquidity.” Goodwill totaled $18.1 million at both December 31, 2015 and 2014.

Liabilities

Total liabilities increased $83.4 million, or 12.1%, to $770.7 million at December 31, 2015, from $687.3 million at December 31, 2014. Total deposits increased $66.0 million, or 10.3%, to $708.4 million at December 31, 2015, from $642.4 million at December 31, 2014. Deposits are the Company’s primary source of funds. The deposit increase during 2015 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2016 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and deposits obtained through the use of deposit listing services (“Listed Service CDs”), at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

Long-term debt increased $10.5 million to $26.5 million at December 31, 2015, from $16.0 million at December 31, 2014, and the Company issued $9.8 million of subordinated debentures during 2015. See “Borrowings” and “Subordinated Debentures” below.

Securities Portfolio

Investment securities, including restricted investments, totaled $80.3 million at December 31, 2015 compared to $73.7 million at December 31, 2014, an increase of $6.6 million, or 8.9%. For 2015 and 2014, investment securities purchases amounted to $46.0 million and $28.5 million, respectively, while repayments, calls and maturities amounted to $15.1 million and $22.1 million, respectively. In 2015, there were investment securities sales totaling $24.3 million resulting in a net gain on sale of $37,000 as compared to sales totaling $9.8 million resulting in a net gain on sale of $88,000 during 2014.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2015, the Company maintained $18.2 million of GSE residential mortgage-backed securities in the investment portfolio and $16.2 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, and adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at December 31, 2015. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2015, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these investments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2015, 2014 and 2013 (in thousands).

	December 31,
	2015	2014	2013
Investment securities available for sale at fair value:
U.S. Government agency securities	$1,238	$2,709	$3,451
Municipal securities	517	522	1,362
U.S. Government-sponsored enterprises (“GSE”) - Residential mortgage-backed securities	14,449	21,321	14,519
U.S. Government collateralized residential mortgage obligations	12,627	16,123	19,352
Corporate debt securities, primarily financial institutions	2,317	2,311	4,074
Community Reinvestment Act (“CRA”) mutual fund	2,382	2,445	2,335

	$33,530	$45,431	$45,093

Investment securities held to maturity at amortized cost:
Municipal securities	$33,956	$18,138	$23,819
GSE-Residential mortgage-backed securities	3,789	2,100	2,377
U.S. Government collateralized residential mortgage obligations	3,602	3,225	660
Corporate debt securities, primarily financial institutions	1,820	1,817	1,814

	$43,167	$25,280	$28,670

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2015 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2015	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield	Amortized cost	Wtd Avg Yield
Investment securities available for sale:
U.S. Government agency securities	$-	-	$1,241	0.88%	$-	-	$-	-	$1,241	0.88%
Municipal securities	-	-	333	4.25%	175	4.63%	-	-	508	4.38%
GSE - Residential mortgage-backed securities	-	-	5	5.50%	838	2.00%	13,803	2.74%	14,646	2.70%
U.S. Government collateralized residential mortgage obligations	-	-	2,070	2.30%	335	2.28%	10,495	2.78%	12,900	2.69%
Corporate debt securities, primarily financial institutions	-	-	1,498	1.64%	-	-	994	1.41%	2,492	1.55%

	$-	-	$5,147	1.89%	$1,348	2.41%	$25,292	2.71%	$31,787	2.56%

Investment securities held to maturity:
Municipal securities	$6,756	0.58%	$3,721	3.12%	$3,129	4.18%	$20,350	4.78%	$33,956	3.71%
GSE - Residential mortgage-backed securities	-	-	-	-	832	2.50%	2,957	2.76%	3,789	2.70%
U.S. Government collateralized residential mortgage obligations	-	-	-	-	-	-	3,602	2.38%	3,602	2.38%
Corporate debt securities primarily financial institutions	-	-	-	-	-	-	1,820	0.90%	1,820	0.90%

	$6,756	0.58%	$3,721	3.12%	$3,961	3.83%	$28,729	4.03%	$43,167	3.39%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2013, 2012, and 2011 were reclassified to conform to the December 31, 2014 presentation.

	December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$100,154	14.5%	$96,514	15.4%	$91,887	15.2%
Real estate - construction	104,231	15.0%	89,145	14.2%	98,284	16.3%
Real estate - commercial	422,665	61.0%	383,777	61.1%	355,530	59.0%
Real estate - residential	39,524	5.7%	30,808	4.9%	25,588	4.2%
Consumer	27,136	3.9%	28,095	4.5%	32,413	5.4%
Unearned fees	(560)	(0.1%)	(725)	(0.1%)	(886)	(0.1%)

Total loans	$693,150	100.0%	$627,614	100.0%	$602,816	100.0%

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$95,023	16.6%	$97,164	18.3%
Real estate - construction	104,506	18.3%	80,449	15.2%
Real estate - commercial	314,321	55.0%	291,822	55.2%
Real estate - residential	20,475	3.6%	17,941	3.4%
Consumer	37,378	6.6%	42,155	8.0%
Unearned fees	(656)	(0.1%)	(661)	(0.1%)

Total loans	$571,047	100.0%	$528,870	100.0%

Total loans, net of unearned fees, increased by $65.5 million, or 10.4%, to a new high of $693.1 million at December 31, 2015 compared to $627.6 million at December 31, 2014. The increase was due to growth in commercial real estate, residential, construction and commercial and industrial lending. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2016, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to stay focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market, if warranted. During the second quarter of 2015, we replaced our Freehold, New Jersey LPO with a full service branch to support that market. During the second quarter of 2014, we replaced our New Brunswick and East Brunswick LPOs with a full service branch in that market, which opened in April 2014. The Bank continues to operate one LPO in the Toms River, New Jersey market with a second one planned in the first quarter of 2016 in the Summit, New Jersey market. Our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at December 31, 2015 when compared to December 31, 2014 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 61.0% of our total loans outstanding at December 31, 2015, down slightly from 61.1% from the prior year. These loans increased by $38.9 million, or 10.1%, to $422.7 million at December 31, 2015, compared to $383.8 million at December 31, 2014 due to both increased production as well completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Commercial and industrial loans increased $3.7 million, or 3.8%, to $100.2 million at year-end 2015 compared to $96.5 million at year-end 2014, and comprised 14.5% of our portfolio, down from 15.4% for the prior year. Real estate construction loans increased by $15.1 million, or 16.9%, to $104.2 million at December 31, 2015, and comprised 15.0% of our total loans outstanding, up from 14.2% for the prior year. Residential real estate loans increased $8.7 million, or 28.3%, and comprised 5.7% of our total loan portfolio at December 31, 2015, up from 4.9% for the prior year. Consumer loans decreased by $1.0 million or 3.4%, to $27.1 million at December 31, 2015 compared to $28.1 million at December 31, 2014, and comprised 3.9% of our 2015 loan portfolio compared to 4.5% for 2014.

The following table sets forth the aggregate maturities of commercial and construction related loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2015.

As of December 31, 2015	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$49,547	$30,303	$20,304	$100,154
Real estate - construction	54,522	16,934	32,775	104,231
Real estate - commercial	7,218	52,112	363,335	422,665

Total	$111,287	$99,349	$416,414	$627,050

Fixed rate loans	$34,924	$62,839	$87,381	$185,144
Variable rate loans	76,363	36,510	329,033	441,906

Total	$111,287	$99,349	$416,414	$627,050

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

At December 31, 2015 and 2014, the Company had $3.2 million and $6.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing interest at December 31, 2015 and 2014.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2015. Total TDRs are broken out at the bottom portion of the table.

	Years ended December 31,
	2015	2014	2013	2012	2011
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$138	$119	$17	$94	$113
Real estate – construction	-	407	225	2,246	2,528
Real estate – commercial	2,244	4,722	5,483	2,883	145
Real estate – residential	796	694	-	263	263
Consumer	-	295	284	1,986	2,191

Total Non-Performing Loans	3,178	6,237	6,009	7,472	5,240

Loans Past Due 90 days or More and Still Accruing	-	-	-	2	-

Other Real Estate Owned and repossessed assets	411	1,603	2,771	1,752	7,765

Total Non-Performing Assets	$3,589	$7,840	$8,780	$9,226	$13,005

Ratios:
Non-Performing loans to total loans	0.46%	0.99%	1.00%	1.31%	0.99%

Non-Performing assets to total assets	0.42%	1.00%	1.14%	1.26%	1.93%

Troubled Debt Restructured Loans:
Performing	$9,289	$16,284	$23,021	$9,551	$7,579
Non-performing (included in non-performing assets above)	1,552	4,269	2,355	-	-

Total non-performing loans decreased by $3.1 million from December 31, 2014 to December 31, 2015. Nine loans comprised the $3.2 million of non-performing loans at December 31, 2015 compared to sixteen loans for the $6.2 million at December 31, 2014. At December 31, 2015, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At December 31, 2015, non-performing commercial and industrial loans increased by $19,000 from December 31, 2014 due to the addition of one new credit. The $138,000 is comprised of two commercial term loans.

At December 31, 2015, non-performing real estate-construction loans decreased by $407,000 from December 31, 2014, due to the due to the payoff of three construction loans during 2015.

At December 31, 2015, non-performing real estate commercial loans decreased by $2.5 million from December 31, 2014, due primarily to one loan totaling $1.7 million, which was returned to active status during the first quarter, and the payoff of two loans totaling $942,000, partially offset by the addition of one new loan totaling $242,000.

At December 31, 2015, non-performing real estate residential loans increased $102,000, from December 31, 2014 due to the addition of one loan in the amount of $254,000, partially offset by the transfer of a $152,000 loan to OREO.

At December, 2015, non-performing consumer loans decreased by $295,000 from December 31, 2014, due primarily to one loan totaling $215,000, which was returned to active status during the fourth quarter, coupled with the charge-off of one loan totaling $80,000.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At December 31, 2015, the Bank had $411,000 of OREO, consisting of two properties, as compared to $1.6 million at December 31, 2014, which consisted of three properties. During the third quarter of 2015, one property totaling $1.1 million was sold for a $104,000 gain while in the second quarter, one property totaling $192,000 was sold for a $3,000 gain. In the fourth quarter, one property was written down by $84,000 based on current appraised value.

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

As of December 31, 2015, TDRs totaled $10.8 million as compared to $20.6 million at December 31, 2014, a decrease of $9.8 million. This decrease was primarily due to the refinance of two commercial real estate loans, totaling $7.0 million, which were underwritten at current market terms and conditions. As such, these loans were removed from TDR status based on recently issued regulatory guidance. The remaining decrease of $2.8 million was largely the result of pay downs and payoffs on other loans throughout the year. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $10.8 million is comprised of $2.5 million in real estate commercial loans, $3.9 million in real estate construction loans, $3.9 million in commercial and industrial loans, $383,000 in real estate-residential loans and $209,000 in consumer loans. All but three identified TDRs as of December 31, 2015, are collateral dependent loans while the three others are cash flow dependent. Of the $10.8 million, $3.3 million have specific reserves in our ALLL computation totaling $49,000. The remaining $7.5 million of TDRs are adequately collateralized requiring no specific reserves.

The $2.5 million in real estate commercial loans identified as TDRs are all accruing, with the exception of two non-accrual loans totaling $1.5 million. The first non-accrual loan, totaling $1.4 million, is secured by real estate, and we are in the early stages of commencing foreclosure proceedings. The second non-accrual loans total $57,000. The remaining $1.0 million of performing TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.9 million in real estate construction loans is primarily comprised of four relationships, one of which totaling $545,000, includes fully improved building lots under contract of sale to one national home builder. The lot sales are structured as tranche takedowns with repayments expected in full by the end of 2015. The remaining three projects with a total of $3.3 million are currently being developed, under contract and/or amortizing.

The $3.9 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $107,000. This category increased by $3.3 million due to the addition of one relationship consisting of five loans, which totaled $3.3 million, all of which are performing.

The $383,000 in real estate residential loans and $209,000 in consumer loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At December 31, 2015, the Company had $16.9 million in loans that were risk rated as special mention or substandard, which includes $3.2 million in non-accrual loans that are included in the substandard category. This $16.9 million of special mention and substandard loans represent a decrease of $9.9 million from $26.8 million at December 31, 2014. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and paydowns.

At December 31, 2015, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31, 2015.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for percentages)

Balance at beginning of year	$8,069	$7,872	$7,984	$7,310	$6,246

Provision charged to expense	490	621	910	1,380	2,205

Recoveries of loans charged off:
Commercial and industrial	12	454	54	18	1
Real estate - construction	217	-	397	169	58
Real estate - commercial	2	177	-	-	-
Real estate - residential	-	30	-	-	-
Consumer	5	46	2	3	52
Loans charged-off:
Commercial and industrial	-	-	(942)	(552)	(482)
Real estate - construction	-	-	-	(59)	(82)
Real estate - commercial	-	(990)	(186)	-	-
Real estate - residential	-	(4)	(60)	-	-
Consumer	(82)	(137)	(287)	(285)	(688)

Recoveries (Charge-offs), net	154	(424)	(1,022)	(706)	(1,141)

Balance of allowance at end of year	$8,713	$8,069	$7,872	$7,984	$7,310

Ratio of net charge-offs (recoveries) to average loans outstanding	(0.02)%	0.07%	0.18%	0.13%	0.22%

Balance of allowance at period-end as a percent of loans at year-end	1.26%	1.29%	1.31%	1.40%	1.38%

Ratio of allowance at period-end to non-performing loans	274.17%	129.37%	131.00%	106.85%	139.50%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2015.

	December 31,
	2015			2014			2013

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$990	11.4%	14.5%	$1,044	12.9%	15.4%	$990	12.6%	15.2%
Real estate - construction	1,283	14.7%	15.0%	1,454	18.0%	14.2%	1,634	20.8%	16.3%
Real estate - commercial	5,599	64.2%	60.9%	4,624	57.3%	61.0%	4,325	54.9%	58.9%
Real estate - residential	304	3.5%	5.7%	223	2.8%	4.9%	190	2.4%	4.2%
Consumer	242	2.8%	3.9%	565	7.0%	4.5%	594	7.5%	5.4%
Unallocated	295	3.4%	0.0%	159	2.0%	0.0%	139	1.8%	0.0%

Total	$8,713	100.0%	100.0%	$8,069	100.0%	100.0%	$7,872	100.0%	100.0%

	December 31,
	2012			2011

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to :
Commercial and industrial	$1,256	15.7%	16.6%	$2,349	32.1%	18.3%
Real estate - construction	1,894	23.7%	18.3%	1,389	19.0%	15.2%
Real estate - commercial	3,708	46.5%	54.9%	2,329	31.9%	55.1%
Real estate - residential	217	2.7%	3.6%	256	3.5%	3.4%
Consumer	740	9.3%	6.6%	880	12.0%	8.0%
Unallocated	169	2.1%	0.0%	107	1.5%	0.0%

Total	$7,984	100.0%	100.0%	$7,310	100.0%	100.0%

The Company’s allowance for loan losses was $8.7 million at December 31, 2015 and $8.1 million at December 31, 2014. The allowance for loan losses as a percentage of total loans at December 31, 2015 was 1.26%, compared with 1.29% at December 31, 2014. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2015 in the amount of $490,000 as compared to $621,000 for the comparable period in 2014. Net recoveries for the year ended December 31, 2015 were $154,000, compared to $424,000 of net charge offs for the year ended December 31, 2014. Total recoveries were $236,000 for the year ended December 31, 2015, a decrease of $471,000, from the $707,000 in 2014, largely due to two credits, which had been charged off in previous periods. Total charge-offs were $82,000 for the year ended December 31, 2015, a decrease of $1.0 million, from the $1.1 million in 2014. The $82,000 of charge-offs in 2015 were due to two loans, both of which were previously fully reserved. Non-performing loans at December 31, 2015 are either well-collateralized or adequately reserved for in the allowance for loan losses.

In management’s opinion, the level of allowance for loan losses, totaling $8.7 million at December 31, 2015, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for certain life insurance benefits for officers and for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plans (“SERPs”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance, in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERPs were approximately $261,000 and $249,000 for the years ended December 31, 2015 and 2014, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $445,000 and $460,000, for the years ended December 31, 2015 and 2014, respectively.

Premises and Equipment

Premises and equipment totaled $5.1 million and $5.7 million at December 31, 2015 and 2014, respectively. This reduction was primarily due to the sale of a branch property in Union County, New Jersey, with its operations consolidated into our South Avenue branch. The resultant reduction in fixed assets, net of accumulated depreciation, amounted to $717,000, and the Company realized a gain of $208,000 from the sale. This fixed asset reduction was partially offset by new capital expenditures, primarily related to the new Cranford and Freehold branches during the first half of 2015.

Goodwill and Intangible Assets

Intangible assets totaled $18.1 million at December 31, 2015 compared to $18.2 million at December 31, 2014. The Company’s intangible assets at December 31, 2015 were comprised of $18.1 million of goodwill and $9,000 of core deposit intangibles, net of accumulated amortization of $2.1 million. The Company performed its annual goodwill impairment analysis as of September 30, 2015. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. The Company’s intangible assets at December 31, 2014 were comprised of $18.1 million of goodwill and $57,000 of core deposit intangibles, net of accumulated amortization of $2.0 million. Accordingly, there was no impairment recorded during 2015 and 2014.

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

Total deposits at December 31, 2015 were $708.4 million, an increase of $66.0 million, or 10.3%, from the $642.4 million at December 31, 2014. Core checking deposits at December 31, 2015, increased $37.1 million, or 14.5%, to $293.0 million when compared to year-end 2014, primarily due to new municipal deposit relationships coupled with seasonality, while savings, money market and time deposits increased $1.9 million, or 0.6%. CDs increased $27.1 million, or 29.8%, to $118.0 million at December 31, 2015. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs during 2015. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs in excess of $100,000, brokered CDs and Listed Service CDs. Core deposits at December 31, 2015 amounted to $614.9 million and accounted for 86.8% of total deposits as compared to $571.6 million and 89.0% of total deposits at December 31, 2014. During 2015, we continued to price our retail CDs $100,000 and over at rates that did not exceed our market competition. The balance of CDs $100,000 and over amounted to $56.9 million at December 31, 2015 compared to $43.2 million at December 31, 2014, an increase of $13.7 million, or 31.7%. At December 31, 2015, brokered CDs totaled $37.9 million as compared to $29.0 million at December 31, 2014 with rates ranging from 0.60% to 2.12% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $33.3 million compared to $10.2 million at December 31, 2014 with rates between 0.96% to 2.10% and original terms ranging from 24 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the FHLB of New York without any collateral requirements.

 The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2015, 2014 and 2013.

	Years ended December 31,
	2015		2014		2013
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$144,980	-	$130,465	-	$121,277	-
Interest-bearing demand (NOW)	130,658	0.42%	111,009	0.46%	94,277	0.47%
Savings deposits	228,707	0.48%	233,162	0.47%	236,104	0.54%
Money market deposits	72,329	0.16%	71,977	0.16%	75,394	0.21%
Time deposits	103,324	1.32%	83,304	1.43%	86,931	1.61%

Total	$679,998	0.46%	$629,917	0.46%	$613,983	0.53%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2015 (in thousands).

December 31, 2015
Due in three months or less	$2,600
Due over three months through twelve months	7,653
Due over one year through three years	23,830
Due over three years	22,830

Total certificates of deposit $100,000 and over	$56,913

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $55.6 million based on the current loan collateral pledged of $102.3 million at December 31, 2015.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2015, 2014 and 2013, the Company had no short-term borrowings outstanding.

At December 31, 2015, 2014 and 2013, long-term debt consisted of advances from the FHLB, which amounted to $26.5 million, $16.0 million and $17.5 million, respectively. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of securing laddered advances through the FHLB during the first quarter of 2015. Total FHLB advances had a weighted average interest rate of 2.28%, 2.89% and 2.79% at December 31, 2015, 2014 and 2013, respectively. These advances are contractually scheduled for repayment as follows:

(dollars in thousands)	Years ended December 31,
Long-term debt:	2015	2014	2013

2014	$-	$-	$1,500
2015	-	1,500	1,500
2016	4,200	1,500	1,500
2017	12,000	11,000	11,000
2018	3,300	2,000	2,000
2019	1,800	-	-
2020	2,700	-	-
2021	2,500	-	-

	$26,500	$16,000	$17,500

The maximum amount outstanding of FHLB advances at any month-end during 2015 and 2014 was $28.0 million and $17.5 million, respectively. The average interest rates paid on FHLB advances for 2015, 2014 and 2013 were 2.30%, 2.85% and 3.13%, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at December 31, 2015, which includes $176,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $19.5 million at December 31, 2015 from $23.3 million at December 31, 2014, a decrease of $3.8 million, or 16.3%.

Repurchase agreements are summarized as follows:

	Years ended December 31,
	2015	2014	2013
Repurchase agreements:	(dollars in thousands)

Balance at year-end	$19,545	$23,290	$18,440
Average during the year	22,071	20,096	18,766
Maximum month-end balance	27,916	27,562	21,566
Weighted average rate during the year	0.31%	0.32%	0.42%
Weighted average rate at year-end	0.24%	0.29%	0.36%

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors. The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold and an interest bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows coupled with the above-mentioned cash resources, the Bank is maintaining short-term assets which we believe are sufficient to meet its liquidity needs. The Bank’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or us, unfavorable pricing, competition, our credit rating and regulatory restrictions.

At December 31, 2015, the Company had $46.7 million in cash and cash equivalents as compared to $36.1 million at December 31, 2014. Cash and cash equivalent balances consisted of $25.2 million and $17.8 million held at the Federal Reserve Bank of New York at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, there were no Federal funds sold. Further information regarding our borrowing capacity with FHLB and unsecured lines is discussed previously under the caption “Borrowings.”

On July 21, 2015, the Company filed a registration statement with the SEC permitting it to issue a combination of securities, in one or more offerings, from time to time, up to $30.0 million. This registration statement was declared effective by the SEC on September 4, 2015. See “Capital” below.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2015 and 2014.

	December 31,
	2015	2014
	(dollars in thousands)

Home equity lines of credit	$21,072	$18,619
Commitments to fund commercial real estate and construction loans	92,363	99,802
Commitments to fund commercial and industrial loans and other loans	52,826	42,209
Commercial and financial letters of credit	4,315	4,754

	$170,576	$165,384

Capital

Shareholders’ equity decreased by $930,000, or 1.0%, to $93.0 million at December 31, 2015 compared to $93.9 million at December 31, 2014. This decrease was caused by the redemption of our remaining $6.0 million of Series C preferred stock, $497,000 in common stock repurchases, the payment of $1.0 million in cash dividends on our common stock and the payment of $57,000 in dividends on the Series C preferred stock. These decreases were partially offset by the addition of $6.3 million in net income for 2015, stock-based compensation expense of $186,000 and proceeds from the exercise of stock options of $114,000.

The Company and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies. Our federal banking regulators, the Board of Governors of the Federal Reserve System (the “Federal Reserve) (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (the “FDIC”) (which regulates the Bank), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See “Item 1. Business - Supervision and Regulation.”

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets.

As of December 31, 2015, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital amounts and ratios of the Company and the Bank at December 31, 2015 and 2014 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes			To be Well Capitalized under Applicable Regulations*
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2015
Common Equity Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	$75,273	10.13%	$	>33,438	>4.50%	$	N/A	N/A
Two River Community Bank	84,659	11.39%		>33,447	>4.50%		>48,313	>6.50%

Total Capital (to risk-weighted assets)
Two River Bancorp	93,986	12.65%		>59,438	>8.00%		>74,297	>10.00%
Two River Community Bank	93,372	12.56%		>59,473	>8.00%		>74,341	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	75,273	10.13%		>44,584	>6.00%		>44,584	>6.00%
Two River Community Bank	84,659	11.39%		>44,596	>6.00%		>59,462	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	75,273	8.97%		>33,567	>4.00%		N/A	N/A
Two River Community Bank	84,659	10.09%		>33,562	>4.00%		>41,952	>5.00%

As of December 31, 2014
Total Capital (to risk-weighted assets)
Two River Bancorp	84,178	12.57%		>53,574	>8.00%		>66,967	>10.00%
Two River Community Bank	83,779	12.51%		>53,576	>8.00%		>66,969	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	76,109	11.36%		>26,775	>4.00%		>40,198	>6.00%
Two River Community Bank	75,710	11.31%		>26,776	>4.00%		>40,164	>6.00%

Tier 1 Capital (to average assets)
Two River Bancorp	76,109	9.95%		>30,597	>4.00%		N/A	N/A
Two River Community Bank	75,710	9.90%		>30,590	>4.00%		>38,237	>5.00%

*The Prompt Correction Action rules apply to the Bank only. The requirements for “well-capitalized” for the Company come from the bank holding company regulations.

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

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 Capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% for the Bank to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% for the Bank to be considered “well capitalized”); the total capital ratio requirement remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payment to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements. This capital conservation buffer requirement phases in over a three-year period beginning January 1, 2016. At January 1, 2019, the capital conservation buffer must be greater than 2.5% of total risk-weighted assets. Additionally, the Company determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

As of December 31, 2015, the Bank would have had a capital conservation buffer greater than 2.5%.

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

We intend to use any net proceeds from the sale of the securities registered by this Registration Statement for general corporate purposes. General corporate purposes may include, among other purposes, contribution to the capital of the Bank to support its lending and investing activities; the repayment of our debt; the support or funding of acquisitions of other institutions or branches, if opportunities for such transactions become available; and investments in activities that are permitted for bank holding companies. The applicable prospectus supplement will provide details on the use of proceeds of any specific offering.

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

 As of December 31, 2015, the Company’s six month cumulative gap was -9.7% of total assets, or a negative $83.4 million, while its one-year cumulative gap was -7.0% of total assets, or $5.7 million, which is within the ALCO policy guideline of + or - 25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2015. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2015.Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2015. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2015. As of December 31, 2015 and 2014, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Immediate Shock in Interest Rates
December 31, 2015	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,041)	-3.4%	$(1,069)	-3.8%	-10.0%

	Immediate Shock in Interest Rates
December 31, 2014	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,448)	-5.4%	$(948)	-3.5%	-10.0%

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

At December 31, 2015 and 2014, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity December 31, 2015
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$98,218	$91,536	$95,218
$ Change		(6,682)	(3,000)
% Change to Present Value of Equity		-6.8%	-3.1%	-25.0%

		December 31, 2014
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$95,595	$87,899	$91,332
$ Change		(7,696)	(4,263)
% Change to Present Value of Equity		-8.0%	-4.5%	-25.0%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

This annual report does not include an audit report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 25, 2016	Date:	March 25, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “Item 1 – ELECTION OF CLASS I DIRECTORS – Information Concerning Nominees and Continuing Directors,” “Executive Officers,” “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance,” “CORPORATE GOVERNANCE – Code of Conduct and Corporate Governance Guidelines” and “– Audit Committee.”

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” and “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2015. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	438,056	$5.16	183,101 (1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	438,056	$5.16	183,101

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

Security Ownership of Certain Beneficial Owners and Management.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the caption “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “CERTAIN TRANSACTIONS WITH MANAGEMENT” and “CORPORATE GOVERNANCE – Director Independence.”

Item 14.	Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the caption “ITEM 3 – RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Auditor Fees” and “– Audit Committee Pre-Approved Procedures.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Two River Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Operations – Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2015 and 2014

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows – Years Ended December 31, 2015 and 2014

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

 TWO RIVER BANCORP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Two River Bancorp

Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheets of Two River Bancorp (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two River Bancorp at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Woodbridge, New Jersey

March 25, 2016

Two River Bancorp

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$21,566	$18,349
Interest-bearing deposits in bank	25,161	17,761
Cash and Cash Equivalents	46,727	36,110

Securities available for sale	33,530	45,431
Securities held to maturity (fair value of $43,668 and $25,407 at December 31, 2015 and 2014, respectively)	43,167	25,280
Restricted investments, at cost	3,596	3,029
Loans held for sale	3,050	1,589
Loans	693,150	627,614
Allowance for loan losses	(8,713)	(8,069)
Net Loans	684,437	619,545

OREO and repossessed assets	411	1,603
Bank-owned life insurance	17,294	16,849
Premises and equipment, net	5,083	5,696
Accrued interest receivable	1,912	1,636
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,097 and $2,049 at December 31, 2015 and 2014, respectively	9	57
Other assets	6,371	6,262

Total Assets	$863,696	$781,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$144,627	$140,459
Interest-bearing	563,809	501,931

Total Deposits	708,436	642,390

Securities sold under agreements to repurchase	19,545	23,290
Accrued interest payable	118	46
Long-term debt	26,500	16,000
Subordinated debt	9,824	-
Other liabilities	6,271	5,538

Total Liabilities	770,694	687,264

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized;
Preferred stock, Series C, $1,000 liquidation preference per share; none issued and outstanding at December 31, 2015 and 6,000 at December 31, 2014	-	6,000
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,213,196 and 8,167,296 at December 31, 2015 and 2014, respectively Outstanding – 7,929,196 and 7,939,684 at December 31, 2015 and 2014, respectively	72,890	72,527
Retained earnings	22,759	17,501
Treasury stock, at cost; 284,000 and 227,612 shares at December 31, 2015 and 2014, respectively	(2,248)	(1,751)
Accumulated other comprehensive loss	(399)	(345)
Total Shareholders’ Equity	93,002	93,932

Total Liabilities and Shareholders’ Equity	$863,696	$781,196

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$30,624	$28,913
Securities:
Taxable	782	972
Tax-exempt	623	431
Interest bearing deposits	74	70
Total Interest Income	32,103	30,386
Interest Expense
Deposits	3,141	2,904
Securities sold under agreements to repurchase	68	65
Long-term debt	621	483
Subordinated debt	33	-
Total Interest Expense	3,863	3,452
Net Interest Income	28,240	26,934
Provision for Loan Losses	490	621
Net Interest Income after Provision for Loan Losses	27,750	26,313

Non-Interest Income
Service fees on deposit accounts	578	687
Mortgage banking	783	275
Other loan fees	214	405
Earnings from investment in bank-owned life insurance	445	460
Gain on sale of SBA loans	561	398
Net gain on sale of securities	37	88
Gain on sale of premises and equipment	208	-
Other income	711	619
Total Non-Interest Income	3,537	2,932

Non-Interest Expenses
Salaries and employee benefits	12,486	11,514
Occupancy and equipment	3,942	3,466
Professional	982	845
Insurance	268	308
FDIC insurance and assessments	433	509
Advertising	403	376
Data processing	475	392
Outside service fees	499	477
Amortization of identifiable intangibles	48	86
OREO and repossessed asset expenses, impairments and sales, net	(70)	(39)
Loan workout expenses	431	359
Other operating	1,458	1,374
Total Non-Interest Expenses	21,355	19,667

Income before Income Taxes	9,932	9,578

Income Tax Expense	3,585	3,561

Net Income	$6,347	$6,017

Preferred stock dividend	(57)	(117)

Net Income available to common shareholders	$6,290	$5,900
Earnings Per Common Share
Basic	$0.80	$0.74
Diluted	$0.78	$0.73

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014
	(In Thousands)

Net income	$6,347	$6,017
Other comprehensive income (loss):
Reclassification adjustment for net gain on sale of securities recognized in income, net of income tax expense 2015: $14; 2014: $35	(23)	(53)
Unrealized holdings gains (loss) on securities available for sale, net of income tax (benefit) 2015: $(24); 2014: $249	(31)	392

Other comprehensive (loss) income	(54)	339

Total comprehensive income	$6,293	$6,356

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Shareholders’ Equity

		Common Stock				Accumulated Other	Total
(Dollars in thousands, except per share data)	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, January 1, 2014	$12,000	8,036,368	$72,191	$12,474	$(554)	$(684)	$95,427
Net income	-	-	-	6,017	-	-	6,017

Other comprehensive income	-	-	-	-	-	339	339

Partial redemption of preferred stock, Series C	(6,000)	-	-	-	-	-	(6,000)

Dividends on preferred stock, Series C	-	-	-	(117)	-	-	(117)

Stock-based compensation expense	-	-	167	-	-	-	167

Cash dividends on common stock ($0.11 per share)	-	-	-	(873)	-	-	(873)

Options exercised	-	27,600	112	-	-	-	112

Tax benefit of exercised stock options	-	-	7	-	-	-	7

Common stock repurchased	-	(150,900)	-	-	(1,197)	-	(1,197)

Restricted stock awards	-	20,370	-	-	-	-	-

Employee stock purchase program	-	6,246	50	-	-	-	50

Balance, December 31, 2014	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	6,347	-	-	6,347

Other comprehensive loss	-	-	-	-	-	(54)	(54)

Redemption of preferred stock, Series C	(6,000)	-	-	-	-	-	(6,000)

Dividends on preferred stock, Series C	-	-	-	(57)	-	-	(57)

Stock-based compensation expense	-	-	186	-	-	-	186

Cash dividends on common stock ($0.13 per share)	-	-	-	(1,032)	-	-	(1,032)

Options exercised	-	28,450	114	-	-	-	114

Tax benefit of exercised stock options	-	-	7	-	-	-	7

Common stock repurchased	-	(56,388)	-	-	(497)	-	(497)

Restricted stock awards	-	11,100	-	-	-	-	-

Employee stock purchase program	-	6,350	56	-	-	-	56

Balance, December 31, 2015	$-	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,347	$6,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	798	596
Provision for loan losses	490	621
Intangible amortization	48	86
Net amortization of securities premiums and discounts	557	222
Net realized gain on sale of securities available for sale	(37)	(88)
Deferred income taxes	(484)	453
Earnings from investment in bank-owned life insurance	(445)	(460)
Proceeds from sale of SBA loans	6,980	4,590
Gain on sale of SBA loans	(561)	(398)
Origination of loans held for sale	(42,091)	(11,963)
Proceeds on sales of loans held for sale	41,393	10,552
Gain on sale of loans held for sale	(650)	(178)
Gain on sale of loans transferred from held for investment to held for sale	(113)	-
Net realized gain on sale of OREO and repossessed assets	(107)	(176)
Impairment on OREO	84	-
Stock-based compensation expense	186	167
Gain on sale of premises and equipment	(208)	-
Decrease (increase) in assets:
Accrued interest receivable	(276)	124
Other assets	413	(473)
Increase (decrease) in liabilities:
Accrued interest payable	72	(20)
Other liabilities	733	713
Net Cash Provided by Operating Activities	13,129	10,385
Cash Flows from Investing Activities
Purchase of securities available for sale	(20,707)	(17,252)
Purchase of securities held to maturity	(25,297)	(11,247)
Proceeds from sales of securities available for sale	24,306	9,827
Proceeds from repayments and maturities of securities available for sale	7,916	7,561
Proceeds from repayments and maturities of securities held to maturity	7,184	14,579
Proceeds from sale of loans transferred from held for investment to held for sale	5,727	-
Redemption (purchase) of restricted investments, net	(567)	249
Net increase in loans	(77,680)	(30,364)
Proceeds from the sale of OREO and repossessed assets	1,367	2,501
Improvements on OREO	-	(207)
Proceeds from sale of premises and equipment	925	-
Purchase of premises and equipment	(902)	(2,060)
Net Cash Used in Investing Activities	(77,728)	(26,413)
Cash Flows from Financing Activities
Net increase in deposits	66,046	8,941
Net increase in securities sold under agreements to repurchase	(3,745)	4,850
Redemption of preferred stock, Series C	(6,000)	(6,000)
Cash dividends paid - preferred stock	(57)	(117)
Cash dividends paid - common stock	(1,032)	(873)
Proceeds from employee stock purchase plan	56	50
Repayment of long-term debt	(1,500)	(1,500)
Proceeds from long-term debt	12,000	-
Proceeds from subordinated debt placement, net of issuance costs of $176,000	9,824	-
Proceeds from exercise of stock options	114	112
Common stock repurchased	(497)	(1,197)
Tax benefit of stock options exercised	7	7
Net Cash Provided by Financing Activities	75,216	4,273
Net Increase (Decrease) in Cash and Cash Equivalents	10,617	(11,755)
Cash and Cash Equivalents – Beginning	36,110	47,865
Cash and Cash Equivalents – Ending	$46,727	$36,110
Supplementary Cash Flows Information
Interest paid	$3,791	$3,472
Income taxes paid	$3,289	$3,365
Supplementary schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$5,614	$-
OREO and repossessed assets acquired in settlement of loans	$152	$950

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank” or “Two River”) and the Bank’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Seven LLC and TRCB Holdings Eight LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

The principal material estimates that are particularly susceptible to significant change in the near term related to:  the allowance for loan losses, the potential impairment of goodwill, the potential impairment of restricted investments, the valuation of deferred tax assets, valuation of other real estate owned and the determination of other-than-temporary impairment on securities.

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

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized losses related to factors other than credit on debt securities which have been determined to be other-than-temporarily impaired.

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

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2015 and 2014, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”). Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $2,020,800 and $1,454,000 at December 31, 2015 and 2014, respectively. The recorded investment in ACBB common stock was $75,000 at December 31, 2015 and 2014, respectively.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. The investment in this Fund is recorded at cost which was $1,500,000 at December 31, 2015 and 2014, respectively. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2015.

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

 Note 1 – Summary of Significant Accounting Policies (Continued)

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any impaired loans from held for investment to held for sale in 2015 and 2014. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2015 and 2014, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The Company is an approved Preferred Lender by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank generally sells the guaranteed portion of selected loans to a third party and retains the servicing rights. The servicing asset rights recorded as of December 31, 2015 and 2014 are not material. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

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

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after the modification is in place. Loans classified as TDRs are designated as impaired.

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

The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Company’s wholly-owned trust on a chosen group of officers and directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income generated from the increase in cash surrender value of the policies is included in non-interest income on the statements of operations.

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

The Company analyzes each tax position taken in its tax returns and those positions not taken and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2015 or 2014 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2012.

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

Certain amounts in the 2014 financial statements have been reclassified to conform to the presentation used in the 2015 financial statements. These reclassifications had no effect on net income.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015 for items that should potentially be recognized or disclosed in these financial statements.

X.	Recent Accounting Pronouncements

ASU 2014-04; In January, 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The Company adopted ASU 2014-01 effective January 1, 2015. The adoption did not have a material impact on our financial position or results of operation.

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

ASU 2014-11: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU establish two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The guidance in this ASU for public companies is effective for the first interim or annual period beginning after December 31, 2014. The Company adopted ASU 2014-11 effective January 1, 2015. The adoption did not have a material impact on our financial position or results of operation.

ASU 2014-12: In June 2014 the FASB issued ASU 2014-12, Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this ASU requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award. A reporting entity should apply existing guidance in Topic 718 as it relates to the award with performance conditions that affect vesting. The guidance in this ASU are effective for annual periods and interim periods with those annual periods beginning after December 15, 2014. The Company adopted ASU 2014-12 effective January 1, 2015. The adoption did not have a material impact on our financial position or results of operation.

ASU 2015-03: In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU revises Subtopic 835-30 to require that debt issuance costs be reported in the balance sheet as a direct deduction from the face of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge, i.e., an asset, on the balance sheet. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are to be considered in the aggregate when determining the effective interest rate on the debt. The amendments are effective for the Company for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years, and must be applied retrospectively. Early adoption is permitted as of an earlier date for which financial statements have not been previously issued. The Company early-adopted the provisions of this ASU effective with its consolidated financial statements as of and for the period ended December 31, 2015, which was the period in which the Company initially adopted an accounting principle in recognition of a debt issuance cost transaction occurring for the first time. There was no material effect on the Company’s financial position or results of operations. See Note 9 for additional details.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; provides for a practicability exception election for equity investments without readily determinable fair values; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for nonpublic business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

Note 1 – Summary of Significant Accounting Policies (Continued)

ASU 2016-02: In February 2016, the FASB issued ASU No. 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
U.S. Government agency securities	$1,241	$-	$(3)	$1,238
Municipal securities	508	9	-	517
U.S. Government-sponsored enterprises (“GSE”) - residential mortgage-backed securities	14,646	5	(202)	14,449
U.S. Government collateralized residential mortgage obligations	12,900	13	(286)	12,627
Corporate debt securities, primarily financial institutions	2,492	-	(175)	2,317
	31,787	27	(666)	31,148
Community Reinvestment Act (“CRA”) mutual fund	2,397	-	(15)	2,382
	$34,184	$27	$(681)	$33,530

Securities held to maturity:
Municipal securities	$33,956	$824	$(9)	$34,771
GSE - Residential mortgage-backed securities	3,789	9	(44)	3,754
U.S. Government collateralized residential mortgage obligations	3,602	-	(46)	3,556
Corporate debt securities, primarily financial institutions	1,820	-	(233)	1,587
	$43,167	$833	$(332)	$43,668

 December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
U.S. Government agency securities	$2,715	$1	$(7)	$2,709
Municipal securities	515	7	-	522
GSE - Residential mortgage-backed securities	21,403	31	(113)	21,321
U.S. Government collateralized residential mortgage obligations	16,419	53	(349)	16,123
Corporate debt securities, primarily financial institutions	2,494	4	(187)	2,311
	43,546	96	(656)	42,986
CRA mutual fund	2,447	-	(2)	2,445
	$45,993	$96	$(658)	$45,431

Securities held to maturity:
Municipal securities	$18,138	$450	$(33)	$18,555
GSE - Residential mortgage-backed securities	2,100	19	(20)	2,099
U.S. Government collateralized residential mortgage obligations	3,225	-	(25)	3,200
Corporate debt securities, primarily financial institutions	1,817	-	(264)	1,553
	$25,280	$469	$(342)	$25,407

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$6,756	$6,755
Due in one year through five years	3,072	3,069	4,393	4,529
Due in five years through ten years	175	176	2,704	2,784
Due after ten years	994	827	21,923	22,290
	4,241	4,072	35,776	36,358

GSE - Residential mortgage-backed securities	14,646	14,449	3,789	3,754
U.S. Government collateralized residential mortgage obligations	12,900	12,627	3,602	3,556

	$31,787	$31,148	$43,167	$43,668

The Company had 19 securities sales in 2015 totaling $24,306,000 and recorded gross realized gains and losses of $70,000 and $33,000, respectively, from these sales as compared to thirty-one securities sales in 2014 totaling $9,827,000 and recorded gross realized gains and losses of $105,000 and $17,000 respectively.

Investment securities with a carrying value of $32,596,000 and $31,945,000 at December 31, 2015 and 2014, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public funds as required or permitted by law.

 The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(In Thousands)

U.S. Government agency securities	$1,238	$(3)	$-	$-	$1,238	$(3)
Municipal securities	5,858	(5)	498	(4)	6,356	(9)
GSE – Residential mortgage-backed securities	11,946	(151)	5,006	(95)	16,952	(246)
U.S. Government collateralized residential mortgage obligations	8,284	(72)	6,861	(260)	15,145	(332)
Corporate debt securities, primarily financial institutions	496	(1)	2,907	(407)	3,403	(408)
CRA mutual fund	2,382	(15)	-	-	2,382	(15)
Total Temporarily Impaired Securities	$30,204	$(247)	$15,272	$(766)	$45,476	$(1,013)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:	(In Thousands)

U.S. Government agency securities	$-	$-	$1,232	$(7)	$1,232	$(7)
Municipal securities	6,802	(8)	1,994	(25)	8,796	(33)
GSE – Residential mortgage-backed securities	12,512	(37)	6,125	(96)	18,637	(133)
U.S. Government collateralized residential mortgage obligations	4,459	(23)	10,102	(351)	14,561	(374)
Corporate debt securities, primarily financial institutions	-	-	2,860	(451)	2,860	(451)
CRA mutual fund	2,445	(2)	-	-	2,445	(2)
Total Temporarily Impaired Securities	$26,218	$(70)	$22,313	$(930)	$48,531	$(1,000)

Note 2 – Securities (Continued)

The Company had 49 securities in an unrealized loss position at December 31, 2015. In management’s opinion, the unrealized losses in U.S. Government agencies, corporate debt, U.S. Government collateralized residential mortgage obligations, municipal, GSE residential mortgage-backed securities and CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At December 31, 2015, the Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. As of December 31, 2015, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2015. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at December 31, 2015.

There was no other-than-temporary impairments recognized during 2015 and 2014.

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Thousands)

Commercial and industrial	$100,154	$96,514
Real estate – construction	104,231	89,145
Real estate – commercial	422,665	383,777
Real estate – residential	39,524	30,808
Consumer	27,136	28,095

	693,710	628,339
Allowance for loan losses	(8,713)	(8,069)
Net unearned fees	(560)	(725)

Net Loans	$684,437	$619,545

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014:

December 31, 2015:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial and industrial	$107	$-	$31	$138	$100,016	$100,154	$-
Real estate – construction	-	150	-	150	104,081	104,231	-
Real estate – commercial	112	-	2,075	2,187	420,478	422,665	-
Real estate – residential	-	-	796	796	38,728	39,524	-
Consumer	-	-	-	-	27,136	27,136	-

Total	$219	$150	$2,902	$3,271	$690,439	$693,710	$-

 December 31, 2014:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial and industrial	$-	$-	$119	$119	$96,395	$96,514	$-
Real estate – construction	-	-	407	407	88,738	89,145	-
Real estate – commercial	254	-	4,722	4,976	378,801	383,777	-
Real estate – residential	-	-	694	694	30,114	30,808	-
Consumer	-	-	295	295	27,800	28,095	-

Total	$254	$-	$6,237	$6,491	$621,848	$628,339	$-

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2015 and 2014:

	2015	2014
	(In Thousands)

Commercial and industrial	$138	$119
Real estate – construction	-	407
Real estate – commercial	2,244	4,722
Real estate – residential	796	694
Consumer	-	295

Total	$3,178	$6,237

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2015 and 2014:

December 31, 2015:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$652	$652	$-	$645	$18
Real estate – construction	3,855	3,855	-	4,381	186
Real estate – commercial	3,267	3,542	-	3,338	48
Real estate – residential	1,178	1,178	-	1,183	29
Consumer	209	209	-	215	9

With an allowance recorded:
Commercial and industrial	$3,305	$3,305	$49	$3,278	$152
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$3,957	$3,957	$49	$3,923	$170
Real estate – construction	3,855	3,855	-	4,381	186
Real estate – commercial	3,267	3,542	-	3,338	48
Real estate – residential	1,178	1,178	-	1,183	29
Consumer	209	209	-	215	9

	$12,466	$12,741	$49	$13,040	$442

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2014:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$1,052	$1,052	$-	$840	$47
Real estate – construction	6,324	6,324	-	7,689	389
Real estate – commercial	8,235	9,166	-	9,405	206
Real estate – residential	1,083	1,083	-	1,106	26
Consumer	610	610	-	634	15

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	1,866	1,866	44	1,913	64
Real estate – commercial	3,352	3,352	154	3,393	163
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$1,052	$1,052	$-	$840	$47
Real estate – construction	8,190	8,190	44	9,602	453
Real estate – commercial	11,587	12,518	154	12,798	369
Real estate – residential	1,083	1,083	-	1,106	26
Consumer	610	610	-	634	15

	$22,522	$23,453	$198	$24,980	$910

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2015:

Commercial and industrial	$96,038	$159	$3,957	$-	$100,154
Real estate – construction	100,376	1,830	2,025	-	104,231
Real estate – commercial	414,872	4,667	3,126	-	422,665
Real estate – residential	38,631	-	893	-	39,524
Consumer	26,891	38	207	-	27,136

Total:	$676,808	$6,694	$10,208	$-	$693,710

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2014:

Commercial and industrial	$92,225	$3,395	$894	$-	$96,514
Real estate – construction	79,030	2,443	7,672	-	89,145
Real estate – commercial	372,761	4,652	6,364	-	383,777
Real estate – residential	30,013	-	795	-	30,808
Consumer	27,538	40	517	-	28,095

Total:	$601,567	$10,530	$16,242	$-	$628,339

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2015 and 2014:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(82)	-	(82)
Recoveries	12	217	2	-	5	-	236
Provision	(66)	(388)	973	81	(246)	136	490

Ending balance, December 31, 2015	$990	$1,283	$5,599	$304	$242	$295	$8,713

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2014	$990	$1,634	$4,325	$190	$594	$139	$7,872
Charge-offs	-	-	(990)	(4)	(137)	-	(1,131)
Recoveries	454	-	177	30	46	-	707
Provision	(400)	(180)	1,112	7	62	20	621

Ending balance, December 31, 2014	$1,044	$1,454	$4,624	$223	$565	$159	$8,069

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2015 and 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2015:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$990	$49	$941	$100,154	$3,957	$96,197
Real estate – construction	1,283	-	1,283	104,231	3,855	100,376
Real estate – commercial	5,599	-	5,599	422,665	3,267	419,398
Real estate – residential	304	-	304	39,524	1,178	38,346
Consumer	242	-	242	27,136	209	26,927
Unallocated	295	-	295	-	-	-

Total:	$8,713	$49	$8,664	$693,710	$12,466	$681,244

	Allowance for Loan Losses			Loans Receivable
December 31, 2014:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$1,044	$-	$1,044	$96,514	$1,052	$95,462
Real estate – construction	1,454	44	1,410	89,145	8,190	80,955
Real estate – commercial	4,624	154	4,470	383,777	11,587	372,190
Real estate – residential	223	-	223	30,808	1,083	29,725
Consumer	565	-	565	28,095	610	27,485
Unallocated	159	-	159	-	-	-

Total:	$8,069	$198	$7,871	$628,339	$22,522	$605,817

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	6	$3,227	$3,227
Real estate – construction	-	-	-
Real estate – commercial	-	-	-
Real estate – residential	-	-	-
Consumer	-	-	-

Total	6	$3,227	$3,227

	Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)
Commercial and industrial	2	$946	$946
Real estate – construction	1	178	178
Real estate – commercial	4	2,320	2,320
Real estate – residential	-	-	-
Consumer	-	-	-

Total	7	$3,444	$3,444

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

As of December 31, 2015, TDRs totaled $10.8 million, including $9.3 million that are current and three non-accrual loans totaling $1.5 million. As a result of our impairment evaluation, the Company established an allowance of $49,000 against one loan classified as TDR as of December 31, 2015.

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2015, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

During the twelve months ended December 31, 2015, twelve TDR loans totaling $3.3 million were paid in full.

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

There were no loans receivable modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2015.

There were two commercial real estate contracts with a recorded investment totaling $281,000 in which the loans receivable were modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31 2014.

It is the Company’s policy to classify a TDR loan that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted TDR loan.

Note 4 – Bank Premises and Equipment

Premises and equipment at December 31, 2015 and 2014 are as follows:

	Estimated Useful Lives (years)			2015	2014
				(In Thousands)

Land		Indefinite		$1,250	$1,400
Buildings		30		1,419	954
Leasehold improvements	5	-	15	4,005	3,915
Furniture and equipment	2	-	7	8,954	8,241
Construction in progress		-		-	1,550

				15,628	16,060

Less accumulated depreciation and amortization				(10,545)	(10,364)

				$5,083	$5,696

During 2014, the Company constructed a new branch in the Cranford market of Union County. This branch became operational on January 8, 2015.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2015, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded on the goodwill balance of $18,109,000 for the years ended December 31, 2015 and 2014, respectively.

Note 5 – Goodwill and Other Intangible Assets (Continued)

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset has a carrying value of $9,000, net of accumulated amortization of $2,097,000, as of December 31, 2015 and a carrying value of $57,000, net of accumulated amortization of $2,049,000, as of December 31, 2014. Amortization expense related to intangible assets was $48,000 and $86,000 for the years ended December 31, 2015 and 2014, respectively.

The aggregate estimated amortization expense for the next fiscal year is expected to be $9,000.

Note 6 – Deposits

The components of deposits at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Thousands)

Demand, non-interest bearing	$144,627	$140,459
Demand, interest bearing, money market and savings	445,788	410,997
Time, $250,000 and over	7,693	3,993
Time, other	110,328	86,941

	$708,436	$642,390

At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$23,164
2017	22,306
2018	27,149
2019	28,416
2020	14,786
Thereafter	2,200

$118,021

Brokered CDs as of December 31, 2015 and 2014 were $37,859,000 and $29,041,000, respectively. Deposits obtained through the use of deposit listing services that are not brokered deposits as of December 31, 2015 and 2014 were $33,261,000 and $10,176,000, respectively. The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $143,000 and $512,000 as of December 31, 2015 and 2014, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$19,545	$23,290
Average during the year	$22,071	$20,096
Maximum month-end balance	$27,916	$27,562
Weighted average rate during the year	0.31%	0.32%
Weighted average rate at December 31	0.24%	0.29%

Note 7 – Securities Sold Under Agreements to Repurchase (Continued)

The Bank enters into Sweep Account Agreements with certain of its deposit account holders for repo sweep arrangements under which funds in excess of a predetermined amount are removed from each such depositor’s account at the end of each banking day, and the Bank’s obligation to restore those funds to the account at the beginning of the following banking day is evidenced by an integrated retail repurchase agreement (a “Repurchase Agreement”) secured by a collateral interest in favor of the depositor in certain government securities held by a third party custodian. The Bank’s obligation to restore the funds under the Repurchase Agreements is accounted for as a collateralized financing arrangement (i.e., secured borrowings), and not as a sale and subsequent repurchase of securities. The obligation to restore the funds to each account is reflected as a liability in the Company's consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective securities accounts. There is no offsetting or netting of the securities against the Repurchase Agreement obligation.

The following table presents the contractual maturities of the Repurchase Agreements as of December 31, 2015, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2015:
Class of Collateral Pledged:
U.S. Government agency securities	$1,238	$-	$-	$-	$1,238
GSE – Residential mortgage-backed securities	12,557	-	-	-	12,557
U.S. Government collateralized residential mortgage obligations	14,817	-	-	-	14,817
Total	$28,612	$-	$-	$-	$28,612
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,545
Excess of collateral pledged over recognized liability					$9,067

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

Note 8 – FHLB and Other Borrowings

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $55.6 million based on the current loan collateral pledged of $102.3 million at December 31, 2015.

At December 31, 2015 and 2014, long-term debt consisted of advances from the FHLB, which amounted to $26.5 and $16.0 million, respectively. These advances had a weighted average interest rate of 2.28% and 2.89% at December 31, 2015 and 2014, respectively. These advances are contractually scheduled for repayment as follows:

				Original Term
	2015	2014	Rate	(years)	Maturity
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	-	1,500	2.00%	5	August 2015
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	2,700	-	0.60%	1	January 2016
Fixed Rate Note	1,000	-	0.97%	2	January 2017
Fixed Rate Note	1,300	-	1.31%	3	January 2018
Fixed Rate Note	1,800	-	1.59%	4	January 2019
Fixed Rate Note	2,700	-	1.81%	5	January 2020
Fixed Rate Note	2,500	-	2.03%	6	January 2021

	$26,500	$16,000

In September 2015, the FHLB issued a $20.1 million municipal deposit letter of credit in the name of Two River Community Bank naming the NJ Department of Banking and Insurance as beneficiary. The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

Note 9 – Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at December 31, 2015, which includes $176,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Note 10 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit. Annually, the Company matches a percentage of employee contributions. The Company contributed $264,000 and $226,000 for the years ended December 31, 2015 and 2014, respectively. Each year, the Company, may at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the year ended December 31, 2015 and 2014, the Company has not contributed any profit sharing amounts.

Note 10 – Employee Benefit Plans (Continued)

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2015 and 2014, other liabilities included approximately $1.4 million and $1.2 million, respectively, accrued under this plan. For the year ended December 31, 2015, expenses related to this plan included in the consolidated statements of operations are recorded in salaries and employee benefits, which amounted to $261,000 as compared to $249,000 for the year ended December 31, 2014.

Note 11 – Income Taxes

The components of income tax expense for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Thousands)

Current	$4,069	$3,108
Deferred	(484)	453

	$3,585	$3,561

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2015 and 2014:

	2015		2014
	Amount	%	Amount	%
	(Dollars In Thousands)

Pre-tax book income	$3,376	34.0%	$3,257	34.0%
Tax exempt interest	(239)	(2.4)	(177)	(1.9)
Bank-owned life insurance income	(151)	(1.5)	(156)	(1.6)
State income taxes, net of federal income tax benefit	557	5.6	535	5.6
Other	42	0.4	102	1.1

	$3,585	36.1%	$3,561	37.2%

The components of the net deferred tax asset, included in other assets on the Consolidated Balance Sheets, as of December 31, 2015 and 2014, were as follows:

	2015	2014
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$3,501	$3,243
Depreciation and amortization	535	604
Deferred compensation	1,130	994
OREO write-downs	7	-
Unrealized loss on securities available for sale	256	218
Other	10	7

	5,439	5,066
Deferred tax liabilities:
Purchase accounting adjustments	(4)	(237)
Other	(422)	(338)

	(426)	(575)

Net Deferred Tax Asset	$5,013	$4,491

Note 12 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In Thousands, Except Per Share Data)

Net income	$6,347	$6,017
Preferred stock dividend	(57)	(117)

Income applicable to common shareholders	$6,290	$5,900

Weighted average common shares outstanding	7,909	7,932
Effect of dilutive securities, stock options and restricted stock	193	181

Weighted average common shares outstanding used to calculate diluted earnings per share	8,102	8,113

Basic earnings per common share	$0.80	$0.74

Diluted earnings per common share	$0.78	$0.73

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For 2015, there were no stock options that were anti-dilutive while for 2014, there were 44,000 stock options that had no intrinsic value because their effect was anti-dilutive and, therefore, were not included in the diluted earnings per common share calculation.

Note 13 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2025. Aggregate rent expense was $1,965,000 and $1,888,000 for the years ended December 31, 2015 and 2014, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2015 are as follows (in thousands):

2016	$1,544
2017	1,468
2018	1,324
2019	1,246
2020	1,021
Thereafter	1,586

$8,189

Note 14 – Stock-Based Compensation

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. Options to purchase 9,129 shares of the Company’s common stock outstanding under these plans expired unexercised during 2015, and no further stock options may be granted thereunder.

On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2015, the number of shares of Company common stock remaining and available for future issuance under the Plan is 183,101.

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

On December 15, 2015, the Company awarded officers ISOs to purchase an aggregate of 32,100 shares of Company common stock. These options are scheduled to vest 20% per year over five years beginning December 15, 2016. These options were granted with an exercise price of $9.66 per share based upon the average trading price of Company’s common stock on the grant date.

Stock-based compensation expense related to the stock option grants was approximately $98,000 and $124,000 for the years ended December 31, 2015 and 2014, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $293,000 as of December 31, 2015 and will be recognized over the subsequent weighted average life of 2.6 years.

Note 14 – Stock-Based Compensation (Continued)

The following table presents information regarding the Company’s outstanding options:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, December 31, 2014		449,507		$4.90
Options granted		35,100		9.61
Options exercised		(28,450)		3.98
Options forfeited		(18,101)		9.99

Options outstanding, December 31, 2015		438,056		$5.16	5.5	$2,105,419
Options exercisable, December 31, 2015		324,395		$4.23	4.5	$1,866,521

Options price range at December 31, 2015	$3.01	to	$9.66

The total intrinsic value of stock options exercised was $137,000 and $116,000 during the years ended December 31, 2015 and 2014, respectively. Cash received from such exercises was $113,000 and $113,000, respectively. A tax benefit of $7,000 was recognized during the years ended December 31, 2015 and 2014.

The following summarizes information about stock options outstanding at December 31, 2015:

			Options Outstanding
Range of Exercise Prices			Number Outstanding at December 31, 2015	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$3.01	-	$3.83	204,678	3.3	$3.41
$5.19	-	$5.49	130,328	6.2	5.27
$7.41	-	$8.40	67,950	8.4	7.91
$9.02	-	$9.66	35,100	9.1	9.61

			438,056

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the stock options granted on December 15, 2015:

Dividend yield	1.45%
Expected volatility	27.22%
Risk-free interest rate	2.06%
Forfeiture rate	5.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.66

Note 14 – Stock-Based Compensation (Continued)

The following assumptions were used to estimate the fair value of the stock options granted on May 11, 2015:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	2.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.55

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

On January 15, 2015, the Company awarded an officer an aggregate of 5,000 shares of Company’s common stock. These restricted stock awards are scheduled to vest 20% per year over five years beginning January 15, 2016. On December 15, 2015, the Company awarded an aggregate of 6,100 shares of Company’s common stock. These restricted stock awards are scheduled to vest 20% per year over five years beginning December 15, 2016.

Compensation expense related to the restricted stock was to $88,000 and $43,000 for the years ended December 31, 2015 and 2014, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2015 and 2014 related to the restricted stock compensation.

Total unrecognized compensation cost related to restricted stock under the Plan was $179,000 as of December 31, 2015 and will be recognized over the subsequent weighted average life of 3.9 years.

The following table summarizes information about restricted stock for the year ended December 31, 2015:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2014	25,084	$7.98
Restricted stock earned	(13,252)	(8.09)
Granted	11,100	9.05

Unvested at December 31, 2015	22,932	$8.36

Note 15 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Two River Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory bank lending limitations and in compliance with applicable rules and regulations of the Securities and Exchange Commission. Two River Bancorp relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2015 were current as to principal and interest payments, and did not involve more than normal risk of collectability. Total extensions of credit to related parties at December 31, 2015 and 2014 were $15.8 million and $16.6 million, respectively. Of these amounts, loans outstanding to related parties at December 31, 2015 and 2014 were $10.2 million and $10.8 million, respectively, with the balance representing unused extensions of credit. During 2015, new loans and advances to such related parties totaled $291,000 and repayments and other reductions aggregated $905,000. Deposits from certain directors, executive officers and their affiliates at December 31, 2015 and 2014 totaled $14.8 million and $14.1 million, respectively, plus an additional $1.7 million and $2.3 million, respectively, in securities sold under agreements to repurchase.

The Bank paid $1,820 and $7,990 for the years ended December 31, 2015 and 2014, respectively, to one director for certain services.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $166,262,000 and $160,630,000 at December 31, 2015 and 2014, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $4,315,000 and $4,754,000 at December 31, 2015 and 2014, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2015 and 2014.

Note 17 – Regulatory Matters

The Company and the Bank are subject to various regulatory and capital requirements administered by the Federal banking agencies. Our federal banking regulators, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) (which regulates bank holding companies) and the Federal Deposit Insurance Corporation (the “FDIC”) (which regulated the Bank), have issued guidelines classifying and defining capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank is also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Under the New Jersey Banking Act (the “Banking Act”), no dividend may be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired, and the Bank will have a surplus of not less than 50% of its capital stock. Therefore the highest amount of dividends that the Bank could pay to the Company at December 31, 2015 under the Banking Act is $76.9 million, subject to amounts it needs to retain in order to remain “well capitalized” as set forth below.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at December 31, 2015 and 2014, are presented below.

	Actual		Minimum Required for Capital Adequacy Purposes			To be Well Capitalized under Applicable Regulations*
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2015
Common Equity Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	$75,273	10.13%	$	≥33,438	≥4.50%	$	N/A	N/A
Two River Community Bank	84,659	11.39%		≥33,447	≥4.50%		≥48,313	>6.50%

Total Capital (to risk-weighted assets)
Two River Bancorp	93,986	12.65%		≥59,438	≥8.00%		≥74,297	>10.00%
Two River Community Bank	93,372	12.56%		≥59,473	≥8.00%		≥74,341	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	75,273	10.13%		≥44,584	≥6.00%		≥44,584	>6.00%
Two River Community Bank	84,659	11.39%		≥44,596	≥6.00%		≥59,462	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	75,273	8.97%		≥33,567	≥4.00%		N/A	N/A
Two River Community Bank	84,659	10.09%		≥33,562	≥4.00%		≥41,952	>5.00%

As of December 31, 2014
Total Capital (to risk-weighted assets)
Two River Bancorp	$84,178	12.57%	$	≥53,574	≥8.00%	$	≥66,967	>10.00%
Two River Community Bank	83,779	12.51%		≥53,576	≥8.00%		≥66,969	>10.00%

Tier 1 Capital (to risk-weighted assets)
Two River Bancorp	76,109	11.36%		≥26,775	≥4.00%		≥40,198	>6.00%
Two River Community Bank	75,710	11.31%		≥26,776	≥4.00%		≥40,164	>6.00%

Tier 1 Capital (to average assets)
Two River Bancorp	76,109	9.95%		≥30,597	≥4.00%		N/A	N/A
Two River Community Bank	75,710	9.90%		≥30,590	≥4.00%		≥38,237	>5.00%

*The Prompt Correction Action rules apply to the Bank only. The requirements for “well-capitalized” for the Company come from the bank holding company regulations.

Note 17 – Regulatory Matters (Continued)

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

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 Capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% for the Bank to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% for the Bank to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payment to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016. Additionally, the Company determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

As of December 31, 2015, the Bank would have had a capital conservation buffer greater than 2.5%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2015

Securities available for sale:

U.S. Government agency securities	$-	$1,238	$-	$1,238
Municipal securities	-	517	-	517
GSE - Residential mortgage-backed securities	-	14,449	-	14,449
U.S. Government collateralized residential mortgage obligations	-	12,627	-	12,627
Corporate debt securities, primarily financial institutions	-	2,317	-	2,317
CRA mutual fund	2,382	-	-	2,382

Total	$2,382	$31,148	$-	$33,530

At December 31, 2014

Securities available for sale:

U.S. Government agency securities	$-	$2,709	$-	$2,709
Municipal securities	-	522	-	522
GSE - Residential mortgage-backed securities	-	21,321	-	21,321
U.S. Government collateralized residential mortgage obligations	-	16,123	-	16,123
Corporate debt securities, primarily financial institutions	-	2,311	-	2,311
CRA mutual fund	2,445	-	-	2,445

Total	$2,445	$42,986	$-	$45,431

As of December 31, 2015 and 2014, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Note 18 – Fair Value of Financial Instruments (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2015
Impaired loans with an allowance recorded	$-	$-	$3,256	$3,256
Impaired loans net of partial charge-offs	-	-	1,389	1,389
Foreclosed and repossessed assets	-	-	411	411

At December 31, 2014
Impaired loans with an allowance recorded	$-	$-	$5,020	$5,020
Impaired loans net of partial charge-offs	-	-	2,140	2,140
Foreclosed and repossessed assets	-	-	1,603	1,603

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At December 31, 2015 and 2014, there were no discounts applied to appraisal values as impaired appraisals were current. At December 31, 2015, liquidation expenses were 5.0% (weighted average of 5.0%), while at December 31, 2014, liquidation expenses ranged from 5.0% to 6.0% (weighted average of 5.3%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

Other Real Estate Owned (“OREO”) – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At December 31, 2015, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 0.4% to 6.0% (weighted average of 3.9%), while at December 31, 2014, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 6.0% to 14.5% (weighted average of 12.0%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2015 and 2014, OREO totaling $411,000 and $1,603,000, respectively, are carried at fair value less estimated selling costs based on current appraisals. At December 31, 2015, there was one residential loan for $153,000 held in OREO while at December 31, 2014, the Company had $1.3 million. During the year ended December 31, 2015, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $542,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and 2014:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Note 18 – Fair Value of Financial Instruments (Continued)

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2015 and 2014, there were no Level 3 securities.

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

Long-term Debt (carried at cost):

Fair values of FHLB advances are estimated by using a discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that applies a 4.49% credit spread plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2015 and 2014.

Note 18 – Fair Value of Financial Instruments (Continued)

 The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:

	Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,727	$46,727	$46,727	$-	$-
Securities available for sale	33,530	33,530	2,382	31,148	-
Securities held to maturity	43,167	43,668	-	43,668	-
Restricted investments	3,596	3,596	-	-	3,596
Loans held for sale	3,050	3,105	-	-	3,105
Loans receivable, net	684,437	676,703	-	-	676,703
Accrued interest receivable	1,912	1,912	-	422	1,490

Financial liabilities:
Deposits	708,436	707,908	-	707,908	-
Securities sold under agreements to repurchase	19,545	19,545	-	19,545	-
Long-term debt	26,500	26,882	-	26,882	-
Subordinated debt	9,824	9,823	-	9,823	-
Accrued interest payable	118	118	-	118	-

	Fair Value Measurements at December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$36,110	$36,110	$36,110	$-	$-
Securities available for sale	45,431	45,431	2,445	42,986	-
Securities held to maturity	25,280	25,407	-	25,407	-
Restricted investments	3,029	3,029	-	-	3,029
Loans receivable, net	1,589	1,619	-	-	1,619
Accrued interest receivable	619,545	615,141	-	-	615,141
	1,636	1,636	-	245	1,391
Financial liabilities:
Deposits	642,390	641,967	-	641,967	-
Securities sold under agreements to repurchase	23,290	23,290	-	23,290	-
Long-term debt	16,000	16,776	-	16,776	-
Accrued interest payable	46	46	-	46	-

Note 19 – Shareholders’ Equity

On August 11, 2011, the Company received $12 million under the Small Business Lending Fund (“SBLF”), created as part of the Small Business Jobs Act. The SBLF provided Tier 1 Capital to community banks, and the terms of this capital contained incentives for making small business loans, defined as certain loans of up to $10 million to businesses with up to $50 million in annual revenues. In exchange for the $12 million, the Company issued to the U.S. Department of the Treasury (“Treasury”) 12,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”). The SBLF Preferred Shares qualified as Tier 1 Capital. On December 15, 2014, the Company redeemed $6.0 million (6,000 shares) of the outstanding SBLF Preferred Shares, and on December 15, 2015, the remaining $6.0 million (6,000 shares) was redeemed. From July 1, 2013 to their redemption on December 15, 2015, the dividend rate on the SBLF Preferred Shares was 1.00%.

On January 24, 2013, the Board of Directors authorized a share repurchase program to repurchase outstanding shares of the Company’s common stock. A total of 227,612 shares for a total of approximately $1.8 million were repurchased under this program, which expired on December 31, 2014.

On December 18, 2014, the Company announced that its Board of Directors approved a new share repurchase program. Under this new program, the Company repurchased a total of 56,388 shares for a total of approximately $497,000. This program expired on December 31, 2015.

On December 17, 2015, the Company announced that its Board of Directors approved a new Share Repurchase Program. Under this new program, the Company may repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016.

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Two River Bancorp, is as follows:

Condensed Balance Sheets

	December 31,
	2015	2014
	(In Thousands)
Assets
Cash and cash equivalents	$333	$46
Investments in subsidiaries	102,388	93,533
Other assets	345	368

Total assets	$103,066	$93,947

Liabilities and Shareholders’ Equity
Subordinated debt	$9,824	$-
Other liabilities	240	15
Shareholders’ equity	93,002	93,932

Total liabilities and shareholders’ equity	$103,066	$93,947

Condensed Statements of Operations and Comprehensive Income

	December 31,
	2015	2014
	(In Thousands)
Dividends from Bank	$1,456	$8,029
Interest expense-subordinated debt	33	-
Other operating expenses	186	167

Income before income taxes	1,237	7,862

Income tax expense (benefit)	(10)	2

Income before undistributed income of subsidiaries	1,247	7,860

Equity in undistributed income (loss) of subsidiaries	5,100	(1,843)

Net income	$6,347	$6,017

Equity in other comprehensive income (loss) of subsidiaries, net of tax	(54)	339

Total comprehensive income, net of tax	$6,293	$6,356

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income	$6,347	$6,017
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed (income) loss of subsidiaries	(5,100)	1,843
Dividends from Bank	1,456	8,029
Stock-based compensation expense	186	167
Other, net	248	(271)

Net cash provided by operating activities	3,137	15,785

Cash flows from investing activities:
Contributions to subsidiary, net	(5,265)	(8,029)
Net cash used in investing activities	(5,265)	(8,029)

Cash flows from financing activities:
Proceeds from exercise of stock options	114	112
Tax benefit of stock options exercised	7	7
Proceeds from employee stock purchase program	56	50
Redemption of preferred stock, Series C	(6,000)	(6,000)
Proceeds from subordinated debt placement, net of issuance costs	9,824	-
Common stock repurchased	(497)	(1,197)
Cash dividends paid on common stock	(1,032)	(873)
Dividends paid on preferred stock, Series C	(57)	(117)

Net cash provided by (used in) financing activities	2,415	(8,018)

Net increase (decrease) in cash and cash equivalents	287	(262)

Cash and Cash Equivalents – Beginning	46	308

Cash and Cash Equivalents – Ending	$333	$46

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2015 and 2014, on a quarterly basis, for Two River Bancorp. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,306	$8,218	$7,903	$7,676
Interest expense	1,019	973	967	904

Net interest income	7,287	7,245	6,936	6,772
Provision for loan losses	90	120	190	90

Net interest income after provision for loan losses	7,197	7,125	6,746	6,682
Non-interest income	984	836	941	776
Non-interest expense	5,509	5,308	5,377	5,161

Income before income taxes	2,672	2,653	2,310	2,297
Income taxes	921	961	849	854

Net income	1,751	1,692	1,461	1,443

Preferred stock dividends	(12)	(15)	(15)	(15)

Net income available to common shareholders	$1,739	$1,677	$1,446	$1,428
Per common share data:
Basic earnings	$0.22	$0.21	$0.18	$0.18
Diluted earnings	$0.21	$0.21	$0.18	$0.18

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,699	$7,655	$7,552	$7,480
Interest expense	864	851	866	871

Net interest income	6,835	6,804	6,686	6,609
Provision for loan losses	100	-	238	283

Net interest income after provision for loan losses	6,735	6,804	6,448	6,326
Non-interest income	736	712	713	771
Non-interest expense	5,149	4,822	4,904	4,792

Income before income taxes	2,322	2,694	2,257	2,305
Income taxes	863	1,006	837	855

Net income	1,459	1,688	1,420	1,450

Preferred stock dividends	(27)	(30)	(30)	(30)

Net income available to common shareholders	$1,432	$1,658	$1,390	$1,420
Per common share data:
Basic earnings	$0.18	$0.21	$0.18	$0.18
Diluted earnings	$0.18	$0.20	$0.17	$0.17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP

Date: March 25, 2016	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 25, 2016
Frank J. Patock, Jr.

/s/ JAMES M. BOLLERMAN	Vice Chairman of the Board	March 25, 2016
James M. Bollerman

/s/ JOHN J. PERRI, JR., CPA	Vice Chairman of the Board	March 25, 2016
John J. Perri, Jr., CPA

/s/ CHARLES F. BUTRICO, JR.	Director	March 25, 2016
Charles F. Butrico, Jr.

/s/ ROBERT E. GREGORY	Director	March 25, 2016
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 25, 2016
Robert B. Grossman, MD

/s/ WILLIAM F. LaMORTE	Director	March 25, 2016
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 25, 2016
Joseph F.X. O’Sullivan

/s/ WILLIAM STATTER	Director	March 25, 2016
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 25, 2016
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Corporate Secretary of the Board	March 25, 2016
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 25, 2016
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 25, 2016
A. Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-205780 on Form S-3 filed with the SEC on July 21, 2015)

3.2

Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51889) for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014)

4.1

Specimen certificate representing the Registrant’s common stock, no par value per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

4.2		Form of the Registrant’s Subordinated Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2015)

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

10.3	#	Two River Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10.4	#

Form of Incentive Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2013)

10.5	#

Form of Non-Qualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.6	#

Form of the Subordinated Note Purchase Agreement dated as of December 14, 2015 between the Registrant and certain purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2015)

10.7	#

First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated January 1, 2005, between Two River Community Bank and Alan B. Turner, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 15, 2009)

10.8	#

Employment Agreement dated as of June 1, 2013, among the Registrant, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.9	#

Change in Control Agreement dated as of June 1, 2013, among the Registrant, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.10	#

Second Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated March 1, 2010 by and between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2013)

10.11	#

Third Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated June 11, 2010 between Two River Community Bank and Alan B. Turner, effective as of June 1, 2010 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with SEC on August 16, 2010)

10.12	#

Change in Control Agreement, dated as of June 1, 2013, among the Registrant, Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.13	#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.14	#

Two River Community Bank 2014 Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report as Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014)

10.15	#

Fourth Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.16	#

Two River Community Bank Supplemental Executive Retirement Agreement dated as of January 1, 2012 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012)

10.17	#

First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.18	#

First Amendment to Change in Control Agreement dated as of May 29, 2015 by and among the Registrant, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on May 29, 2015)

10.19	#

First Amendment to Change in Control Agreement dated as of May 29, 2015 by and among the Registrant, Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on the Form 8-K filed with the SEC on May 29, 2015)

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