Form 10-Q
period 2016-03-31
TWO RIVER BANCORP
filed 2016-05-12
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 7,946,837 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$25,129	$21,566
Interest-bearing deposits in bank	29,011	25,161
Cash and cash equivalents	54,140	46,727

Securities available for sale	34,497	33,530
Securities held to maturity (fair value of $45,620 and $43,668 at March 31, 2016 and December 31, 2015, respectively)	45,122	43,167
Restricted investments, at cost	3,757	3,596
Loans held for sale	-	3,050
Loans	704,401	693,150
Allowance for loan losses	(8,963)	(8,713)
Net loans	695,438	684,437

Other real estate owned (“OREO”)	259	411
Bank-owned life insurance	17,403	17,294
Premises and equipment, net	4,900	5,083
Accrued interest receivable	1,881	1,912
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,107 and $2,097 at March 31, 2016 and December 31, 2015, respectively	-	9
Other assets	6,351	6,371

Total Assets	$881,857	$863,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$150,408	$144,627
Interest bearing	576,696	563,809
Total Deposits	727,104	708,436

Securities sold under agreements to repurchase	20,132	19,545
Accrued interest payable	85	118
Long-term debt	23,800	26,500
Subordinated debt	9,831	9,824
Other liabilities	6,292	6,271

Total Liabilities	787,244	770,694

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,228,178 and 8,213,196 at March 31, 2016 and December 31, 2015, respectively Outstanding – 7,943,446 and 7,929,196 at March 31, 2016 and December 31, 2015, respectively	72,997	72,890
Retained earnings	24,174	22,759
Treasury stock, at cost; 284,732 shares and 284,000 shares at March 31, 2016 and December 31, 2015, respectively	(2,254)	(2,248)
Accumulated other comprehensive loss	(304)	(399)
Total Shareholders' Equity	94,613	93,002

Total Liabilities And Shareholders’ Equity	$881,857	$863,696

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

     (in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Loans, including fees	$7,913	$7,346
Securities:
Taxable	192	217
Tax-exempt	200	98
Interest-bearing deposits	33	15
Total Interest Income	8,338	7,676
Interest Expense
Deposits	883	735
Securities sold under agreements to repurchase	14	16
Long-term debt	148	153
Subordinated debt	165	-
Total Interest Expense	1,210	904
Net Interest Income	7,128	6,772
Provision For Loan Losses	-	90
Net Interest Income after Provision for Loan Losses	7,128	6,682

Non-Interest Income
Service fees on deposit accounts	136	148
Mortgage banking	214	143
Other loan fees	81	41
Earnings from investment in bank-owned life insurance	109	111
Gain on sale of SBA loans	94	176
Net gain on sale of securities	72	15
Other income	187	142
Total Non-Interest Income	893	776

Non-Interest Expenses
Salaries and employee benefits	3,105	3,018
Occupancy and equipment	995	977
Professional	335	214
Insurance	47	94
FDIC insurance and assessments	105	91
Advertising	110	100
Data processing	135	118
Outside services fees	123	123
Amortization of identifiable intangibles	10	19
OREO expenses, impairments and sales, net	19	(2)
Loan workout expenses	80	86
Other operating	333	323
Total Non-Interest Expenses	5,397	5,161

Income before Income Taxes	2,624	2,297
Income tax expense	931	854
Net Income	1,693	1,443
Preferred stock dividend	-	(15)
Net income available to common shareholders	$1,693	$1,428
Earnings Per Common Share:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18
Weighted average common shares outstanding
Basic	7,918	7,937
Diluted	8,089	8,137

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

     (in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$1,693	$1,443
Other comprehensive income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2015: $6	-	(9)
Unrealized holdings gains on securities available for sale, net of income tax expense 2016: $64; 2015: $132	95	205

Other comprehensive income	95	196

Total comprehensive income	$1,788	$1,639

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(dollars in thousands, except per share data)

		Common Stock				Accumulated Other	Total
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2016	$-	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

Net income	-	-	-	1,693	-	-	1,693

Other comprehensive income	-	-	-	-	-	95	95

Stock-based compensation expense	-	-	40	-	-	-	40

Cash dividends on common stock ($0.035 per share)	-	-	-	(278)	-	-	(278)

Options exercised	-	13,547	53	-	-	-	53

Common stock repurchased	-	(732)	-	-	(6)	-	(6)

Employee stock purchase program	-	1,435	14	-	-	-	14

Balance, March 31, 2016	$-	7,943,446	$72,997	$24,174	$(2,254)	$(304)	$94,613

Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	1,443	-	-	1,443

Other comprehensive income	-	-	-	-	-	196	196

Dividends on preferred stock, Series C	-	-	-	(15)	-	-	(15)

Stock-based compensation expense	-	-	54	-	-	-	54

Cash dividends on common stock ($0.03 per share)	-	-	-	(238)	-	-	(238)

Options exercised	-	7,988	37	-	-	-	37

Tax benefit of exercised stock options	-	-	2	-	-	-	2

Common stock repurchased	-	(28,588)	-	-	(244)	-	(244)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	1,372	12	-	-	-	12

Balance, March 31, 2015	$6,000	7,925,456	$72,632	$18,691	$(1,995)	$(149)	$95,179

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash Flows From Operating Activities
Net income	$1,693	$1,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	182
Provision for loan losses	-	90
Intangible amortization	9	19
Amortization of subordinated debt issuance costs	7	-
Net amortization of securities premiums and discounts	155	94
Earnings from investment in bank-owned life insurance	(109)	(111)
Proceeds on sale of loans held for sale	11,960	8,291
Origination of loans held for sale	(8,702)	(9,124)
Gain on sale of loans held for sale	(208)	(140)
Net realized loss on sale of OREO	45	-
Stock-based compensation expense	40	54
Net realized gain on sale of securities available for sale	-	(15)
Net realized gain on sale of securities held to maturity	(72)	-
Proceeds from sale of SBA loans	941	1,751
Gain from sale of SBA loans	(94)	(176)
Decrease (increase) in assets:
Accrued interest receivable	31	(18)
Other assets	(31)	924
Increase (decrease) in liabilities:
Accrued interest payable	(33)	59
Other liabilities	21	(568)
Net Cash Provided by Operating Activities	5,853	2,755
Cash Flows From Investing Activities
Purchase of securities available for sale	(2,257)	(1,500)
Purchase of securities held to maturity	(3,391)	(1,478)
Proceeds from repayments, calls and maturities of securities available for sale	1,359	1,854
Proceeds from repayments, calls and maturities of securities held to maturity	354	1,056
Proceeds from sales of securities available for sale	-	1,500
Proceeds from sales of securities held to maturity	1,076	-
Net increase in loans	(11,848)	(14,210)
Purchases of premises and equipment	(17)	(302)
Purchase of restricted investments, net	(161)	(540)
Proceeds from sale of OREO	107	-
Net Cash Used In Investing Activities	(14,778)	(13,620)
Cash flows from financing activities
Net increase in deposits	18,668	12,935
Net increase (decrease) in securities sold under agreements to repurchase	587	(2,520)
Proceeds from long-term debt	-	12,000
Repayment of long-term debt	(2,700)	-
Cash dividends paid - preferred stock	-	(15)
Cash dividends paid – common stock	(278)	(238)
Proceeds from employee stock purchase plan	14	12
Proceeds from exercise of stock options	53	37
Common stock repurchased	(6)	(244)
Tax benefit of stock options exercised	-	2
Net Cash Provided by Financing Activities	16,338	21,969
Net Increase in Cash and Cash Equivalents	7,413	11,104
Cash And Cash Equivalents – Beginning	46,727	36,110
Cash And Cash Equivalents - Ending	$54,140	$47,214
Supplementary cash flow information:
Interest paid	$1,243	$845
Income taxes paid	$1,317	$250

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2016 (the “2015 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-02: In February 2016, the FASB issued ASU 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as  either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

ASU 2016-09: In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. Further, the ASU provides two accounting alternatives to nonpublic entities: A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. Also a nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

The Company performed its annual step one goodwill impairment analysis as of September 30, 2015. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	(dollars in thousands, except per share data)
	2016	2015
Net income	$1,693	$1,443
Preferred stock dividend	-	(15)

Net income applicable to common shareholders	$1,693	$1,428

Weighted average common shares outstanding	7,918,099	7,936,935
Effect of dilutive stock options	171,348	200,285

Weighted average common shares outstanding used to calculate diluted earnings per share	8,089,447	8,137,220

Basic earnings per common share	$0.21	$0.18

Diluted earnings per common share	$0.21	$0.18

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. Stock options that had no intrinsic value because their effect would be anti-dilutive and, therefore, would not be included in the diluted earnings per common share calculation were 32,100 for the three month period ended March 31, 2016, as compared to 9,100 for the three month period ended March 31, 2015.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2016:

Securities available for sale:
U.S. Government agency securities	$3,499	$5	$-	$3,504
Municipal securities	506	12	-	518
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	13,905	2	(150)	13,757
U.S. Government collateralized residential mortgage obligations	12,180	18	(141)	12,057
Corporate debt securities, primarily financial institutions	2,492	6	(265)	2,233

	32,582	43	(556)	32,069

Community Reinvestment Act (“CRA”) mutual fund	2,410	18	-	2,428

	$34,992	$61	$(556)	$34,497

Securities held to maturity:
Municipal securities	$36,272	$856	$-	$37,128
GSE – Residential mortgage-backed securities	3,684	18	(15)	3,687
U.S. Government collateralized residential mortgage obligations	3,346	-	(19)	3,327
Corporate debt securities, primarily financial institutions	1,820	-	(342)	1,478

	$45,122	$874	$(376)	$45,620

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2015:

Securities available for sale:
U.S. Government agency securities	$1,241	$-	$(3)	$1,238
Municipal securities	508	9	-	517
GSE – residential mortgage-backed securities	14,646	5	(202)	14,449
U.S. Government collateralized residential mortgage obligations	12,900	13	(286)	12,627
Corporate debt securities, primarily financial institutions	2,492	-	(175)	2,317
	31,787	27	(666)	31,148

CRA mutual fund	2,397	-	(15)	2,382
	$34,184	$27	$(681)	$33,530

Securities held to maturity:
Municipal securities	$33,956	$824	$(9)	$34,771
GSE – residential mortgage-backed securities	3,789	9	(44)	3,754
U.S. Government collateralized residential mortgage obligations	3,602	-	(46)	3,556
Corporate debt securities, primarily financial institutions	1,820	-	(233)	1,587
	$43,167	$833	$(332)	$43,668

The amortized cost and fair value of the Company’s debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$6,755	$6,758
Due in one year through five years	3,071	3,083	4,387	4,534
Due in five years through ten years	175	175	3,890	4,062
Due after ten years	3,251	2,997	23,060	23,252

	6,497	6,255	38,092	38,606

GSE – Residential mortgage-backed securities	13,905	13,757	3,684	3,687
U.S. Government collateralized residential mortgage obligations	12,180	12,057	3,346	3,327

	$32,582	$32,069	$45,122	$45,620

The Company had one security sale totaling $1.0 million in which the Company recorded a gross realized gain of $72,000 during the three months ended March 31, 2016 and one security sale totaling $1.5 million in which the Company recorded a gross realized gain of $15,000 during the three months ended March 31, 2015. The sale during the first quarter of 2016 was a municipal bond which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

NOTE 5 – SECURITIES (Continued)

Investment securities with a carrying value of $30,995,000 and $32,596,000 at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2016:

GSE – Residential mortgage-backed securities	$10,962	$(122)	$4,024	$(43)	$14,986	$(165)
U.S. Government collateralized residential mortgage obligations	5,106	(14)	6,667	(146)	11,773	(160)
Corporate debt securities, primarily financial institutions	-	-	2,708	(607)	2,708	(607)
Total Temporarily Impaired Securities	$16,068	$(136)	$13,399	$(796)	$29,467	$(932)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2015:

U.S. Government agency securities	$1,238	$(3)	$-	$-	$1,238	$(3)
Municipal securities	5,858	(5)	498	(4)	6,356	(9)
GSE – Residential mortgage-backed securities	11,946	(151)	5,006	(95)	16,952	(246)
U.S. Government collateralized residential mortgage obligations	8,284	(72)	6,861	(260)	15,145	(332)
Corporate debt securities, primarily financial institutions	496	(1)	2,907	(407)	3,403	(408)
CRA mutual fund	2,382	(15)	-	-	2,382	(15)
Total Temporarily Impaired Securities	$30,204	$(247)	$15,272	$(766)	$45,476	$(1,013)

The Company had 35 securities in an unrealized loss position at March 31, 2016. In management’s opinion, the unrealized losses in corporate debt, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At March 31, 2016, the Company does not intend to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. At March 31, 2016, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2016. These four securities have an amortized cost value of $2.8 million and a fair value of $2.2 million at March 31, 2016.

There were no other-than-temporary impairments recognized during the three months ended March 31, 2016 and 2015.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any loans from held for investment to held for sale during the three months ended March 31, 2016 and 2015. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2016 and December 31, 2015, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The components of the loan portfolio held for investment at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)

Commercial and industrial	$96,427	$100,154
Real estate – construction	104,375	104,231
Real estate – commercial	432,929	422,665
Real estate – residential	44,142	39,524
Consumer	27,042	27,136

	704,915	693,710
Allowance for loan losses	(8,963)	(8,713)
Unearned fees	(514)	(560)

Net Loans	$695,438	$684,437

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
			(In Thousands)
March 31, 2016:

Commercial and industrial	$150	$105	$24	$279	$96,148	$96,427	$-
Real estate – construction	150	-	-	150	104,225	104,375	-
Real estate – commercial	-	56	750	806	432,123	432,929	-
Real estate – residential	246	-	542	788	43,354	44,142	-
Consumer	-	-	-	-	27,042	27,042	-

Total	$546	$161	$1,316	$2,023	$702,892	$704,915	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
			(In Thousands)
December 31, 2015:

Commercial and industrial	$107	$-	$31	$138	$100,016	$100,154	$-
Real estate – construction	-	150	-	150	104,081	104,231	-
Real estate – commercial	112	-	2,075	2,187	420,478	422,665	-
Real estate – residential	-	-	796	796	38,728	39,524	-
Consumer	-	-	-	-	27,136	27,136	-

Total	$219	$150	$2,902	$3,271	$690,439	$693,710	$-

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In Thousands)

Commercial and industrial	$129	$138
Real estate – construction	-	-
Real estate – commercial	806	2,244
Real estate – residential	788	796
Consumer	-	-

Total	$1,723	$3,178

The following table presents newly troubled debt restructured loans that occurred during the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	1	$257	$257

	Three months ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:

Commercial and industrial	1	$48	$48

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Our TDR loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-months and all the loans identified as troubled debt restructured as of March 31, 2016, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

At March 31, 2016, TDRs totaled $9.1 million, including $8.9 million that were current and two non-accrual loans totaling $161,000. As of December 31, 2015, TDRs totaled $10.8 million, including $9.3 million that were current and three non-accrual loans totaling $1.5 million. At March 31, 2016 and December 31, 2015, the Company established an allowance of $6,000 and $49,000, respectively, against one of our loan relationships classified as TDR.

There were no financing receivables modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2016 and 2015, respectively.

It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, respectively:

	As of March 31, 2016			For the three months ended March 31, 2016
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$897	$897	$-	$903	$7
Real estate – construction	3,291	3,291	-	3,301	34
Real estate – commercial	1,818	1,818	-	1,848	12
Real estate – residential	1,169	1,169	-	1,174	5
Consumer	206	206	-	208	2

With an allowance recorded:
Commercial and industrial	$3,262	$3,262	$6	$3,284	$40
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$4,159	$4,159	$6	$4,187	$47
Real estate – construction	3,291	3,291	-	3,301	34
Real estate – commercial	1,818	1,818	-	1,848	12
Real estate – residential	1,169	1,169	-	1,174	5
Consumer	206	206	-	208	2

	$10,643	$10,643	$6	$10,718	$100

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2015			For the three months ended March 31, 2015
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$652	$652	$-	$1,103	$12
Real estate – construction	3,855	3,855	-	6,762	70
Real estate – commercial	3,267	3,542	-	11,089	94
Real estate – residential	1,178	1,178	-	1,083	5
Consumer	209	209	-	435	2

With an allowance recorded:
Commercial and industrial	$3,305	$3,305	$49	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$3,957	$3,957	$49	$1,103	$12
Real estate – construction	3,855	3,855	-	6,762	70
Real estate – commercial	3,267	3,542	-	11,089	94
Real estate – residential	1,178	1,178	-	1,083	5
Consumer	209	209	-	435	2

	$12,466	$12,741	$49	$20,472	$183

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
March 31, 2016:

Commercial and industrial	$91,964	$560	$3,903	$-	$96,427
Real estate – construction	100,933	1,971	1,471	-	104,375
Real estate – commercial	426,630	4,625	1,674	-	432,929
Real estate – residential	43,257	-	885	-	44,142
Consumer	26,802	37	203	-	27,042

Total	$689,586	$7,193	$8,136	$-	$704,915

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2015:

Commercial and industrial	$96,038	$159	$3,957	$-	$100,154
Real estate – construction	100,376	1,830	2,025	-	104,231
Real estate – commercial	414,872	4,667	3,126	-	422,665
Real estate – residential	38,631	-	893	-	39,524
Consumer	26,891	38	207	-	27,136

Total	$676,808	$6,694	$10,208	$-	$693,710

The following tables present the balance in the allowance for loan losses at March 31, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
	(In Thousands)
March 31, 2016:

Commercial and industrial	$871	$6	$865	$96,427	$4,159	$92,268
Real estate – construction	1,281	-	1,281	104,375	3,291	101,084
Real estate – commercial	5,881	-	5,881	432,929	1,818	431,111
Real estate – residential	340	-	340	44,142	1,169	42,973
Consumer	254	-	254	27,042	206	26,836
Unallocated	336	-	336	-	-	-

Total	$8,963	$6	$8,957	$704,915	$10,643	$694,272

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
	(In Thousands)
December 31, 2015:

Commercial and industrial	$990	$49	$941	$100,154	$3,957	$96,197
Real estate – construction	1,283	-	1,283	104,231	3,855	100,376
Real estate – commercial	5,599	-	5,599	422,665	3,267	419,398
Real estate – residential	304	-	304	39,524	1,178	38,346
Consumer	242	-	242	27,136	209	26,927
Unallocated	295	-	295	-	-	-

Total	$8,713	$49	$8,664	$693,710	$12,466	$681,244

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2016 and 2015:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	-	-	-	-	-	-	-
Recoveries	3	4	242	-	1	-	250
Provision	(122)	(6)	40	36	11	41	-

Ending balance, March 31, 2016	$871	$1,281	$5,881	$340	$254	$336	$8,963

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(80)	-	(80)
Recoveries	2	-	-	-	1	-	3
Provision	(23)	54	(38)	39	49	9	90

Ending balance, March 31, 2015	$1,023	$1,508	$4,586	$262	$535	$168	$8,082

NOTE 7 – STOCK-BASED COMPENSATION PLANS

Prior to the Company’s formation in 2006, its banking subsidiaries had stock option plans, with outstanding stock options, for the benefit of their employees and directors. The plans provided for the granting of both incentive and non-qualified stock options. All options to purchase shares of the Company’s common stock under these plans expired in 2015 and no further stock options may be granted.

On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”) which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2016, the number of shares of Company common stock remaining and available for future issuance under the Plan is 183,101 after adjusting for subsequent stock dividends.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”).  Awards may be granted under the Plan to directors and employees, and to other persons who provide substantial services to the Company.

NOTE 7 – STOCK-BASED COMPENSATION PLANS (Continued)

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

During the first quarter of 2016, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to the stock option grants was approximately $29,000 and $28,000 during the three months ended March 31, 2016 and 2015, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $261,000 as of March 31, 2016 and will be recognized over the subsequent 2.3 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2016:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015		438,056		$5.16
Options granted		-		-
Options exercised		(13,547)		3.90
Options forfeited		-		-
Options outstanding, March 31, 2016		424,509		$5.18	5.3	$1,839,614
Options exercisable, March 31, 2016		310,854		$4.24	4.2	$1,636,076
Option price range at March 31, 2016	$3.01	to	$9.66

The total intrinsic value of options exercised during the three months ended March 2016 and 2015 was $76,000 and $30,000, respectively. Cash received from such exercises was $53,000 and $37,000, respectively. There was no tax benefit recognized in the three months ended March 31, 2016 and a $2,000 tax benefit recognized during the three months ended March 31, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $11,000 and $26,000 for the three month periods ended March 31, 2016 and 2015, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month periods ended March 31, 2016 and 2015 related to the restricted stock compensation.

Total unrecognized compensation cost related to restricted stock options under the Plan as of March 31, 2016 and 2015, was $165,000 and $179,000, respectively, and will be recognized over the subsequent 3.8 years.

NOTE 7 – STOCK-BASED COMPENSATION PLANS (Continued)

The following table summarizes information about restricted stock at March 31, 2016:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2015	22,932	$8.36
Restricted stock earned	(2,000)	7.90
Granted	-	-
Unvested at March 31, 2016	20,932	$8.47

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2016, the Company had $3.8 million of commercial and similar letters of credit. Management believes that the current amount of the liability as of March 31, 2016 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $54.9 million based on the current loan collateral pledged of $99.0 million at March 31, 2016.

At March 31, 2016 and December 31, 2015, long-term debt consisted of advances from the FHLB, which amounted to $23.8 million and $26.5 million, respectively. These advances had an average interest rate of 2.47% and 2.28% at March 31, 2016 and December 31, 2015, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,		Original Term
	2016	2015	Rate	(Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	2,700	0.60%	1	January 2016
Fixed Rate Note	1,000	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021

	$23,800	$26,500

In September 2015, the FHLB issued a $20.1 million municipal deposit letter of credit in the name of Two River Community Bank naming the NJ Department of Banking and Insurance as beneficiary. The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

NOTE 9 – FHLB AND OTHER BORROWINGS (Continued)

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

The following table presents the contractual maturities of the Repurchase Agreements as of March 31, 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
March 31, 2016:
Class of Collateral Pledged:
U.S. Government agency securities	$1,247	$-	$-	$-	$1,247
U.S. Government collateralized residential mortgage obligations	11,819	-	-	-	11,819
GSE – Residential mortgage-backed securities	14,270	-	-	-	14,270
Total	$27,336	$-	$-	$-	$27,336
Gross amount of recognized liabilities for repurchase agreements and securities lending					$20,132
Excess of collateral pledged over recognized liability					$7,204

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 10 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at March 31, 2016 and December 31, 2015, which includes $169,000 of remaining unamortized debt issuance costs at March 31, 2016. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

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

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2016:

Securities available for sale:
U.S. Government agency securities	$-	$3,504	$-	$3,504
Municipal securities	-	518	-	518
GSE: Residential mortgage-backed securities	-	13,757	-	13,757
U.S. Government collateralized residential mortgage obligations	-	12,057	-	12,057
Corporate debt securities, primarily financial institutions	-	2,233	-	2,233
CRA mutual fund	2,428	-	-	2,428

Total	$2,428	$32,069	$-	$34,497

At December 31, 2015:

Securities available for sale:
U.S. Government agency securities	$-	$1,238	$-	$1,238
Municipal securities	-	517	-	517
GSE: Residential mortgage-backed securities	-	14,449	-	14,449
U.S. Government collateralized residential mortgage obligations	-	12,627	-	12,627
Corporate debt securities, primarily financial institutions	-	2,317	-	2,317
CRA mutual fund	2,382	-	-	2,382

Total	$2,382	$31,148	$-	$33,530

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

As of March 31, 2016, there were no securities available-for-sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2016:
Impaired loans with an allowance recorded	$-	$-	$3,256	$3,256
OREO	-	-	259	259

At December 31, 2015:
Impaired loans with an allowance recorded	$-	$-	$3,256	$3,256
Impaired loans net of partial charge-offs	-	-	1,389	1,389
OREO	-	-	411	411

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2016 and 2015.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At March 31, 2016 and December 31, 2015, there were no discounts applied to appraisal values as all impaired appraisals were current. At March 31, 2016, and December 31, 2015, the liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At March 31, 2016, the discount rate and liquidation expenses for collateral adjustments to our one OREO property was 5.95%, while at December 31, 2015, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 0.4% to 6.0% (weighted average of 3.9%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2016 and December 31, 2015, OREO totaling $259,000 and $411,000 were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At March 31, 2016, the Company had no residential real estate properties held in OREO while at December 31, 2015, there was one residential loan for $153,000 held in OREO, which was subsequently sold during the first quarter of 2016.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2016 and December 31, 2015, there were no Level 3 securities.

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at March 31, 2016 and December 31, 2015, applies a 5.09% and 4.49% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2016 and December 31, 2015.

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at March 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$54,140	$54,140	$54,140	$-	$-
Securities available for sale	34,497	34,497	2,428	32,069	-
Securities held to maturity	45,122	45,620	-	45,620	-
Restricted stock	3,757	3,757	-	-	3,757
Loans held for sale	-	-	-	-	-
Loans receivable, net	695,438	683,209	-	-	683,209
Accrued interest receivable	1,881	1,881	-	396	1,485

Financial liabilities:
Deposits	727,104	728,168	-	728,168	-
Securities sold under agreements to repurchase	20,132	20,132	-	20,132	-
Long-term debt	23,800	24,352	-	24,352	-
Subordinated debt	9,831	9,830	-	9,830	-
Accrued interest payable	85	85	-	85	-

	Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,727	$46,727	$46,727	$-	$-
Securities available for sale	33,530	33,530	2,382	31,148	-
Securities held to maturity	43,167	43,668	-	43,668	-
Restricted stock	3,596	3,596	-	-	3,596
Loans available for sale	3,050	3,105	-	-	3,105
Loans receivable, net	684,437	676,703	-	-	676,703
Accrued interest receivable	1,912	1,912	-	422	1,490

Financial liabilities:
Deposits	708,436	707,908	-	707,908	-
Securities sold under agreements to repurchase	19,545	19,545	-	19,545	-
Long-term debt	26,500	26,882	-	26,882	-
Subordinated debt	9,824	9,823	-	9,823	-
Accrued interest payable	118	118	-	118	-

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

On December 17, 2015, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016. During the quarter ended March 31, 2016, the Company repurchased a total of 732 shares for a total of approximately $6,000. Since the initial share repurchase program was introduced back in 2013, the Company has repurchased a total of 284,732 shares for a total cost of approximately $2.3 million.

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

As of March 31, 2016, the Bank had a capital conservation buffer greater than 2.5%.

NOTE 13 – SUBSEQUENT EVENT

On April 20, 2016, the Board of Directors declared a quarterly cash dividend to $0.035 per share to common shareholders of record at the close of business on May 13, 2016, payable on May 31, 2016.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2015 Form 10-K and in this Form 10-Q.

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

 Other Real Estate Owned (“OREO”). OREO includes real estate acquired through foreclosure or by deed in lieu of foreclosure. OREO is carried at the lower of cost or fair value of the property, adjusted by management for factors such as economic conditions and other market factors, less estimated costs to sell. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value.

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

Overview

The Company reported net income to common shareholders of $1.69 million, or $0.21 per diluted share, for the first quarter of 2016, compared to $1.43 million, or $0.18 per diluted share, for the same period in 2015, an increase of $265,000, or 18.6%. The increase was primarily due to higher net interest income and non-interest income along with a lower provision for loan losses and lower preferred stock dividends, partially offset by higher non-interest expenses. The annualized return on average assets was 0.78% for the three months ended March 31, 2016 as compared to 0.74% for the same period in 2015. The annualized return on average shareholders’ equity was 7.25% for the three month period ended March 31, 2016 as compared to 6.20% for the three month period ended March 31, 2015. Tangible book value per common share rose to $9.63 at March 31, 2016 as compared to $8.96 at March 31, 2015, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $356,000, or 5.3%, for the quarter ended March 31, 2016 from the same period in 2015. Average earning assets totaled $803.7 million, an increase of $75.1 million, or 10.3%, from the quarter ended March 31, 2015, primarily due to an increase in average loans. The Company reported a net interest margin of 3.57% for the quarter ended March 31, 2016, a decrease of 20 basis points when compared to the 3.77% reported for the quarter ended March 31, 2015 and a decrease of 8 basis points when compared to the 3.65% for the quarter ended December 31, 2015. The decline from the fourth quarter of 2015 primarily resulted from the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. The subordinated debentures have a maturity date of December 31, 2025 and currently bear an annual interest rate of 6.25%.

The was no provision for loan losses for the three months ended March 31, 2016 as compared to a provision for loan losses of $90,000 for the corresponding 2015 period. The decrease in our provision when compared to the same prior-year period was primarily due to net loan recoveries of $250,000 during the current quarter, compared to net loan charge-offs of $77,000 in the first quarter of 2015. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and loan growth. The provision for the comparable 2015 period considered the same factors.

Non-interest income for the quarter ended March 31, 2016 totaled $893,000, an increase of $117,000, or 15.1%, compared to the same period in 2015. Non-interest income for the period included an increase of $71,000, or 49.7%, in residential mortgage banking revenue due to higher origination volume, coupled with higher other loan fees and securities gains. These increases were partially offset by lower gains on the sale of SBA loans during the quarter due to the timing of loan closings.

Non-interest expense for the quarter ended March 31, 2016 totaled $5.4 million, an increase of $236,000, or 4.6%, compared to the same period in 2015. The increase was primarily due to higher salary and benefits expenses of $87,000 resulting from both annual merit increases and commissions from higher residential mortgage banking volume during the quarter. Additionally, professional fees were higher due to increased legal and consulting fees.

Total assets at March 31, 2016 were $881.9 million, an increase of 2.1% from $863.7 million at December 31, 2015. Total loans at March 31, 2016 were $704.4 million, an increase of 11.3 million, or 1.6%, from the $693.1 million recorded at December 31, 2015. Total deposits were $727.1 million at March 31, 2016, an increase of $18.7 million, or 2.6%, from the $708.4 million at December 31, 2015. Core checking deposits at March 31, 2016 increased $3.4 million, or 1.2%, to $296.4 million from year-end 2015, while savings accounts, money market deposits and time deposits increased $15.3 million, or 3.7%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At March 31, 2016, the Company’s allowance for loan losses was $9.0 million, compared with $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at March 31, 2016 was 1.27%, compared to 1.26% at December 31, 2015. Non-performing assets at March 31, 2016 as a percentage of total assets improved to 0.22%, compared to 0.42% at December 31, 2015 and 0.75% at March 31, 2015. Non-performing assets decreased to $2.0 million at March 31, 2016 as compared to $3.6 million at December 31, 2015 and $6.1 million at March 31, 2015.

Results of Operation

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings.  Interest earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest-earning assets consist primarily of deposits and borrowed funds. The Company’s net income is also affected by its provision for loan losses, other income and non-interest expenses. Non-interest income consists primarily of service charges, commissions and fees, earnings from investment in life insurance and gains on security and loan sales, while non-income expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended March 31,
	2016	2015
Return on average assets	0.78%	0.74%
Return on average tangible assets (1)	0.80%	0.76%
Return on average shareholders' equity	7.25%	6.20%
Return on average tangible shareholders' equity (1)	8.98%	7.67%
Net interest margin	3.57%	3.77%
Average equity to average assets	10.80%	11.93%
Average tangible equity to average tangible assets (1)	8.90%	9.87%

(1)	The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:
(in thousands except per share data and percentages)	As of and for the Three months ended March 31,
	2016	2015

Total shareholders’ equity	$94,613	$95,179
Less: preferred stock	-	(6,000)

Common shareholders’ equity	$94,613	$89,179
Less: goodwill and other intangible assets	(18,109)	(18,147)
Tangible common shareholders’ equity	$76,504	$71,032

Common shares outstanding (in thousands)	7,943	7,925
Book value per common share	$11.91	$11.25

Book value per common share	$11.91	$11.25
Effect of intangible assets	(2.28)	(2.29)
Tangible book value per common share	$9.63	$8.96

Return on average assets	0.78%	0.74%
Effect of intangible assets	0.02%	0.02%
Return on average tangible assets	0.80%	0.76%

Return on average equity	7.25%	6.20%
Effect of average intangible assets	1.73%	1.47%
Return on average tangible equity	8.98%	7.67%

Average equity to average assets	10.80%	11.93%
Effect of average intangible assets	(1.90%)	(2.06%)
Average tangible equity to average tangible assets	8.90%	9.87%

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

Three months ended March 31, 2016 compared to March 31, 2015

Net Interest Income

Net interest income for the quarter ended March 31, 2016 totaled $7.13 million, an increase of $356,000, or 5.3%, compared to $6.77 million for the corresponding period in 2015. This increase was largely due to an increase in average loans of $66.4 million funded in part by a higher level of average core checking NOW deposits and non-interest demand deposits of $37.7 million and $9.9 million respectively, from the same period in 2015. Additionally, average time deposits increased $27.1 million, or 28.1%, due to increases in both brokered and deposits obtained through the use of deposit listed services (“Listed Service CDs”), as the Company took advantage of extending the maturity of its certificates of deposit (“CDs”) portfolio by utilizing a laddered strategy of both types of funding during the year. These positives were partially offset by the 20 basis point decline in our net interest margin.

The net interest margin and net interest spread decreased to 3.57% and 3.39% from 3.77% and 3.61%, respectively, for the three months ended March 31, 2015, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates as well as the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. This subordinated debt impacted our margin by approximately 8 basis points.

Total interest income for the three months ended March 31, 2016 increased by $662,000, or 8.6%. The increase in interest income was primarily due to a volume related increase in interest income of $804,000, partially offset by a rate related decrease in interest income of $142,000 for the first quarter of 2016 as compared to the same prior year period.

Interest and fees on loans increased $567,000, or 7.7%, to $7.9 million for the three months ended March 31, 2016 compared to $7.3 million for the corresponding period in 2015. Volume related increases of $776,000 were partially offset by rate related decreases of $209,000. The average balance of the loan portfolio for the three months ended March 31, 2016 increased by $66.4 million, or 10.6%, to $694.8 million from $628.4 million for the corresponding period in 2015. The average annualized yield on the loan portfolio was 4.58% for the quarter ended March 31, 2016 compared to 4.74% for the quarter ended March 31, 2015. Additionally, the average balance of total non-accrual loans, which amounted to $1.7 million and $4.5 million at March 31, 2016 and 2015 respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $392,000 for the three months ended March 31, 2016 compared to $315,000 for the three months ended March 31, 2015, an increase of $77,000, or 24.4%. For the three months ended March 31, 2016, investment securities had an average balance of $79.2 million with an average annualized yield of 1.98% compared to an average balance of $73.2 million with an average annualized yield of 1.72% for the three months ended March 31, 2015.

Interest income on interest-bearing deposits was $33,000 for the three months ended March 31, 2016, representing an increase of $18,000, or 120.0%, from $15,000 for the three months ended March 31, 2015. For the three months ended March 31, 2016, interest bearing deposits had an average balance of $29.7 million and an average annualized yield of 0.45% as compared to an average balance of $27.0 million and an average annualized yield of 0.23% for the same period in 2015. The increase in the rate was the result of the Federal Reserve raising short-term interest rates by 0.25% in December 2015.

Interest expense on interest-bearing liabilities amounted to $1.2 million for the three months ended March 31, 2016 compared to $904,000 for the corresponding period in 2015, an increase of $306,000, or 33.8%. This increase in interest expense was comprised of a $275,000 volume related increase as well as a $31,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $624.8 million for the three months ended March 31, 2016 from $556.9 million for the same period last year, an increase of $67.9 million, or 12.2%. Average NOW accounts increased $37.6 million from $113.0 million with an average annualized rate of 0.44% during the first quarter of 2015, to $150.6 million with an average annualized rate of 0.40% during the first quarter of 2016. Average time deposits increased $27.1 million from $96.3 million with an average annualized rate of 1.31% for the first quarter of 2015 to $123.4 million with an average annualized rate of 1.39% for the first quarter of 2016. These average balance increases were partially offset by a decrease in average savings deposits of $3.6 million over this same period while the average annualized rate rose by 1 basis point and our average money market deposits increased by $2.6 million while the average annualized rate remained unchanged. During the first quarter of 2016, our average demand deposits totaled $144.4 million, an increase of $9.9 million, or 7.3%, over the same period last year. For the three months ended March 31, 2016, the average annualized cost for all interest-bearing liabilities was 0.78%, which increased from the 0.66% for the three months ended March 31, 2015, primarily due to the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. The effective interest rate of the subordinated debentures is 6.67% and effected our cost of interest bearing liabilities by approximately 0.10%.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2016 were $17.7 million, with an average interest rate of 0.32%, compared to $21.2 million, with an average interest rate of 0.30%, for the first quarter of 2015.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2016 and 2015 was $24.2 million and $26.4 million, respectively, with an average interest rate of 2.46% and 2.35%, respectively.

The $10 million of subordinated debentures totaled $9.8 million at March 31, 2016, which includes $169,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$29,721	$33	0.45%	$26,962	$15	0.23%
Investment securities	79,169	392	1.98%	73,238	315	1.72%
Loans, net of unearned fees (1) (2)	694,814	7,913	4.58%	628,418	7,346	4.74%

Total Interest Earning Assets	803,704	8,338	4.17%	728,618	7,676	4.27%

Non-Interest Earning Assets:
Allowance for loan losses	(8,795)			(8,086)
All other assets	75,505			70,761

Total Assets	$870,414			$791,293

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$150,629	151	0.40%	$112,963	122	0.44%
Savings deposits	225,197	274	0.49%	228,768	273	0.48%
Money market deposits	73,860	30	0.16%	71,245	28	0.16%
Time deposits	123,433	428	1.39%	96,345	312	1.31%
Securities sold under agreements to repurchase	17,700	14	0.32%	21,174	16	0.30%
Long-term debt	24,166	148	2.46%	26.400	153	2.35%
Subordinated debt	9,827	165	6.72%	-	-	-

Total Interest Bearing Liabilities	624,812	1,210	0.78%	556,895	904	0.66%

Non-Interest Bearing Liabilities:
Demand deposits	144,420			134,536
Other liabilities	7,209			5,449

Total Non-Interest Bearing Liabilities	151,629			139,985

Shareholders' Equity	93,973			94,413

Total Liabilities and Shareholders' Equity	$870,414			$791,293

NET INTEREST INCOME		$7,128			$6,772

NET INTEREST SPREAD (3)			3.39%			3.61%

NET INTEREST MARGIN (4)			3.57%			3.77%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$2	$16	$18
Investment securities	26	51	77
Loans, net of unearned fees	776	(209)	567

Total Interest Income	804	(142)	662

Interest Paid On:
NOW deposits	41	(12)	29
Savings deposits	(4)	5	1
Money market deposits	1	1	2
Time deposits	88	28	116
Securities sold under agreements to repurchase	(3)	1	(2)
Long-term debt	(13)	8	(5)
Subordinated debt	165	-	165

Total Interest Expense	275	31	306

Net Interest Income	$529	$(173)	$356

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

There was no provision for loan losses for the three months ended March 31, 2016 as compared to a provision for loan losses of $90,000 for the corresponding 2015 period. The decrease of $90,000 in our provision for the quarter was primarily due to $250,000 in net loan recoveries recorded during the first quarter of 2016, compared to net loan charge-offs of $77,000 in the first quarter of 2015, coupled with improvements in overall asset quality. The provision for three months ended March 31, 2016 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2015 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.0 million, or 1.27% of total loans at March 31, 2016, as compared to $8.7 million, or 1.26% at December 31, 2015.

In management’s opinion, the level of allowance for loan losses, totaling $9.0 million at March 31, 2016, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2016, non-interest income amounted to $893,000 compared to $776,000, an increase of $117,000, or 15.1%, from the corresponding period in 2015. Non-interest income for the period included a $71,000, or 49.7%, increase in residential mortgage banking revenue due to higher origination volume, coupled with higher other loan fees and securities gains. These increases were partially offset by a $82,000 decrease in gains on sale of SBA loans due to the timing of loan closings.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2016 increased $236,000 or 4.6%, to $5.4 million compared to $5.2 million for the three months ended March 31, 2015. This increase was primarily due to higher salaries and benefits of $87,000 resulting from both annual merit increases and commissions from higher residential mortgage banking volume during the quarter. Additionally, professional fees were higher due to increased legal and consulting fees.

Income Taxes

The Company recorded income tax expense of $931,000 for the three months ended March 31, 2016 compared to $854,000 for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015 was 35.5% and 37.2%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

FINANCIAL CONDITION

Assets

At March 31, 2016, our total assets were $881.9 million, an increase of $18.2 million, or 2.1%, from $863.7 million at December 31, 2015. At March 31, 2016, total loans were $704.4 million, an increase of $11.3 million, or 1.6%, from the $693.1 million reported at December 31, 2015. Investment securities, including restricted stock, were $83.4 million at March 31, 2016 as compared to $80.3 million at December 31, 2015, an increase of $3.1 million, or 3.9%. At March 31, 2016, cash and cash equivalents totaled $54.1 million compared to $46.7 million at December 31, 2015, an increase of $7.4 million, or 15.8%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both March 31, 2016 and December 31, 2015.

Liabilities

Total liabilities increased $16.5 million, or 2.1%, to $787.2 million at March 31, 2016, from $770.7 million at December 31, 2015. Total deposits increased $18.7 million, or 2.6%, to $727.1 million at March 31, 2016, from $708.4 million at December 31, 2015. Long-term debt decreased $2.7 million to $23.8 million at March 31, 2016, from $26.5 million at December 31, 2015, and the Company issued $9.8 million of subordinated debentures during 2015.

Securities Portfolio

Investment securities, including restricted investments, totaled $83.4 million at March 31, 2016 compared to $80.3 million at December 31, 2015, an increase of $3.1 million, or 3.9%. During the three months ended March 31, 2016 and 2015, investment security purchases amounted to $5.8 million and $3.0 million, respectively, while repayments, calls and maturities amounted to $1.7 million and $2.9 million, respectively. Additionally, investment security sales amounted to $1.0 million and $1.5 million, respectively, in which the Company recorded a net gain on sale of $72,000 during the first quarter of 2016 as compared to $15,000 in the same period in 2015.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2016, the Company maintained $17.4 million of GSE residential mortgage-backed securities in the investment portfolio and $15.4 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.2 million at March 31, 2016. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2016, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$96,427	13.7%	$100,154	14.5%
Real estate – construction	104,375	14.8%	104,231	15.0%
Real estate – commercial	432,929	61.5%	422,665	61.0%
Real estate – residential	44,142	6.3%	39,524	5.7%
Consumer	27,042	3.8%	27,136	3.9%
Unearned fees	(514)	(0.1%)	(560)	(0.1%)
Total loans	$704,401	100.0%	$693,150	100.0%

For the three months ended March 31, 2016, total loans increased by $11.3 million, or 1.6%, to $704.4 million from $693.1 million at December 31, 2015. The increase was due to growth in commercial real estate and residential lending sectors during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2016, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2016, the Bank re-opened a LPO in the Summit, New Jersey market and as such, now complements our other LPO in Toms River, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at March 31, 2016 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 61.5% of our total loans at March 31, 2016, up slightly from 61.0% at December 31, 2015. These loans increased $10.3 million, or 2.4%, to $432.9 million at March 31, 2016 from $422.6 million at December 31, 2015. Real estate construction loans increased by $144,000, or 0.1%, to $104.4 million at March 31, 2016 from $104.2 million at December 31, 2015. Real estate residential loans increased $4.6 million, or 11.7%, to $44.1 million at March 31, 2016 from $39.5 million at December 31, 2015 as we continue to portfolio adjustable rate mortgages while selling our fixed rate residential product. These increases were partially offset by decreases in commercial and industrial loans, which decreased $3.7 million, or 3.7%, to $96.4 million at March 31, 2016 from $100.1 million at December 31, 2015, while consumer loans decreased $94,000, or 0.3%, to $27.0 million at March 31, 2016 from $27.1 million at December 31, 2015.

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

At March 31, 2016 and December 31, 2015, the Company had $1.7 million and $3.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At March 31, 2016 and December 31, 2015, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2016 and December 31, 2015. Total TDRs are broken out at the bottom of the table.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$129	$138
Real estate-construction	-	-
Real estate-commercial	806	2,244
Real estate-residential	788	796
Consumer	-	-

Total Non-Performing Loans	1,723	3,178

Loans past due 90 days or more and still accruing	-	-

OREO	259	411

Total Non-Performing Assets	$1,982	$3,589

Ratios:
Non-Performing loans to total loans	0.24%	0.46%
Non-Performing assets to total assets	0.22%	0.42%

Troubled Debt Restructured Loans:
Performing	$8,920	$9,289
Non-performing (included in non-performing assets above)	161	1,552

Total non-performing loans decreased by $1.5 million from December 31, 2015. At March 31, 2016, eight loans comprise the $1.7 million as compared to nine loans for the $3.2 million at December 31, 2015. At March 31, 2016, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2016, non-performing commercial and industrial loans from December 31, 2015, decreased by $9,000 during the first quarter of 2016, primarily due to paydowns. The $129,000 is comprised of two commercial term loans.

At March 31, 2016, non-performing real estate commercial loans decreased by $1.4 million from December 31, 2015, due primarily to one loan totaling $1.4 million, which paid off during the first quarter of 2016.

At March 31, 2016, non-performing real estate residential loans decreased $8,000 to $788,000 from December 31, 2015.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2016, the Bank had $259,000 in OREO consisting of one property, as compared to $411,000 at December 31, 2015, which consisted of two properties. During the first quarter of 2016, one property totaling $152,000 was sold for a loss of $45,000.

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

As of March 31, 2016, TDRs totaled $9.1 million as compared to $10.8 million at December 31, 2015, a decrease of $1.7 million. This decrease was primarily due to pay downs and payoffs. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $9.1 million is comprised of $1.1 million in real estate commercial loans, $3.3 million in real estate construction loans, $4.1 million in commercial and industrial, $381,000 in real estate residential loans and $206,000 in consumer loans. All but two identified TDR’s, as of March 31, 2016, are collateral-dependent loans while the two others are cash flow dependent. Of the $9.1 million, one relationship totaling $3.3 million has a specific reserve of $6,000 in our ALLL computation. The remaining $5.8 million of TDRs are adequately collateralized requiring no specific reserves.

The $1.1 million in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $56,000, which is secured by real estate. The remaining $1.0 million are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate or amortization. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.3 million in real estate construction loans is partially comprised of four relationships, which are currently being developed, under contract and/or amortizing.

The $4.1 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $105,000.

The $206,000 in consumer loans and $381,000 in real estate residential loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At March 31, 2016, the Company had $15.3 million in loans that were risk rated as special mention or substandard. This $15.3 million of special mention and substandard loans represents a decrease of $1.6 million from the $16.9 million reported at December 31, 2015. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and paydowns.

At March 31, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015.

	March 31,		December 31,
	2016	2015	2015
	(in thousands, except percentages)

Balance at beginning of year	$8,713	$8,069	$8,069
Provision charged to expense	-	90	490
Recoveries (charged offs), net	250	(77)	154
Balance of allowance at end of period	$8,963	$8,082	$8,713

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	(0.14)%	0.05%	0.02%
Balance of allowance as a percent of loans at period-end	1.27%	1.26%	1.26%
Ratio of allowance to non-performing loans at period-end	520.20%	181.62%	274.17%

At March 31, 2016, the Company’s allowance for loan losses was $9.0 million compared with $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at March 31, 2016 was 1.27%, compared with 1.26% at December 31, 2015. The Company recorded no provision to the allowance for loan losses for the three month period ended March 31, 2016 as compared to $90,000 for the comparable period in 2015. The decrease of $90,000 in our provision for the quarter was due primarily due to a net recovery of $250,000 in the first quarter of 2016, which helped fund the increase in the allowance for loan losses necessitated by the strong loan growth during the period, coupled with improvements in asset quality. Non-performing loans at March 31, 2016 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

While the overall New Jersey economy remains somewhat constrained by the recovering economic environment, our local economy seems to reflect some strengthening in certain sectors. While we remain optimistic in our growth prospects for lending in 2016, we recognize that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment and as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the housing market and levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $51,000, and $62,000 for the three months ended March 31, 2016 and 2015, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $109,000 and $111,000 for the three months ended March 31, 2016 and 2015, respectively.

Premises and Equipment

Premises and equipment totaled approximately $4.9 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively. Depreciation expense totaled $200,000 and $182,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $18,000 was primarily due to the opening of our new branch in Freehold, NJ in the second quarter of 2015, along with increased expense associated with computer and technology upgrades.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at March 31, 2016 and December 31, 2015. The Company’s intangible assets at March 31, 2016 were comprised of $18.1 million of goodwill. During the quarter ended March 31, 2016, the $2.1 million of core deposit intangible was fully amortized and therefore, no balance remains. The Company performed its annual goodwill impairment analysis as of September 30, 2015. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill,” in the Company’s financial statements.

Deposits

Deposits are the Company’s primary source of funds. The deposit increase during 2016 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2016 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and Listed Service CDs, at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

At March 31, 2016, total deposits amounted to $727.1 million, reflecting an increase of $18.7 million, or 2.6%, from $708.4 million at December 31, 2015. Core checking deposits at March 31, 2016 increased $3.4 million, or 1.2%, to $296.4 million from year-end 2015, while savings accounts, money market deposits and time deposits, increased $15.3 million, or 3.7%. In light of the low interest rate environment and strong loan pipeline, the Company has continued to take advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs over the course of the past year. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at March 31, 2016 amounted to $624.1 million and accounted for 85.8% of total deposits, as compared to $614.9 million and 86.8%, at December 31, 2015. During 2016, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs $100,000 and over at March 31, 2016 totaled $66.3 million as compared to $56.9 million at December 31, 2015, an increase of $9.4 million, or 16.5%. At March 31, 2016, the Company had $37.4 million in brokered CDs as compared to $37.9 million at December 31, 2015, with rates ranging from 0.60% to 2.12% and original terms ranging from 12 to 84 months while Listed Service CDs totaled $40.0 million compared to $33.3 million at December 31, 2015 with rates between 0.96% to 2.10% and original terms ranging from 24 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $54.9 million based on the current loan collateral pledged of $99.0 million at March 31, 2016.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2016 and 2015, the Company had no short-term borrowings outstanding.

At March 31, 2016 and December 31, 2015, long-term debt consisted of advances from the FHLB, which amounted to $23.8 million for March 31, 2016 compared to $26.5 million at December 31, 2015. The FHLB advances had a weighted average interest rate of 2.47% and 2.28% at March 31, 2016 and December 31, 2015, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,		Original Term
	2016	2015	Rate	(years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	2,700	0.60%	1	January 2016
Fixed Rate Note	1,000	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021

	$23,800	$26,500

The maximum amount outstanding of FHLB advances at any month-end during three months ended March 31, 2016 and 2015 was $26.5 million and $28.0 million, respectively. The average interest rates paid on FHLB advances was 2.46% and 2.35% during the three months ended March 31, 2016 and 2015, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at March 31, 2016 and December 31, 2015, which includes $169,000 and $176,000 of remaining unamortized debt issuance costs at March 31, 2016 and December 31, 2015, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $20.1 million at March 31, 2016 from $19.5 million at December 31, 2015, an increase of $587,000, or 3.0%.

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

At March 31, 2016, the Company had $54.1 million in cash and cash equivalents as compared to $46.7 million at December 31, 2015. Cash and cash equivalent balances include $29.0 million and $25.2 million of interest-bearing deposits at the Federal Reserve Bank of New York at March 31, 2016 and December 31, 2015, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(dollars in thousands)

Home equity lines of credit	$21,467	$21,072
Commitments to fund commercial real estate and construction loans	103,239	92,363
Commitments to fund commercial and industrial loans and other loans	49,094	52,826
Commercial and financial letters of credit	3,812	4,315
	$177,612	$170,576

Capital

Shareholders’ equity increased by approximately $1.6 million, or 1.7%, to $94.6 million at March 31, 2016 compared to $93.0 million at December 31, 2015. Net income for the three month period ended March 31, 2016 added $1.7 million to shareholders’ equity. Additionally, stock-based compensation expense of $40,000, options exercised of $53,000, $14,000 in employee stock option purchases and $95,000 in after-tax net unrealized gains on securities available for sale during the first quarter of 2016, contributed to the increase. These increases were partially offset by $278,000 in cash dividends on common stock and $6,000 in common stock repurchased. During the three months ended March 31, 2016, the Company repurchased 732 shares of common for a total of $6,000 under its share repurchase program.

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

As of March 31, 2016, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at March 31, 2016 and December 31, 2015, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Applicable Regulations*
As of March 31, 2016
Common Equity Tier 1 Capital to Risk Weighted Assets	10.12%	11.35%	4.50%	6.50	%*
Tier 1 Capital to Average Assets (Leverage Ratio)	9.02%	10.12%	4.00%	5.00	%*
Tier 1 Capital to Risk Weighted Assets	10.12%	11.35%	6.00%	8.00	%*
Total Capital to Risk Weighted Assets	12.61%	12.53%	8.00%	10.00%

As of December 31, 2015
Common Equity Tier 1 Capital to Risk Weighted Assets	10.13%	11.39%	4.50%	6.50	%*
Tier 1 Capital to Average Assets (Leverage Ratio)	8.97%	10.09%	4.00%	5.00	%*
Tier 1 Capital to Risk Weighted Assets	10.13%	11.39%	6.00%	8.00	%*
Total Capital to Risk Weighted Assets	12.65%	12.56%	8.00%	10.00%

______________________________________
* The Prompt Corrective Action rules apply to the Bank only. For the Company to be “well capitalized,” the Tier 1 Capital to Risk Weighted Assets has to be at least 6.00%.

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

As of March 31, 2016, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

January 1, 2016 through January 31, 2016	732	9.30	732	1,993,163
February 1, 2016 through February 28, 2016	-	-	-	-
March 1, 2016 through March 31, 2016	-	-	-	-

Total	732	9.30	732

(1)

All shares were repurchased under the Company’s share repurchase program. In December 2015, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016.

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

TWO RIVER BANCORP

Date: May 12, 2016	By:	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)