Form 10-Q
period 2016-06-30
TWO RIVER BANCORP
filed 2016-08-12
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, there were 7,970,538 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$25,112	$21,566
Interest-bearing deposits in bank	6,216	25,161
Cash and cash equivalents	31,328	46,727

Securities available for sale	33,089	33,530
Securities held to maturity (fair value of $48,924 and $43,668 at June 30, 2016 and December 31, 2015, respectively)	47,245	43,167
Restricted investments, at cost	3,912	3,596
Loans held for sale	2,849	3,050
Loans	726,414	693,150
Allowance for loan losses	(9,418)	(8,713)
Net loans	716,996	684,437

Other real estate owned (“OREO”)	259	411
Bank-owned life insurance	17,513	17,294
Premises and equipment, net	4,881	5,083
Accrued interest receivable	2,036	1,912
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,106 and $2,097 at June 30, 2016 and December 31, 2015, respectively	-	9
Other assets	6,483	6,371

Total Assets	$884,700	$863,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$149,933	$144,627
Interest bearing	576,331	563,809
Total Deposits	726,264	708,436

Securities sold under agreements to repurchase	21,683	19,545
Accrued interest payable	84	118
Long-term debt	23,800	26,500
Subordinated debt	9,839	9,824
Other liabilities	6,737	6,271

Total Liabilities	788,407	770,694

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,252,079 and 8,213,196 at June 30, 2016 and December 31, 2015, respectively Outstanding – 7,967,347 and 7,929,196 at June 30, 2016 and December 31, 2015, respectively	73,070	72,890
Retained earnings	25,623	22,759
Treasury stock, at cost; 284,732 shares and 284,000 shares at June 30, 2016 and December 31, 2015, respectively	(2,254)	(2,248)
Accumulated other comprehensive loss	(146)	(399)
Total Shareholders' Equity	96,293	93,002

Total Liabilities And Shareholders’ Equity	$884,700	$863,696

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$8,085	$7,540	$15,998	$14,886
Securities:
Taxable	192	212	384	429
Tax-exempt	230	126	430	224
Interest-bearing deposits	32	25	65	40
Total Interest Income	8,539	7,903	16,877	15,579
Interest Expense
Deposits	945	791	1,828	1,526
Securities sold under agreements to repurchase	15	16	29	32
Long-term debt	147	160	295	313
Subordinated debt	163	-	328	-
Total Interest Expense	1,270	967	2,480	1,871
Net Interest Income	7,269	6,936	14,397	13,708
Provision For Loan Losses	390	190	390	280
Net Interest Income after Provision for Loan Losses	6,879	6,746	14,007	13,428

Non-Interest Income
Service fees on deposit accounts	137	143	273	291
Mortgage banking	281	143	515	286
Other loan fees	62	39	123	80
Earnings from investment in bank-owned life insurance	110	112	219	223
Gain on sale of SBA loans	365	101	459	277
Net gain on sale of securities	-	13	72	28
Gain on sale of premises and equipment	-	208	-	208
Other income	211	182	398	324
Total Non-Interest Income	1,166	941	2,059	1,717

Non-Interest Expenses
Salaries and employee benefits	3,195	3,102	6,300	6,120
Occupancy and equipment	1,033	999	2,028	1,976
Professional	280	232	615	446
Insurance	57	81	104	175
FDIC insurance and assessments	105	114	210	205
Advertising	120	145	230	245
Data processing	135	124	270	242
Outside services fees	115	122	238	245
Amortization of identifiable intangibles	-	9	9	28
OREO expenses, impairments and sales, net	(45)	(22)	(26)	(24)
Loan workout expenses	18	127	98	213
Other operating	366	344	700	667
Total Non-Interest Expenses	5,379	5,377	10,776	10,538

Income before Income Taxes	2,666	2,310	5,290	4,607
Income tax expense	939	849	1,870	1,703
Net Income	1,727	1,461	3,420	2,904
Preferred stock dividend	-	(15)	-	(30)
Net income available to common shareholders	$1,727	$1,446	$3,420	$2,874
Earnings Per Common Share:
Basic	$0.22	$0.18	$0.43	$0.36
Diluted	$0.21	$0.18	$0.42	$0.35
Weighted average common shares outstanding
Basic	7,927	7,930	7,923	7,937
Diluted	8,110	8,142	8,101	8,143

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

(in thousands)

	Three Months Ended June 30,
	2016	2015

Net income	$1,727	$1,461
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2015: $5	-	(8)
Unrealized holdings (loss) gain on securities available for sale, net of income tax expense (benefit) 2016: $106; 2015: $(145)	158	(221)

Other comprehensive income (loss)	158	(229)

Total comprehensive income	$1,885	$1,232

	Six Months Ended June 30,
	2016	2015

Net income	$3,420	$2,904
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2015: $11	-	(17)
Unrealized holdings (loss) gain on securities available for sale, net of income tax expense (benefit) 2016: $165; 2015: $(13)	253	(16)

Other comprehensive income (loss)	253	(33)

Total comprehensive income	$3,673	$2,871

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

(dollars in thousands, except per share data)

		Common Stock				Accumulated
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2016	$-	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

Net income	-	-	-	3,420	-	-	3,420

Other comprehensive income	-	-	-	-	-	253	253

Stock-based compensation expense	-	-	80	-	-	-	80

Cash dividends on common stock ($0.07 per share)	-	-	-	(556)	-	-	(556)

Options exercised	-	19,057	73	-	-	-	73

Restricted stock and other awards	-	17,000	-	-	-	-	-

Common stock repurchased	-	(732)	-	-	(6)	-	(6)

Employee stock purchase program	-	2,826	27	-	-	-	27

Balance, June 30, 2016	$-	7,967,347	$73,070	$25,623	$(2,254)	$(146)	$96,293

Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	2,904	-	-	2,904

Other comprehensive loss	-	-	-	-	-	(33)	(33)

Dividends on preferred stock, Series C	-	-	-	(30)	-	-	(30)

Stock-based compensation expense	-	-	108	-	-	-	108

Cash dividends on common stock ($0.06 per share)	-	-	-	(476)	-	-	(476)

Options exercised	-	15,789	64	-	-	-	64

Tax benefit of exercised stock options	-	-	3	-	-	-	3

Common stock repurchased	-	(28,588)	-	-	(244)	-	(244)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase program	-	3,131	27	-	-	-	27
Balance, June 30, 2015	$6,000	7,935,016	$72,729	$19,899	$(1,995)	$(378)	$96,255

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows From Operating Activities
Net income	$3,420	$2,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	384
Provision for loan losses	390	280
Intangible amortization	9	28
Amortization of subordinated debt issuance costs	15	-
Net amortization of securities premiums and discounts	335	204
Earnings from investment in bank-owned life insurance	(219)	(223)
Proceeds on sale of loans held for sale	26,800	15,880
Origination of loans held for sale	(26,137)	(15,867)
Gain on sale of loans held for sale	(462)	(270)
Net realized loss (gain) on sale of OREO	45	(3)
Stock-based compensation expense	80	108
Net realized gain on sale of securities available for sale	-	(28)
Net realized gain on sale of securities held to maturity	(72)	-
Proceeds from sale of SBA loans	4,754	3,145
Gain from sale of SBA loans	(459)	(277)
Gain on sale of premises and equipment	-	(208)
Decrease (increase) in assets:
Accrued interest receivable	(124)	(42)
Other assets	(277)	513
Increase (decrease) in liabilities:
Accrued interest payable	(34)	40
Other liabilities	466	174
Net Cash Provided by Operating Activities	8,921	6,742
Cash Flows From Investing Activities
Purchase of securities available for sale	(2,257)	(19,707)
Purchase of securities held to maturity	(9,130)	(13,255)
Proceeds from repayments, calls and maturities of securities available for sale	2,953	3,713
Proceeds from repayments, calls and maturities of securities held to maturity	3,876	2,075
Proceeds from sales of securities available for sale	-	23,305
Proceeds from sales of securities held to maturity	1,076	-
Net increase in loans	(37,244)	(49,358)
Purchases of premises and equipment	(189)	(755)
Proceeds from sale of premises and equipment	-	925
Purchase of restricted investments, net	(316)	(593)
Proceeds from sale of OREO	107	195
Net Cash Used In Investing Activities	(41,124)	(53,455)
Cash flows From Financing Activities
Net increase in deposits	17,828	44,005
Net increase in securities sold under agreements to repurchase	2,138	4,626
Proceeds from long-term debt	-	12,000
Repayment of long-term debt	(2,700)	-
Cash dividends paid - preferred stock	-	(30)
Cash dividends paid - common stock	(556)	(476)
Proceeds from employee stock purchase plan	27	27
Proceeds from exercise of stock options	73	64
Common stock repurchased	(6)	(244)
Tax benefit of stock options exercised	-	3
Net Cash Provided by Financing Activities	16,804	59,975
Net (Decrease) Increase in Cash and Cash Equivalents	(15,399)	13,262
Cash And Cash Equivalents - Beginning	46,727	36,110
Cash And Cash Equivalents - Ending	$31,328	$49,372
Supplementary cash flow information:
Interest paid	$2,514	$1,831
Income taxes paid	$2,300	$1,197

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company; and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”); Two River’s wholly-owned subsidiaries, TRCB Investment Corporation, TRCB Holdings Two LLC, TRCB Holdings Three LLC, TRCB Holdings Seven LLC and TRCB Holdings Eight LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2016 (the “2015 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public entities that are not SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net income	$1,727	$1,461	$3,420	$2,904
Preferred stock dividend	-	(15)	-	(30)

Net income applicable to common shareholders	$1,727	$1,446	$3,420	$2,874

Weighted average common shares outstanding	7,926,577	7,929,566	7,922,606	7,936,935
Effect of dilutive stock options	183,515	212,087	177,918	205,882

Weighted average common shares outstanding used to calculate diluted earnings per share	8,110,092	8,141,653	8,100,524	8,142,817

Basic earnings per common share	$0.22	$0.18	$0.43	$0.36
Diluted earnings per common share	$0.21	$0.18	$0.42	$0.35

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and six months ended June 30, 2016, while for the three and six month periods ended June 30, 2015, there were 9,100 stock options that had no intrinsic value because their effect was anti-dilutive and therefore, were not included in the diluted earnings per common share calculations.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2016:

Securities available for sale:
U.S. Government agency securities	$3,466	$9	$(8)	$3,467
Municipal securities	505	13	-	518
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	13,124	16	(101)	13,039
U.S. Government collateralized residential mortgage obligations	11,315	47	(55)	11,307
Corporate debt securities, primarily financial institutions	2,492	14	(205)	2,301

	30,902	99	(369)	30,632

Community Reinvestment Act (“CRA”) mutual fund	2,423	34	-	2,457

	$33,325	$133	$(369)	$33,089

Securities held to maturity:
Municipal securities	$38,755	$1,884	$-	$40,639
GSE – residential mortgage-backed securities	3,497	37	(6)	3,528
U.S. Government collateralized residential mortgage obligations	3,172	30	(5)	3,197
Corporate debt securities, primarily financial institutions	1,821	-	(261)	1,560

	$47,245	$1,951	$(272)	$48,924

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2015:

Securities available for sale:
U.S. Government agency securities	$1,241	$-	$(3)	$1,238
Municipal securities	508	9	-	517
GSE – residential mortgage-backed securities	14,646	5	(202)	14,449
U.S. Government collateralized residential mortgage obligations	12,900	13	(286)	12,627
Corporate debt securities, primarily financial institutions	2,492	-	(175)	2,317

	31,787	27	(666)	31,148

CRA mutual fund	2,397	-	(15)	2,382

	$34,184	$27	$(681)	$33,530

Securities held to maturity:
Municipal securities	$33,956	$824	$(9)	$34,771
GSE – residential mortgage-backed securities	3,789	9	(44)	3,754
U.S. Government collateralized residential mortgage obligations	3,602	-	(46)	3,556
Corporate debt securities, primarily financial institutions	1,820	-	(233)	1,587

	$43,167	$833	$(332)	$43,668

The amortized cost and fair value of the Company’s debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$8,058	$8,067
Due in one year through five years	3,081	3,107	4,405	4,567
Due in five years through ten years	175	175	3,819	4,085
Due after ten years	3,207	3,004	24,294	25,480

	6,463	6,286	40,576	42,199

GSE – residential mortgage-backed securities	13,124	13,039	3,497	3,528
U.S. Government collateralized residential mortgage obligations	11,315	11,307	3,172	3,197

	$30,902	$30,632	$47,245	$48,924

The Company had no security sales during the three months ended June 30, 2016, compared to sixteen securities sales in which the Company recorded gross realized gains and losses of $46,000 and $33,000, respectively, during the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company had one security sale totaling $1.0 million in which the Company recorded a gross realized gain of $72,000, as compared to gross realized gains and losses of $61,000 and $33,000, respectively, during the six months ended June 30, 2015. The sale during the first quarter of 2016 was a municipal bond which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

NOTE 5 – SECURITIES (Continued)

Investment securities with a carrying value of $29,204,000 and $32,596,000 at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and for public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:	(in thousands)

U.S. Government agency securities	$1,095	$(8)	$-	$-	$1,095	$(8)
GSE – residential mortgage-backed securities	372	(1)	8,149	(106)	8,521	(107)
U.S. Government collateralized residential mortgage obligations	-	-	5,714	(60)	5,714	(60)
Corporate debt securities, primarily financial institutions	-	-	2,850	(466)	2,850	(466)

Total Temporarily Impaired Securities	$1,467	$(9)	$16,713	$(632)	$18,180	$(641)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(in thousands)

U.S. Government agency securities	$1,238	$(3)	$-	$-	$1,238	$(3)
Municipal securities	5,858	(5)	498	(4)	6,356	(9)
GSE – residential mortgage-backed securities	11,946	(151)	5,006	(95)	16,952	(246)
U.S. Government collateralized residential mortgage obligations	8,284	(72)	6,861	(260)	15,145	(332)
Corporate debt securities, primarily financial institutions	496	(1)	2,907	(407)	3,403	(408)
CRA mutual fund	2,382	(15)	-	-	2,382	(15)

Total Temporarily Impaired Securities	$30,204	$(247)	$15,272	$(766)	$45,476	$(1,013)

The Company had 24 securities in an unrealized loss position at June 30, 2016. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At June 30, 2016, the Company does not intend to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. At June 30, 2016, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2016. These four securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at June 30, 2016.

There were no other-than-temporary impairments recognized during the three and six months ended June 30, 2016 and 2015.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any loans from held for investment to held for sale during the three and six months ended June 30, 2016 and 2015. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2016 and December 31, 2015, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The components of the loan portfolio held for investment at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)

Commercial and industrial	$99,642	$100,154
Real estate – construction	95,119	104,231
Real estate – commercial	452,777	422,665
Real estate – residential	50,166	39,524
Consumer	29,265	27,136

	726,969	693,710
Allowance for loan losses	(9,418)	(8,713)
Unearned fees	(555)	(560)

Net Loans	$716,996	$684,437

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2016:			(In Thousands)

Commercial and industrial	$12	$407	$118	$537	$99,105	$99,642	$-
Real estate – construction	-	150	-	150	94,969	95,119	-
Real estate – commercial	335	180	794	1,309	451,468	452,777	-
Real estate – residential	-	243	542	785	49,381	50,166	-
Consumer	198	-	-	198	29,067	29,265	-

Total	$545	$980	$1,454	$2,979	$723,990	$726,969	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2015:			(In Thousands)

Commercial and industrial	$107	$-	$31	$138	$100,016	$100,154	$-
Real estate – construction	-	150	-	150	104,081	104,231	-
Real estate – commercial	112	-	2,075	2,187	420,478	422,665	-
Real estate – residential	-	-	796	796	38,728	39,524	-
Consumer	-	-	-	-	27,136	27,136	-

Total	$219	$150	$2,902	$3,271	$690,439	$693,710	$-

The following tables present non-accrual loans by classes of the loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In Thousands)

Commercial and industrial	$118	$138
Real estate – construction	-	-
Real estate – commercial	794	2,244
Real estate – residential	785	796
Consumer	-	-

Total	$1,697	$3,178

The following tables present newly troubled debt restructured loans that occurred during the three and six months ended June 30, 2016 and 2015:

Three months ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-

	Six months ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	1	$257	$257

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	5	$3,179	$3,179

	Six months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	6	$3,227	$3,227

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

The Company’s TDR modifications are made on terms typically up to 12 months in order to aggressively monitor and track performance of the credit. The short-term modifications are monitored for continued performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification program is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. All the loans identified as troubled debt restructured as of June 30, 2016, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

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

At June 30, 2016, TDRs totaled $8.7 million, including $8.5 million that were current and two non-accrual loans totaling $158,000. As of December 31, 2015, TDRs totaled $10.8 million, including $9.3 million that were current and three non-accrual loans totaling $1.5 million. At June 30, 2016, the Company established specific reserves of $339,000, of which $331,000 was applied against one commercial loan whose underlying collateral value has been impaired by an environmental issue. As of December 31, 2015, a specific reserve of $49,000 was recorded against one loan relationships classified as TDR.

There were no financing receivables modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2016 and 2015, respectively.

It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR loan.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, respectively.

	As of June 30, 2016			For the three months ended June 30, 2016		For the six months ended June 30, 2016
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$375	$375	$-	$382	$5	$385	$8
Real estate – construction	3,226	3,226	-	3,271	35	3,268	69
Real estate – commercial	1,247	1,247	-	1,257	22	1,286	32
Real estate – residential	1,164	1,164	-	1,167	5	1,171	9
Consumer	-	-	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	3,733	3,733	8	3,769	45	3,776	89
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	444	444	331	444	-	444	-
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	4,108	4,108	8	4,151	50	4,161	97
Real estate – construction	3,226	3,226	-	3,271	35	3,268	69
Real estate – commercial	1,691	1,691	331	1,701	22	1,730	32
Real estate – residential	1,164	1,164	-	1,167	5	1,171	9
Consumer	-	-	-	-	-	-	-

	$10,189	$10,189	$339	$10,290	$112	$10,330	$207

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2015			For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$652	$652	$-	$2,502	$63	$1,799	$75
Real estate – construction	3,855	3,855	-	5,695	34	6,229	104
Real estate – commercial	3,267	3,542	-	12,069	100	11,579	194
Real estate – residential	1,178	1,178	-	1,081	4	1,082	9
Consumer	209	209	-	423	3	429	5

With an allowance recorded:
Commercial and industrial	3,305	3,305	49	-	-	-	-
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	-	-	-	-	-	-	-
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	3,957	3,957	49	2,502	63	1,799	75
Real estate – construction	3,855	3,855	-	5,695	34	6,229	104
Real estate – commercial	3,267	3,542	-	12,069	100	11,579	194
Real estate – residential	1,178	1,178	-	1,081	4	1,082	9
Consumer	209	209	-	423	3	429	5

	$12,466	$12,741	$49	$21,770	$204	$21,118	$387

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016:	(In Thousands)

Commercial and industrial	$92,677	$3,114	$3,851	$-	$99,642
Real estate – construction	91,743	1,915	1,461	-	95,119
Real estate – commercial	445,586	5,971	1,220	-	452,777
Real estate – residential	49,381	-	785	-	50,166
Consumer	28,830	235	200	-	29,265

Total	$708,217	$11,235	$7,517	$-	$726,969

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015:	(In Thousands)

Commercial and industrial	$96,038	$159	$3,957	$-	$100,154
Real estate – construction	100,376	1,830	2,025	-	104,231
Real estate – commercial	414,872	4,667	3,126	-	422,665
Real estate – residential	38,631	-	893	-	39,524
Consumer	26,891	38	207	-	27,136

Total	$676,808	$6,694	$10,208	$-	$693,710

The following tables present the balance in the allowance for loan losses at June 30, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
June 30, 2016:			(In Thousands)

Commercial and industrial	$905	$8	$897	$99,642	$4,108	$95,534
Real estate – construction	1,165	-	1,165	95,119	3,226	91,893
Real estate – commercial	6,495	331	6,164	452,777	1,691	451,086
Real estate – residential	387	-	387	50,166	1,164	49,002
Consumer	241	-	241	29,265	-	29,265
Unallocated	225	-	225	-	-	-

Total	$9,418	$339	$9,079	$726,969	$10,189	$716,780

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2015:			(In Thousands)

Commercial and industrial	$990	$49	$941	$100,154	$3,957	$96,197
Real estate – construction	1,283	-	1,283	104,231	3,855	100,376
Real estate – commercial	5,599	-	5,599	422,665	3,267	419,398
Real estate – residential	304	-	304	39,524	1,178	38,346
Consumer	242	-	242	27,136	209	26,927
Unallocated	295	-	295	-	-	-

Total	$8,713	$49	$8,664	$693,710	$12,466	$681,244

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2016 and 2015:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2016	$871	$1,281	$5,881	$340	$254	$336	$8,963
Charge-offs	-	-	-	-	-	-	-
Recoveries	4	4	3	-	54	-	65
Provision	30	(120)	611	47	(67)	(111)	390

Ending balance, June 30, 2016	$905	$1,165	$6,495	$387	$241	$225	$9,418

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	-	-	-	-	-	-	-
Recoveries	7	8	245	-	55	-	315
Provision	(92)	(126)	651	83	(56)	(70)	390

Ending balance, June 30, 2016	$905	$1,165	$6,495	$387	$241	$225	$9,418

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, April 1, 2015	$1,023	$1,508	$4,586	$262	$535	$168	$8,082
Charge-offs	-	-	-	-	-	-	-
Recoveries	2	20	-	-	1	-	23
Provision	(102)	176	347	39	(208)	(62)	190

Ending balance, June 30, 2015	$923	$1,704	$4,933	$301	$328	$106	$8,295

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(80)	-	(80)
Recoveries	4	20	-	-	2	-	26
Provision	(125)	230	309	78	(159)	(53)	280

Ending balance, June 30, 2015	$923	$1,704	$4,933	$301	$328	$106	$8,295

NOTE 7 – STOCK-BASED COMPENSATION PLANS

General. On March 20, 2007, the Board of Directors adopted the Community Partners Bancorp 2007 Equity Incentive Plan (the “Plan”) which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other awards as the Committee may determine. As of June 30, 2016, the number of shares of Company common stock remaining and available for future issuance under the Plan is 166,418 after adjusting for subsequent stock dividends.

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

Stock Options. During the second quarter of 2016, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to stock option grants was approximately $28,000 and $57,000 during the three and six months ended June 30, 2016, respectively, as compared to $29,000 and $57,000 for the same three and six month periods in 2015, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $234,000 as of June 30, 2016 and will be recognized over the subsequent 2.0 years.

NOTE 7 – STOCK-BASED COMPENSATION PLANS (continued)

The following table presents information regarding the Company’s outstanding stock options at June 30, 2016:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015			438,056	$5.16
Options granted			-	-
Options exercised			(19,057)	3.82
Options forfeited			(376)	5.19
Options outstanding, June 30, 2016			418,623	$5.20	5.0	$2,369,841
Options exercisable, June 30, 2016			305,944	$4.26	4.0	$2,020,083
Option price range at June 30, 2016	$3.01	to	$9.66

The total intrinsic value of options exercised during the three and six months ended June 30, 2016 was $36,000 and $112,000 respectively. Cash received from such exercises was $20,000 and $73,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $43,000 and $73,000, respectively. Cash received from such exercises was $27,000 and $64,000, respectively. There was no tax benefit recognized in the three and six months ended June 30, 2016, respectively, and a $1,000 and $3,000 tax benefit recognized during the three and six months ended June 30, 2015, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock. Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $12,000 and $23,000 for the three and six month periods ended June 30, 2016, respectively, as compared to $25,000 and $51,000 for the three and six month periods ended June 30, 2015, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and six month periods ended June 30, 2016 and 2015 related to the restricted stock compensation.

Total unrecognized compensation cost related to restricted stock under the Plan as of June 30, 2016 and 2015, was $320,000 and $150,000, respectively, and will be recognized, on a weighted average basis, over the subsequent 2.9 years.

The following table summarizes information about restricted stock at June 30, 2016:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2015	22,932	$8.36
Restricted stock earned during six months ended June 30, 2016	(2,000)	7.90
Restricted stock granted during six months ended June 30, 2016	16,000	10.39
Unvested at June 30, 2016	36,932	$9.26

Other Awards. During the quarter ended June 30, 2016, the Company granted 1,000 shares of stock to certain other persons who will provide substantial services to the Company. The Company placed no restrictions on these shares. These shares were valued at the market value on the date of grant and were expensed during the quarter.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2016, the Company had $3.1 million of commercial and similar letters of credit. Management believes that the current amount of the liability as of June 30, 2016 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FHLB AND OTHER BORROWINGS

The Bank utilizes an account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $57.0 million based on the current loan collateral pledged of $101.4 million at June 30, 2016.

At June 30, 2016 and December 31, 2015, long-term debt consisted of advances from the FHLB, which amounted to $23.8 million and $26.5 million, respectively. These advances had an average interest rate of 2.47% and 2.28% at June 30, 2016 and December 31, 2015, respectively. These advances are contractually scheduled for repayment as follows:

	June 30 2016	December 31, 2015	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	2,700	0.60%	1	January 2016
Fixed Rate Note	1,000	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
	$23,800	$26,500

In May 2016, the FHLB issued a $20.1 million municipal deposit letter of credit in the name of Two River Community Bank naming the NJ Department of Banking and Insurance as beneficiary. The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

The Bank enters into Sweep Account Agreements with certain of its deposit account holders for repo sweep arrangements under which funds in excess of a predetermined amount are removed from each such depositor’s account at the end of each banking day, and the Bank’s obligation to restore those funds to the account at the beginning of the following banking day is evidenced by a retail repurchase agreement (a “Repurchase Agreement”) secured by a collateral interest in favor of the depositor in certain government securities held by a third party custodian. The Bank’s obligation to restore the funds under the Repurchase Agreements is accounted for as a collateralized financing arrangement (i.e., secured borrowings), and not as a sale and subsequent repurchase of securities. The obligation to restore the funds to each account is reflected as a liability in the Company's consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective securities accounts. There is no offsetting or netting of the securities against the Repurchase Agreement obligation.

The following table presents the contractual maturities of the Repurchase Agreements as of June 30, 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
June 30, 2016:
Class of Collateral Pledged:
U.S. Government agency securities	$1,253	$-	$-	$-	$1,253
U.S. Government collateralized residential mortgage obligations	11,011	-	-	-	11,011
GSE – residential mortgage-backed securities	13,494	-	-	-	13,494
Total	$25,758	$-	$-	$-	$25,758
Gross amount of recognized liabilities for repurchase agreements and securities lending					$21,683
Excess of collateral pledged over recognized liability					$4,075

NOTE 9 - FHLB AND OTHER BORROWINGS (continued)

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 10 - SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at June 30, 2016 and December 31, 2015, which includes $161,000 of remaining unamortized debt issuance costs at June 30, 2016. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2016:
Securities available for sale:
U.S. Government agency securities	$-	$3,467	$-	$3,467
Municipal securities	-	518	-	518
GSE - residential mortgage-backed securities	-	13,039	-	13,039
U.S. Government collateralized residential mortgage obligations	-	11,307	-	11,307
Corporate debt securities, primarily financial institutions	-	2,301	-	2,301
CRA mutual fund	2,457	-	-	2,457

Total	$2,457	$30,632	$-	$33,089

At December 31, 2015:
Securities available for sale:
U.S. Government agency securities	$-	$1,238	$-	$1,238
Municipal securities	-	517	-	517
GSE - residential mortgage-backed securities	-	14,449	-	14,449
U.S. Government collateralized residential mortgage obligations	-	12,627	-	12,627
Corporate debt securities, primarily financial institutions	-	2,317	-	2,317
CRA mutual fund	2,382	-	-	2,382

Total	$2,382	$31,148	$-	$33,530

As of June 30, 2016 and December 31, 2015, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At June 30, 2016:
Impaired loans, net of allowance recorded	$-	$-	$3,838	$3,838
OREO	-	-	259	259

At December 31, 2015:
Impaired loans, net of allowance recorded	$-	$-	$3,256	$3,256
Impaired loans, net of partial charge-offs	-	-	1,389	1,389
OREO	-	-	411	411

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2016 and 2015.

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At June 30, 2016 and December 31, 2015, there were no discounts applied to appraisal values as all impaired appraisals were current. However, there was one loan whereby a specific reserve amounting to 75% of the outstanding principal balance was recorded as the underlying collateral value has been impaired by an environmental issue. At June 30, 2016 and December 31, 2015, the liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At June 30, 2016, the discount rate and liquidation expenses for collateral adjustments to our one OREO property was 5.95%, while at December 31, 2015, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 0.4% to 6.0% (weighted average of 3.9%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2016 and December 31, 2015, OREO totaling $259,000 and $411,000 were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At June 30, 2016, the Company had no residential real estate properties held in OREO while at December 31, 2015, there was one residential loan for $153,000 held in OREO, which was subsequently sold during the first quarter of 2016. As of June 30, 2016 and December 31, 2015, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $542,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At June 30, 2016 and December 31, 2015, there were no Level 3 securities.

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

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at June 30, 2016 and December 31, 2015, applies a 5.33% and 4.49% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2016 and December 31, 2015.

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at June 30, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$31,328	$31,328	$31,328	$-	$-
Securities available for sale	33,089	33,089	2,457	30,632	-
Securities held to maturity	47,245	48,924	-	48,924	-
Restricted stock	3,912	3,912	-	-	3,912
Loans held for sale	2,849	2,894	-	-	2,894
Loans receivable, net	716,996	713,986	-	-	713,986
Accrued interest receivable	2,036	2,036	-	544	1,492

Financial liabilities:
Deposits	726,264	728,294	-	728,294	-
Securities sold under agreements to repurchase	21,683	21,683	-	21,683	-
Long-term debt	23,800	24,343	-	24,343	-
Subordinated debt	9,839	9,837	-	9,837	-
Accrued interest payable	84	84	-	84	-

	Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,727	$46,727	$46,727	$-	$-
Securities available for sale	33,530	33,530	2,382	31,148	-
Securities held to maturity	43,167	43,668	-	43,668	-
Restricted stock	3,596	3,596	-	-	3,596
Loans held for sale	3,050	3,105	-	-	3,105
Loans receivable, net	684,437	676,703	-	-	676,703
Accrued interest receivable	1,912	1,912	-	422	1,490

Financial liabilities:
Deposits	708,436	707,908	-	707,908	-
Securities sold under agreements to repurchase	19,545	19,545	-	19,545	-
Long-term debt	26,500	26,882	-	26,823	-
Subordinated debt	9,824	9,823	-	9,823	-
Accrued interest payable	118	118	-	118	-

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

On December 17, 2015, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016. During the three months ended June 30, 2016, the Company did not repurchase any shares while for the six months ended June 30, 2016, the Company repurchased 732 shares for a total of approximately $6,000. Since the initial share repurchase program was introduced back in 2013, the Company has repurchased a total of 284,732 shares for a total cost of approximately $2.3 million.

NOTE 13 – SUBSEQUENT EVENT

On July 20, 2016, the Board of Directors declared a quarterly cash dividend to $0.04 per share to common shareholders of record at the close of business on August 12, 2016, payable on August 30, 2016. This represents a 14.3% increase from the prior quarter.

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

Overview

The Company reported net income to common shareholders of $1.73 million, or $0.21 per diluted share, for the second quarter of 2016, compared to $1.45 million, or $0.18 per diluted share, for the same period in 2015, an increase of $281,000, or 19.4%. The increase was primarily due to higher net interest income and non-interest income while expenses were unchanged, partially offset by a higher provision for loan losses. The annualized return on average assets was 0.78% for the three months ended June 30, 2016 as compared to 0.71% for the same period in 2015. The annualized return on average shareholders’ equity was 7.28% for the three month period ended June 30, 2016 as compared to 6.15% for the three month period ended June 30, 2015. Tangible book value per common share rose to $9.81 at June 30, 2016 as compared to $9.09 at June 30, 2015, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $333,000, or 4.8%, for the quarter ended June 30, 2016 from the same period in 2015. Average earning assets totaled $818.8 million, an increase of $56.8 million, or 7.5%, from the quarter ended June 30, 2015, primarily due to an increase in average loans. The Company reported a net interest margin of 3.57% for the second quarter of 2016, which was unchanged when compared to 3.57% in the first quarter of 2016, and 8 basis points lower when compared to the 3.65% reported for the second quarter of 2015. The decline from the second quarter of 2015 primarily resulted from the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. The subordinated debentures have a maturity date of December 31, 2025 and currently bear an annual interest rate of 6.25%.

There was a provision for loan losses of $390,000 for the three months ended June 30, 2016 as compared to a provision for loan losses of $190,000 for the corresponding 2015 period. The majority of the second quarter 2016 provision was to record a specific reserve against one commercial loan whereby the underlying collateral value has been impaired by an environmental issue. The provision for loan losses for the six months ended June 30, 2016 was $390,000, as compared to $280,000 for the corresponding 2015 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and loan growth. The provision for the comparable 2015 period considered the same factors.

Non-interest income for the quarter ended June 30, 2016 totaled $1.2 million, an increase of $225,000, or 23.9%, compared to the same period in 2015. This was largely a result of a 96.5% increase in residential mortgage banking revenue of $138,000, coupled with higher gains on the sale of SBA loans of $264,000. These increases were partially offset by lower other income resulting from a $208,000 gain on the sale of a branch property in the second quarter of 2015. On a linked quarter basis, non-interest income increased $273,000, or 30.6%, from $893,000 in the first quarter of 2016. For the six months ended June 30, 2016, non-interest income increased $342,000, or 19.9%, to $2.1 million from the same period in 2015.

Non-interest expense for the quarter ended June 30, 2016 totaled $5.4 million, remaining largely flat from the same period in 2015, as higher salaries and benefits were offset by lower loan workout expenses. On a linked quarter basis, non-interest expense decreased $18,000, largely as a result of the lower loan workout expenses noted above, coupled with lower professional fees. For the six months ended June 30, 2016, non-interest expense increased $238,000, or 2.3%, to $10.8 million compared to the same prior year period.

Total assets at June 30, 2016 were $884.7 million, an increase of 2.4% from $863.7 million at December 31, 2015. Total loans at June 30, 2016 were $726.4 million, an increase of $33.2 million, or 4.8%, from the $693.2 million recorded at December 31, 2015. Total deposits were $726.3 million at June 30, 2016, an increase of $17.9 million, or 2.5%, from the $708.4 million at December 31, 2015. Core checking deposits at June 30, 2016 increased $3.7 million, or 1.3%, to $296.7 million from year-end 2015, while savings accounts, money market deposits and time deposits increased $14.2 million, or 3.4%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At June 30, 2016, the Company’s allowance for loan losses was $9.4 million, compared with $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at June 30, 2016 was 1.30%, compared to 1.26% at December 31, 2015. Non-performing assets at June 30, 2016 as a percentage of total assets improved to 0.22%, compared to 0.42% at December 31, 2015 and 0.75% at June 30, 2015. Non-performing assets decreased to $2.0 million at June 30, 2016 as compared to $3.6 million at December 31, 2015 and $6.3 million at June 30, 2015.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended June 30,		For the Six months ended June 30,
	2016	2015	2016	2015
Return on average assets	0.78%	0.71%	0.78%	0.72%
Return on average tangible assets (1)	0.80%	0.73%	0.80%	0.74%
Return on average shareholders’ equity	7.28%	6.15%	7.26%	6.17%
Return on average tangible shareholders’ equity (1)	8.98%	7.59%	8.98%	7.63%
Net interest margin	3.57%	3.65%	3.57%	3.71%
Average equity to average assets	10.73%	11.55%	10.76%	11.73%
Average tangible equity to average tangible assets (1)	8.88%	9.56%	8.89%	9.71%

(1)    The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	For the Three months ended June 30,		For the Six months ended June 30,
	2016	2015	2016	2015
Total shareholders’ equity	$96,293	$96,255	$96,293	$96,255
Less: preferred stock	-	(6,000)	-	(6,000)

Common shareholders’ equity	$96,293	$90,255	$96,293	$90,255
Less: goodwill and other intangible assets	(18,109)	(18,138)	(18,109)	(18,138)
Tangible common shareholders’ equity	$78,184	$72,117	$78,184	$72,117

Common shares outstanding (in thousands)	7,967	7,935	7,967	7,935
Book value per common share	$12.09	$11.37	$12.09	$11.37

Book value per common share	$12.09	$11.37	$12.09	$11.37
Effect of intangible assets	(2.28)	(2.28)	(2.28)	(2.28)
Tangible book value per common share	$9.81	$9.09	$9.81	$9.09

Return on average assets	0.78%	0.71%	0.78%	0.72%
Effect of intangible assets	0.02%	0.02%	0.02%	0.02%
Return on average tangible assets	0.80%	0.73%	0.80%	0.74%

Return on average equity	7.28%	6.15%	7.26%	6.17%
Effect of average intangible assets	1.70%	1.44%	1.72%	1.46%
Return on average tangible equity	8.98%	7.59%	8.98%	7.63%

Average equity to average assets	10.73%	11.55%	10.76%	11.73%
Effect of average intangible assets	(1.85%)	(1.99%)	(1.87%)	(2.02%)
Average tangible equity to average tangible assets	8.88%	9.56%	8.89%	9.71%

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

Three months ended June 30, 2016 compared to June 30, 2015

Net Interest Income

Net interest income for the quarter ended June 30, 2016 totaled $7.3 million, an increase of $333,000, or 4.8%, compared to $6.9 million for the corresponding period in 2015. Average interest earning assets for the second quarter 2016 were $818.8 million, an increase of $56.8 million, or 7.5%, from $762.0 million for the same period in 2015, primarily due to an increase in average loans of $64.9 million funded in part by a higher level of average NOW deposits and non-interest demand deposits of $31.1million and $3.8 million, respectively, from the same period in 2015. Additionally, average time deposits increased $26.6 million, or 25.4%, due to increases in both brokered and deposits obtained through the use of deposit listed services (“Listed Service CDs”), as the Company took advantage of extending the maturity of its certificates of deposit (“CDs”) portfolio by utilizing a laddered strategy of both types of funding during the year. These positives were partially offset by the 8.0 basis point decline in our net interest margin.

The net interest margin and net interest spread decreased to 3.57% and 3.39%, respectively, for the three months ended June 30, 2016, from 3.65% and 3.49%, respectively, for the same prior year period, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates as well as the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. This subordinated debt impacted our margin by approximately 8 basis points.

Total interest income for the three months ended June 30, 2016 increased by $636,000, or 8.0%. The increase in interest income was primarily due to a volume related increase in interest income of $784,000, partially offset by a rate related decrease in interest income of $148,000 for the second quarter of 2016 as compared to the same prior year period.

Interest and fees on loans increased $545,000, or 7.2%, to $8.1 million for the three months ended June 30, 2016 compared to $7.5 million for the corresponding period in 2015. Volume related increases of $753,000 were partially offset by rate related decreases of $208,000. The average balance of the loan portfolio for the three months ended June 30, 2016 increased by $64.9 million, or 10.0%, to $715.1 million from $650.2 million for the corresponding period in 2015. The average annualized yield on the loan portfolio was 4.55% for the quarter ended June 30, 2016 compared to 4.65% for the quarter ended June 30, 2015. Additionally, the average balance of total non-accrual loans, which amounted to $1.7 million and $4.9 million at June 30, 2016 and 2015, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $422,000 for the three months ended June 30, 2016 compared to $338,000 for the three months ended June 30, 2015, an increase of $84,000, or 24.9%. For the three months ended June 30, 2016, investment securities had an average balance of $84.3 million with an average annualized yield of 2.01% compared to an average balance of $74.6 million with an average annualized yield of 1.81% for the three months ended June 30, 2015.

Interest income on interest-bearing deposits was $32,000 for the three months ended June 30, 2016, representing an increase of $7,000, or 28.0%, from $25,000 for the three months ended June 30, 2015. For the three months ended June 30, 2016, interest bearing deposits had an average balance of $19.4 million and an average annualized yield of 0.66% as compared to an average balance of $37.2 million and an average annualized yield of 0.27% for the same period in 2015. The increase in the rate was the result of the Federal Reserve raising short-term interest rates by 0.25% in December 2015.

Interest expense on interest-bearing liabilities amounted to $1.3 million for the three months ended June 30, 2016 compared to $967,000 for the corresponding period in 2015, an increase of $ 303,000, or 31.3%. This increase in interest expense was comprised of a $257,000 volume related increase as well as a $46,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $640.4 million for the three months ended June 30, 2016 from $580.4 million for the same period last year, an increase of $60.0 million, or 10.3%. Average NOW accounts increased $31.1 million from $123.5 million with an average annualized rate of 0.44% during the second quarter of 2015, to $154.6 million with an average annualized rate of 0.45% during the second quarter of 2016. Average time deposits increased $26.6 million from $104.8 million with an average annualized rate of 1.33% for the second quarter of 2015 to $131.4 million with an average annualized rate of 1.43% for the second quarter of 2016. These average balance increases were partially offset by a decrease in average savings deposits of $3.2 million over this same period while the average annualized rate rose by 1.0 basis point and our average money market deposits increased by $2.4 million while the average annualized rate remained unchanged. During the second quarter of 2016, average demand deposits totaled $146.7 million, an increase of $3.8 million, or 2.6%, over the same period last year. For the three months ended June 30, 2016, the average annualized cost for all interest-bearing liabilities was 0.80%, which increased from the 0.67% for the three months ended June 30, 2015, primarily due to the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015 and effected our cost of interest-bearing liabilities by approximately 9 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2016 were $19.4 million, with an average interest rate of 0.31%, compared to $21.9 million, with an average interest rate of 0.29%, for the second quarter of 2015.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2016 and 2015 was $23.8 million and $28.0 million, respectively, with an average interest rate of 2.48% and 2.29%, respectively.

The $10 million of subordinated debentures totaled $9.8 million at June 30, 2016, which includes $161,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$19,378	$32	0.66%	$37,226	$25	0.27%
Investment securities	84,308	422	2.01%	74,604	338	1.81%
Loans, net of unearned fees (1) (2)	715,114	8,085	4.55%	650,213	7,540	4.65%

Total Interest Earning Assets	818,800	8,539	4.19%	762,043	7,903	4.16%

Non-Interest Earning Assets:
Allowance for loan losses	(9,031)			(8,142)
All other assets	79,644			71,670

Total Assets	$889,413			$823,571

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$154,633	173	0.45%	$123,546	137	0.44%
Savings deposits	226,545	275	0.49%	229,791	277	0.48%
Money market deposits	74,726	30	0.16%	72,371	29	0.16%
Time deposits	131,407	467	1.43%	104,776	348	1.33%
Securities sold under agreements to repurchase	19,440	15	0.31%	21,909	16	0.29%
Long-term debt	23,800	147	2.48%	28,000	160	2.29%
Subordinated debt	9,836	163	6.63%	-	-	-

Total Interest Bearing Liabilities	640,387	1,270	0.80%	580,393	967	0.67%

Non-Interest Bearing Liabilities:
Demand deposits	146,667			142,900
Other liabilities	6,901			6,927

Total Non-Interest Bearing Liabilities	153,568			149,827

Shareholders' Equity	95,458			95,351

Total Liabilities and Shareholders' Equity	$889,413			$825,571

NET INTEREST INCOME		$7,269			$6,936

NET INTEREST SPREAD (3)			3.39%			3.49%

NET INTEREST MARGIN (4)			3.57%			3.65%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$24,550	$65	0.53%	$32,122	$40	0.25%
Investment securities	81,738	814	1.99%	73,925	653	1.77%
Loans, net of unearned fees (1) (2)	704,964	15,998	4.56%	639,375	14,886	4.70%

Total Interest Earning Assets	811,252	16,877	4.18%	745,422	15,579	4.21%

Non-Interest Earning Assets:
Allowance for loan losses	(8,913)			(8,115)
All other assets	77,860			71,285

Total Assets	$880,199			$808,592

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$152,631	324	0.43%	$118,284	259	0.44%
Savings deposits	225,871	548	0.49%	229,282	550	0.48%
Money market deposits	74,293	60	0.16%	71,811	57	0.16%
Time deposits	127,420	896	1.41%	100,584	660	1.32%
Securities sold under agreements to repurchase	18,570	29	0.31%	21,544	32	0.30%
Long-term debt	23,983	295	2.47%	27,204	313	2.32%
Subordinated debt	9,832	328	6.67%	-	-	-

Total Interest Bearing Liabilities	632,600	2,480	0.79%	568,709	1,871	0.66%

Non-Interest Bearing Liabilities:
Demand deposits	145,544			138,741
Other liabilities	7,342			6,257

Total Non-Interest Bearing Liabilities	152,886			144,998

Shareholders' Equity	94,713			94,885

Total Liabilities and Shareholders' Equity	$880,199			$808,592

NET INTEREST INCOME		$14,397			$13,708

NET INTEREST SPREAD (3)			3.39%			3.55%

NET INTEREST MARGIN (4)			3.57%			3.71%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$(12)	$19	$7	$(10)	$35	$25
Investment securities	43	41	84	69	92	161
Loans, net of unearned fees	753	(208)	545	1,527	(415)	1,112

Total Interest Income	784	(148)	636	1,586	(288)	1,298

Interest Paid On:
NOW deposits	34	2	36	75	(10)	65
Savings deposits	(4)	2	(2)	(8)	6	(2)
Money market deposits	1	-	1	2	1	3
Time deposits	89	30	119	178	58	236
Securities sold under agreements to repurchase	(2)	1	(1)	(4)	1	(3)
Long-term debt	(24)	11	(13)	(37)	19	(18)
Subordinated debt	163	-	163	328	-	328

Total Interest Expense	257	46	303	534	75	609

Net Interest Income	$527	$(194)	$333	$1,052	$(363)	$689

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2016 was $390,000 as compared to a provision for loan losses of $190,000 for the corresponding 2015 period. The majority of the second quarter 2016 provision was to record a specific reserve against one commercial loan whereby the underlying collateral value has been impaired by an environmental issue. The provision for three months ended June 30, 2016 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2015 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.4 million, or 1.30% of total loans at June 30, 2016, as compared to $8.7 million, or 1.26% at December 31, 2015.

In management’s opinion, the level of allowance for loan losses, totaling $9.4 million at June 30, 2016, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2016, non-interest income amounted to $1.2 million compared to $941,000, an increase of $225,000, or 23.9%, from the corresponding period in 2015. Non-interest income for the period included an increase of $264,000, or 261.4%, in gains on the sale of SBA loans coupled with an increase of $138,000, or 96.5%, in residential mortgage banking revenue due to higher origination volume. These increases were partially offset by a lower other income resulting from a $208,000 gain on the sale of a branch property during the second quarter of 2015.

Non-Interest Expenses

Non-interest expense for the three months ended June 30, 2016 totaled $5.4 million, remaining largely flat from the same period in 2015, as higher salaries and benefits were offset by lower loan workout expenses.

Income Taxes

The Company recorded income tax expense of $939,000 for the second quarter of 2016 as compared to $849,000 for the same period last year. The effective tax rate for the three months ended June 30, 2016 and 2015 was 35.2% and 36.8%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

Six months ended June 30, 2016 compared to June 30, 2015

Net Interest Income

Net interest income for the six months ended June 30, 2016 totaled $14.4 million, an increase of $689,000, or 5.0%, compared to $13.8 million for the corresponding period in 2015. Average interest earning assets for the six months ended June 30, 2016 were $811.3 million, an increase of $65.9 million, or 8.8%, from $745.4 million for the same period in 2015, primarily due to an increase in average loans of $65.6 million funded in part by a higher level of average NOW deposits and non-interest demand deposits of $34.3 million and $6.8 million, respectively, from the same period in 2015. Additionally, average time deposits increased $26.8 million, or 26.7%, due to increases in both brokered and Listed Service CDs, as the Company took advantage of extending the maturity of its CDs portfolio by utilizing a laddered strategy of both types of funding during the year. These positives were partially offset by the 14.0 basis point decline in our net interest margin.

The net interest margin and net interest spread decreased to 3.57% and 3.39%, respectively, for the six months ended June 30, 2016, from 3.71% and 3.55%, respectively, for the same prior year period, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates as well as the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. This subordinated debt impacted our margin by approximately 8 basis points.

Total interest income for the six months ended June 30, 2016 increased by $1.3 million, or 8.3%. The increase in interest income was primarily due to a volume related increase in interest income of $1.6 million, partially offset by a rate related decrease in interest income of $288,000 for the first six months of 2016 as compared to the same prior year period. Interest and fees on loans increased $1.1 million, or 7.5%, to $16.0 million for the six months ended June 30, 2016 compared to $14.9 million for the corresponding period in 2015. Volume related increases of $1.5 million were partially offset by rate related decreases of $415,000. The average balance of the loan portfolio for the six months ended June 30, 2016 increased by $65.6 million, or 10.3%, to $705.0 million from $639.4 million for the corresponding period in 2015. The average annualized yield on the loan portfolio was 4.56% for the six months ended June 30, 2016 compared to 4.70% for the six months ended June 30, 2015. Additionally, the average balance of total non-accrual loans, which amounted to $1.7 million and $4.9 million at June 30, 2016 and 2015, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $814,000 for the six months ended June 30, 2016 compared to $653,000 for the six months ended June 30, 2015, an increase of $161,000, or 24.7%. For the six months ended June 30, 2016, investment securities had an average balance of $81.7 million with an average annualized yield of 1.99% compared to an average balance of $73.9 million with an average annualized yield of 1.77% for the six months ended June 30, 2015.

Interest income on interest-bearing deposits was $65,000 for the six months ended June 30, 2016, representing an increase of $25,000 or 62.5%, from $40,000 for the six months ended June 30, 2015. For the six months ended June 30, 2016, interest bearing deposits had an average balance of $24.6 million and an average annualized yield of 0.53% as compared to an average balance of $32.1 million and an average annualized yield of 0.25% for the same period in 2015. The increase in the rate was the result the Federal Reserve raising short-term interest rates by 0.25% in December 2015.

Interest expense on interest-bearing liabilities amounted to $2.5 million for the six months ended June 30, 2016 compared to $1.9 million for the corresponding period in 2015, an increase of $ 609,000, or 32.5%. This increase in interest expense was comprised of a $534,000 volume related increase as well as a $75,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $632.6 million for the six months ended June 30, 2016 from $568.7 million for the same period last year, an increase of $63.9 million, or 11.2%. Average NOW accounts increased $34.3 million from $118.3 million with an average annualized rate of 0.44% during the six months of 2015, to $152.6 million with an average annualized rate of 0.43% during the six months ended June 30, 2016. Average time deposits increased $26.8 million from $100.6 million with an average annualized rate of 1.32% for the first six months of 2015 to $127.4 million with an average annualized rate of 1.41% for the six months ended June 30, 2016. These average balance increases were partially offset by a decrease in average savings deposits of $3.4 million over this same period while the average annualized rate rose by one basis point and our average money market deposits increased by $2.5 million while the average annualized rate remained unchanged. During the six months ended June 30, 2016, our average demand deposits totaled $145.5 million, an increase of $6.8 million, or 4.9%, over the same period last year. For the six months ended June 30, 2016, the average annualized cost for all interest-bearing liabilities was 0.79%, which increased from the 0.66% for the six months ended June 30, 2015, primarily due to the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015 and effected our cost of interest-bearing liabilities by approximately 10 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2016 were $18.6 million, with an average interest rate of 0.31%, compared to $21.5 million, with an average interest rate of 0.30%, for the six months of 2015.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2016 and 2015 was $24.0 million and $27.2 million, respectively, with an average interest rate of 2.47% and 2.32%, respectively.

The $10 million of subordinated debentures totaled $9.8 million at June 30, 2016, which includes $161,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2016 was $390,000 as compared to a provision for loan losses of $280,000 for the corresponding 2015 period. The majority of the 2016 provision was to record a specific reserve against one commercial loan whereby the underlying collateral value has been impaired by an environmental issue. The Company had $315,000 of net loan recoveries during the first half of 2016, which also contributed to the $705,000 increase in the allowance for loan losses during 2016. This compared to $54,000 in net loan charge-offs in the same prior year period. The provision for six months ended June 30, 2016 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2015 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.4 million, or 1.30% of total loans at June 30, 2016, as compared to $8.7 million, or 1.26% at December 31, 2015.

In management’s opinion, the level of allowance for loan losses, totaling $9.4 million at June 30, 2016, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the six months ended June 30, 2016, non-interest income amounted to $2.1 million compared to $1.7 million, an increase of $342,000, or 19.9%, from the corresponding period in 2015. Non-interest income for the period included an increase of $182,000, or 65.7%, in gains on the sale of SBA loans and an increase of $229,000, or 80.1%, in residential mortgage banking revenue due to higher origination volume, coupled with higher other loan fees and securities gains. These increases were partially offset by a $208,000 gain on the sale of a branch property during the second quarter of 2015.

Non-Interest Expenses

Non-interest expenses for the six months ended June 30, 2016 increased $238,000, or 2.3%, to $10.8 million compared to $10.5 million for the six months ended June 30, 2015. This increase was primarily due to higher salaries and benefits of $180,000 resulting from both annual merit increases and commissions from higher residential mortgage banking volume. Additionally, professional fees were $169,000 higher due to increased legal and consulting fees. These increases were partially offset by a decrease of $115,000 in loan workout expenses.

Income Taxes

The Company recorded income tax expense of $1.9 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 and 2015 was 35.3% and 37.0%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

FINANCIAL CONDITION

Assets

At June 30, 2016, our total assets were $884.7 million, an increase of $21.0 million, or 2.4%, from $863.7 million at December 31, 2015. At June 30, 2016, total loans were $726.4 million, an increase of $33.3 million, or 4.8%, from the $693.1 million reported at December 31, 2015. Investment securities, including restricted stock, were $84.2 million at June 30, 2016 as compared to $80.3 million at December 31, 2015, an increase of $3.9 million, or 4.9%. At June 30, 2016, cash and cash equivalents totaled $31.3 million compared to $46.7 million at December 31, 2015, a decrease of $15.4 million, or 33.0%. Goodwill totaled $18.1 million at both June 30, 2016 and December 31, 2015.

Liabilities

Total liabilities increased $17.7 million, or 2.3%, to $788.4 million at June 30, 2016, from $770.7 million at December 31, 2015. Total deposits increased $17.8 million, or 2.5%, to $726.3 million at June 30, 2016, from $708.4 million at December 31, 2015. Long-term debt decreased $2.7 million to $23.8 million at June 30, 2016, from $26.5 million at December 31, 2015, and the Company issued $9.8 million of subordinated debentures during 2015.

Securities Portfolio

Investment securities, including restricted investments, totaled $84.2 million at June 30, 2016 compared to $80.3 million at December 31, 2015, an increase of $3.9 million, or 4.9%. During the six months ended June 30, 2016 and 2015, investment security and restricted stock purchases amounted to $11.7 million and $33.6 million, respectively, while repayments, calls and maturities amounted to $6.8 million and $5.9 million, respectively. For the six months ended June 30, 2016 and 2015, there were investment security sales of $1.0 million and $23.3 million, respectively, in which the Company recorded net gains of $72,000 and $28,000, respectively.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2016, the Company maintained $16.5 million of GSE residential mortgage-backed securities in the investment portfolio and $14.5 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.4 million at June 30, 2016. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2016, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount, as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$99,642	13.7%	$100,154	14.5%
Real estate – construction	95,119	13.1%	104,231	15.0%
Real estate – commercial	452,777	62.4%	422,665	61.0%
Real estate – residential	50,166	6.9%	39,524	5.7%
Consumer	29,265	4.0%	27,136	3.9%
Unearned fees	(555)	(0.1%)	(560)	(0.1%)
Total loans	$726,414	100.0%	$693,150	100.0%

For the six months ended June 30, 2016, total loans increased by $33.3 million, or 4.8%, to $726.4 million from $693.1 million at December 31, 2015. The increase was due to growth in commercial real estate and residential lending sectors during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2016, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2016, the Bank re-opened a LPO in the Summit, New Jersey market and as such, now complements our other LPO in Toms River, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at June 30, 2016 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 62.4% of our total loans at June 30, 2016, up slightly from 61.0% at December 31, 2015. These loans increased $30.2 million, or 7.1%, to $452.8 million at June 30, 2016 from $422.6 million at December 31, 2015, due to both increased production as well as completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Real estate residential loans increased $10.7 million, or 26.9%, to $50.2 million at June 30, 2016 from $39.5 million at December 31, 2015 as we continue to portfolio adjustable rate mortgages while selling our fixed rate residential product. Consumer loans increased by $2.2 million, or 7.8%, to $29.3 million at June 30, 2016 from $27.1 million at December 31, 2015. These increases were partially offset by decreases in commercial and industrial loans, which decreased $512,000, or 0.5%, to $99.6 million at June 30, 2016 from $100.1 million at December 31, 2015, while real estate construction loans decreased by $9.1 million, or 8.7%, to $95.1 million at June 30, 2016 from $104.2 million at December 31, 2015.

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

At June 30, 2016 and December 31, 2015, the Company had $1.7 million and $3.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At June 30, 2016 and December 31, 2015, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of June 30, 2016 and December 31, 2015.Total TDRs are broken out at the bottom of the table.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Non-Performing Assets:
Non-Accrual Loans:
Commercial and industrial	$118	$138
Real estate-construction	-	-
Real estate-commercial	794	2,244
Real estate-residential	785	796
Consumer	-	-

Total Non-Performing Loans	1,697	3,178

Loans past due 90 days or more and still accruing	-	-

OREO	259	411

Total Non-Performing Assets	$1,956	$3,589

Ratios:
Non-Performing loans to total loans	0.23%	0.46%
Non-Performing assets to total assets	0.22%	0.42%

Troubled Debt Restructured Loans:
Performing	$8,492	$9,289
Non-performing (included in non-performing assets above)	158	1,552

Total non-performing loans decreased by $1.5 million from December 31, 2015. At June 30, 2016, eight loans comprise the $1.7 million as compared to nine loans for the $3.2 million at December 31, 2015. At June 30, 2016, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At June 30, 2016, non-performing commercial and industrial loans from December 31, 2015, decreased by $20,000 during the six months ended June 30, 2016, primarily due to paydowns. The $118,000 is comprised of two commercial term loans.

At June 30, 2016, non-performing real estate commercial loans decreased by $1.5 million from December 31, 2015, due primarily to one loan totaling $1.4 million, which paid off during the first quarter of 2016. One non-performing real estate commercial loan, totaling $444,000, has a specific reserve of $331,000 due to an environmental issue related to the underlying collateral value of the property.

At June 30, 2016, non-performing real estate residential loans decreased by $11,000 to $785,000 from December 31, 2015.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At June 30, 2016, the Bank had $259,000 in OREO consisting of one property, as compared to $411,000 at December 31, 2015, which consisted of two properties. During the six months ended June 30, 2016, one property totaling $152,000 was sold for a loss of $45,000.

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

As of June 30, 2016, TDRs totaled $8.6 million as compared to $10.8 million at December 31, 2015, a decrease of $2.2 million. This decrease was primarily due to pay downs and payoffs. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $8.6 million is comprised of $952,000 in real estate commercial loans, $3.2 million in real estate construction loans, $4.1 million in commercial and industrial, and $379,000 in real estate residential loans. All but two identified TDR’s, as of June 30, 2016, are collateral-dependent loans while the two others are cash flow dependent. Of the $8.6 million, two relationships totaling $3.7 million, have a specific reserves of $8,000 in our ALLL computation. The remaining $4.9 million of TDRs are adequately collateralized requiring no specific reserves.

The $952,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate. The remaining $898,000 are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate or amortization. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.2 million in real estate construction loans is partially comprised of three relationships, which are currently being developed, under contract and/or amortizing.

The $4.1 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $104,000.

The $379,000 in real estate residential loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At June 30, 2016, the Company had $18.8 million in loans that were risk rated as special mention or substandard, representing 2.6% of total loans. This $18.8 million of special mention and substandard loans represents an increase of $1.9 million from the $16.9 million reported at December 31, 2015. The change in risk rated loans was primarily attributable to one loan that was downgraded due to the borrowers weakening financial condition.

At June 30, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015.

	June 30,		December 31,
	2016	2015	2015
	(in thousands, except percentages)

Balance at beginning of year	$8,713	$8,069	$8,069
Provision charged to expense	390	280	490
Recoveries (charge-offs), net	315	(54)	154
Balance of allowance at end of period	$9,418	$8,295	$8,713

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	(0.09%)	0.02%	0.02%
Balance of allowance as a percent of loans at period-end	1.30%	1.23%	1.26%
Ratio of allowance to non-performing loans at period-end	554.98%	168.26%	274.17%

At June 30, 2016, the Company’s allowance for loan losses was $9.4 million compared with $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at June 30, 2016 was 1.30%, compared with 1.26% at December 31, 2015. The Company recorded a $390,000 provision to the allowance for loan losses for the six month period ended June 30, 2016 as compared to $280,000 for the comparable period in 2015. The majority of the 2016 provision was to record a specific reserve of $331,000 against one commercial loan whose underlying collateral has been impaired by an environmental issue. The Company had $315,000 of net loan recoveries during the first half of 2016, which contributed to the $705,000 increase in the allowance for loan losses necessitated by the strong loan growth during the period. Non-performing loans at June 30, 2016 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank-Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $13.1 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $102,000 and $124,000 for the six months ended June 30, 2016 and 2015, respectively. Bank-owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Income on bank-owned life insurance amounted to $219,000 and $233,000 for the six months ended June 30, 2016 and 2015, respectively.

Premises and Equipment

Premises and equipment totaled approximately $4.9 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively. Depreciation expense totaled $391,000 and $384,000 for the six months ended June 30, 2016 and 2015, respectively. The increase of $7,000 was primarily due to the opening of our new branch in Freehold, NJ in the second quarter of 2015, along with increased expense associated with computer and technology upgrades.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at June 30, 2016 and December 31, 2015. The Company’s intangible assets at June 30, 2016 were comprised of $18.1 million of goodwill. During the six months ended June 30, 2016, the $2.1 million of core deposit intangible was fully amortized and therefore, no balance remains. The Company performed its annual goodwill impairment analysis as of September 30, 2015. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

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

At June 30, 2016 total deposits amounted to $726.3 million, reflecting an increase of $17.9 million, or 2.5% from $708.4 million at December 31, 2015. Core checking deposits at June 30, 2016 increased $3.7 million, or 1.3%, to $296.7 million from year-end 2015, while savings accounts, money market deposits and time deposits, increased $14.2 million, or 3.4%. In light of the low interest rate environment and strong loan pipeline, the Company has continued to take advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs over the course of the past year. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at June 30, 2016 amounted to $618.9 million and accounted for 85.2% of total deposits, as compared to $614.9 million and 86.8%, at December 31, 2015. During 2016, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs $100,000 and over at June 30, 2016 totaled $70.8 million as compared to $56.9 million at December 31, 2015, an increase of $13.9 million, or 24.4%. At June 30, 2016, the Company had $37.4 million in brokered CDs as compared to $37.9 million at December 31, 2015, with rates ranging from 0.60% to 2.12% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $41.2 million compared to $33.3 million at December 31, 2015 with rates between 0.96% to 2.10% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $57.0 million based on the current loan collateral pledged of $101.4 million at June 30, 2016.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At June 30, 2016 and 2015, the Company had no short-term borrowings outstanding.

At June 30, 2016 and December 31, 2015, long-term debt consisted of advances from the FHLB, which amounted to $23.8 million for June 30, 2016 compared to $26.5 million at December 31, 2015. The FHLB advances had a weighted average interest rate of 2.47% and 2.28% at June 30, 2016 and December 31, 2015, respectively.

The maximum amount outstanding of FHLB advances at any month-end during the six months ended June 30, 2016 and 2015 was $26.5 million and $28.0 million, respectively. The average interest rates paid on FHLB advances was 2.46% and 2.27% during the six months ended June 30, 2016 and 2015, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at June 30, 2016 and December 31, 2015, which includes $161,000 and $176,000 of remaining unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $21.7 million at June 30, 2016 from $19.5 million at December 31, 2015, an increase of $2.2 million, or 11.3%.

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

At June 30, 2016, the Company had $31.3 million in cash and cash equivalents as compared to $46.7 million at December 31, 2015. Cash and cash equivalent balances include $6.2 million and $25.1 million of interest-bearing deposits at the Federal Reserve Bank of New York at June 30, 2016 and December 31, 2015, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(dollars in thousands)

Home equity lines of credit	$20,787	$21,072
Commitments to fund commercial real estate and construction loans	129,852	92,363
Commitments to fund commercial and industrial loans and other loans	46,623	52,826
Commercial and financial letters of credit	3,114	4,315
	$200,376	$170,576

Capital

Shareholders’ equity increased by approximately $3.3 million, or 3.5%, to $96.3 million at June 30, 2016 compared to $93.0 million at December 31, 2015. Net income for the six month period ended June 30, 2016 added $3.4 million to shareholders’ equity. Additionally, stock-based compensation expense of $80,000, options exercised of $73,000, employee stock purchases of $27,000 and $253,000 in after-tax net unrealized gains on securities available for sale during the six months ended June 30, 2016, contributed to the increase. These increases were partially offset by $556,000 in cash dividends on common stock and $6,000 in common stock repurchased. During the six months ended June 30, 2016, the Company repurchased 732 shares of common stock for a total of $6,000 under its share repurchase program.

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

As of June 30, 2016, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at June 30, 2016 and December 31, 2015, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Applicable Regulations*
As of June 30, 2016
Common Equity Tier 1 Capital to Risk Weighted Assets	10.10%	11.30%	4.50%	6.50	%*
Tier 1 Capital to Average Assets (Leverage Ratio)	8.99%	10.07%	4.00%	5.00	%*
Tier 1 Capital to Risk Weighted Assets	10.10%	11.30%	6.00%	8.00	%*
Total Capital to Risk Weighted Assets	12.60%	12.51%	8.00%	10.00%

As of December 31, 2015
Common Equity Tier 1 Capital to Risk Weighted Assets	10.13%	11.39%	4.50%	6.50	%*
Tier 1 Capital to Average Assets (Leverage Ratio)	8.97%	10.09%	4.00%	5.00	%*
Tier 1 Capital to Risk Weighted Assets	10.13%	11.39%	6.00%	8.00	%*
Total Capital to Risk Weighted Assets	12.65%	12.56%	8.00%	10.00%

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

As of June 30, 2016, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2016, no shares were repurchased under the Company’s share repurchase program. In December 2015, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016.

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

TWO RIVER BANCORP

Date: August 12, 2016	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)