Form 10-Q
period 2016-09-30
TWO RIVER BANCORP
filed 2016-11-10
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:   000-51889

TWO RIVER BANCORP
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	20-3700861
(State of Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

766 Shrewsbury Avenue, Tinton Falls, New Jersey	07724
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2016, there were 7,961,318 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$18,102	$21,566
Interest-bearing deposits in bank	8,843	25,161
Cash and cash equivalents	26,945	46,727

Securities available for sale	31,366	33,530
Securities held to maturity (fair value of $47,693 and $43,668 at September 30, 2016 and December 31, 2015, respectively)	46,349	43,167
Restricted investments, at cost	4,962	3,596
Loans held for sale	2,561	3,050
Loans	753,982	693,150
Allowance for loan losses	(9,452)	(8,713)
Net loans	744,530	684,437

Other real estate owned (“OREO”)	259	411
Bank owned life insurance	20,889	17,294
Premises and equipment, net	4,835	5,083
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,106 and $2,097 at September 30, 2016 and December 31, 2015, respectively	-	9
Accrued interest receivable	1,928	1,912
Other assets	6,437	6,371

Total Assets	$909,170	$863,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$152,412	$144,627
Interest bearing	586,835	563,809
Total Deposits	739,247	708,436

Securities sold under agreements to repurchase	18,645	19,545
Federal Home Loan Bank (“FHLB”) and other borrowings	35,300	26,500
Subordinated debt	9,847	9,824
Accrued interest payable	89	118
Other liabilities	7,448	6,271

Total Liabilities	810,576	770,694

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,257,170 and 8,213,196 at September 30, 2016 and December 31, 2015, respectively
Outstanding – 7,959,938 and 7,929,196 at September 30, 2016 and December 31, 2015, respectively	73,181	72,890
Retained earnings	27,948	22,759
Treasury stock, at cost; 297,232 shares and 284,000 shares at September 30, 2016 and December 31, 2015, respectively	(2,396)	(2,248)
Accumulated other comprehensive loss	(139)	(399)
Total Shareholders' Equity	98,594	93,002

Total Liabilities And Shareholders’ Equity	$909,170	$863,696

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$8,337	$7,834	$24,335	$22,720
Securities:
Taxable	187	178	571	607
Tax-exempt	234	188	664	412
Interest-bearing deposits	19	18	84	58
Total Interest Income	8,777	8,218	25,654	23,797
Interest Expense
Deposits	972	799	2,800	2,325
Securities sold under agreements to repurchase	15	19	44	51
FHLB and other borrowings	157	155	452	468
Subordinated debt	164	-	492	-
Total Interest Expense	1,308	973	3,788	2,844
Net Interest Income	7,469	7,245	21,866	20,953
Provision For Loan Losses	470	120	860	400
Net Interest Income after Provision for Loan Losses	6,999	7,125	21,006	20,553

Non-Interest Income
Service fees on deposit accounts	154	142	427	433
Mortgage banking	316	327	831	613
Other loan fees	188	32	311	112
Earnings from investment in bank owned life insurance	118	112	337	335
Death benefit on bank owned life insurance	862	-	862	-
Gain on sale of SBA loans	116	32	575	309
Net gain on sale of securities	-	9	72	37
Gain on sale of premises and equipment	-	-	-	208
Other income	229	182	627	506
Total Non-Interest Income	1,983	836	4,042	2,553

Non-Interest Expenses
Salaries and employee benefits	3,309	3,198	9,609	9,318
Occupancy and equipment	1,056	964	3,084	2,940
Professional	273	272	888	718
Insurance	56	74	160	249
FDIC insurance and assessments	114	119	324	324
Advertising	85	120	315	365
Data processing	135	110	405	352
Outside services fees	131	131	369	376
Amortization of identifiable intangibles	-	10	9	38
OREO expenses, impairments and sales, net	(245)	(137)	(271)	(161)
Loan workout expenses	44	65	142	278
Other operating	381	382	1,081	1,049
Total Non-Interest Expenses	5,339	5,308	16,115	15,846

Income before Income Taxes	3,643	2,653	8,933	7,260
Income tax expense	999	961	2,869	2,664
Net Income	2,644	1,692	6,064	4,596
Preferred stock dividend	-	(15)	-	(45)
Net income available to common shareholders	$2,644	$1,677	$6,064	$4,551
Earnings Per Common Share:
Basic	$0.33	$0.21	$0.77	$0.57
Diluted	$0.33	$0.21	$0.75	$0.56
Weighted average common shares outstanding
Basic	7,926	7,930	7,923	7,932
Diluted	8,131	8,130	8,109	8,130

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(in thousands)

	Three Months Ended September 30,
	2016	2015

Net income	$2,644	$1,692
Other comprehensive income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2015: $3	-	(6)
Unrealized holdings gain on securities available for sale, net of income tax expense 2016: $4; 2015: $94	7	144

Other comprehensive income	7	138

Total comprehensive income	$2,651	$1,830

	Nine Months Ended September 30,
	2016	2015

Net income	$6,064	$4,596
Other comprehensive income:
Reclassification adjustment for gains on sales of securities recognized in income, net of income tax expense 2015: $14	-	(23)
Unrealized holdings gain on securities available for sale, net of income tax expense 2016: $169; 2015: $81	260	128

Other comprehensive income	260	105

Total comprehensive income	$6,324	$4,701

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2016 and 2015

(dollars in thousands, except per share data)

		Common Stock				Accumulated Other	Total
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2016	$-	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

Net income	-	-	-	6,064	-	-	6,064

Other comprehensive income	-	-	-	-	-	260	260

Stock-based compensation expense	-	-	162	-	-	-	162

Cash dividends on common stock ($0.11 per share)	-	-	-	(875)	-	-	(875)

Options exercised	-	22,957	89	-	-	-	89

Restricted stock and other awards	-	17,000	-	-	-	-	-

Common stock repurchased	-	(13,232)	-	-	(148)	-	(148)

Employee stock purchase plan	-	4,017	40	-	-	-	40

Balance, September 30, 2016	$-	7,959,938	$73,181	$27,948	$(2,396)	$(139)	$98,594

Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	4,596	-	-	4,596

Other comprehensive income	-	-	-	-	-	105	105

Dividends on preferred stock, Series C	-	-	-	(45)	-	-	(45)

Stock-based compensation expense	-	-	154	-	-	-	154

Cash dividends on common stock ($0.095 per share)	-	-	-	(754)	-	-	(754)

Options exercised	-	25,397	103	-	-	-	103

Tax benefit of exercised stock options	-	-	6	-	-	-	6

Common stock repurchased	-	(56,388)	-	-	(497)	-	(497)

Restricted stock awards	-	5,000	-	-	-	-	-

Employee stock purchase plan	-	4,573	40	-	-	-	40
Balance, September 30, 2015	$6,000	7,918,266	$72,830	$21,298	$(2,248)	$(240)	$97,640

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows From Operating Activities
Net income	$6,064	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586	592
Provision for loan losses	860	400
Intangible amortization	9	38
Amortization of subordinated debt issuance costs	23	-
Net amortization of securities premiums and discounts	518	380
Earnings from investment in bank owned life insurance	(337)	(335)
Proceeds from sale of loans held for sale	44,816	27,946
Origination of loans held for sale	(43,580)	(27,668)
Gain on sale of loans held for sale	(747)	(485)
Gain on sale of loans transferred from held for investment to held for sale	-	(113)
Proceeds from sale of SBA loans	6,081	3,665
Origination of SBA loans sold	(5,506)	(3,356)
Gain from sale of SBA loans	(575)	(309)
Net realized loss (gain) on sale of OREO	45	(107)
Stock-based compensation expense	162	154
Net realized gain on sale of securities available for sale	-	(37)
Net realized gain on sale of securities held to maturity	(72)	-
Death benefit on bank owned life insurance	(862)	-
Gain on sale of premises and equipment	-	(208)
Decrease (increase) in assets:
Accrued interest receivable	(16)	(131)
Other assets	(235)	743
Increase (decrease) in liabilities:
Accrued interest payable	(29)	3
Other liabilities	1,177	574
Net Cash Provided by Operating Activities	8,382	6,342
Cash Flows From Investing Activities
Purchase of securities available for sale	(2,257)	(20,707)
Purchase of securities held to maturity	(9,210)	(19,721)
Proceeds from repayments, calls and maturities of securities available for sale	4,598	6,131
Proceeds from repayments, calls and maturities of securities held to maturity	4,758	2,008
Proceeds from sales of securities available for sale	-	24,306
Proceeds from sales of securities held to maturity	1,076	-
Proceeds from sale of loans transferred from held for investment to held for sale	-	5,727
Net increase in loans	(60,953)	(53,889)
Purchases of premises and equipment	(338)	(817)
Proceeds from sale of premises and equipment	-	925
Purchase of restricted investments, net	(1,366)	(525)
Purchase of bank owned life insurance	(3,918)	-
Proceeds from death benefit on bank owned life insurance	1,522	-
Proceeds from sale of OREO	107	1,367
Net Cash Used In Investing Activities	(65,981)	(55,195)
Cash flows From Financing Activities
Net increase in deposits	30,811	48,275
Net decrease in securities sold under agreements to repurchase	(900)	(1,987)
Proceeds from FHLB and other borrowings	13,000	12,000
Repayment of FHLB and other borrowings	(4,200)	(1,500)
Cash dividends paid - preferred stock	-	(45)
Cash dividends paid - common stock	(875)	(754)
Proceeds from employee stock purchase plan	40	40
Proceeds from exercise of stock options	89	103
Common stock repurchased	(148)	(497)
Tax benefit of stock options exercised	-	6
Net Cash Provided by Financing Activities	37,817	55,641
Net (Decrease) Increase in Cash and Cash Equivalents	(19,782)	6,788
Cash And Cash Equivalents - Beginning	46,727	36,110
Cash And Cash Equivalents - Ending	$26,945	$42,898
Supplementary cash flow information:
Interest paid	$3,817	$2,841
Income taxes paid	3,280	2,133
Supplementary schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$-	$5,614
OREO acquired in settlement of loans	-	152

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2016 (the “2015 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Correction of an Immaterial Error on the Consolidated Statement of Cash Flows

The Company identified an immaterial error related to its consolidated statement of cash flows for both the origination of SBA loans sold and the proceeds from sale of SBA loans. The Company determined that in the prior period reported, these amounts were improperly reflected in cash flow from investing activities instead of in cash flow from operating activities. The Company reviewed the impact of this error on the prior period and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the nine months ended September 30, 2015 by presenting these amounts within operating activities as opposed to within the investing activities. The net impact of the error increased net cash provided by operating activities by $309,000 and decreased the Company's cash flows from investing activities by an equivalent amount for the nine month period ended September 30, 2015.

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

ASU 2016-13: In September 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public entities that are not SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-15: In August 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated statement of cash flows.

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

During the third quarter of 2016, the Company prospectively changed its annual goodwill impairment testing date from September 30, 2016 to August 31, 2016. The voluntary change provides additional time for the completion of the annual goodwill impairment testing prior to the end of the quarter. This change in accounting principle does not delay, accelerate, or avoid an impairment loss, nor does the change have a cumulative effect on pre-tax income, net income or loss, retained earnings, or net assets. This change was applied prospectively beginning on August 31, 2016. Retrospective application to prior periods did not occur, as it is impracticable to objectively determine the assumptions that would have been used in those earlier periods to estimate fair value.

The Company performed its annual step one goodwill impairment analysis as of August 31, 2016, using the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000 at August 31, 2016.

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

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	2016	2015	2016	2015

	(dollars in thousands, except per share data)
Net income	$2,644	$1,692	$6,064	$4,596
Preferred stock dividend	-	(15)	-	(45)
Net income applicable to common shareholders	$2,644	$1,677	$6,064	$4,551
Weighted average common shares outstanding	7,926,230	7,929,876	7,922,606	7,932,100
Effect of dilutive stock options	204,617	199,665	186,699	198,156
Weighted average common shares outstanding used to calculate diluted earnings per share	8,130,847	8,129,541	8,109,305	8,130,256

Basic earnings per common share	$0.33	$0.21	$0.77	$0.57
Diluted earnings per common share	$0.33	$0.21	$0.75	$0.56

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and nine months ended September 30, 2016, while for the three and nine month periods ended September 30, 2015, there were 9,129 stock options that had no intrinsic value because their effect was anti-dilutive and therefore, were not included in the diluted earnings per common share calculations.

NOTE 5 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2016:

Securities available for sale:
U.S. Government agency securities	$3,402	$6	$(14)	$3,394
Municipal securities	503	10	-	513
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	12,271	21	(94)	12,198
U.S. Government collateralized residential mortgage obligations	10,487	35	(64)	10,458
Corporate debt securities, primarily financial institutions	2,492	13	(160)	2,345

	29,155	85	(332)	28,908

Community Reinvestment Act (“CRA”) mutual fund	2,436	22	-	2,458

	$31,591	$107	$(332)	$31,366

Securities held to maturity:
Municipal securities	$38,199	$1,478	$-	$39,677
GSE – residential mortgage-backed securities	3,339	39	(4)	3,374
U.S. Government collateralized residential mortgage obligations	2,990	25	(5)	3,010
Corporate debt securities, primarily financial institutions	1,821	-	(189)	1,632

	$46,349	$1,542	$(198)	$47,693

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2015:

Securities available for sale:
U.S. Government agency securities	$1,241	$-	$(3)	$1,238
Municipal securities	508	9	-	517
GSE – residential mortgage-backed securities	14,646	5	(202)	14,449
U.S. Government collateralized residential mortgage obligations	12,900	13	(286)	12,627
Corporate debt securities, primarily financial institutions	2,492	-	(175)	2,317

	31,787	27	(666)	31,148

CRA mutual fund	2,397	-	(15)	2,382

	$34,184	$27	$(681)	$33,530

Securities held to maturity:
Municipal securities	$33,956	$824	$(9)	$34,771
GSE – residential mortgage-backed securities	3,789	9	(44)	3,754
U.S. Government collateralized residential mortgage obligations	3,602	-	(46)	3,556
Corporate debt securities, primarily financial institutions	1,820	-	(233)	1,587

	$43,167	$833	$(332)	$43,668

The amortized cost and fair value of the Company’s debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$8,264	$8,284
Due in one year through five years	3,259	3,285	3,990	4,125
Due in five years through ten years	-	-	5,006	5,307
Due after ten years	3,138	2,967	22,760	23,593
	6,397	6,252	40,020	41,309

GSE – residential mortgage-backed securities	12,271	12,198	3,339	3,374
U.S. Government collateralized residential mortgage obligations	10,487	10,458	2,990	3,010

	$29,155	$28,908	$46,349	$47,693

NOTE 5 – SECURITIES (Continued)

The Company had no security sales during the three months ended September 30, 2016, compared to two securities sales in which the Company recorded gross realized gains and losses of $9,000 and $0, respectively, during the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company had one security sale totaling $1.0 million in which the Company recorded a gross realized gain of $72,000, as compared to gross realized gains and losses of $70,000 and $33,000, respectively, during the nine months ended September 30, 2015. The sale during the first quarter of 2016 was a municipal bond which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

Investment securities with a carrying value of $27,564,000 and $32,596,000 at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and for public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:	(in thousands)

U.S. Government agency securities	$2,130	$(14)	$-	$-	$2,130	$(14)
Municipal securities	303	-	-	-	303	-
GSE – residential mortgage-backed securities	674	(4)	6,547	(94)	7,221	(98)
U.S. Government collateralized residential mortgage obligations	618	(1)	5,399	(68)	6,017	(69)
Corporate debt securities, primarily financial institutions	-	-	2,967	(349)	2,967	(349)

Total Temporarily
Impaired Securities	$3,725	$(19)	$14,913	$(511)	$18,638	$(530)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(in thousands)

U.S. Government agency securities	$1,238	$(3)	$-	$-	$1,238	$(3)
Municipal securities	5,858	(5)	498	(4)	6,356	(9)
GSE – residential mortgage-backed securities	11,946	(151)	5,006	(95)	16,952	(246)
U.S. Government collateralized residential mortgage obligations	8,284	(72)	6,861	(260)	15,145	(332)
Corporate debt securities, primarily financial institutions	496	(1)	2,907	(407)	3,403	(408)
CRA mutual fund	2,382	(15)	-	-	2,382	(15)

Total Temporarily
Impaired Securities	$30,204	$(247)	$15,272	$(766)	$45,476	$(1,013)

The Company had 26 securities in an unrealized loss position at September 30, 2016. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At September 30, 2016, the Company does not intend to sell these debt securities prior to recovery.

NOTE 5 – SECURITIES (Continued)

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. At September 30, 2016, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2016. These four securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at September 30, 2016.

There were no other-than-temporary impairments recognized during the three and nine months ended September 30, 2016 and 2015.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any loans from held for investment to held for sale during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company transferred $5.6 million, respectively, from held for investment to held for sale. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2016 and December 31, 2015, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The components of the loan portfolio held for investment at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)

Commercial and industrial	$103,050	$100,154
Real estate – construction	102,658	104,231
Real estate – commercial	467,118	422,665
Real estate – residential	54,580	39,524
Consumer	27,162	27,136

	754,568	693,710
Allowance for loan losses	(9,452)	(8,713)
Unearned fees	(586)	(560)

Net Loans	$744,530	$684,437

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2016:			(In Thousands)

Commercial and industrial	$201	$407	$131	$739	$102,311	$103,050	$-
Real estate – construction	-	150	-	150	102,508	102,658	-
Real estate – commercial	461	155	674	1,290	465,828	467,118	-
Real estate – residential	292	-	782	1,074	53,506	54,580	-
Consumer	-	197	-	197	26,965	27,162	-

Total	$954	$909	$1,587	$3,450	$751,118	$754,568	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2015:			(In Thousands)

Commercial and industrial	$107	$-	$31	$138	$100,016	$100,154	$-
Real estate – construction	-	150	-	150	104,081	104,231	-
Real estate – commercial	112	-	2,075	2,187	420,478	422,665	-
Real estate – residential	-	-	796	796	38,728	39,524	-
Consumer	-	-	-	-	27,136	27,136	-

Total	$219	$150	$2,902	$3,271	$690,439	$693,710	$-

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In Thousands)

Commercial and industrial	$131	$138
Real estate – construction	-	-
Real estate – commercial	674	2,244
Real estate – residential	782	796
Consumer	-	-

Total	$1,587	$3,178

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present newly troubled debt restructured loans that occurred during the three and nine months ended September 30, 2016 and 2015:

Three months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-

	Nine months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	1	$257	$257

Three months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	-	$-	$-

	Nine months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:	(Dollars in Thousands)

Commercial and industrial	6	$3,227	$3,227

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company’s TDR modifications are made on terms typically up to 12 months in order to aggressively monitor and track performance of the credit. The short-term modifications are monitored for continued performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification program is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. All the loans identified as troubled debt restructured as of September 30, 2016, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

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

At September 30, 2016, TDRs totaled $8.5 million, including $8.4 million that were current and two non-accrual loans totaling $157,000. As of December 31, 2015, TDRs totaled $10.8 million, including $9.3 million that were current and three non-accrual loans totaling $1.5 million. At September 30, 2016, the Company established a specific reserve of $4,000 against one loan relationship classified as TDR. As of December 31, 2015, a specific reserve of $49,000 was recorded against one loan relationships classified as TDR.

There were no financing receivables modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2016 and 2015, respectively.

It is the Company’s policy to classify a troubled debt restructured loan that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR loan.

The following tables summarize information in regards to impaired loans by loan portfolio class at September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, respectively.

	As of September 30, 2016			For the three months ended September 30, 2016		For the nine months ended September 30, 2016
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,515	$3,515	$-	$3,531	$43	$3,615	$131
Real estate – construction	3,212	3,212	-	3,217	34	3,264	103
Real estate – commercial	1,564	1,564	-	1,572	10	1,637	37
Real estate – residential	1,159	1,159	-	1,162	5	1,168	14
Consumer	-	-	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	503	503	4	505	4	509	12
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	-	-	-	-	-	-	-
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	4,018	4,018	4	4,036	47	4,124	143
Real estate – construction	3,212	3,212	-	3,217	34	3,264	103
Real estate – commercial	1,564	1,564	-	1,572	10	1,637	37
Real estate – residential	1,159	1,159	-	1,162	5	1,168	14
Consumer	-	-	-	-	-	-	-

	$9,953	$9,953	$4	$9,987	$96	$10,193	$297

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2015			For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$652	$652	$-	$4,215	$49	$4,016	$124
Real estate – construction	3,855	3,855	-	4,111	41	4,390	145
Real estate – commercial	3,267	3,542	-	5,986	32	5,963	100
Real estate – residential	1,178	1,178	-	927	5	928	14
Consumer	209	209	-	413	2	423	7

With an allowance recorded:
Commercial and industrial	3,305	3,305	49	-	-	-	-
Real estate – construction	-	-	-	-	-	-	-
Real estate – commercial	-	-	-	-	-	-	-
Real estate – residential	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Total:
Commercial and industrial	3,957	3,957	49	4,215	49	4,016	124
Real estate – construction	3,855	3,855	-	4,111	41	4,390	145
Real estate – commercial	3,267	3,542	-	5,986	32	5,963	100
Real estate – residential	1,178	1,178	-	927	5	928	14
Consumer	209	209	-	413	2	423	7

	$12,466	$12,741	$49	$15,652	$129	$15,720	$390

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016:	(In Thousands)

Commercial and industrial	$96,192	$3,097	$3,761	$-	$103,050
Real estate – construction	99,296	1,903	1,459	-	102,658
Real estate – commercial	459,823	6,048	1,247	-	467,118
Real estate – residential	53,798	-	782	-	54,580
Consumer	26,732	234	196	-	27,162

Total	$735,841	$11,282	$7,445	$-	$754,568

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015:	(In Thousands)

Commercial and industrial	$96,038	$159	$3,957	$-	$100,154
Real estate – construction	100,376	1,830	2,025	-	104,231
Real estate – commercial	414,872	4,667	3,126	-	422,665
Real estate – residential	38,631	-	893	-	39,524
Consumer	26,891	38	207	-	27,136

Total	$676,808	$6,694	$10,208	$-	$693,710

The following tables present the balance in the allowance for loan losses at September 30, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
September 30, 2016:			(In Thousands)

Commercial and industrial	$918	$4	$914	$103,050	$4,018	$99,032
Real estate – construction	1,166	-	1,166	102,658	3,212	99,446
Real estate – commercial	6,481	-	6,481	467,118	1,564	465,554
Real estate – residential	423	-	423	54,580	1,159	53,421
Consumer	236	-	236	27,162	-	27,162
Unallocated	228	-	228	-	-	-

Total	$9,452	$4	$9,448	$754,568	$9,953	$744,615

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
December 31, 2015:			(In Thousands)

Commercial and industrial	$990	$49	$941	$100,154	$3,957	$96,197
Real estate – construction	1,283	-	1,283	104,231	3,855	100,376
Real estate – commercial	5,599	-	5,599	422,665	3,267	419,398
Real estate – residential	304	-	304	39,524	1,178	38,346
Consumer	242	-	242	27,136	209	26,927
Unallocated	295	-	295	-	-	-

Total	$8,713	$49	$8,664	$693,710	$12,466	$681,244

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2016 and 2015:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2016	$905	$1,165	$6,495	$387	$241	$225	$9,418
Charge-offs	-	-	(444)	-	(5)	-	(449)
Recoveries	3	-	3	-	7	-	13
Provision	10	1	427	36	(7)	3	470

Ending balance, September 30, 2016	$918	$1,166	$6,481	$423	$236	$228	$9,452

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	-	-	(444)	-	(5)	-	(449)
Recoveries	9	8	249	-	62	-	328
Provision	(81)	(125)	1,077	119	(63)	(67)	860

Ending balance, September 30, 2016	$918	$1,166	$6,481	$423	$236	$228	$9,452

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, July 1, 2015	$923	$1,704	$4,933	$301	$328	$106	$8,295
Charge-offs	-	-	-	-	-	-	-
Recoveries	3	10	-	-	1	-	14
Provision	(18)	165	48	(26)	(56)	7	120

Ending balance, September 30, 2015	$908	$1,879	$4,981	$275	$273	$113	$8,429

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(80)	-	(80)
Recoveries	7	29	-	-	4	-	40
Provision	(143)	396	357	52	(216)	(46)	400

Ending balance, September 30, 2015	$908	$1,879	$4,981	$275	$273	$113	$8,429

NOTE 7 – STOCK-BASED COMPENSATION PLANS

General. On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other awards as the Committee may determine. As of September 30, 2016, the number of shares of Company common stock remaining and available for future issuance under the Plan is 166,418. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board.

Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as ISOs under the Code (“nonqualified stock options” or “NQSOs”). Awards may be granted under the Plan to directors and employees and to other persons who provide substantial services to the Company.

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

Stock Options. During the third quarter of 2016, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to stock option grants was approximately $29,000 and $86,000 during the three and nine months ended September 30, 2016, respectively, as compared to $22,000 and $79,000 for the same three and nine month periods in 2015, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $206,000 as of September 30, 2016 and will be recognized over the subsequent 1.8 years.

NOTE 7 – STOCK-BASED COMPENSATION PLANS (continued)

The following table presents information regarding the Company’s outstanding stock options at September 30, 2016:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	438,056			$5.16
Options granted	-			-
Options exercised	(22,957)			3.86
Options forfeited	(376)			5.19
Options outstanding, September 30, 2016	414,723			$5.21	4.8	$2,625,369
Options exercisable, September 30, 2016	305,044			$4.29	3.8	$2,210,699
Option price range at September 30, 2016	$3.01	to	$9.66

The total intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $28,000 and $140,000 respectively. Cash received from such exercises was $16,000 and $89,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $48,000 and $121,000, respectively. Cash received from such exercises was $39,000 and $103,000, respectively. There was no tax benefit recognized in the three and nine months ended September 30, 2016, respectively, and a $3,000 and $6,000 tax benefit recognized during the three and nine months ended September 30, 2015, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock. Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

On June 28, 2016, the Company awarded an officer 5,000 shares of the Company’s common stock. These restricted stock awards are scheduled to vest 20% per year over five years beginning June 28, 2017. Also on June 28, 2016, the Company awarded directors an aggregate of 11,000 shares of the Company’s common stock, which will vest on June 28, 2017.

Compensation expense related to restricted stock was $53,000 and $76,000 for the three and nine month periods ended September 30, 2016, respectively, as compared to $24,000 and $75,000 for the three and nine month periods ended September 30, 2015, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three and nine month periods ended September 30, 2016 and 2015 related to the restricted stock compensation.

Total unrecognized compensation cost related to restricted stock under the Plan as of September 30, 2016 and 2015, was $277,000 and $128,000, respectively, and will be recognized, on a weighted average basis, over the subsequent 2.8 years.

The following table summarizes information about restricted stock at September 30, 2016:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2015	22,932	$8.36
Restricted stock earned during nine months ended September 30, 2016	(2,000)	7.90
Restricted stock granted during nine months ended September 30, 2016	16,000	10.39
Unvested at September 30, 2016	36,932	$9.26

Other Awards. During the quarter ended June 30, 2016, the Company granted 1,000 shares of stock to certain other persons who will provide substantial services to the Company. The Company placed no restrictions on these shares. These shares were valued at the market value on the date of grant and were expensed during the second quarter of 2016.

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2016, the Company had $3.8 million of commercial and similar letters of credit. Management believes that the current amount of the liability as of September 30, 2016 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FHLB AND OTHER BORROWINGS

The Bank utilizes an account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $46.3 million based on the current loan collateral pledged of $102.5 million at September 30, 2016.

At September 30, 2016 and December 31, 2015, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $35.3 million and $26.5 million, respectively. These advances had an average interest rate of 1.85% and 2.28% at September 30, 2016 and December 31, 2015, respectively. These advances are contractually scheduled for repayment as follows:

	September 30 2016	December 31, 2015	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	-	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	2,700	0.60%	1	January 2016
Fixed Rate Note	1,000	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	-	1.09%	3	July 2019
Fixed Rate Note	1,000	-	1.42%	5	July 2021
Fixed Rate Note	1,000	-	1.70%	7	July 2023
Fixed Rate Note	10,000	-	0.59%	90 days	December 2016
	$35,300	$26,500

In August 2016, the FHLB issued a $20.1 million municipal deposit letter of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

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

NOTE 9 - FHLB AND OTHER BORROWINGS (continued)

The following table presents the contractual maturities of the Repurchase Agreements as of September 30, 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
September 30, 2016:
Class of Collateral Pledged:
U.S. Government agency securities	$1,250	$-	$-	$-	$1,250
U.S. Government collateralized residential mortgage obligations	10,097	-	-	-	10,097
GSE – residential mortgage-backed securities	12,649	-	-	-	12,649
Total	$23,996	$-	$-	$-	$23,996
Gross amount of recognized liabilities for repurchase agreements and securities lending					$18,645
Excess of collateral pledged over recognized liability					$5,351

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 10 - SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at September 30, 2016 and December 31, 2015, which includes $153,000 of remaining unamortized debt issuance costs at September 30, 2016. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67% as of September 30, 2016.

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

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2016:
Securities available for sale:
U.S. Government agency securities	$-	$3,394	$-	$3,394
Municipal securities	-	513	-	513
GSE - residential mortgage-backed securities	-	12,198	-	12,198
U.S. Government collateralized residential mortgage obligations	-	10,458	-	10,458
Corporate debt securities, primarily financial institutions	-	2,345	-	2,345
CRA mutual fund	2,458	-	-	2,458

Total	$2,458	$28,908	$-	$31,366

At December 31, 2015:
Securities available for sale:
U.S. Government agency securities	$-	$1,238	$-	$1,238
Municipal securities	-	517	-	517
GSE - residential mortgage-backed securities	-	14,449	-	14,449
U.S. Government collateralized residential mortgage obligations	-	12,627	-	12,627
Corporate debt securities, primarily financial institutions	-	2,317	-	2,317
CRA mutual fund	2,382	-	-	2,382

Total	$2,382	$31,148	$-	$33,530

As of September 30, 2016 and December 31, 2015, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At September 30, 2016:
Impaired loans, net of allowance recorded	$-	$-	$499	$499
OREO	-	-	259	259

At December 31, 2015:
Impaired loans, net of allowance recorded	$-	$-	$3,256	$3,256
Impaired loans, net of partial charge-offs	-	-	1,389	1,389
OREO	-	-	411	411

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2016 and 2015.

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At September 30, 2016 and December 31, 2015, there were no discounts applied to appraisal values as all impaired appraisals were current. At September 30, 2016 and December 31, 2015, the liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At September 30, 2016, the discount rate and liquidation expenses for collateral adjustments to our one OREO property was 5.95%, while at December 31, 2015, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 0.4% to 6.0% (weighted average of 3.9%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2016 and December 31, 2015, OREO totaling $259,000 and $411,000 were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At September 30, 2016, the Company had no residential real estate properties held in OREO while at December 31, 2015, there was one residential loan for $153,000 held in OREO, which was subsequently sold during the first quarter of 2016. As of September 30, 2016 and December 31, 2015, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $542,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2016 and December 31, 2015, there were no Level 3 securities.

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

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at September 30, 2016 and December 31, 2015, applies a 5.20% and 4.49% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2016 and December 31, 2015.

NOTE 11 - FAIR VALUE MEASUREMENTS (continued)

The estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at September 30, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$26,945	$26,945	$26,945	$-	$-
Securities available for sale	31,366	31,366	2,458	28,908	-
Securities held to maturity	46,349	47,693	-	47,693	-
Restricted stock	4,962	4,962	-	-	4,962
Loans held for sale	2,561	2,583	-	-	2,583
Loans receivable, net	744,530	745,815	-	-	745,815
Accrued interest receivable	1,928	1,928	-	410	1,518

Financial liabilities:
Deposits	739,247	740,210	-	740,210	-
Securities sold under agreements to repurchase	18,645	18,645	-	18,645	-
FHLB and other borrowings	35,300	35,300	-	35,300	-
Subordinated debt	9,847	9,848	-	9,848	-
Accrued interest payable	89	89	-	89	-

	Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,727	$46,727	$46,727	$-	$-
Securities available for sale	33,530	33,530	2,382	31,148	-
Securities held to maturity	43,167	43,668	-	43,668	-
Restricted stock	3,596	3,596	-	-	3,596
Loans held for sale	3,050	3,105	-	-	3,105
Loans receivable, net	684,437	676,703	-	-	676,703
Accrued interest receivable	1,912	1,912	-	422	1,490

Financial liabilities:
Deposits	708,436	707,908	-	707,908	-
Securities sold under agreements to repurchase	19,545	19,545	-	19,545	-
FHLB and other borrowings	26,500	26,882	-	26,823	-
Subordinated debt	9,824	9,823	-	9,823	-
Accrued interest payable	118	118	-	118	-

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

On December 17, 2015, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016. During the three months ended September 30, 2016, the Company repurchased 12,500 shares for a total of approximately $142,000 while for the nine months ended September 30, 2016, the Company repurchased 13,232 shares for a total of approximately $148,000. Since the initial share repurchase program was introduced back in 2013, the Company has repurchased a total of 297,232 shares for a total cost of approximately $2.4 million.

NOTE 13 – SUBSEQUENT EVENT

On October 19, 2016, the Board of Directors declared a quarterly cash dividend to $0.04 per share to common shareholders of record at the close of business on November 9, 2016 payable on November 30, 2016.

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

Overview

The Company reported net income to common shareholders of $2.6 million, or $0.33 per diluted share, for the third quarter of 2016, compared to $1.7 million, or $0.21 per diluted share, for the same period in 2015, an increase of $967,000, or 57.7%. The increase was primarily due to both higher non-interest income, which included the receipt of an $862,000 tax-free Bank Owned Life Insurance (“BOLI”) death benefit, and higher net interest income, which were partially offset by a higher provision for loan losses. Expenses during this period were unchanged. The annualized return on average assets was 1.16% for the three months ended September 30, 2016 as compared to 0.79% for the same period in 2015. The annualized return on average shareholders’ equity was 10.81% for the three month period ended September 30, 2016 as compared to 6.95% for the three month period ended September 30, 2015. Tangible book value per common share rose to $10.11 at September 30, 2016 as compared to $9.28 at September 30, 2015, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $224,000, or 3.1%, for the quarter ended September 30, 2016 from the same period in 2015. Average earning assets totaled $837.3 million, an increase of $49.5 million, or 6.3%, from the quarter ended September 30, 2015, primarily due to an increase in average loans. The Company reported a net interest margin of 3.55% for the third quarter of 2016, which was 2 basis points lower when compared to 3.57% in the second quarter of 2016, and 10 basis points lower when compared to the 3.65% reported for the third quarter of 2015. The decline from the third quarter of 2015 primarily resulted from the interest expense associated with the Company’s $10 million subordinated debenture placement, which funded in December 2015. The subordinated debentures have a maturity date of December 31, 2025 and currently bear an annual interest rate of 6.25%.

There was a provision for loan losses of $470,000 for the three months ended September 30, 2016 as compared to $120,000 for the corresponding 2015 period. During the current quarter, the Company recorded a specific allowance of $113,000 against one commercial loan whereby the underlying collateral value had been impaired by an environmental issue, which the Company fully charged off during the quarter. The remaining $357,000 of loan loss provision was to support the Company’s strong loan growth. The provision for loan losses for the nine months ended September 30, 2016 was $860,000, as compared to $400,000 for the corresponding 2015 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and loan growth. The provision for the comparable 2015 period considered the same factors.

Non-interest income for the quarter ended September 30, 2016 totaled $2.0 million, an increase of $1.1 million, or 137.2%, compared to the same period in 2015. This was largely a result of the receipt of an $862,000 tax-free BOLI death benefit, coupled with an increase of 156,000 in other loan fees and higher gains on the sale of SBA loans of $84,000. On a linked quarter basis, non-interest income increased $817,000 or 70.1%, from $1.2 million in the second quarter of 2016. For the nine months ended September 30, 2016, non-interest income increased $1.5 million, or 58.3%, to $4.0 million from the same period in 2015.

Non-interest expense for the quarter ended September 30, 2016 totaled $5.3 million, remaining largely flat from the same period in 2015 and on a linked quarter basis, as higher salaries and benefits were offset by lower other real estate owned (“OREO”) property expenses resulting primarily from a $250,000 recovery of settlement expenses from an OREO property. For the nine months ended September 30, 2016, non-interest expense increased $269,000, or 1.7%, to $16.1 million compared to the same prior year period.

Total assets at September 30, 2016 were $909.2 million, an increase of 5.3% from $863.7 million at December 31, 2015. Total loans at September 30, 2016 were $754.0 million, an increase of $60.8 million, or 8.8%, from the $693.2 million recorded at December 31, 2015. Total deposits were $739.2 million at September 30, 2016, an increase of $30.8 million, or 4.3%, from the $708.4 million at December 31, 2015. Core checking deposits at September 30, 2016 decreased slightly by $2.4 million, or 0.8%, to $290.6 million from year-end 2015, while savings accounts, money market deposits and time deposits increased $33.2 million, or 8.0%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At September 30, 2016, the Company’s allowance for loan losses was $9.5 million, compared with $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at September 30, 2016 was 1.25%, compared to 1.26% at December 31, 2015. Non-performing assets at September 30, 2016 as a percentage of total assets improved to 0.20%, compared to 0.42% at December 31, 2015 and 0.50% at September 30, 2015. Non-performing assets decreased to $1.8 million at September 30, 2016 as compared to $3.6 million at December 31, 2015 and $4.2 million at September 30, 2015.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended September 30,		For the Nine months ended September 30,
	2016	2015	2016	2015
Return on average assets	1.16%	0.79%	0.91%	0.75%
Return on average tangible assets (1)	1.19%	0.80%	0.93%	0.76%
Return on average shareholders’ equity	10.81%	6.95%	8.48%	6.44%
Return on average tangible shareholders’ equity (1)	13.29%	8.55%	10.46%	7.94%
Net interest margin	3.55%	3.65%	3.56%	3.69%
Average equity to average assets	10.77%	11.30%	10.76%	11.59%
Average tangible equity to average tangible assets (1)	8.94%	9.40%	8.90%	9.60%

(1)	The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	For the Three months ended September 30,		For the Nine months ended September 30,
	2016	2015	2016	2015
Total shareholders’ equity	$98,594	$97,640	$98,594	$97,640
Less: preferred stock	-	(6,000)	-	(6,000)

Common shareholders’ equity	$98,594	$91,640	$98,594	$91,640
Less: goodwill and other intangible assets	(18,109)	(18,128)	(18,109)	(18,128)
Tangible common shareholders’ equity	$80,485	$73,512	$80,485	$73,512

Common shares outstanding (in thousands)	7,960	7,918	7,960	7,918
Book value per common share	$12.39	$11.57	$12.39	$11.57

Book value per common share	$12.39	$11.57	$12.39	$11.57
Effect of intangible assets	(2.28)	(2.29)	(2.28)	(2.29)
Tangible book value per common share	$10.11	$9.28	$10.11	$9.28

Return on average assets	1.16%	0.79%	0.91%	0.75%
Effect of intangible assets	0.03%	0.01%	0.02%	0.01%
Return on average tangible assets	1.19%	0.80%	0.93%	0.76%

Return on average equity	10.81%	6.95%	8.48%	6.44%
Effect of average intangible assets	2.48%	1.60%	1.98%	1.50%
Return on average tangible equity	13.29%	8.55%	10.46%	7.94%

Average equity to average assets	10.77%	11.30%	10.76%	11.59%
Effect of average intangible assets	(1.83%)	(1.90%)	(1.86%)	(1.99%)
Average tangible equity to average tangible assets	8.94%	9.40%	8.90%	9.60%

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

Three months ended September 30, 2016 compared to September 30, 2015

Net Interest Income

Net interest income for the quarter ended September 30, 2016 totaled $7.5 million, an increase of $224,000, or 3.1%, compared to $7.2 million for the corresponding period in 2015. Average interest earning assets for the third quarter 2016 were $837.3 million, an increase of $49.5 million, or 6.3%, from $787.9 million for the same period in 2015, primarily due to an increase in average loans of $56.3 million funded in part by a higher level of average time deposits of $34.0 million. This increase in average time deposits was due to increases in both brokered and deposits obtained through the use of deposit listed services (“Listed Service CDs”), as the Company took advantage of extending the maturity of its certificates of deposit (“CDs”) portfolio by utilizing a laddered strategy of both types of funding during the year. Additionally, average NOW deposits and non-interest demand deposits collectively grew $10.5 million from the same period in 2015. These positives were partially offset by the 10 basis point decline in our net interest margin.

The net interest margin and net interest spread decreased to 3.55% and 3.36%, respectively, for the three months ended September 30, 2016, from 3.65% and 3.50%, respectively, for the same prior year period, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates as well as the interest expense associated with the Company’s issuance of subordinated debentures with an aggregate principal of $10 million in December 2015. This subordinated debt impacted our margin by approximately 8 basis points.

Total interest income for the three months ended September 30, 2016 increased by $559,000, or 6.8%. The increase in interest income was primarily due to a volume related increase in interest income of $658,000, partially offset by a rate related decrease in interest income of $99,000 for the third quarter of 2016 as compared to the same prior year period.

Interest and fees on loans increased $503,000, or 6.4%, to $8.3 million for the three months ended September 30, 2016 compared to $7.8 million for the corresponding period in 2015. Volume related increases of $650,000 were partially offset by rate related decreases of $147,000. The average balance of the loan portfolio for the three months ended September 30, 2016 increased by $56.3 million, or 8.3%, to $735.6 million from $679.3 million for the corresponding period in 2015. The average annualized yield on the loan portfolio was 4.51% for the quarter ended September 30, 2016 compared to 4.58% for the quarter ended September 30, 2015. Additionally, the average balance of total non-accrual loans, which amounted to $1.6 million and $3.6 million at September 30, 2016 and 2015, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $421,000 for the three months ended September 30, 2016 compared to $366,000 for the three months ended September 30, 2015, an increase of $55,000, or 15.0%. For the three months ended September 30, 2016, investment securities had an average balance of $83.5 million with an average annualized yield of 2.02% compared to an average balance of $80.5 million with an average annualized yield of 1.82% for the three months ended September 30, 2015.

Interest income on interest-bearing deposits was $19,000 for the three months ended September 30, 2016, representing an increase of $1,000, or 5.6%, from $18,000 for the three months ended September 30, 2015. For the three months ended September 30, 2016, interest bearing deposits had an average balance of $18.2 million and an average annualized yield of 0.42% as compared to an average balance of $28.1 million and an average annualized yield of 0.25% for the same period in 2015.

Interest expense on interest-bearing liabilities amounted to $1.3 million for the three months ended September 30, 2016 compared to $973,000 for the corresponding period in 2015, an increase of $335,000, or 34.4%. This increase in interest expense was comprised of a $113,000 volume related increase as well as a $222,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $645.4 million for the three months ended September 30, 2016 from $600.8 million for the same period last year, an increase of $44.6 million, or 7.4%. Average NOW accounts increased $6.7 million from $142.0 million with an average annualized rate of 0.40% during the third quarter of 2015, to $148.7 million with an average annualized rate of 0.45% during the third quarter of 2016. Average time deposits increased $34.0 million from $105.1 million with an average annualized rate of 1.32% for the third quarter of 2015 to $139.1 million with an average annualized rate of 1.41% for the third quarter of 2016. These average balance increases were partially offset by a decrease in average savings deposits of $1.1 million over this same period while the average annualized rate rose by one basis point and our average money market deposits increased by $500,000 while the average annualized rate rose by one basis point as well. During the third quarter of 2016, average demand deposits totaled $153.3 million, an increase of $3.9 million, or 2.6%, over the same period last year. For the three months ended September 30, 2016, the average annualized cost for all interest-bearing liabilities was 0.81%, which increased from the 0.64% for the three months ended September 30, 2015, primarily due to the interest expense associated with the Company’s issuance of subordinated debentures discussed above and effected our cost of interest-bearing liabilities by approximately 9 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2016 were $19.0 million, with an average interest rate of 0.31%, compared to $23.9 million, with an average interest rate of 0.32%, for the third quarter of 2015.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2016 and 2015 was $27.0 million and $27.3 million, respectively, with an average interest rate of 2.32% and 2.26%, respectively.

The $10 million of subordinated debentures, net of $153,000 of remaining unamortized debt issuance costs, totaled $9.8 million at September 30, 2016. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67% as of September 30, 2016.

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

.	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$18,179	$19	0.42%	$28,062	$18	0.25%
Investment securities	83,541	421	2.02%	80,533	366	1.82%
Loans, net of unearned fees (1) (2)	735,626	8,337	4.51%	679,279	7,834	4.58%

Total Interest Earning Assets	837,346	8,777	4.17%	787,874	8,218	4.14%

Non-Interest Earning Assets:
Allowance for loan losses	(9,519)			(8,344)
All other assets	75,277			73,829

Total Assets	$903,104			$853,359

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$148,664	167	0.45%	$142,022	143	0.40%
Savings deposits	228,862	281	0.49%	229,999	278	0.48%
Money market deposits	73,031	31	0.17%	72,520	29	0.16%
Time deposits	139,052	493	1.41%	105,048	349	1.32%
Securities sold under agreements to repurchase	18,995	15	0.31%	23,907	19	0.32%
FHLB and other borrowings	26,967	157	2.32%	27,299	155	2.26%
Subordinated debt	9,844	164	6.66%	-	-	-

Total Interest Bearing Liabilities	645,415	1,308	0.81%	600,795	973	0.64%

Non-Interest Bearing Liabilities:
Demand deposits	153,274			149,381
Other liabilities	7,144			6,541

Total Non-Interest Bearing Liabilities	160,418			155,922

Shareholders' Equity	97,271			96,642

Total Liabilities and Shareholders' Equity	$903,104			$853,359

NET INTEREST INCOME		$7,469			$7,245
NET INTEREST SPREAD (3)			3.36%			3.50%
NET INTEREST MARGIN (4)			3.55%			3.65%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$22,411	$84	0.50%	$30,754	$58	0.25%
Investment securities	82,346	1,235	2.00%	76,145	1,019	1.78%
Loans, net of unearned fees (1) (2)	715,260	24,335	4.54%	652,822	22,720	4.65%

Total Interest Earning Assets	820,017	25,654	4.18%	759,721	23,797	4.19%

Non-Interest Earning Assets:
Allowance for loan losses	(9,117)			(8,192)
All other assets	77,185			72,167

Total Assets	$888,085			$823,696

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$151,299	491	0.43%	$126,284	402	0.43%
Savings deposits	226,877	829	0.49%	229,516	828	0.48%
Money market deposits	73,869	91	0.16%	72,050	86	0.16%
Time deposits	131,325	1,389	1.41%	102,088	1,009	1.32%
Securities sold under agreements to repurchase	18,713	44	0.31%	22,340	51	0.31%
FHLB and other borrowings	24,985	452	2.42%	27,236	468	2.30%
Subordinated debt	9,836	492	6.67%	-	-	-

Total Interest Bearing Liabilities	636,904	3,788	0.79%	579,514	2,844	0.66%

Non-Interest Bearing Liabilities:
Demand deposits	148,139			142,326
Other liabilities	7,470			6,380

Total Non-Interest Bearing Liabilities	155,609			148,706

Shareholders' Equity	95,572			95,476

Total Liabilities and Shareholders' Equity	$888,085			$823,696

NET INTEREST INCOME		$21,866			$20,953
NET INTEREST SPREAD (3)			3.39%			3.53%
NET INTEREST MARGIN (4)			3.56%			3.69%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest earning and the weighted average cost of average interest bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2015			September 30, 2015
	Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$(6)	$7	$1	$(16)	$42	$26
Investment securities	14	41	55	83	133	216
Loans, net of unearned fees	650	(147)	503	2,173	(558)	1,615

Total Interest Income	658	(99)	559	2,240	(383)	1,857

Interest Paid On:
NOW deposits	7	17	24	80	9	89
Savings deposits	(1)	4	3	(10)	11	1
Money market deposits	-	2	2	2	3	5
Time deposits	113	31	144	289	91	380
Securities sold under agreements to repurchase	(4)	-	(4)	(8)	1	(7)
FHLB and other borrowings	(2)	4	2	(39)	23	(16)
Subordinated debt	164	-	164	492	-	492

Total Interest Expense	277	58	335	806	138	944

Net Interest Income	$381	$(157)	$224	$1,434	$(521)	$913

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2016 was $470,000 as compared to a provision for loan losses of $120,000 for the corresponding 2015 period. During the current quarter, the Company recorded a specific allowance of $113,000 against one commercial loan whereby the underlying collateral value had been impaired by an environmental issue, which the Company fully charged off during the quarter. The remaining $357,000 of loan loss provision was to support the Company’s strong loan growth. The provision for the three months ended September 30, 2016 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2015 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.5 million, or 1.25% of total loans at September 30, 2016, as compared to $8.7 million, or 1.26% at December 31, 2015.

In management’s opinion, the level of allowance for loan losses, totaling $9.5 million at September 30, 2016, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2016, non-interest income amounted to $2.0 million compared to $836,000, an increase of $1.1 million, or 137.2%, from the corresponding period in 2015. Non-interest income for the period included an $862,000 tax-free BOLI death benefit, coupled with an increase of 156,000 in other loan fees resulting from higher loan prepayment fees and higher gains on the sale of SBA loans of $84,000.

Non-Interest Expenses

Non-interest expense for the three months ended September 30, 2016 totaled $5.3 million, remaining largely flat from the same period in 2015, as higher salaries and benefits were offset by lower OREO property expenses resulting primarily from a $250,000 recovery of settlement expenses from an OREO property.

Income Taxes

The Company recorded income tax expense of $999,000 for the third quarter of 2016 as compared to $961,000 for the same period last year. The effective tax rate for the three months ended September 30, 2016 and 2015 was 27.4% and 36.2%, respectively. This decline was primarily due to the tax-free BOLI death benefit received in the third quarter of 2016 and, to a lesser degree, a higher level of tax-exempt municipal securities.

Nine months ended September 30, 2016 compared to September 30, 2015

Net Interest Income

Net interest income for the nine months ended September 30, 2016 totaled $21.9 million, an increase of $913,000, or 4.4%, compared to $20.9 million for the corresponding period in 2015. Average interest earning assets for the nine months ended September 30, 2016 were $820.0 million, an increase of $60.3 million, or 7.9%, from $759.7 million for the same period in 2015, primarily due to an increase in average loans of $62.4 million funded in part by a higher level of average NOW deposits and non-interest demand deposits of $25.0 million and $5.8 million, respectively, from the same period in 2015. Additionally, average time deposits increased $29.2 million, or 28.6%, due to increases in both brokered and Listed Service CDs, as the Company took advantage of extending the maturity of its CDs portfolio by utilizing a laddered strategy of both types of funding during the year. These positives were partially offset by the 13 basis point decline in our net interest margin.

The net interest margin and net interest spread decreased to 3.56% and 3.39%, respectively, for the nine months ended September 30, 2016, from 3.69% and 3.53%, respectively, for the same prior year period, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates as well as the interest expense associated with the Company’s issuance of subordinated debentures discussed above. This subordinated debt impacted our margin by approximately 8 basis points.

Total interest income for the nine months ended September 30, 2016 increased by $1.9 million, or 7.8%. The increase in interest income was primarily due to a volume related increase in interest income of $2.2 million, partially offset by a rate related decrease in interest income of $383,000 for the first nine months of 2016 as compared to the same prior year period. Interest and fees on loans increased $1.6 million, or 7.1%, to $24.3 million for the nine months ended September 30, 2016 compared to $22.7 million for the corresponding period in 2015. Volume related increases of $2.2 million were partially offset by rate related decreases of $558,000. The average balance of the loan portfolio for the nine months ended September 30, 2016 increased by $62.5 million, or 9.6%, to $715.3 million from $652.8 million for the corresponding period in 2015. The average annualized yield on the loan portfolio was 4.54% for the nine months ended September 30, 2016 compared to 4.65% for the nine months ended September 30, 2015. Additionally, the average balance of total non-accrual loans, which amounted to $1.6 million and $3.7 million at September 30, 2016 and 2015, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.2 million for the nine months ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015, an increase of $216,000, or 21.2%. For the nine months ended September 30, 2016, investment securities had an average balance of $82.3 million with an average annualized yield of 2.00% compared to an average balance of $76.1 million with an average annualized yield of 1.78% for the nine months ended September 30, 2015.

Interest income on interest-bearing deposits was $84,000 for the nine months ended September 30, 2016, representing an increase of $26,000 or 44.8%, from $58,000 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, interest bearing deposits had an average balance of $22.4 million and an average annualized yield of 0.50% as compared to an average balance of $30.8 million and an average annualized yield of 0.25% for the same period in 2015.

Interest expense on interest-bearing liabilities amounted to $3.8 million for the nine months ended September 30, 2016 compared to $2.8 million for the corresponding period in 2015, an increase of $944,000, or 33.2%. This increase in interest expense was comprised of a $806,000 volume related increase as well as a $138,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $636.9 million for the nine months ended September 30, 2016 from $579.5 million for the same period last year, an increase of $57.4 million, or 9.9%. Average NOW accounts increased $25.0 million from $126.3 million with an average annualized rate of 0.43% during the nine months of 2015, to $151.3 million with an average annualized rate of 0.43% during the nine months ended September 30, 2016. Average time deposits increased $29.2 million from $102.1 million with an average annualized rate of 1.32% for the first nine months of 2015 to $131.3 million with an average annualized rate of 1.41% for the nine months ended September 30, 2016. These average balance increases were partially offset by a decrease in average savings deposits of $2.7 million over this same period while the average annualized rate rose by one basis point and our average money market deposits increased by $1.8 million, while the average annualized rate remained unchanged. During the nine months ended September 30, 2016, our average demand deposits totaled $148.1 million, an increase of $5.8 million, or 4.1%, over the same period last year. For the nine months ended September 30, 2016, the average annualized cost for all interest-bearing liabilities was 0.79%, which increased from the 0.66% for the nine months ended September 30, 2015, primarily due to the interest expense associated with the Company’s issuance of subordinated debentures discussed above and effected our cost of interest-bearing liabilities by approximately 9 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2016 were $18.7 million, with an average interest rate of 0.31%, compared to $22.3 million, with an average interest rate of 0.31%, for the nine months of 2015.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2016 and 2015 was $25.0 million and $27.2 million, respectively, with an average interest rate of 2.42% and 2.30%, respectively.

The $10 million of subordinated debentures totaled $9.8 million at September 30, 2016, which includes $153,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67% as of September 30, 2016.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2016 was $860,000 as compared to a provision for loan losses of $400,000 for the corresponding 2015 period. The majority of the 2016 provision was to record a specific allowance of $444,000 against one commercial loan, subsequently charged off during the quarter, whereby the underlying collateral value has been impaired by an environmental issue. On October 26, 2016, the Company entered into a purchase agreement with the borrower whereby the borrower would purchase the note enabling the Company to receive a full recovery of the principal amount of the charge off. On October 31, 2016, the Company received the full $444,000 of principal. The Company had $121,000 of net loan charge-offs through the first three quarters of 2016. The provision for nine months ended September 30, 2016 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2015 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.5 million, or 1.25% of total loans at September 30, 2016, as compared to $8.7 million, or 1.26% at December 31, 2015.

In management’s opinion, the level of allowance for loan losses, totaling $9.5 million at September 30, 2016, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the nine months ended September 30, 2016, non-interest income amounted to $4.0 million compared to $2.6 million, an increase of $1.5 million or 58.3%, from the corresponding period in 2015. Non-interest income for the period included the receipt of an $862,000 tax-free BOLI death benefit, an increase of $266,000, or 86.1%, in gains on the sale of SBA loans and an increase of $218,000, or 35.6%, in residential mortgage banking revenue due to higher origination volume. Additionally, other loan fees were up $199,000 due to higher loan prepayment fees while securities gains increased $35,000. These increases were partially offset by a $208,000 gain on the sale of a branch property during the third quarter of 2015.

Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2016 increased $269,000, or 1.7%, to $16.1 million compared to $15.8 million for the nine months ended September 30, 2015. This increase was primarily due to higher salaries and benefits of $291,000 resulting from both annual merit increases and commissions from higher residential mortgage banking volume. Additionally, professional fees were $170,000 higher due to increased legal and consulting fees. These increases were partially offset by a decrease of $136,000 in loan workout expenses and lower OREO expenses.

Income Taxes

The Company recorded income tax expense of $2.9 million for the nine months ended September 30, 2016 compared to $2.7 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 32.1% and 36.7%, respectively, due primarily to the tax-free BOLI death benefit and a higher level of tax-exempt municipal securities.

FINANCIAL CONDITION

Assets

At September 30, 2016, our total assets were $909.2 million, an increase of $45.5 million, or 5.3%, from $863.7 million at December 31, 2015. At September 30, 2016, total loans were $754.0 million, an increase of $60.8 million, or 8.8%, from the $693.2 million reported at December 31, 2015. Investment securities, including restricted stock, were $82.7 million at September 30, 2016 as compared to $80.3 million at December 31, 2015, an increase of $2.4 million, or 3.0%. At September 30, 2016, cash and cash equivalents totaled $26.9 million compared to $46.7 million at December 31, 2015, a decrease of $19.8 million, or 42.4%. Goodwill totaled $18.1 million at both September 30, 2016 and December 31, 2015.

Liabilities

Total liabilities increased $39.9 million, or 5.2%, to $810.6 million at September 30, 2016, from $770.7 million at December 31, 2015. Total deposits increased $30.8 million, or 4.3%, to $739.2 million at September 30, 2016, from $708.4 million at December 31, 2015. FHLB and other borrowings increased $8.8 million to $35.3 million at September 30, 2016, from $26.5 million at December 31, 2015, and the Company issued $9.8 million of subordinated debentures in December 2015.

Securities Portfolio

Investment securities, including restricted investments, totaled $82.7 million at September 30, 2016 compared to $80.3 million at December 31, 2015, an increase of $2.4 million, or 3.0%. During the nine months ended September 30, 2016 and 2015, investment security and restricted stock purchases amounted to $11.5 million and $40.4 million, respectively, while repayments, calls and maturities amounted to $9.4 million and $8.1 million, respectively. For the nine months ended September 30, 2016 and 2015, there were investment security sales of $1.0 million and $24.3 million, respectively, in which the Company recorded net gains of $72,000 and $37,000, respectively.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2016, the Company maintained $15.5 million of GSE residential mortgage-backed securities in the investment portfolio and $13.4 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at September 30, 2016. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2016, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount, as of September 30, 2016 and December 31, 2015.

	September 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$103,050	13.7%	$100,154	14.5%
Real estate – construction	102,658	13.6%	104,231	15.0%
Real estate – commercial	467,118	62.0%	422,665	61.0%
Real estate – residential	54,580	7.2%	39,524	5.7%
Consumer	27,162	3.6%	27,136	3.9%
Unearned fees	(586)	(0.1%)	(560)	(0.1%)
Total loans	$753,982	100.0%	$693,150	100.0%

For the nine months ended September 30, 2016, total loans increased by $60.8 million, or 8.8%, to $754.0 million from $693.2 million at December 31, 2015. The increase was due to growth in commercial real estate and residential lending sectors during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2016, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. However, our loan pipeline remains strong as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in different markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2016, the Bank re-opened a LPO in the Summit, New Jersey market, which now complements our other LPO in Toms River, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at September 30, 2016 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 62.0% of our total loans at September 30, 2016, up slightly from 61.0% at December 31, 2015. These loans increased $44.5 million, or 10.5%, to $467.1 million at September 30, 2016 from $422.6 million at December 31, 2015, due to both increased production as well as completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Real estate residential loans increased $15.1 million, or 38.1%, to $54.6 million at September 30, 2016 from $39.5 million at December 31, 2015 as we continue to portfolio adjustable rate mortgages while selling our fixed rate residential product. Commercial and industrial loans increased $2.9 million, or 2.9%, to $103.1 million at September 30, 2016 from $100.2 million at December 31, 2015. These increases were partially offset by a decrease in real estate construction loans, which decreased $1.5 million or 1.5%, to $102.7 million at September 30, 2016 from $104.2 million at December 31, 2015.

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

At September 30, 2016 and December 31, 2015, the Company had $1.6 million and $3.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. At September 30, 2016 and December 31, 2015, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2016 and December 31, 2015.Total TDRs are broken out at the bottom of the table.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Non-Performing Assets:
Non-Accrual Loans:
Commercial and industrial	$131	$138
Real estate-construction	-	-
Real estate-commercial	674	2,244
Real estate-residential	782	796
Consumer	-	-

Total Non-Performing Loans	1,587	3,178

Loans past due 90 days or more and still accruing		-

OREO	259	411

Total Non-Performing Assets	$1,846	$3,589

Ratios:
Non-Performing loans to total loans	0.21%	0.46%
Non-Performing assets to total assets	0.20%	0.42%

Troubled Debt Restructured Loans:
Performing	$8,366	$9,289
Non-performing (included in non-performing assets above)	157	1,552

Total non-performing loans decreased by $1.6 million from December 31, 2015. At September 30, 2016, ten loans comprise the $1.6 million as compared to nine loans for the $3.2 million at December 31, 2015. At September 30, 2016, the Company believes it has a manageable level of non-performing loans, many of which are in the late stages of loss mitigation or legal resolution.

At September 30, 2016, non-performing commercial and industrial loans from December 31, 2015, decreased by $7,000 during the nine months ended September 30, 2016, primarily due to paydowns. The $131,000 is comprised of four commercial term loans.

At September 30, 2016, non-performing real estate commercial loans decreased by $1.6 million from December 31, 2015, due primarily to one loan totaling $1.4 million, which paid off during the first quarter of 2016, partially offset by the addition of one credit. One non-performing real estate commercial loan, totaling $444,000, was charged off in the third quarter of 2016, due to an environmental issue related to the underlying collateral value of the property. As discussed above, on October 31, 2016, the Company received full recovery of the $444,000 principal balance.

At September 30, 2016, non-performing real estate residential loans decreased by $14,000 to $782,000 from December 31, 2015.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2016, the Bank had $259,000 in OREO consisting of one property, as compared to $411,000 at December 31, 2015, which consisted of two properties. During the nine months ended September 30, 2016, one property totaling $152,000 was sold for a loss of $45,000.

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

As of September 30, 2016, TDRs totaled $8.5 million as compared to $10.8 million at December 31, 2015, a decrease of $2.3 million. This decrease was primarily due to pay downs and payoffs. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $8.5 million is comprised of $944,000 in real estate commercial loans, $3.2 million in real estate construction loans, $4.0 million in commercial and industrial, and $378,000 in real estate residential loans. All but two identified TDR’s, as of September 30, 2016, are collateral-dependent loans while the two others are cash flow dependent. Of the $8.5 million, one relationship totaling $502,000, has a specific reserves of $4,000 in our ALLL computation. The remaining $8.0 million of TDRs are adequately collateralized requiring no specific reserves.

The $944,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, one of which is secured by real estate. The remaining $890,000 are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate or amortization. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.2 million in real estate construction loans is partially comprised of three relationships, which are currently being developed, under contract and/or amortizing.

The $4.0 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $103,000.

The $378,000 in real estate residential loans are all performing.

Potential Problem Loans

Overall credit quality in the portfolio remains strong even though the economic weakness has impacted several potential problem loans. Potential problem loans consist of special mention and substandard loans. At September 30, 2016, the Company had $18.7 million in loans that were risk rated as special mention or substandard, representing 2.5% of total loans. This $18.7 million of special mention and substandard loans represents an increase of $1.8 million from the $16.9 million reported at December 31, 2015. The change in risk rated loans was primarily attributable to one loan that was downgraded due to the borrowers weakening financial condition.

At September 30, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015.

	September 30,		December 31,
	2016	2015	2015
	(in thousands, except percentages)

Balance at beginning of year	$8,713	$8,069	$8,069
Provision charged to expense	860	400	490
Recoveries (charge-offs), net	(121)	(40)	154
Balance of allowance at end of period	$9,452	$8,429	$8,713

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	.02%	0.01%	0.02%
Balance of allowance as a percent of loans at period-end	1.25%	1.25%	1.26%
Ratio of allowance to non-performing loans at period-end	595.59%	229.05%	274.17%

At September 30, 2016, the Company’s allowance for loan losses was $9.5 million compared with $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at September 30, 2016 was 1.25%, compared with 1.26% at December 31, 2015. The Company recorded an $860,000 provision to the allowance for loan losses for the nine month period ended September 30, 2016 as compared to $400,000 for the comparable period in 2015. Of the 2016 provision, $444,000 was to record a specific allowance against one commercial loan, whose underlying collateral had been impaired by an environmental issue, which the Company fully charged off during the current quarter. The remaining $416,000 of loan loss provision was to support the strong loan growth during 2016. As discussed above, on October 31, 2016, the Company received a full recovery of the $444,000 principal balance. The Company had $121,000 of net loan charge offs during the first nine months of 2016. Non-performing loans at September 30, 2016 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank Owned Life Insurance

In November of 2004, the Company invested in $3.5 million of bank-owned life insurance as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004 that provides for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of bank-owned life insurance in order to provide additional life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP, of which $3.9 million was purchased in the third quarter of 2016. Expenses related to the SERP were approximately $154,000 and $187,000 for the nine months ended September 30, 2016 and 2015, respectively. Bank owned life insurance involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on bank owned life insurance amounted to $337,000 and $335,000 for the nine months ended September 30, 2016 and 2015, respectively. During the third quarter of 2016, the Company received an $862,000 tax-free BOLI death benefit.

Premises and Equipment

Premises and equipment totaled approximately $4.8 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively. Depreciation expense totaled $586,000 and $592,000 for the nine months ended September 30, 2016 and 2015, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at September 30, 2016 and December 31, 2015. The Company’s intangible assets at September 30, 2016 consisted of $18.1 million of goodwill. During the nine months ended September 30, 2016, the $2.1 million of core deposit intangible was fully amortized and therefore, no balance remains. The Company performed its annual goodwill impairment analysis as of August 31, 2016. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

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

At September 30, 2016 total deposits amounted to $739.2 million, reflecting an increase of $30.8 million, or 4.3% from $708.4 million at December 31, 2015. Core checking deposits at September 30, 2016 decreased $2.4 million, or 0.8%, to $290.6 million from year-end 2015, while savings accounts, money market deposits and time deposits, increased $33.2 million, or 8.0%. In light of the low interest rate environment and strong loan pipeline, the Company has continued to take advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs over the course of the past year. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at September 30, 2016 amounted to $619.9 million and accounted for 83.9% of total deposits, as compared to $614.9 million and 86.8%, at December 31, 2015. During 2016, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance in our CDs $100,000 and over at September 30, 2016 totaled $77.8 million as compared to $56.9 million at December 31, 2015, an increase of $20.9 million, or 36.7%. At September 30, 2016, the Company had $37.7 million in brokered CDs as compared to $37.9 million at December 31, 2015, with rates ranging from 0.60% to 2.12% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $47.9 million compared to $33.3 million at December 31, 2015 with rates between 0.96% to 2.10% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank has no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $46.3 million based on the current loan collateral pledged of $102.5 million at September 30, 2016.

Short-term borrowings consist of Federal funds purchased and overnight borrowings from the FHLB. At September 30, 2016 and 2015, the Company had no short-term borrowings outstanding.

At September 30, 2016 and December 31, 2015, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $35.3 million for September 30, 2016 compared to $26.5 million at December 31, 2015. The FHLB advances had a weighted average interest rate of 1.85% and 2.28% at September 30, 2016 and December 31, 2015, respectively.

The maximum amount outstanding of FHLB advances at any month-end during the nine months ended September 30, 2016 and 2015 was $35.3 million and $28.0 million, respectively. The average interest rates paid on FHLB advances was 2.42% and 2.30% during the nine months ended September 30, 2016 and 2015, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at September 30, 2016 and December 31, 2015, which includes $153,000 and $176,000 of remaining unamortized debt issuance costs at September 30, 2016 and December 31, 2015, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67% as of September 30, 2016.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase decreased to $18.6 million at September 30, 2016 from $19.5 million at December 31, 2015, a decrease of $900,000 or 4.6%.

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

At September 30, 2016, the Company had $26.9 million in cash and cash equivalents as compared to $46.7 million at December 31, 2015. Cash and cash equivalent balances include $8.8 million and $25.2 million of interest-bearing deposits at the Federal Reserve Bank of New York at September 30, 2016 and December 31, 2015, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(dollars in thousands)

Home equity lines of credit	$22,352	$21,072
Commitments to fund commercial real estate and construction loans	122,302	92,363
Commitments to fund commercial and industrial loans and other loans	49,730	52,826
Commercial and financial letters of credit	3,814	4,315
	$198,198	$170,576

Capital

Shareholders’ equity increased by approximately $5.6 million, or 6.0%, to $98.6 million at September 30, 2016 compared to $93.0 million at December 31, 2015. Net income for the nine month period ended September 30, 2016 added $6.1 million to shareholders’ equity. Additionally, stock-based compensation expense of $162,000, options exercised of $89,000, employee stock purchases of $40,000 and $260,000 in after-tax net unrealized gains on securities available for sale during the nine months ended September 30, 2016, contributed to the increase. These increases were partially offset by $875,000 in cash dividends on common stock and $148,000 in common stock repurchased. During the nine months ended September 30, 2016, the Company repurchased 13,232 shares of common stock for a total of $148,000 under its share repurchase program.

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

As of September 30, 2016, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at September 30, 2016 and December 31, 2015, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Applicable Prompt Corrective Action Regulations*
As of September 30, 2016
Common Equity Tier 1 Capital to Risk Weighted Assets	10.10%	11.28%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.11%	10.18%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.10%	11.28%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.54%	12.46%	8.00%	10.00%

As of December 31, 2015
Common Equity Tier 1 Capital to Risk Weighted Assets	10.13%	11.39%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.97%	10.09%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.13%	11.39%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.65%	12.56%	8.00%	10.00%

______________________________________
* Applies to the Bank only. For the Company to be “well capitalized,” the Tier 1 Capital to Risk Weighted Assets has to be at least 6.00%.

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

As of September 30, 2016, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

July 1, 2016 through July 31, 2016	-	-	-	1,993,163
August 1, 2016 through August 31, 2016	12,500	11.30	12,500	1,851,411
September 1, 2016 through September 30, 2016	-	-	-	1,851,411

Total	12,500	11.30	12,500

(1)

All shares were repurchased under the Company’s share repurchase program. In December 2015, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2016 to December 31, 2016.

Item 6.     Exhibits

10.1

Deferred Compensation Agreement dated as of September 7, 2016, effective September 1, 2016, between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-51889) filed on September 9, 2016)

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

TWO RIVER BANCORP

Date: November 10, 2016	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ A. RICHARD ABRAHAMIAN
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)