Form 10-K
period 2016-12-31
TWO RIVER BANCORP
filed 2017-03-24
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $73,871,447.

As of March 14, 2017, 8,389,367 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2016.

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

Two River Bancorp – General Overview

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

Two River Bancorp serves as a holding company for Two River Community Bank (“Two River” or the “Bank”), a New Jersey state-chartered commercial bank, having a branch network consisting of 15 branches and two loan production offices (“LPOs”) throughout Monmouth, Middlesex, Union and Ocean Counties, New Jersey. The Company’s website is www.tworiverbank.com.

As of December 31, 2016, the Company had consolidated assets of $940.2 million, total loans of $753.1 million, total deposits of $776.6 million and shareholders’ equity of $100.7 million.

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

Employees

As of December 31, 2016, the Company and its subsidiaries had 147 full-time equivalent employees, of whom 142 were full-time and 9 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking.

As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial, residential and consumer/installment loans to small and medium-sized businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex, Union and Ocean Counties, New Jersey.

The Bank also offers its customers numerous banking products such as safe deposit boxes, night depository, wire transfers, money orders, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Company markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Company attracts new customers by making its service through these distribution points convenient. All of the Company’s existing markets are prime targets for expanding the consumer side of its business with full loan and deposit relationships, and the Company has restructured its retail group to accommodate growth.

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

The Bank also operates two regional LPOs in Union and Ocean Counties, New Jersey, for the purpose of expanding our presence in these communities.

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

Growth Strategy

Profitable and sustainable growth is the Company’s primary goal. In order to achieve our goal, our strategic plan centers on the following:

●	Aligning resources to support strategy and productivity;
●	Increase fee and other non-interest income, primarily through mortgage banking and SBA lending;
●	Continued improvement in net interest income through controlled balance sheet growth; and
●	Growth in earnings per share.

We will also consider the acquisition of a smaller financial institution, should the opportunity arise, as an avenue to achieve our desired growth.

Securing deposits to support expansion across our key lines of business remains a priority for us. Technology initiatives will assist us as well.

During 2016, we focused on growth in core markets by increasing loan production, increasing fee-based income and improving profitability. The Company grew loans by $59.9 million and achieved record annual net income to common shareholders of $8.6 million.

We are focusing on establishing a market presence in the communities between Union and Ocean Counties by adding strategically located new branches and loan production offices. We will accomplish this goal while operating in a safe and sound manner to provide a desirable return to our shareholders.

In January 2015, the Company opened a newly constructed full-service branch at 245-249 North Avenue in Cranford, New Jersey and closed and consolidated our store front office located at 104 Walnut Avenue into this new branch location. In June 2015, the Company closed its Elm Street branch in Westfield and consolidated its operations into our South Avenue branch. The closure of both offices was in line with our strategic plans of optimizing the profitability of our branch network.

We have taken the approach of opening low-cost LPOs in contiguous markets, and once a certain level of business is achieved, we will consider replacing these LPOs with a full-service branch at an appropriate location within that market. Currently, we have two active LPOs.

We believe that this strategy continues to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships while achieving economics of scale and other efficiencies.

Our efforts include looking for potential new retail banking offices in markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing high level customer service, our core deposits will naturally increase.

Our priorities also include the following:

●	Organically growing the size of the loan portfolio
●	Utilizing technology to attract new customers and lower costs
●	Enhancing our electronic delivery channels
●	Reducing costs associated with non-performing assets and other real estate owned

Competitive Advantages

Attractive franchise in demographically desirable markets in New Jersey

We believe that the Bank has a strong regional presence in Monmouth, Middlesex, Union and Ocean Counties, which consist of densely populated areas with average household incomes above the US national average. The Company currently has 11 branches in Monmouth County, which currently ranks as the fourth highest median household income county in New Jersey.

Commercial lending expertise

We believe we have a strong track record of quality commercial loans, highlighted by a niche expertise in our Private Banking Division (medical practitioners and business owners) and SBA lending without any reliance on wholesale loan purchases.

Local brand recognition

We believe we have competed effectively by leveraging a steadily growing branch network and a full assortment of banking products to facilitate loan growth in our core locations.

Conservative underwriting parameters utilizing local expertise

The majority of our portfolio is secured by New Jersey properties, with average loan-to-value (LTV) at origination of 75% or less, predominantly owner-occupied along with strong cash flow. We believe this local presence allows our loan underwriters to be able to assess loan candidates better than our peers.

High touch regional banking service

The Bank strives to compete against local and national competition through personalized customer service, operating upon the principle that a locally owned and operated bank dedicated to the needs of the local community can meaningfully outperform large regional banks managed from outside of this region, in terms of outstanding customer care, responsiveness, and commitment to the community.

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings, money market accounts and certificates of deposit (“CD”). The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on CD products. Other products and services include remote deposit capture, safe deposit boxes, ACH services, debit and ATM cards, money orders, direct deposit and coin counting. We also offer customers the convenience of a full complement of electronic banking services accessible either through the web, mobile device or telephone. These services allow customers to perform various transactions, such as making mobile check deposits (consumer), monitoring account balances, receiving email alerts, transferring funds (internal and external), sending and receiving person-to-person payments, initiating stop payment requests, reordering checks and paying bills. The Bank continues to invest in technology solutions for its customers and plans to expand and enhance its electronic services.

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

The Bank presently generates virtually all of our loans from borrowers located in the State of New Jersey, with a significant portion in Monmouth, Middlesex, Union and Ocean Counties. Loans are generated through marketing efforts, the Bank’s present base of customers, walk-in customers, referrals, our directors and members of the Bank’s advisory boards. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices. The Bank has an established written loan policy that has been adopted by the Board of Directors, which is reviewed at least annually. Any loans to members of the Board of Directors or their affiliates must be reviewed and approved by the Bank’s Board of Directors in accordance with the loan policy as well as applicable state and federal banking laws. In accordance with our loan policy, approvals of affiliated transactions are made only by independent board members.

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

Our principal earning assets are loans originated or participated in by the Bank. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure. Because the Bank makes loans to borrowers located in Monmouth, Middlesex, Union and Ocean Counties, New Jersey and elsewhere, each loan or group of loans presents a geographical and credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in interest rates.

Construction Loans

We originate fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including shopping centers, medical office space and owner-occupied properties used for businesses. Within these project types, the Bank also offers land development loans. Our construction loans generally provide for the payment of interest only during the construction phase which is usually twelve months for residential owner occupied properties and twelve to eighteen months for commercial properties and upwards to 36 months for land development projects, depending on the size and scope of the project. At the end of the commercial or residential construction phase, the loan can either be converted to a permanent loan or paid in full.

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

Residential Real Estate Loans / Mortgage Banking

The Company’s mortgage banking activity is primarily related to the origination of one-to-four family residential real estate located within our primary market areas in Monmouth, Middlesex, Union and Ocean Counties of New Jersey. We offer a full range of residential real estate loans. We do not originate subprime or negative amortization loans. Residential real estate loans consist of single-family detached units, individual condominium units, two-to-four family dwelling units and townhouses.

We typically retain adjustable-rate mortgage (“ARM”) loans in our portfolio. In recent periods, borrowers have largely trended towards fixed-rate loans as a result of the continuation of the historically low interest rate market. The Company’s fixed-rate mortgage banking activities typically have contractual maturities exceeding fifteen years and beyond. These loans are sold, on a case-by-case basis, in the secondary market as part of the Company’s efforts to manage interest rate risk.

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

Small Business Administration (“SBA”) Loans

The Bank offers SBA loans and achieved Preferred Lending status in 2011, which allows us to have delegated authority to approve and close SBA loans up to $5.0 million. Our risk philosophy in SBA lending is an extension of our existing credit culture and focused on the cash flow of the businesses while maintaining our commitment to providing small and mid-sized companies access to the credit they need to expand and hire. The Bank participates in SBA’s 7(a), including 7(a) sub-program such as SBA Express, and 504 loan programs. The 7(a) program typically provides guarantees ranging from 50% to 85%. The 504 program provides fixed rate financing with a first lien position for a conventional loan followed by a SBA debenture loan in a subordinated position. The 504 program is administered through SBA’s Certified Development Companies (“CDCs”). A typical 504 structure transaction is broken down by a 10% equity injection by the borrower, a 40% SBA debenture and a 50% conventional mortgage.

Market Area

Our primary market area consists of Monmouth, Middlesex, Union and Ocean Counties, New Jersey. Our customer base is primarily made up of business and personal banking relationships within these market areas.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2016, approximately 51% of our deposits are from businesses and 49% from consumers.

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

Asset Quality

We believe that strong asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative along with diligent monitoring. As we continue to grow and leverage our capital, we envision that loans will continue to be our principal earning assets. An inherent risk in lending is the borrower’s ability to repay the loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure.

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

Deposit Products

We strive to develop relationships and serve as the primary financial institution for commercial and individual customers. A key priority in this mission is obtaining transaction accounts, which are frequently non-interest bearing deposits or lower cost interest bearing checking, savings and money market deposit accounts.

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

The Bank’s deposits consist of checking accounts, savings accounts, money market accounts and CDs. All deposits are obtained from individuals, partnerships, corporations and unincorporated businesses. The Bank participates in CDARS, a service that enables us to provide our customers with additional FDIC insurance on CD products. We attempt to control the flow of deposits primarily by pricing our accounts to remain competitive with other financial institutions in our market area.

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

In 2016, Two River Bancorp paid $1.2 million in cash dividends to common shareholders.

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

Capital Adequacy

The Federal banking regulators have adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance (“Tier 2 Capital”). “Total Capital” is the sum of Tier 1 Capital and Tier 2 Capital.

In addition, the Federal banking regulators have established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2016, Two River Bancorp’s leverage ratio was 8.94%.

The Company’s and the Bank’s capital ratios at December 31, 2016 and 2015 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource.” Both the Company and the Bank were “well-capitalized” at December 31, 2016.

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

Under these new requirements, as of December 31, 2016, the Company and the Bank are well-capitalized and each of them has a capital conservation buffer greater than 2.5%.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the first paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2016, the Bank’s lending limit to one borrower was $15.3 million.

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

On August 5, 2015, SEC adopted final rules to implement Section 953(b) of the Dodd-Frank Act, requiring disclosure of the ratio of the CEO’s compensation to that of their median employee (“pay ratio”). An issuer’s first reporting period is its first full year commencing on or after January 1, 2017 (e.g., companies whose fiscal year ends on December 31 will report in proxy statements and 10-Ks filed starting in 2018). The rule is not applicable to “smaller reporting companies,” as defined under SEC rules. Two River Bancorp presently is a “smaller reporting company.”

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

Approximately 92.2% of our loan portfolio as of December 31, 2016 was comprised of loans collateralized by real estate, with 98.7% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2016, we had $111.9 million, or 14.9%, of our total loans in real estate construction loans. Of this amount, $3.9 million were land loans and $94.6 million were made to finance residential construction. Substantially all of these loans are located in Monmouth, Middlesex, Union and Ocean Counties, New Jersey. Further, $13.4 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a percentage of our portfolio. As of December 31, 2016, commercial real estate loans and commercial and industrial loans totaled $554.4 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in New Jersey in which it operates and where its loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Monmouth, Middlesex, Union and Ocean Counties, New Jersey. The local economic conditions in these areas have a significant impact on the Company’s commercial and industrial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

The Company and the Bank are subject to capital requirements under regulations adopted by the federal banking regulators. The application of these capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy. Furthermore, the imposition of liquidity requirements in connection with these capital requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

On December 16, 2015, we completed a private placement of $10 million in aggregate principal amount fixed to floating rate subordinated debentures to certain institutional accredited investors. A portion of the proceeds from that private placement was used to repay the remaining $6.0 million of Series C preferred stock that was issued to the United States Treasury in connection with its participation in the Small Business Lending Fund Program. The remaining proceeds from the placement of the debenture will be used for general corporate purposes and to support future growth. In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, the Company could be forced to raise additional capital by making additional offerings of debt or equity securities, including common or preferred stock and senior or subordinated debentures. The Company currently has a shelf registration statement on file with the Securities and Exchange Commission to allow us to access the capital markets more quickly should the need or desire arise. Upon liquidation, holders of any debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

Our SBA lending program is dependent upon the federal government and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders. Also, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, could adversely affect our business and earnings.

We generally sell the guaranteed portion of our SBA 7(a) program loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) program loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) program loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business and earnings.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our business and earnings.

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

The Company leases one property in Toms River, New Jersey utilized as an LPO, which has a lease expiration date of January 31, 2022 with two (2) five (5) year options. The Company also leases one property in Summit, New Jersey utilized as a LPO, which has a lease expiration date of February 28, 2018.

Item 3. Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2016, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “TRCB.” The following are the high and low sales prices per share, which have been adjusted for the 5% stock dividend declared January 19, 2017:

	2016		2015
	High	Low	High	Low
First Quarter	$9.36	$8.56	$8.45	$7.80
Second Quarter	10.65	8.92	9.05	8.17
Third Quarter	11.23	10.28	8.80	8.38
Fourth Quarter	14.57	10.84	9.50	8.44

As of March 14, 2017, there were approximately 520 record holders of the Company’s common stock.

On January 19, 2017, the Company announced that it declared a 5% stock dividend, which was paid on February 28, 2017 to shareholders of record as of February 9, 2017.

For the year ended December 31, 2016, the Company paid a cash dividend of $0.14 per share.

During the quarter ended December 31, 2016, no shares were repurchased under the Company’s share repurchase program.

All shares repurchased to date have been transacted under the Company’s share repurchase program (the “Repurchase Program”). Future purchases will be made subject to a new share repurchase program, approved and adopted on December 15, 2016, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2017 to December 31, 2017.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Two River Bancorp as of December 31, 2016 and 2015 and for the years then ended. The following information should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2016 and 2015, including the related notes thereto.

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

Allowance for Loan Losses. Management believes our policy with respect to the methodology for the determination of the allowance for loan losses (“ALLL”) involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the results of operations. This critical policy and its application are reviewed quarterly with our audit committee, Board of Directors and management.

Management is responsible for preparing and evaluating the ALLL on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the ALLL released by the Board of Governors of the Federal Reserve System on December 13, 2006 as well as GAAP. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth, Middlesex and Union Counties. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2016 and 2015 for goodwill and intangibles was completed and the Company did not require any impairment charge during the years ended December 31, 2016 and 2015.

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

Summary of Financial Results for the Years Ended December 31, 2016 and 2015

Net Income

The Company reported record net income available to common shareholders of $8.6 million for the year ended December 31, 2016, compared to $6.3 million in 2015, an increase of $2.3 million, or 37.2%. Basic and diluted earnings per common share were $1.04 and $1.01, respectively, for the year ended December 31, 2016 compared to basic and diluted earnings after preferred stock dividends of $0.76 and $0.74, respectively, for the same period in 2015. Our results for 2016 were positively affected by an increase in net interest income primarily due to strong loan and core deposit growth, and higher non-interest income, partially offset by an increase in non-interest expenses primarily resulting from higher salaries and benefits, and a higher provision for loan losses. During 2016, the Company received a tax-free Bank Owned Life Insurance (“BOLI”) death benefit of $862,000, or $0.10 per diluted share, which was included in non-interest income. All share and per share data for all referenced reporting periods have been retroactively adjusted for a 5% stock dividend declared on January 19, 2017, payable on February 28, 2017 to shareholders of record as of February 9, 2017.

Total Assets

Total assets increased by $76.5 million, or 8.9%, to $940.2 million at December 31, 2016 from $863.7 million at December 31, 2015. The increase in total assets was primarily the result of the loan growth funded mainly by core deposit growth during the year.

Total Loans and Deposits

Total loans amounted to $753.1 million at December 31, 2016, which was an increase of $59.9 million, or 8.6%, compared to the December 31, 2015 amount of $693.2 million. The Company continues to provide commercial, residential and consumer lending to our market customers, while maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $9.6 million, or 1.27% of total loans, at December 31, 2016, compared to $8.7 million, or 1.26% of total loans, at December 31, 2015.

Deposits increased to $776.6 million at December 31, 2016 from $708.4 million at December 31, 2015, an increase of $68.2 million, or 9.6%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting from increased business and consumer activity, along with certificates of deposit.

Shareholders’ Equity and Tangible Book Value per Common Share

Shareholders’ equity amounted to $100.7 million at December 31, 2016 from $93.0 million at December 31, 2015, an increase of $7.7 million, or 8.3%. At year-end 2016, book value per common share increased to $12.04 compared to $11.17 at December 31, 2015. At year-end 2016, tangible book value per common share (a Non-GAAP Financial Measure) increased to $9.88 compared to $9.00 at December 31, 2015.

Results of Operations

Our principal source of revenue is net interest income, the difference between interest income on interest earning assets and interest expense on deposits and borrowings. Interest earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest earning assets consist primarily of deposits and borrowed funds. Our net income is also affected by our provision for loan losses, non-interest income and non-interest expenses. Non-interest income consists primarily of gains on the sale of loans, service charges, commissions and fees, while non-interest expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides certain performance ratios for the dates and periods indicated.

	2016	2015	2014

Return on average assets	0.96%	0.76%	0.78%
Return on average tangible assets (1)	0.98%	0.78%	0.80%
Return on average shareholders’ equity	8.94%	6.59%	6.21%
Return on average tangible shareholders’ equity (1)	11.00%	8.12%	7.64%
Net interest margin	3.53%	3.68%	3.79%
Average equity to average assets	10.70%	11.57%	12.60%
Average tangible equity to average tangible assets (1)	8.87%	9.60%	10.48%

(1)     The following table provided the reconciliation of non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	2016	2015	2014

Total shareholders’ equity	$100,667	$93,002	$93,932
Less: preferred stock	-	-	(6,000)

Common shareholders’ equity	$100,667	$93,002	$87,932
Less: goodwill and other intangible assets	(18,109)	(18,118)	(18,166)
Tangible common shareholders’ equity	$82,558	$74,884	$69,766

Common shares outstanding	8,365	8,325	8,337
Book value per common share	$12.04	$11.17	$10.55

Book value per common share	$12.04	$11.17	$10.55
Effect of intangible assets	(2.16)	(2.17)	(2.18)
Tangible book value per common share	$9.88	$9.00	$8.37

Return on average assets	0.96%	0.76%	0.78%
Effect of intangible assets	0.02%	0.02%	0.02%
Return on average tangible assets	0.98%	0.78%	0.80%

Return on average equity	8.94%	6.59%	6.21%
Effect of average intangible assets	2.06%	1.53%	1.43%
Return on average tangible equity	11.00%	8.12%	7.64%

Average equity to average assets	10.70%	11.57%	12.60%
Effect of average intangible assets	(1.83%)	(1.97%)	(2.12%)
Average tangible equity to average tangible assets	8.87%	9.60%	10.48%

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

Financial Results for the Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Interest Income

For the year ended December 31, 2016, net interest income amounted to $29.5 million, as compared to $28.2 million for the year ended December 31, 2015. This increase of $1.3 million, or 4.3%, was primarily the result of a higher volume of average interest earning assets and higher level of average core checking deposits. These positives were partially offset by the continued compression on our asset yields resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates. The Federal Reserve chose to raise short-term interest rates by 0.25% in both December of 2016 and 2015. Our average earning assets increased by $67.0 million, or 8.7%, to $835.0 million for the year ended December 31, 2016 from $768.0 million for the year ended December 31, 2015, while our net interest spread decreased by 17 basis points to 3.35% for the year ended December 31, 2016 as compared to 3.52% for the same period in 2015. Our net interest margin decreased by 15 basis points to 3.53% for year ended December 31, 2016 as compared to 3.68% for the same period in 2015. These decreases were primarily the result of the maturity, prepayment or contractual repricing of loans and investment securities in this prolonged low interest rate environment as well as the interest expense associated with the Company’s issuance of subordinated debentures in aggregate principal amount of $10 million in December 2015. This subordinated debt impacted our margin by approximately 8 basis points.

For the year ended December 31, 2016, total interest income increased to $34.6 million from $32.1 million for the year ended December 31, 2015. This increase of $2.5 million, or 7.9%, was primarily due to volume-related increases in interest income of $3.0 million, partially offset by interest rate-related decreases in interest income of $495,000, for the year ended December 31, 2016 as compared to the prior year. The average yield on our interest earning assets decreased by 3 basis points to 4.15% for the year ended December 31, 2016 from 4.18% for the prior year.

Interest and fees on loans increased by $2.2 million, or 7.1%, to $32.8 million for the year ended December 31, 2016 compared to $30.6 million for the same period in 2015. Of the $2.2 million increase in interest and fees on loans, $2.9 million was attributable to volume-related increases, which were partially offset by $727,000 of rate-related decreases. The average balance of the loan portfolio for the year ended December 31, 2016 increased by $62.7 million, or 9.5%, to $724.5 million from $661.8 million for the same period in 2015. The average annualized yield on the loan portfolio decreased to 4.53% for the year ended December 31, 2016, from 4.63% for the same period in 2015. The average balance of non-accrual loans was $1.9 million for the year ended December 31, 2016, from $4.1 million for the year ended December 31, 2015, which impacted the Company’s loan yield for both periods presented.

Interest income on interest bearing deposits was $133,000 for the year ended December 31, 2016, representing an increase of $59,000, or 79.7%, from $74,000 for the same period in 2015. For the year ended December 31, 2016, interest bearing deposits had an average balance of $26.2 million and an average annualized yield of 0.51% as compared to $28.6 million and an average annualized yield of 0.26% for the 2015 period.

Interest income on investment securities totaled $1.7 million for the year ended December 31, 2016, representing an increase of $288,000, or 20.5%, over the year ended December 31, 2015. For the year ended December 31, 2016, investment securities had an average balance of $84.2 million with an average annualized yield of 2.01%, compared to an average balance of $77.5 million with an average annualized yield of 1.81% for the year ended December 31, 2015.

Total interest expense amounted to $5.2 million for the year ended December 31, 2016, compared to $3.9 million for the corresponding period in 2015, an increase of $1.3 million, or 33.7%. Of this increase in interest expense, $1.1 million was due to volume-related increases resulting from deposit growth and by $165,000 in rate-related increases.

The average balance of interest-bearing liabilities increased to $647.9 million for the year ended December 31, 2016, from $584.6 million for the same period last year, an increase of $63.3 million, or 10.8%. The average balance in NOW deposits during 2016 increased $20.7 million from $130.7 million with an average annualized yield of 0.42% for the year ended December 31, 2015, to $151.4 million with an average annualized yield of 0.43% for the same period in 2016. Additionally, during 2016, average demand deposits reached $150.5 million, an increase of $5.5 million, or 3.8%, over the same period last year. Average time deposits increased by $30.5 million, or 29.5%, to $133.8 million with an average annualized yield of 1.42% for the year ended December 31, 2016, from $103.3 million with an average annualized yield of 1.32% for the year ended December 31, 2015. Average savings deposits increased by $4.8 million, or 2.1%, to $233.5 million with an average annualized yield of 0.50% for the year ended December 31, 2016, from $228.7 million with an average annualized yield of 0.48% for the year ended December 31, 2015. Average money market deposits increased by $392,000, or 0.5%, to $72.7 million with an average annualized yield of 0.16% for the year ended December 31, 2016, from $72.3 million with the same average annualized yield for the 2015 period. For the year ended December 31, 2016, the average yield on our interest-bearing liabilities was 0.80%, compared to 0.66% for the year ended December 31, 2015, primarily due to the interest expense associated with the Company’s issuance of subordinated debentures discussed above, which effected our cost of interest-bearing liabilities by approximately 9 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our branch network growth strategy have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2016 amounted to $19.3 million, with an average interest rate of 0.32%, compared to $22.1 million, with an average interest rate of 0.31%, for the same prior year period.

The Company also utilizes FHLB term borrowings as an additional funding source. Average FHLB term borrowings amounted to $27.3 million and $27.1 million for the years ended December 31, 2016 and 2015, respectively, with an average yield of 2.26% and 2.30%, respectively.

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021 when the rate adjusts. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at December 31, 2016, which included $145,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

The net cash proceeds of the subordinated debenture offering were used to redeem the Company’s Senior Non-Cumulative Perpetual Preferred Stock issued to the United States Treasury in connection with the Company’s participation in the Small Business Lending Fund program. The balance of such net proceeds are being used for general corporate purposes and to support future growth.

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

	Years ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$26,241	$133	0.51%	$28,633	$74	0.26%	$27,028	$70	0.26%
Investment securities	84,227	1,693	2.01%	77,525	1,405	1.81%	74,244	1,403	1.89%
Loans, net of unearned fees (1) (2)	724,511	32,798	4.53%	661,817	30,624	4.63%	609,627	28,913	4.74%

Total Interest-Earning Assets	834,979	34,624	4.15%	767,975	32,103	4.18%	710,899	30,386	4.27%

Non-Interest-Earning Assets:
Allowance for loan loss	(9,275)			(8,311)			(8,077)
Other assets	77,181			72,744			66,505

Total Assets	$902,885			$832,408			$769,327

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$151,360	649	0.43%	$130,658	551	0.42%	$111,009	507	0.46%
Savings deposits	233,514	1,165	0.50%	228,707	1,106	0.48%	233,162	1,091	0.47%
Money market deposits	72,721	119	0.16%	72,329	116	0.16%	71,977	117	0.16%
Time deposits	133,842	1,896	1.42%	103,324	1,368	1.32%	83,304	1,189	1.43%
Securities sold under agreements to repurchase	19,309	61	0.32%	22,071	68	0.31%	20,096	65	0.32%
FHLB and other borrowings	27,304	618	2.26%	27,051	621	2.30%	16,945	483	2.85%
Subordinated debt	9,840	656	6.67%	494	33	6.68%	-	-	-

Total Interest-Bearing Liabilities	647,890	5,164	0.80%	584,634	3,863	0.66%	536,493	3,452	0.64%

Non-Interest-Bearing Liabilities:
Demand deposits	150,495			144,980			130,465
Other liabilities	7,919			6,509			5,435

Total Non-Interest-Bearing Liabilities	158,414			151,489			135,900

Shareholders’ Equity	96,581			96,285			96,934

Total Liabilities and Shareholders’ Equity	$902,885			$832,408			$769,327

NET INTEREST INCOME		$29,460			$28,240			$26,934

NET INTEREST SPREAD (3)			3.35%			3.52%			3.63%

NET INTEREST MARGIN (4)			3.53%			3.68%			3.79%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to change in

	Average volume	Average rate	Net	Average volume	Average rate	Net
	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$(6)	$65	$59	$4	$-	$4
Investment securities	121	167	288	62	(60)	2
Loans, net of unearned fees	2,901	(727)	2,174	2,475	(764)	1,711

Total Interest Income	3,016	(495)	2,521	2,541	(824)	1,717

Interest Paid On:
NOW deposits	87	11	98	90	(46)	44
Savings deposits	23	36	59	(22)	37	15
Money market deposits	1	2	3	1	(2)	(1)
Time deposits	404	124	528	285	(106)	179
Securities sold under agreements to repurchase	(9)	2	(7)	6	(3)	3
FHLB and other borrowings	6	(9)	(3)	288	(150)	138
Subordinated debt	624	(1)	623	33	-	33

Total Interest Expense	1,136	165	1,301	681	(270)	411

Net Interest Income	$1,880	$(660)	$1,220	$1,860	$(554)	$1,306

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2016 was $515,000, as compared to $490,000 for the year ended December 31, 2015. The increase in our provision was primarily due to an increase in loan activity. The $515,000 provision for 2016 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2015 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.6 million, or 1.27% of total loans at December 31, 2016, compared to $8.7 million, or 1.26% of total loans at December 31, 2015.

Non-Interest Income

The following table provides a summary of non-interest income by category for the years ended December 31, 2016 and 2015.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Service fees on deposit accounts	$587	$578	$9	1.6%
Mortgage banking	1,162	783	379	48.4%
Other loan fees	610	214	396	185.0%
Earnings from investment in bank owned life insurance	477	445	32	7.2%
Death benefit on bank owned life insurance	862	-	862	N/A
Gain on sale of SBA loans	868	561	307	54.7%
Net gain on sale of securities	72	37	35	94.6%
Gain on sale of premises and equipment	-	208	(208)	(100.0%)
Other income	851	711	140	19.7%

Total Non-Interest Income	$5,489	$3,537	$1,952	55.2%

Non-interest income amounted to $5.5 million for the year ended December 31, 2016, compared to $3.5 million for the year ended December 31, 2015. This increase of $2.0 million, or 55.2%, included the receipt of a tax-free BOLI death benefit of $862,000. Additionally, the Company reported higher gains on the sale of SBA loans of $307,000 and an increase in other loan fees of $396,000 due to higher loan prepayment fees. Residential mortgage banking revenue increased by $379,000, or 48.4%, to $1,162,000 from $783,000 in 2015 while other income increased by $140,000, or 19.7%, due primarily to higher fees related to our title agency joint venture as well as other fees. These increases were partially offset by a decrease of $208,000 resulting from the gain on sale of a branch property in 2015.

Non-Interest Expenses

The following table provides a summary of non-interest expenses by category for the years ended December 31, 2016 and 2015.

	Years ended			%
	December 31,		Increase	Increase
(dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Salaries and employee benefits	$12,844	$12,486	$358	2.9%
Occupancy and equipment	4,117	3,942	175	4.4%
Professional fees	1,198	982	216	22.0%
Insurance	216	268	(52)	(19.4%)
FDIC insurance and assessments	412	433	(21)	(4.8%)
Advertising and marketing	415	403	12	3.0%
Data processing	554	475	79	16.6%
Outside service fees	500	499	1	0.2%
Amortization of identifiable intangibles	9	48	(39)	(81.3%)
OREO expenses, impairments and sales, net	(274)	(70)	(204)	291.4%
Loan workout expenses	73	431	(358)	(83.1%)
Other operating	1,411	1,458	(47)	(3.2%)

Total Non-Interest Expenses	$21,475	$21,355	$120	0.6%

Non-interest expenses for year ended December 31, 2016 increased $120,000, or 0.6%, compared to the year ended December 31, 2015. This increase was primarily the result of an increase of $358,000, or 2.9%, in salaries and employee benefits, which was due primarily to both annual merit increases and commissions from higher residential mortgage banking volume. Occupancy and equipment expenses increased $175,000, or 4.4%, due primarily to increased expenses associated with computer and technology upgrades. Professional fees increased $216,000, or 22.0%, primarily due to higher consulting and legal fees. Data processing fees increased $79,000, or 16.6%, due primarily to computer and technology upgrades. Advertising expenses increased $12,000, or 3.0%, due to increased advertising related to the Company’s branding, awareness and products and services. These increases were partially offset by a decrease of $358,000, or 83.1%, in loan workout expenses primarily due to the decrease in impaired loans to which such expenses relate, in addition to the recapture of $144,000 of expenses related to a previously charged off credit. OREO expenses, impairments and sales, net, declined by $204,000, or 291.4%, from 2015 primarily due to a lower level of OREO assets and, as such, lower associated costs. Additionally, FDIC insurance and assessments declined by $21,000, or 4.8%, while insurance expenses decreased by $52,000, or 19.4%. Amortization of intangible assets, which was the result of The Town Bank acquisition in 2006, amounted to $9,000 during 2016 as compared to $48,000 during 2015.

Income Tax Expense

The Company recorded $4.3 million and $3.6 million in income tax expense for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for the year ended December 31, 2016 and 2015 was 33.4% and 36.1%, respectively, due to a lower level of taxable income during the current period due primarily to the tax-free BOLI death benefit and a higher level of tax-exempt municipal securities.

Financial Condition

December 31, 2016 Compared to December 31, 2015

Assets

At December 31, 2016, total assets were $940.2 million, an increase of $76.5 million, or 8.9%, compared to total assets of $863.7 million at December 31, 2015. At December 31, 2016, total loans were $753.1 million, an increase of $59.9 million, or 8.6%, from the $693.2 million reported at December 31, 2015. Investment securities, including restricted stock, were $97.1 million at December 31, 2016 as compared to $80.3 million at December 31, 2015, an increase of $16.8 million, or 20.9%. At December 31, 2016, cash and cash equivalents totaled $42.1 million compared to $46.7 million at December 31, 2015, a decrease of $4.6 million, or 10.0%. Our liquidity position is described below under “Liquidity.” Goodwill totaled $18.1 million at both December 31, 2016 and 2015.

Liabilities

Total liabilities increased $68.8 million, or 8.9%, to $839.5 million at December 31, 2016, from $770.7 million at December 31, 2015. Total deposits increased $68.2 million, or 9.6%, to $776.6 million at December 31, 2016, from $708.4 million at December 31, 2015. Deposits are the Company’s primary source of funds. The deposit increase during 2016 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2017 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and deposits obtained through the use of deposit listing services (“Listed Service CDs”), at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

FHLB and other borrowings decreased $1.2 million to $25.3 million at December 31, 2016, from $26.5 million at December 31, 2015, and the Company issued $9.8 million of subordinated debentures in December 2015. See “Borrowings” and “Subordinated Debentures” below.

Securities Portfolio

Investment securities, including restricted investments, totaled $97.1 million at December 31, 2016 compared to $80.3 million at December 31, 2015, an increase of $16.8 million, or 20.9%. For 2016 and 2015, investment securities purchases amounted to $33.2 million and $46.0 million, respectively, while repayments, calls and maturities amounted to $15.9 million and $15.1 million, respectively. In 2016, there were investment securities sales totaling $1.0 million resulting in a net gain on sale of $72,000 as compared to sales totaling $24.3 million resulting in a net gain on sale of $37,000 during 2015.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2016, the Company maintained $16.7 million of GSE residential mortgage-backed securities in the investment portfolio and $12.3 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, and adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at December 31, 2016. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2016, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these investments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2016, 2015 and 2014 (in thousands).

	December 31,
	2016	2015	2014
Securities available for sale at fair value:
U.S. Government agency securities	$8,413	$1,238	$2,709
Municipal securities	503	517	522
U.S. Government-sponsored enterprises (“GSE”) - residential mortgage-backed securities	11,255	14,449	21,321
U.S. Government collateralized residential mortgage obligations	9,537	12,627	16,123
Corporate debt securities, primarily financial institutions	2,359	2,317	2,311
Community Reinvestment Act (“CRA”) mutual fund	2,397	2,382	2,445

Total securities available for sale	$34,464	$33,530	$45,431

Securities held to maturity at amortized cost:
Municipal securities	$47,806	$33,956	$18,138
GSE - residential mortgage-backed securities	5,414	3,789	2,100
U.S. Government collateralized residential mortgage obligations	2,801	3,602	3,225
Corporate debt securities, primarily financial institutions	1,822	1,820	1,817

Total securities held to maturity	$57,843	$43,167	$25,280

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2016 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2016	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield
Securities available for sale:
U.S. Government agency securities	$-	-	$1,245	0.88%	$-	-	$7,229	4.51%	$8,474	3.98%
Municipal securities	-	-	501	4.38%	-	-	-	-	501	4.38%
GSE – residential mortgage-backed securities	-	-	2	5.50%	2,027	3.72%	9,426	2.60%	11,455	2.80%
U.S. Government collateralized residential mortgage obligations	-	-	1,852	2.30%	231	2.22%	7,648	2.63%	9,731	2.55%
Corporate debt securities, primarily financial institutions	-	-	1,498	1.98%	-	-	995	1.91%	2,493	1.95%

Total securities available for sale	$-	-	$5,098	2.06%	$2,258	3.57%	$25,298	3.13%	$32,654	2.99%

Securities held to maturity:
Municipal securities	$12,158	1.03%	$3,308	3.33%	$6,094	4.27%	$26,246	4.68%	$47,806	3.61%
GSE – residential mortgage-backed securities	-	-	-	-	1,832	2.50%	3,582	2.66%	5,414	2.60%
U.S. Government collateralized residential mortgage obligations	-	-	-	-	-	-	2,801	2.40%	2,801	2.40%
Corporate debt securities primarily financial institutions	-	-	-	-	-	-	1,822	1.43%	1,822	1.43%

Total securities held to maturity	$12,158	1.03%	$3,308	3.33%	$7,926	3.86%	$34,451	4.11%	$57,843	3.39%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

During the second quarter of 2014, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, balances on certain loan and allowance for loan losses as of December 31, 2013, and 2012 were reclassified to conform to the December 31, 2014 presentation.

	December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$93,697	12.4%	$100,154	14.5%	$96,514	15.4%
Real estate - construction	111,914	14.9%	104,231	15.0%	89,145	14.2%
Real estate - commercial	460,685	61.2%	422,665	61.0%	383,777	61.1%
Real estate - residential	59,065	7.8%	39,524	5.7%	30,808	4.9%
Consumer	28,279	3.8%	27,136	3.9%	28,095	4.5%
Unearned fees	(548)	(0.1%)	(560)	(0.1%)	(725)	(0.1%)

Total loans	$753,092	100.0%	$693,150	100.0%	$627,614	100.0%

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$91,887	15.2%	$95,023	16.6%
Real estate - construction	98,284	16.3%	104,506	18.3%
Real estate - commercial	355,530	59.0%	314,321	55.0%
Real estate - residential	25,588	4.2%	20,475	3.6%
Consumer	32,413	5.4%	37,378	6.6%
Unearned fees	(886)	(0.1%)	(656)	(0.1%)

Total loans	$602,816	100.0%	$571,047	100.0%

Total loans, net of unearned fees, increased by $59.9 million, or 8.6%, to a new high of $753.1 million at December 31, 2016 compared to $693.2 million at December 31, 2015. The increase was due to growth in commercial real estate, residential and construction lending. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2017, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. Our loan pipeline remains strong as we continue to stay focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the second quarter of 2015, we replaced our Freehold, New Jersey LPO with a full service branch to support that market. During the first quarter of 2016, the Bank re-opened an LPO in the Summit, New Jersey market, which now complements our other LPO in Toms River, New Jersey. In February 2017, the Bank relocated our Toms River LPO into a new, more highly visible location. Our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at December 31, 2016 when compared to December 31, 2015 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 61.2% of our total loans outstanding at December 31, 2016, up slightly from 61.0% from the prior year. These loans increased by $38.0 million, or 9.0%, to $460.7 million at December 31, 2016, compared to $422.7 million at December 31, 2015 due to both increased production as well completed construction projects which, at the time of renewal, were converted to commercial real estate loans. Commercial and industrial loans decreased $6.5 million, or 6.4%, to $93.7 million at year-end 2016 compared to $100.2 million at year-end 2015, and comprised 12.4% of our portfolio, down from 14.5% for the prior year. This decline was due mainly to the payoff of one large adversely classified credit. Real estate construction loans increased by $7.7 million, or 7.4%, to $111.9 million at December 31, 2016, and comprised 14.9% of our total loans outstanding, down slightly from 15.0% for the prior year. Residential real estate loans increased $19.5 million, or 49.4%, and comprised 7.8% of our total loan portfolio at December 31, 2016, up from 5.7% for the prior year. Consumer loans increased by $1.2 million, or 4.2%, to $28.3 million at December 31, 2016 compared to $27.1 million at December 31, 2015, and comprised 3.8% of our 2016 loan portfolio compared to 3.9% for 2015.

The following table sets forth the aggregate maturities of commercial and construction related loans, net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2016.

As of December 31, 2016	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)

Commercial and industrial	$42,205	$36,754	$14,738	$93,697
Real estate - construction	76,185	24,965	10,764	111,914
Real estate - commercial	12,090	94,695	353,900	460,685

Total	$130,480	$156,414	$379,402	$666,296

Fixed rate loans	$49,303	$81,028	$75,109	$205,440
Variable rate loans	81,177	75,386	304,293	460,856

Total	$130,480	$156,414	$379,402	$666,296

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses is adequate to cover inherent and probable losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, land development and construction of real estate projects mainly in the Monmouth, Middlesex, Union and Ocean Counties, New Jersey market area. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset management strategies reflect the type and quality of assets being underwritten and originated.

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

At December 31, 2016 and 2015, the Company had $1.5 million and $3.2 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing interest at December 31, 2016 and 2015.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2016. Total TDRs are broken out at the bottom portion of the table.

	Years ended December 31,
	2016	2015	2014	2013	2012
(dollars in thousands)

Non-Performing Assets:

Non-Performing Loans:
Commercial and industrial	$119	$138	$119	$17	$94
Real estate – construction	-	-	407	225	2,246
Real estate – commercial	666	2,244	4,722	5,483	2,883
Real estate – residential	763	796	694	-	263
Consumer	-	-	295	284	1,986

Total Non-Performing Loans	1,548	3,178	6,237	6,009	7,472

Loans Past Due 90 days or More and Still Accruing	-	-	-	-	2

Other Real Estate Owned and repossessed assets	259	411	1,603	2,771	1,752

Total Non-Performing Assets	$1,807	$3,589	$7,840	$8,780	$9,226

Ratios:
Non-Performing loans to total loans	0.21%	0.46%	0.99%	1.00%	1.31%

Non-Performing assets to total assets	0.19%	0.42%	1.00%	1.14%	1.26%

Troubled Debt Restructured Loans:
Performing	$8,075	$9,289	$16,284	$23,021	$9,551
Non-performing (included in non-performing assets above)	157	1,552	4,269	2,355	-

Total non-performing loans decreased by $1.6 million from December 31, 2015 to December 31, 2016. Nine loans comprised the $1.6 million of non-performing loans at December 31, 2016, compared to nine loans for the $3.2 million at December 31, 2015. At December 31, 2016, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At December 31, 2016, non-performing commercial and industrial loans decreased by $19,000 from December 31, 2015 due to the payoff of one loan along with paydowns. The $119,000 is comprised of three commercial term loans.

At December 31, 2016, non-performing real estate commercial loans decreased by $1.6 million from December 31, 2015, due primarily to the payoff of two loans.

At December 31, 2016, non-performing real estate residential loans decreased $33,000, from December 31, 2015 due to paydowns.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At December 31, 2016, the Bank had $259,000 of OREO, consisting of one property, compared to $411,000 at December 31, 2015, which consisted of two properties. During 2016, one property totaling $152,000 was sold for a loss of $45,000.

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

The Company’s TDR modifications are made on terms typically up to 12 months in order to aggressively monitor and track performance of the credit. The short-term modifications are monitored for continued performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification program is to reduce the payment burden for the borrower and to deleverage the Company’s exposure.

As of December 31, 2016, TDRs totaled $8.2 million as compared to $10.8 million at December 31, 2015, a decrease of $2.6 million. The decrease was largely the result of pay downs and payoffs. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $8.2 million is comprised of $935,000 in real estate commercial loans, $3.0 million in real estate construction loans, $3.9 million in commercial and industrial loans, $375,000 in real estate-residential. All but two identified TDRs as of December 31, 2016, are collateral dependent loans while the two others, representing one relationship, are cash flow dependent. Of the $8.2 million, $498,000 have specific reserves in our ALLL computation totaling $2,000. The remaining $7.7 million of TDRs are adequately collateralized requiring no specific reserves.

The $935,000 in real estate commercial loans identified as TDRs are all accruing, with the exception of one non-accrual loans totaling $54,000. The non-accrual loan, totaling $54,000, is secured by real estate. The remaining $881,000 million of performing TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate, amortization or maturity. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.0 million in real estate construction loans are primarily comprised of two relationships, which are currently being developed, under contract and/or amortizing.

The $3.9 million in commercial and industrial loans are all performing, with the exception of one non-accrual loan totaling $103,000.

The $375,000 in real estate residential loans, is one loan which is performing.

Potential Problem Loans

Potential problem loans consist of special mention and substandard loans. At December 31, 2016, the Company had $17.2 million in loans that were risk rated as special mention or substandard, which includes $1.5 million in non-accrual loans that are included in the substandard category. This $17.2 million of special mention and substandard loans represent an increase of $336,000 from $16.9 million at December 31, 2015. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions and/or conditions applicable to the specific borrower, or due to payoffs and paydowns.

At December 31, 2016, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

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

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on impaired loans, (2) a general valuation allowance on the remainder of the loan portfolio and (3) unallocated. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

Unallocated

An unallocated component is maintained to cover certain uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31, 2016.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except for percentages)

Balance at beginning of year	$8,713	$8,069	$7,872	$7,984	$7,310

Provision charged to expense	515	490	621	910	1,380

Recoveries of loans charged off:
Commercial and industrial	12	12	454	54	18
Real estate - construction	12	217	-	397	169
Real estate - commercial	696	2	177	-	-
Real estate - residential	-	-	30	-	-
Consumer	66	5	46	2	3
Loans charged-off:
Commercial and industrial	-	-	-	(942)	(552)
Real estate - construction	-	-	-	-	(59)
Real estate - commercial	(444)	-	(990)	(186)	-
Real estate - residential	-	-	(4)	(60)	-
Consumer	(5)	(82)	(137)	(287)	(285)

Recoveries (Charge-offs), net	337	154	(424)	(1,022)	(706)

Balance of allowance at end of year	$9,565	$8,713	$8,069	$7,872	$7,984

Ratio of net charge-offs (recoveries) to average loans outstanding	(0.05%)	(0.02%)	0.07%	0.18%	0.13%

Balance of allowance as a percent of loans at year-end	1.27%	1.26%	1.29%	1.31%	1.40%

Ratio of allowance to non-performing loans at year-end	617.89%	274.17%	129.37%	131.00%	106.85%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2016.

	December 31,
	2016			2015			2014

		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$844	8.8%	12.4%	$990	11.4%	14.5%	$1,044	12.9%	15.4%
Real estate - construction	1,276	13.3%	14.9%	1,283	14.7%	15.0%	1,454	18.0%	14.2%
Real estate - commercial	6,315	66.1%	61.1%	5,599	64.2%	60.9%	4,624	57.3%	61.0%
Real estate - residential	463	4.8%	7.8%	304	3.5%	5.7%	223	2.8%	4.9%
Consumer	244	2.6%	3.8%	242	2.8%	3.9%	565	7.0%	4.5%
Unallocated	423	4.4%	0.0%	295	3.4%	0.0%	159	2.0%	0.0%

Total	$9,565	100.0%	100.0%	$8,713	100.0%	100.0%	$8,069	100.0%	100.0%

	December 31,
	2013			2012

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$990	12.6%	15.2%	$1,256	15.7%	16.6%
Real estate - construction	1,634	20.8%	16.3%	1,894	23.7%	18.3%
Real estate - commercial	4,325	54.9%	58.9%	3,708	46.5%	54.9%
Real estate - residential	190	2.4%	4.2%	217	2.7%	3.6%
Consumer	594	7.5%	5.4%	740	9.3%	6.6%
Unallocated	139	1.8%	0.0%	169	2.1%	0.0%

Total	$7,872	100.0%	100.0%	$7,984	100.0%	100.0%

The Company’s allowance for loan losses was $9.6 million at December 31, 2016 and $8.7 million at December 31, 2015. The allowance for loan losses as a percentage of total loans at December 31, 2016 was 1.27%, compared with 1.26% at December 31, 2015. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2016 in the amount of $515,000 as compared to $490,000 for the comparable period in 2015. Net recoveries for the year ended December 31, 2016 were $337,000, compared to net recoveries of $154,000 for the year ended December 31, 2015. Total recoveries were $786,000 for the year ended December 31, 2016, an increase of $550,000, from the $236,000 in 2015. Total charge-offs were $449,000 for the year ended December 31, 2016, an increase of $367,000, from the $82,000 in 2015. The $449,000 in charge-offs in 2016 was primarily related to one credit that was charged off in the third quarter and recovered in the fourth quarter. Non-performing loans at December 31, 2016 are either well-collateralized or adequately reserved for in the allowance for loan losses.

In management’s opinion, the level of allowance for loan losses, totaling $9.6 million at December 31, 2016, is appropriate to adequately provide for inherent and probable losses in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Bank Owned Life Insurance (“BOLI”)

In November of 2004, the Company invested in $3.5 million of BOLI as a source of funding for certain life insurance benefits for officers and for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plans (“SERPs”) implemented for certain executive officers in 2004. The SERPs provide for payments to such executives upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI, of which $3.9 million was purchased in the third quarter of 2016, in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERPs. Expenses related to the SERPs were approximately $204,000 and $261,000 for the years ended December 31, 2016 and 2015, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $477,000 and $445,000 for the years ended December 31, 2016 and 2015, respectively. During the third quarter of 2016, the Company received an $862,000 tax-free BOLI death benefit.

Premises and Equipment

Premises and equipment totaled $4.7 million and $5.1 million at December 31, 2016 and 2015, respectively. Depreciation expense for 2016 was $780,000 compared to $798,000 in 2015.

Goodwill and Intangible Assets

Intangible assets totaled $18.1 million at December 31, 2016 and 2015. The Company’s intangible assets at December 31, 2016 were comprised of $18.1 million of goodwill. During 2016, the $2.1 million of core deposit intangible was fully amortized and therefore, no balance remains at December 31, 2016. The Company performed its annual goodwill impairment analysis as of August 31, 2016. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. The Company’s intangible assets at December 31, 2015 were comprised of $18.1 million of goodwill and $9,000 of core deposit intangibles, net of accumulated amortization of $2.1 million. Accordingly, there was no impairment recorded during 2016 and 2015.

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

Total deposits at December 31, 2016 were $776.6 million, an increase of $68.2 million, or 9.6%, from the $708.4 million at December 31, 2015. Core checking deposits at December 31, 2016, increased $19.9 million, or 6.8%, to $312.9 million when compared to year-end 2015, primarily due to new municipal deposit relationships coupled with seasonality, while savings, money market and time deposits increased $48.3 million, or 11.6%, to $463.7 million as compared to December 31, 2015. CDs increased $21.8 million, or 18.4%, to $139.8 million at December 31, 2016. In light of the low interest rate environment and strong loan pipeline, the Company took advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of both brokered and Listed Service CDs during 2016. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products, excluding high-cost certificates of deposit, provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $100,000 and over, brokered CDs and Listed Service CDs. Core deposits at December 31, 2016 amounted to $656.7 million and accounted for 84.6% of total deposits as compared to $614.9 million and 86.8% of total deposits at December 31, 2015. During 2016, we continued to price our CDs $100,000 and over at rates that did not exceed our market competition. The balance of CDs $100,000 and over amounted to $78.1 million at December 31, 2016 compared to $56.9 million at December 31, 2015, an increase of $21.2 million, or 37.3%. At December 31, 2016, brokered CDs totaled $35.6 million as compared to $37.9 million at December 31, 2015 with rates ranging from 1.03% to 2.12% and original terms ranging from 24 to 84 months, while Listed Service CDs totaled $47.6 million compared to $33.3 million at December 31, 2015 with rates between 0.96% to 2.10% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the FHLB of New York without any collateral requirements.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
	2016		2015		2014
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand	$150,495	-	$144,980	-	$130,465	-
Interest-bearing demand (NOW)	151,360	0.43%	130,658	0.42%	111,009	0.46%
Savings deposits	233,514	0.50%	228,707	0.48%	233,162	0.47%
Money market deposits	72,721	0.16%	72,329	0.16%	71,977	0.16%
Time deposits	133,842	1.42%	103,324	1.32%	83,304	1.43%

Total	$741,932	0.52%	$679,998	0.46%	$629,917	0.46%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2016 (in thousands).

December 31, 2016
Due in three months or less	$4,653
Due over three months through twelve months	16,272
Due over one year through three years	39,831
Due over three years	17,324

Total certificates of deposit $100,000 and over	$78,080

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”) of approximately $48.6 million based on the current loan collateral pledged of $110.1 million at December 31, 2016.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2016, 2015 and 2014, the Company had no short-term borrowings outstanding.

At December 31, 2016, 2015 and 2014, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $25.3 million, $26.5 million and $16.0 million, respectively. Total FHLB advances had a weighted average interest rate of 2.35%, 2.28% and 2.89% at December 31, 2016, 2015 and 2014, respectively. These advances are contractually scheduled for repayment as follows (in thousands):

	Years ended December 31,
	2016	2015	2014

2015	$-	$-	$1,500
2016	-	4,200	1,500
2017	12,000	12,000	11,000
2018	3,300	3,300	2,000
2019	2,800	1,800	-
2020	2,700	2,700	-
2021	3,500	2,500	-
2023	1,000	-	-

Total FHLB borrowings	$25,300	$26,500	$16,000

The maximum amount outstanding of FHLB advances at any month-end during 2016 and 2015 was $35.3 million and $28.0 million, respectively. The average interest rates paid on FHLB advances for 2016, 2015 and 2014 were 2.26%, 2.30% and 2.85%, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.8 million at December 31, 2016, which includes $145,000 and $176,000 of remaining unamortized debt issuance costs at December 31, 2016 and 2015, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67% as of December 31, 2016.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $19.9 million at December 31, 2016, an increase of $370,000, or 1.9%, from $19.5 million at December 31, 2015.

Repurchase agreements are summarized as follows:

	Years ended December 31,
	2016	2015	2014
	(dollars in thousands)

Balance at year-end	$19,915	$19,545	$23,290
Average during the year	19,309	22,071	20,096
Maximum month-end balance	22,105	27,916	27,562
Weighted average rate during the year	0.32%	0.31%	0.32%
Weighted average rate at year-end	0.24%	0.24%	0.29%

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

At December 31, 2016, the Company had $42.1 million in cash and cash equivalents as compared to $46.7 million at December 31, 2015. Cash and cash equivalent balances included $22.2 million and $25.2 million held at the Federal Reserve Bank of New York at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, there were no Federal funds sold. Further information regarding our borrowing capacity with FHLB and unsecured lines is discussed previously under the caption “Borrowings.”

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The following table sets forth our off-balance sheet arrangements as of December 31, 2016 and 2015.

	December 31,
	2016	2015
	(dollars in thousands)

Home equity lines of credit	$24,255	$21,072
Commitments to fund commercial real estate and construction loans	125,494	92,363
Commitments to fund commercial and industrial loans and other loans	53,979	52,826
Commercial and financial letters of credit	3,973	4,315

Total off-balance sheet commitments	$207,701	$170,576

Capital

Shareholders’ equity increased by $7.7 million, or 8.3%, to $100.7 million at December 31, 2016 compared to $93.0 million at December 31, 2015. Net income for 2016 added $8.6 million to shareholders’ equity. Additionally, stock-based compensation expense of $231,000, options exercised of $104,000 and employee stock purchases of $56,000 were other major contributors of the increase. These increases were partially offset by $1.2 million in cash dividends on common stock and $148,000 in common stock repurchases. During the year ended December 31, 2106, the Company repurchased 13,232 shares of common stock for a toatal of $148,000 under its share repurchase program.

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

As of December 31, 2016, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital amounts and ratios of the Company and the Bank at December 31, 2016 and 2015 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in Thousands)
As of December 31, 2016
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$82,994	10.33%	$	≥36,154	≥4.50%	$	N/A	N/A
Two River Community Bank	92,270	11.49%		≥36,137	≥4.50%		≥52,198	≥6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	102,509	12.76%		≥64,269	≥8.00%		N/A	N/A %
Two River Community Bank	101,835	12.68%		≥64,249	≥8.00%		≥80,312	≥10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	82,994	10.33%		≥48,206	≥6.00%		≥48,206	≥6.00%
Two River Community Bank	92,270	11.49%		≥48,183	≥6.00%		≥64,244	≥8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	82,994	8.94%		≥37,134	≥4.00%		N/A	N/A
Two River Community Bank	92,270	9.95%		≥37,093	≥4.00%		≥46,367	≥5.00%

As of December 31, 2015
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	75,273	10.13%		≥33,438	≥4.50%		N/A	N/A
Two River Community Bank	84,659	11.39%		≥33,447	≥4.50%		≥48,313	≥6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	93,986	12.65%		≥59,438	≥8.00%		N/A	N/A
Two River Community Bank	93,372	12.56%		≥59,473	≥8.00%		≥74,341	≥10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	75,273	10.13%		≥44,584	≥6.00%		≥44,584	≥6.00%
Two River Community Bank	84,659	11.39%		≥44,596	≥6.00%		≥59,462	≥8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	75,273	8.97%		≥33,567	≥4.00%		N/A	N/A
Two River Community Bank	84,659	10.09%		≥33,562	≥4.00%	$	≥41,952	≥5.00%

*Applies to the Bank only. For the Company to be “well-capitalized”, the Tier 1 Capital to Risk Weighted Assets has to be at least 6.00%.

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

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 Capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. Effective January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% for the Bank to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% for the Bank to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

The risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is being phased in over a four year period that began on January 1, 2016, with a required buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Effective January 1, 2017, the capital levels required to avoid limitation on elective distributions applicable to the Company and the Bank were as follows:

i.	a common equity Tier 1 capital ratio of 5.75%;
ii.	a Tier 1 Risk based capital ratio of 7.25%; and
iii.	a Total Risk based capital ratio of 9.25%.

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

As of December 31, 2016, the Company’s six month cumulative gap was -9.1% of total assets, or a negative $85.7 million, while its one-year cumulative gap was -1.8% of total assets, or $16.5 million, which is within the ALCO policy guideline of + or - 25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2016. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2016.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2015. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2016. As of December 31, 2016 and 2015, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Immediate Shock in Interest Rates
December 31, 2016	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,220)	-4.0%	$(1,173)	-3.8%	-10.0%

	Immediate Shock in Interest Rates
December 31, 2015	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,041)	-3.4%	$(1,069)	-3.8%	-10.0%

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

At December 31, 2016 and 2015, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity December 31, 2016
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$111,406	$111,167	$103,501
$ Change		(239)	(7,905)
% Change to Present Value of Equity		-0.2%	-7.1%	-25.0%

		December 31, 2015
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$98,218	$91,536	$95,218
$ Change		(6,682)	(3,000)
% Change to Present Value of Equity		-6.8%	-3.1%	-25.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

This annual report does not include an audit report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. The Company’s Independent Registered Public Accounting Firm currently is not required to attest to management’s assessment of the effectiveness of the Company’s internal control over financial reporting under FDIC regulations.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 24, 2017	Date:	March 24, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the captions “Item 1 – ELECTION OF CLASS II DIRECTORS – Information Concerning Nominees and Continuing Directors,” “Executive Officers,” “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance,” “CORPORATE GOVERNANCE – Code of Conduct and Corporate Governance Guidelines” and “– Audit Committee.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the captions “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” and “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2016. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	432,451	$5.05	173,011 (1)

Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	432,451	$5.05	173,011

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

Security Ownership of Certain Beneficial Owners and Management.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the caption “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the captions “CERTAIN TRANSACTIONS WITH MANAGEMENT” and “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the caption “ITEM 3 – RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Auditor Fees” and “– Audit Committee Pre-Approved Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Two River Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Operations – Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016 and 2015

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows – Years Ended December 31, 2016 and 2015

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

Item 16. Form 10-K Summary.

None.

TWO RIVER BANCORP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Two River Bancorp

Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheets of Two River Bancorp (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Two River Bancorp at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, Pennsylvania

March 24, 2017

Two River Bancorp

Consolidated Balance Sheets

	December 31,
	2016	2015
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$19,844	$21,566
Interest-bearing deposits in bank	22,233	25,161
Cash and cash equivalents	42,077	46,727

Securities available for sale	34,464	33,530
Securities held to maturity (fair value of $57,284 and $43,668 at December 31, 2016 and 2015, respectively)	57,843	43,167
Restricted investments, at cost	4,805	3,596
Loans held for sale	4,537	3,050
Loans	753,092	693,150
Allowance for loan losses	(9,565)	(8,713)
Net Loans	743,527	684,437

Other real estate owned (“OREO”)	259	411
Bank owned life insurance	21,029	17,294
Premises and equipment, net	4,662	5,083
Accrued interest receivable	2,234	1,912
Goodwill	18,109	18,109
Other intangible assets, net of accumulated amortization of $2,106 and $2,097 at December 31, 2016 and 2015, respectively	-	9
Other assets	6,665	6,371

Total Assets	$940,211	$863,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$160,104	$144,627
Interest bearing	616,463	563,809
Total Deposits	776,567	708,436

Securities sold under agreements to repurchase	19,915	19,545
FHLB and other borrowings	25,300	26,500
Subordinated debt	9,855	9,824
Accrued interest payable	100	118
Other liabilities	7,758	6,271

Total Liabilities	839,495	770,694

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,677,536 and 8,213,196 at December 31, 2016 and 2015, respectively Outstanding – 8,365,442 and 7,929,196 at December 31, 2016 and 2015, respectively	79,056	72,890
Retained earnings	24,447	22,759
Treasury stock, at cost; 312,094 and 284,000 shares at December 31, 2016 and 2015, respectively	(2,396)	(2,248)
Accumulated other comprehensive loss	(391)	(399)
Total Shareholders’ Equity	100,716	93,002

Total Liabilities and Shareholders’ Equity	$940,211	$863,696

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015
	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$32,798	$30,624
Securities:
Taxable	776	782
Tax-exempt	917	623
Interest-bearing deposits	133	74
Total Interest Income	34,624	32,103
Interest Expense
Deposits	3,829	3,141
Securities sold under agreements to repurchase	61	68
FHLB and other borrowings	618	621
Subordinated debt	656	33
Total Interest Expense	5,164	3,863
Net Interest Income	29,460	28,240
Provision for Loan Losses	515	490
Net Interest Income after Provision for Loan Losses	28,945	27,750

Non-Interest Income
Service fees on deposit accounts	587	578
Mortgage banking	1,162	783
Other loan fees	610	214
Earnings from investment in bank owned life insurance	477	445
Death benefit on bank owned life insurance	862	-
Gain on sale of SBA loans	868	561
Net gain on sale of securities	72	37
Gain on sale of premises and equipment	-	208
Other income	851	711
Total Non-Interest Income	5,489	3,537

Non-Interest Expenses
Salaries and employee benefits	12,844	12,486
Occupancy and equipment	4,117	3,942
Professional	1,198	982
Insurance	216	268
FDIC insurance and assessments	412	433
Advertising	415	403
Data processing	554	475
Outside service fees	500	499
Amortization of identifiable intangibles	9	48
OREO expenses, impairments and sales, net	(274)	(70)
Loan workout expenses	73	431
Other operating	1,411	1,458
Total Non-Interest Expenses	21,475	21,355

Income before Income Taxes	12,959	9,932
Income tax expense	4,328	3,585
Net Income	8,631	6,347
Preferred stock dividend	-	(57)
Net Income available to common shareholders	$8,631	$6,290
Earnings Per Common Share:
Basic	$1.04	$0.76
Diluted	$1.01	$0.74

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015
	(In Thousands)

Net income	$8,631	$6,347
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities available for sale recognized in income, net of income tax expense 2015: $14 (a)(b)	-	(23)
Unrealized holdings gain (loss) on securities available for sale, net of income tax expense (benefit) 2016: $5; 2015: $(24)	8	(31)

Other comprehensive income (loss)	8	(54)

Total comprehensive income	$8,639	$6,293

(a) Gross amounts are included in net gain on sale of securities on the Consolidated Statements of Operations in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Operation.

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)		Common Stock				Accumulated Other	Total
	Preferred Stock	Outstanding shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	-	-	-	6,347	-	-	6,347

Other comprehensive loss	-	-	-	-	-	(54)	(54)

Redemption of preferred stock, Series C	(6,000)	-	-	-	-	-	(6,000)

Dividends on preferred stock, Series C	-	-	-	(57)	-	-	(57)

Stock-based compensation expense	-	-	186	-	-	-	186

Cash dividends on common stock ($0.12 per share)	-	-	-	(1,032)	-	-	(1,032)

Options exercised	-	28,450	114	-	-	-	114

Tax benefit of exercised stock options	-	-	7	-	-	-	7

Common stock repurchased	-	(56,388)	-	-	(497)	-	(497)

Restricted stock awards	-	11,100	-	-	-	-	-

Employee stock purchase program	-	6,350	56	-	-	-	56

Balance, December 31, 2015	$-	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

Net income	-	-	-	8,631	-	-	8,631

Other comprehensive income	-	-	-	-	-	8	8

Stock-based compensation expense	-	-	231	-	-	-	231

Cash dividends on common stock ($0.14 per share)	-	-	-	(1,193)	-	-	(1,193)

Common stock dividend - 5%	-	399,554	5,750	(5,750)	-	-	-

Options exercised	-	27,527	104	-	-	-	104

Tax benefit of exercised stock options	-	-	25	-	-	-	25

Common stock repurchased	-	(13,232)	-	-	(148)	-	(148)

Restricted stock and other awards	-	17,000	-	-	-	-	-

Employee stock purchase program	-	5,397	56	-	-	-	56

Balance, December 31, 2016	$-	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
	(In Thousands)
Cash Flows from Operating Activities
Net income	$8,631	$6,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	780	798
Provision for loan losses	515	490
Intangible amortization	9	48
Amortization of subordinated debt issuance costs	31	-
Net amortization of securities premiums and discounts	714	557
Deferred income taxes	(463)	(484)
Earnings from investment in bank owned life insurance	(477)	(445)
Proceeds from sale of mortgage loans held for sale	62,059	41,393
Origination of mortgage loans held for sale	(60,882)	(42,091)
Gain on sale of mortgage loans held for sale	(1,059)	(650)
Gain on sale of loans transferred from held for investment to held for sale	-	(113)
Net realized loss (gain) on sale of OREO	45	(107)
Impairment on OREO	-	84
Stock-based compensation expense	231	186
Net realized gain on sale of securities available for sale	-	(37)
Net realized gain on sale of securities held to maturity	(72)	-
Death benefit on bank owned life insurance	(862)	-
Proceeds from sale of SBA loans held for sale	7,860	6,980
Origination of SBA loans held for sale	(8,597)	(6,419)
Gain on sale of SBA loans held for sale	(868)	(561)
Gain on sale of premises and equipment	-	(208)
Decrease (increase) in assets:
Accrued interest receivable	(322)	(276)
Other assets	164	413
Increase (decrease) in liabilities:
Accrued interest payable	(18)	72
Other liabilities	1,487	733
Net Cash Provided by Operating Activities	8,906	6,710
Cash Flows from Investing Activities
Purchase of securities available for sale	(8,038)	(20,707)
Purchase of securities held to maturity	(25,213)	(25,297)
Proceeds from repayments, calls and maturities of securities available for sale	6,781	7,916
Proceeds from repayments, calls and maturities of securities held to maturity	9,155	7,184
Proceeds from sales of securities available for sale	-	24,306
Proceeds from sales of securities held to maturity	1,076	-
Proceeds from sale of loans transferred from held for investment to held for sale	-	5,727
Net increase in loans	(59,605)	(71,261)
Purchase of premises and equipment	(359)	(902)
Proceeds from sale of premises and equipment	-	925
Purchase of restricted investments, net	(1,209)	(567)
Proceeds from the sale of OREO	107	1,367
Purchase of bank owned life insurance	(3,918)	-
Proceeds from death benefit on bank owned life insurance	1,522	-
Net Cash Used in Investing Activities	(79,701)	(71,309)
Cash Flows from Financing Activities
Net increase in deposits	68,131	66,046
Net increase (decrease) in securities sold under agreements to repurchase	370	(3,745)
Redemption of preferred stock, Series C	-	(6,000)
Proceeds from FHLB and other borrowings	13,000	12,000
Repayment of FHLB and other borrowings	(14,200)	(1,500)
Cash dividends paid - preferred stock	-	(57)
Cash dividends paid - common stock	(1,193)	(1,032)
Proceeds from employee stock purchase plan	56	56
Proceeds from subordinated debt placement, net of issuance costs of $176,000	-	9,824
Proceeds from exercise of stock options	104	114
Common stock repurchased	(148)	(497)
Tax benefit of stock options exercised	25	7
Net Cash Provided by Financing Activities	66,145	75,216
Net (Decrease) Increase in Cash and Cash Equivalents	(4,650)	10,617
Cash and Cash Equivalents – Beginning	46,727	36,110
Cash and Cash Equivalents – Ending	$42,077	$46,727
Supplementary cash flow information:
Interest paid	$5,182	$3,791
Income taxes paid	$4,338	$3,289
Supplementary schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$-	$5,614
OREO acquired in settlement of loans	$-	$152

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

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

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks, and Federal funds sold. Interest-bearing deposits are due from the Federal Reserve Bank of New York. Generally, Federal funds are purchased and sold for one-day periods.

Note 1 – Summary of Significant Accounting Policies (Continued)

G.	Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.

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

Other-than-temporary accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss). For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income (loss) for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future cash flows of the security.

H.	Restricted Investments

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2016 and 2015, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $3,230,000 and $2,021,000 at December 31, 2016 and 2015, respectively. The recorded investment in ACBI common stock was $75,000 at December 31, 2016 and 2015.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. The investment in this Fund is recorded at cost, which was $1,500,000 at December 31, 2016 and 2015. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2016.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company did not transfer any impaired loans from held for investment to held for sale in 2016. In 2015, the Company transferred $5.6 million from held for investment to held for sale. Transfers from held for investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2016 and 2015, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The Company is an approved Preferred Lender by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank generally sells the guaranteed portion of selected loans to a third party and retains the servicing rights, holding the nonguaranteed portion in its portfolio. When the guaranteed portion is sold, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. The servicing asset rights recorded as of December 31, 2016 and 2015 are not material. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

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

The Company’s TDR modifications are made on terms typically up to 12 months in order to aggressively monitor and track performance. The short-term modifications performances are monitored for continued payment performance for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. The main objective of the modification programs is to reduce the payment burden for the borrower and to deleverage the Company’s exposure.

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

Other Real Estate Owned (“OREO”) includes real estate acquired through foreclosure or by deed in lieu of foreclosure. OREO is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any write-downs based on fair value less costs to sell at the date of foreclosure are charged to the allowance for loan losses. If at the time of foreclosure, the fair value less costs to sell is greater than the loan balance, the resulting gain is recognized at the time of foreclosure unless there has been a prior charge-off, in which case a recovery to the allowance for loan losses is recorded. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred.

M.	Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company’s wholly-owned trust on a chosen group of officers and directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income generated from the increase in cash surrender value of the policies is included in non-interest income on the statements of operations.

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

The Company analyzes each tax position taken in its tax returns and those positions not taken and determines the likelihood that the position will be realized. Only tax positions that are “more likely than not” to be realized can be recognized in the Company’s financial statements. For tax positions that do not meet this recognition threshold, the Company will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2016 or 2015 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses. The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2013.

Q.	Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

R.	Earnings per Common Share

On January 19, 2017, the Company declared a 5% stock dividend on common stock outstanding payable February 28, 2017 to shareholders of record as of February 9, 2017. All share and per share information in the financial statements have been adjusted retroactively for the effect of the stock dividend.

Note 1 – Summary of Significant Accounting Policies (Continued)

Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding during the year. Basic earnings per common share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding excluding potential common shares. Diluted earnings per common share takes into account the potential dilution that could occur if potential common shares had been issued relating to outstanding stock options and restricted stock awards. Potential common shares relate to outstanding stock options, warrants and restricted stock awards, and are determined using the treasury stock method.

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

T.	Correction of an Immaterial Error on the Consolidated Statement of Cash Flows

The Company identified an immaterial error related to its consolidated statement of cash flows for the origination of SBA loans sold. The Company determined that in the prior period reported, these amounts were improperly reflected in cash flow from investing activities instead of in cash flow from operating activities. The Company reviewed the impact of this error on the prior period and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the year ended December 31, 2015 by presenting these amounts within operating activities as opposed to within the investing activities. The impact of the error decreased net cash provided by operating activities by $6.4 million and increased the Company’s cash flows from investing activities by an equivalent amount for the year ended December 31, 2015.

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

During the third quarter of 2016, the Company prospectively changed its annual goodwill impairment testing date from September 30, 2016 to August 31, 2016. The voluntary change provides additional time for the completion of the annual goodwill impairment testing prior to the end of the quarter. This change in accounting principle does not delay, accelerate, or avoid an impairment loss, nor does the change have a cumulative effective on pre-tax income, net income or loss, retained earnings, or net assets. This change was applied prospectively beginning on August 31, 2016. Retrospective application to prior periods did not occur, as it is impracticable to objectively determine the assumptions that would have been used in those earlier periods to estimate fair value.

The Company performed its annual goodwill impairment analysis as of August 31, 2016. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance. See Note 5 for additional details.

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements.

X.	Recent Accounting Pronouncements

ASU 2014-09: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The guidance in this ASU for public companies is effective for the annual periods beginning after December 15, 2016, including interim periods therein. In August 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company is in the process of reviewing its revenue streams to evaluate the impact that this guidance will have on its consolidated financial statements.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on its financial position, results of operations or cash flows.

ASU 2016-09: In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. Further, the ASU provides two accounting alternatives to nonpublic entities: A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. Also a nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has evaluated the provisions of ASU 2016-09 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on its financial position, results of operations or cash flows.

ASU 2016-13: In September 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public entities that are not SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on its consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals and evaluating its current IT systems.

ASU 2016-15: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated statement of cash flows.

ASU 2016-18: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 was issued to address divergence in the way restricted cash is classified and presented. The amendments in the update require that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update apply to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment says that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity's operating, investing, and financing activities. For public business entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2016-18 on its consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies (Continued)

ASU 2017-04: In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. For public entities that are SEC filers, this ASU is effective for its annual, or any goodwill impairment tests in fiscal years, beginning after December 15, 2019. For public entities that are not SEC filers, this ASU is effective for its annual, or any goodwill impairment tests in fiscal years, beginning after December 15, 2020. For non-public entities, this ASU is effective for its annual, or any goodwill impairment tests in fiscal years, beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the new guidance but has determined that this standard should not have a material impact on its consolidated financial statements.

Note 2 – Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2016:
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(In Thousands)
Securities available for sale:
U.S. Government agency securities	$8,474	$1	$(62)	$8,413
Municipal securities	501	2	-	503
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	11,455	2	(202)	11,255
U.S. Government collateralized residential mortgage obligations	9,731	6	(200)	9,537
Corporate debt securities, primarily financial institutions	2,493	7	(141)	2,359

Sub-total	32,654	18	(605)	32,067

Community Reinvestment Act (“CRA”) mutual fund	2,451	-	(54)	2,397

Total securities available for sale	$35,105	$18	$(659)	$34,464

Securities held to maturity:
Municipal securities	$47,806	$224	$(528)	$47,502
GSE – residential mortgage-backed securities	5,414	6	(65)	5,355
U.S. Government collateralized residential mortgage obligations	2,801	1	(29)	2,773
Corporate debt securities, primarily financial institutions	1,822	-	(168)	1,654

Total securities held to maturity	$57,843	$231	$(790)	$57,284

December 31, 2015:
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(In Thousands)
Securities available for sale:
U.S. Government agency securities	$1,241	$-	$(3)	$1,238
Municipal securities	508	9	-	517
GSE – residential mortgage-backed securities	14,646	5	(202)	14,449
U.S. Government collateralized residential mortgage obligations	12,900	13	(286)	12,627
Corporate debt securities, primarily financial institutions	2,492	-	(175)	2,317

Sub-total	31,787	27	(666)	31,148

CRA mutual fund	2,397	-	(15)	2,382

Total securities available for sale	$34,184	$27	$(681)	$33,530

Securities held to maturity:
Municipal securities	$33,956	$824	$(9)	$34,771
GSE – residential mortgage-backed securities	3,789	9	(44)	3,754
U.S. Government collateralized residential mortgage obligations	3,602	-	(46)	3,556
Corporate debt securities, primarily financial institutions	1,820	-	(233)	1,587

Total securities held to maturity	$43,167	$833	$(332)	$43,668

Note 2 – Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-	$12,784	$12,797
Due in one year through five years	3,286	3,288	3,681	3,754
Due in five years through ten years	-	-	5,343	5,383
Due after ten years	8,182	7,987	27,820	27,222

Sub-total	11,468	11,275	49,628	49,156

GSE – residential mortgage-backed securities	11,455	11,255	5,414	5,355
U.S. Government collateralized residential mortgage obligations	9,731	9,537	2,801	2,773

Total	$32,654	$32,067	$57,843	$57,284

The Company had one security sale in 2016 totaling $1.0 million and recorded a gross realized gain of $72,000 from this sale as compared to nineteen securities sales in 2015 totaling $24,306,000 and recorded gross realized gains and losses of $70,000 and $33,000 respectively. The sale in 2016 was a municipal bond, which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

Investment securities with a carrying value of $33,088,000 and $32,596,000 at December 31, 2016 and 2015, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public funds as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:	(In Thousands)

U.S. Government agency securities	$7,125	$(62)	$-	$-	$7,125	$(62)
Municipal securities	22,036	(528)	-	-	22,036	(528)
GSE – residential mortgage-backed securities	9,632	(163)	5,949	(104)	15,581	(267)
U.S. Government collateralized residential mortgage obligations	5,630	(50)	4,990	(179)	10,620	(229)
Corporate debt securities, primarily financial institutions	-	-	3,009	(309)	3,009	(309)
CRA mutual fund	2,397	(54)	-	-	2,397	(54)

Total temporarily impaired securities	$46,820	$(857)	$13,948	$(592)	$60,768	$(1,449)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:	(In Thousands)

U.S. Government agency securities	$1,238	$(3)	$-	$-	$1,238	$(3)
Municipal securities	5,858	(5)	498	(4)	6,356	(9)
GSE – residential mortgage-backed securities	11,946	(151)	5,006	(95)	16,952	(246)
U.S. Government collateralized residential mortgage obligations	8,284	(72)	6,861	(260)	15,145	(332)
Corporate debt securities, primarily financial institutions	496	(1)	2,907	(407)	3,403	(408)
CRA mutual fund	2,382	(15)	-	-	2,382	(15)

Total temporarily impaired securities	$30,204	$(247)	$15,272	$(766)	$45,476	$(1,013)

Note 2 – Securities (Continued)

The Company had 69 securities in an unrealized loss position at December 31, 2016. In management’s opinion, the unrealized losses in corporate debit, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations, municipals, GSE residential mortgage-backed securities and CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At December 31, 2016, the Company does not intend to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. As of December 31, 2016, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2016. These four securities have an amortized cost value of $2.8 million and a fair value of $2.5 million at December 31, 2016.

There was no other-than-temporary impairments recognized during 2016 and 2015.

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In Thousands)

Commercial and industrial	$93,697	$100,154
Real estate – construction	111,914	104,231
Real estate – commercial	460,685	422,665
Real estate – residential	59,065	39,524
Consumer	28,279	27,136

	753,640	693,710
Allowance for loan losses	(9,565)	(8,713)
Net unearned fees	(548)	(560)

Net Loans	$743,527	$684,437

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015:

December 31, 2016:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$-	$-	$119	$119	$93,578	$93,697	$-
Real estate – construction	-	-	-	-	111,914	111,914	-
Real estate – commercial	154	-	666	820	459,865	460,685	-
Real estate – residential	-	-	533	533	58,532	59,065	-
Consumer	-	-	-	-	28,279	28,279	-

Total	$154	$-	$1,318	$1,472	$752,168	$753,640	$-

December 31, 2015:							Loans
							Receivable
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	>90 Days and Accruing

Commercial and industrial	$107	$-	$31	$138	$100,016	$100,154	$-
Real estate – construction	-	150	-	150	104,081	104,231	-
Real estate – commercial	112	-	2,075	2,187	420,478	422,665	-
Real estate – residential	-	-	796	796	38,728	39,524	-
Consumer	-	-	-	-	27,136	27,136	-

Total	$219	$150	$2,902	$3,271	$690,439	$693,710	$-

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2016 and 2015:

	2016	2015
	(In Thousands)

Commercial and industrial	$119	$138
Real estate – construction	-	-
Real estate – commercial	666	2,244
Real estate – residential	763	796
Consumer	-	-

Total	$1,548	$3,178

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the years ended December 31, 2016 and 2015:

December 31, 2016:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,402	$3,415	$-	$3,575	$174
Real estate – construction	3,036	3,036	-	3,073	129
Real estate – commercial	1,548	1,577	-	1,618	47
Real estate – residential	1,139	1,189	-	1,164	18
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$498	$498	$2	$507	$15
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$3,900	$3,913	$2	$4,082	$189
Real estate – construction	3,036	3,036	-	3,073	129
Real estate – commercial	1,548	1,577	-	1,618	47
Real estate – residential	1,139	1,189	-	1,164	18
Consumer	-	-	-	-	-

Total	$9,623	$9,715	$2	$9,937	$383

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2015:	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

(In Thousands)

With no related allowance recorded:
Commercial and industrial	$652	$652	$-	$645	$18
Real estate – construction	3,855	3,855	-	4,381	186
Real estate – commercial	3,267	3,542	-	3,338	48
Real estate – residential	1,178	1,178	-	1,183	29
Consumer	209	209	-	215	9

With an allowance recorded:
Commercial and industrial	$3,305	$3,305	$49	$3,278	$152
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$3,957	$3,957	$49	$3,923	$170
Real estate – construction	3,855	3,855	-	4,381	186
Real estate – commercial	3,267	3,542	-	3,338	48
Real estate – residential	1,178	1,178	-	1,183	29
Consumer	209	209	-	215	9

Total	$12,466	$12,741	$49	$13,040	$442

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2016:

Commercial and industrial	$88,776	$1,277	$3,644	$-	$93,697
Real estate – construction	108,728	1,894	1,292	-	111,914
Real estate – commercial	452,740	6,716	1,229	-	460,685
Real estate – residential	58,302	-	763	-	59,065
Consumer	27,856	230	193	-	28,279

Total	$736,402	$10,117	$7,121	$-	$753,640

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2015:

Commercial and industrial	$96,038	$159	$3,957	$-	$100,154
Real estate – construction	100,376	1,830	2,025	-	104,231
Real estate – commercial	414,872	4,667	3,126	-	422,665
Real estate – residential	38,631	-	893	-	39,524
Consumer	26,891	38	207	-	27,136

Total	$676,808	$6,694	$10,208	$-	$693,710

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2016 and 2015:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	-	-	(444)	-	(5)	-	(449)
Recoveries	12	12	696	-	66	-	786
Provision	(158)	(19)	464	159	(59)	128	515

Ending balance, December 31, 2016	$844	$1,276	$6,315	$463	$244	$423	$9,565

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	-	-	-	-	(82)	-	(82)
Recoveries	12	217	2	-	5	-	236
Provision	(66)	(388)	973	81	(246)	136	490

Ending balance, December 31, 2015	$990	$1,283	$5,599	$304	$242	$295	$8,713

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2016 and 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2016:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$844	$2	$842	$93,697	$3,900	$89,797
Real estate – construction	1,276	-	1,276	111,914	3,036	108,878
Real estate – commercial	6,315	-	6,315	460,685	1,548	459,137
Real estate – residential	463	-	463	59,065	1,139	57,926
Consumer	244	-	244	28,279	-	28,279
Unallocated	423	-	423	-	-	-

Total	$9,565	$2	$9,563	$753,640	$9,623	$744,017

	Allowance for Loan Losses			Loans Receivable
December 31, 2015:	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)

Commercial and industrial	$990	$49	$941	$100,154	$3,957	$96,197
Real estate – construction	1,283	-	1,283	104,231	3,855	100,376
Real estate – commercial	5,599	-	5,599	422,665	3,267	419,398
Real estate – residential	304	-	304	39,524	1,178	38,346
Consumer	242	-	242	27,136	209	26,927
Unallocated	295	-	295	-	-	-

Total	$8,713	$49	$8,664	$693,710	$12,466	$681,244

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	1	$257	$257

	Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	6	$3,227	$3,227

As of December 31, 2016, TDRs totaled $8.2 million, including $8.1 million that were current and two non-accrual loans totaling $157,000. As of December 31, 2015, TDRs totaled $10.8 million, including $9.3 million that were current and three non-accrual loans totaling $1.5 million. During the twelve months ended December 31, 2016, eight TDRs totaling $2.2 million were paid in full. At December 31, 2016 and 2015, a specific reserve of $2,000 and $49,000, respectively, was recorded against one loan relationship classified as TDR.

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2016, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

There were no financing receivables modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the years ended December 31, 2016 and 2015.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted TDR.

Note 4 –Premises and Equipment

Premises and equipment at December 31, 2016 and 2015 are as follows:

	Estimated Useful Lives (years)			2016	2015
				(In Thousands)

Land		Indefinite		$1,250	$1,250
Buildings		30		1,413	1,419
Leasehold improvements	5	-	15	4,089	4,005
Furniture and equipment	2	-	7	9,229	8,954

Total premises and equipment				15,981	15,628

Less accumulated depreciation and amortization				(11,319)	(10,545)

Total premises and equipment, net				$4,662	$5,083

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

The Company performed its annual step one goodwill impairment analysis as of August 31, 2016, and uses the fair value of the reporting unit based on the income approach and market approach. The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results assuming a change of control transaction. This change of control assumes that an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs (including such items as legal and financial advisors fees, contract cancellations, severance and employment obligations, and other transaction costs). The present value of all excess cash flows generated by the Company (above the minimum tangible capital ratio) plus the present value of a terminal sale value is calculated to arrive at the fair value for the income approach.

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

Based on the results of the step one goodwill impairment analysis, the Company determined goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded on the goodwill balance of $18,109,000 for the years ended December 31, 2016 and 2015, respectively.

Note 5 – Goodwill and Other Intangible Assets (Continued)

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset had no carrying value, net of accumulated amortization of $2,106,000 as of December 31, 2016 and had a carrying value of $9,000, net of accumulated amortization of $2,097,000, as of December 31, 2015. Amortization expense related to intangible assets was $9,000 and $48,000 for the years ended December 31, 2016 and 2015, respectively.

Note 6 – Deposits

The components of deposits at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In Thousands)

Demand, non-interest bearing	$160,104	$144,627
Demand, interest bearing, money market and savings	476,704	445,788
Time, $250,000 and over	8,893	7,693
Time, other	130,866	110,328

Total deposits	$776,567	$708,436

At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

2017	$38,415
2018	37,902
2019	33,694
2020	25,402
2021	4,346

Total time deposits	$139,759

Brokered CDs as of December 31, 2016 and 2015 were $35,622,000 and $37,859,000, respectively. Deposits obtained through the use of deposit listing services that are not brokered deposits as of December 31, 2016 and 2015 were $47,648,000 and $33,261,000, respectively. The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $993,000 and $143,000 as of December 31, 2016 and 2015, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
	(Dollars In Thousands)

Repurchase agreements:
Balance at year-end	$19,915	$19,545
Average during the year	$19,309	$22,071
Maximum month-end balance	$22,105	$27,916
Weighted average rate during the year	0.32%	0.31%
Weighted average rate at December 31	0.24%	0.24%

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

The following table presents the contractual maturities of the Repurchase Agreements as of December 31, 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2016:
Class of Collateral Pledged:
U.S. Government agency securities	$8,371	$-	$-	$-	$8,371
GSE – Residential mortgage-backed securities	9,074	-	-	-	9,074
U.S. Government collateralized residential mortgage obligations	13,895	-	-	-	13,895
Total	$31,340	$-	$-	$-	$31,340
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,915
Excess of collateral pledged over recognized liability					$11,425

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

Note 8 – FHLB and Other Borrowings

The Bank utilizes an account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $48.6 million based on the current loan collateral pledged of $110.1 million at December 31, 2016.

At December 31, 2016 and 2015, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $25.3 and $26.5 million, respectively. These advances had a weighted average interest rate of 2.35% and 2.28% at December 31, 2016 and 2015, respectively. These advances are contractually scheduled for repayment as follows (dollars in thousands):

	2016	2015	Rate	Original Term (years)	Maturity
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	-	1,500	2.41%	6	August 2016
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	2,700	0.60%	1	January 2016
Fixed Rate Note	1,000	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	-	1.09%	3	July 2019
Fixed Rate Note	1,000	-	1.42%	5	July 2021
Fixed Rate Note	1,000	-	1.70%	7	July 2023

Total FHLB borrowings	$25,300	$26,500

Note 9 – Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at December 31, 2016, which includes $145,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Note 10 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit. Annually, the Company matches a percentage of employee contributions. The Company contributed $288,000 and $264,000 for the years ended December 31, 2016 and 2015, respectively. Each year, the Company may, at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the years ended December 31, 2016 and 2015, the Company has not contributed any profit sharing amounts.

Note 10 – Employee Benefit Plans (Continued)

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2016 and 2015, other liabilities included approximately $1.6 million and $1.4 million, respectively, accrued under this plan. For the year ended December 31, 2016, expenses related to this plan, which are included in the consolidated statements of operations and are recorded in salaries and employee benefits, amounted to $204,000 as compared to $261,000 for the year ended December 31, 2015.

On September 7, 2016, the Bank entered into a deferred compensation agreement with the President and CEO, effective September 1, 2016, to provide nonqualified pension benefits. Under the deferred compensation agreement, the President and CEO may elect to defer receipt of up to $100,000 of his base salary to be credited to the deferral account under the agreement. In addition, the Bank may make elective contributions to the deferral account. On September 1, 2016, the Bank made an elective contribution to the deferral account in the amount of $70,000. The Bank may, at any time, make additional employer contributions to the deferral account. Amounts credited to the President and CEO’s deferral account are adjusted monthly for interest, as described in the agreement. The unfunded liability related to the deferred compensation agreement of $83,000 is recorded in other liabilities in the consolidated balance sheets. For the year ended December 31, 2016, expenses related to this plan, which are included in the consolidated statements of operations and are recorded in salaries and employee benefits, amounted to $83,000.

Note 11 – Income Taxes

The components of income tax expense for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(In Thousands)

Current	$4,791	$4,069
Deferred	(463)	(484)

Income tax expense	$4,328	$3,585

A reconciliation of the statutory Federal income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2016 and 2015:

	2016		2015
	Amount	%	Amount	%
	(Dollars In Thousands)

Federal income tax expense at statutory rate	$4,406	34.0%	$3,376	34.0%
Increases (decreases) resulting from:
Tax exempt interest	(334)	(2.6)	(239)	(2.4)
Bank owned life insurance income	(455)	(3.5)	(151)	(1.5)
State income taxes, net of federal income tax benefit	712	5.5	557	5.6
Other, net	(1)	-	42	0.4

Income tax expense	$4,328	33.4%	$3,585	36.1%

The components of the net deferred tax asset, included in other assets on the Consolidated Balance Sheets, as of December 31, 2016 and 2015, were as follows:

	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,841	$3,501
Depreciation and amortization	507	535
Deferred compensation	1,291	1,130
OREO write-downs	33	7
Unrealized loss on securities available for sale	250	256
Other	31	10

Total deferred tax assets	5,953	5,439
Deferred tax liabilities:
Purchase accounting adjustments	-	(4)
Other	(483)	(422)

Total deferred tax liabilities	(483)	(426)

Net Deferred Tax Asset	$5,470	$5,013

Note 12 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(In Thousands, Except Per Share Data)

Net income	$8,631	$6,347
Preferred stock dividend	-	(57)

Income applicable to common shareholders	$8,631	$6,290

Weighted average common shares outstanding	8,321	8,304
Effect of dilutive securities, stock options and restricted stock	209	203

Weighted average common shares outstanding used to calculate diluted earnings per share	8,530	8,507

Basic earnings per common share	$1.04	$0.76

Diluted earnings per common share	$1.01	$0.74

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For 2016 and 2015, there were no stock options that were anti-dilutive.

Note 13 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2025. Aggregate rent expense was $1,982,000 and $1,965,000 for the years ended December 31, 2016 and 2015, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2016 are as follows (in thousands):

2017	$1,564
2018	1,474
2019	1,395
2020	1,169
2021	931
Thereafter	2,105

Total	$8,638

Note 14 – Stock-Based Compensation

General

On March 20, 2007, the Board of Directors adopted the Two River Bancorp 2007 Equity Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the 2007 annual meeting. This plan provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2016, the number of shares of Company common stock remaining and available for future issuance under the Plan is 173,011. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board. All share and per share data have been retroactively adjusted to reflect the 5% stock dividend paid on February 28, 2017 to shareholders of record as of February 9, 2017.

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

Restricted stock is stock which is subject to certain transfer restrictions and to a risk of forfeiture. The Committee will determine the period over which any restricted stock which is issued under the Plan will vest, and will impose such restrictions on transferability, risk of forfeiture and other restrictions as the Committee may in its discretion determine. Unless restricted by the Committee, a participant granted restricted stock will have all of the rights of a shareholder (except for the aforesaid transfer restrictions and risk of forfeitures), including the right to vote the restricted stock and the right to receive dividends with respect to that stock.

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

Stock Options

On October 11, 2016, the Committee awarded an officer an ISO to purchase an aggregate of 5,250 shares of Company’s common stock. These options are scheduled to vest 20% per year over five years beginning October 11, 2017. These options were granted with an exercise price of $11.21 per share as determined in accordance with the Plan.

Stock-based compensation expense related to the stock option grants was approximately $113,000 and $98,000 for the years ended December 31, 2016 and 2015, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $195,000 as of December 31, 2016 and will be recognized over the subsequent weighted average life of 1.6 years.

Note 14 – Stock-Based Compensation (Continued)

The following table presents information regarding the Company’s outstanding options:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, December 31, 2015		459,959		$4.91
Options granted		5,250		11.21
Options exercised		(28,903)		3.60
Options forfeited		(3,855)		7.99

Options outstanding, December 31, 2016		432,451		$5.05	3.85	$3,969,726
Options exercisable, December 31, 2016		357,476		$4.37	3.88	$3,520,288

Options price range at December 31, 2016	$2.87	to	$11.21

The total intrinsic value of stock options exercised was $190,800 and $137,000 during the years ended December 31, 2016 and 2015, respectively. Cash received from such exercises was $104,100 and $113,000, respectively. A tax benefit of $25,000 and $7,000 was recognized during the years ended December 31, 2016 and 2015.

The following summarizes information about stock options outstanding at December 31, 2016:

			Options Outstanding
Range of Exercise Prices			Number Outstanding at December 31, 2016	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$2.87	-	$3.65	193,774	2.3	$3.23
$4.94	-	$5.23	128,689	5.2	5.02
$7.06	-	$8.00	69,458	7.4	7.53
$8.59	-	$9.20	35,280	8.1	9.15
	$11.21		5,250	9.8	11.21

Total options outstanding			432,451

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the stock options granted on October 11, 2016:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	1.54%
Expected life (in years)	7.5
Weighted average fair value of options granted	$3.05

The following assumptions were used to estimate the fair value of the stock options granted on December 15, 2015:

Dividend yield	1.45%
Expected volatility	27.22%
Risk-free interest rate	2.06%
Forfeiture rate	5.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.66

Note 14 – Stock-Based Compensation (Continued)

The following assumptions were used to estimate the fair value of the stock options granted on May 11, 2015:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	2.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.55

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

Compensation expense related to the restricted stock was to $118,000 and $88,000 for the years ended December 31, 2016 and 2015, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during years ended December 31, 2016 and 2015 related to the restricted stock compensation.

Total unrecognized compensation cost related to restricted stock under the Plan was $237,000 as of December 31, 2016 and will be recognized over the subsequent weighted average life of 1.4 years.

The following table summarizes information about restricted stock for the year ended December 31, 2016:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2015	24,079	$7.96
Restricted stock earned	(6,797)	(8.22)
Granted	16,800	9.90

Unvested at December 31, 2016	34,082	$8.90

Other Awards

During the year ended December 31, 2016, the Company granted 1,050 shares of stock to certain other persons who will provide substantial services to the Company. The Company placed no restrictions on these shares. These shares were valued at the market value on the date of grant at $10,390 and were expensed during the second quarter of 2016.

Note 15 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Two River Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. Two River Bancorp relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2016 were current as to principal and interest payments, and did not involve more than normal risk of collectability. Total extensions of credit to related parties at December 31, 2016 and 2015 were $14.4 million and $15.8 million, respectively. Of these amounts, loans outstanding to related parties at December 31, 2016 and 2015 were $8.8 million and $10.2 million, respectively, with the balance representing unused extensions of credit. During 2016, new loans and advances to such related parties totaled $721,000 and repayments and other reductions aggregated $2.1 million. Deposits from certain directors, executive officers and their affiliates at December 31, 2016 and 2015 totaled $14.0 million and $14.8 million, respectively, plus an additional $3.1 million and $1.7 million, respectively, in securities sold under agreements to repurchase.

In 2016, the Company did not pay any amounts to any director or his or her affiliates for products or services, except for compensation for board or board committee services. In 2015, the Company paid $1,820 to one director for certain services unrelated to board or board services.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $203,728,000 and $166,262,000 at December 31, 2016 and 2015, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $3,973,000 and $4,315,000 at December 31, 2016 and 2015, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2016 and 2015.

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

Under the New Jersey Banking Act (the “Banking Act”), no dividend may be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired, and the Bank will have a surplus of not less than 50% of its capital stock. Therefore the highest amount of dividends that the Bank could pay to the Company at December 31, 2016 under the Banking Act is $84.5 million, subject to amounts it needs to retain in order to remain “well capitalized” as set forth below. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at December 31, 2016 and 2015, are presented below.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2016
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$82,994	10.33%	$	>36,154	>4.50%	$	N/A	N/A
Two River Community Bank	92,270	11.49%		>36,137	>4.50%		>52,198	>6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	102,509	12.76%		>64,269	>8.00%		N/A	N/A
Two River Community Bank	101,835	12.68%		>64,249	>8.00%		>80,312	>10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	82,994	10.33%		>48,206	>6.00%		>48,206	>6.00%
Two River Community Bank	92,270	11.49%		>48,183	>6.00%		>64,244	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	82,994	8.94%		>37,134	>4.00%		N/A	N/A
Two River Community Bank	$92,270	9.95%	$	>37,093	>4.00%	$	>46,367	>5.00%

As of December 31, 2015
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$75,273	10.13%		>33,438	>4.50%	$	N/A	N/A
Two River Community Bank	84,659	11.39%		>33,447	>4.50%		>48,313	>6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	93,986	12.65%	$	>59,438	>8.00%	$	N/A	N/A
Two River Community Bank	93,372	12.56%		>59,473	>8.00%		>74,341	>10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	75,273	10.13%		>44,584	>6.00%		>44,584	>6.00%
Two River Community Bank	84,659	11.39%		>44,596	>6.00%		>59,462	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	75,273	8.97%		>33,567	>4.00%		N/A	N/A
Two River Community Bank	$84,659	10.09%	$	>33,562	>4.00%	$	>41,952	>5.00%

*Applies to the Bank only. For the Company to be “well-capitalized”, the Tier 1 Capital to Risk Weighted Assets has to be at least 6.00%.

Note 17 – Regulatory Matters (Continued)

Basel III Capital Rules. In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 Capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. Effective January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% for the Bank to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% for the Bank to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

The risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is being phased in over a four year period that began January 1, 2016, with a required buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Effective January 1, 2016, the capital levels required for the Company and the Bank to avoid these limitations were as follows:

(i)	a common equity Tier 1 capital ratio of 5.125%;
(ii)	a Tier 1 Risk based capital ratio of 6.625%; and
(iii)	a Total Risk based capital ratio of 8.625%.

As of December 31, 2016, the Bank had a conservation buffer greater than 2.5%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2016

Securities available for sale:

U.S. Government agency securities	$-	$8,413	$-	$8,413
Municipal securities	-	503	-	503
GSE – Residential mortgage-backed securities	-	11,255	-	11,255
U.S. Government collateralized residential mortgage obligations	-	9,537	-	9,537
Corporate debt securities, primarily financial institutions	-	2,359	-	2,359
CRA mutual fund	2,397	-	-	2,397

Total securities available for sale	$2,397	$32,067	$-	$34,464

At December 31, 2015

Securities available for sale:

U.S. Government agency securities	$-	$1,238	$-	$1,238
Municipal securities	-	517	-	517
GSE – Residential mortgage-backed securities	-	14,449	-	14,449
U.S. Government collateralized residential mortgage obligations	-	12,627	-	12,627
Corporate debt securities, primarily financial institutions	-	2,317	-	2,317
CRA mutual fund	2,382	-	-	2,382

Total securities available for sale	$2,382	$31,148	$-	$33,530

As of December 31, 2016 and 2015, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Note 18 – Fair Value of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2016
Impaired loans, net of allowance recorded	$-	$-	$496	$496
OREO	-	-	259	259

At December 31, 2015
Impaired loans, net of allowance recorded	$-	$-	$3,256	$3,256
Impaired loans, net of partial charge-offs	-	-	1,389	1,389
OREO	-	-	411	411

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2016 and 2015.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans, except for two loans in one relationship which are evaluated on a cash flow basis. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At December 31, 2016, two loans received a 5.0% discount to their appraised values while at December 31, 2015, there were no discounts applied to appraisal values as impaired appraisals were current. At December 31, 2016 and 2015, liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

●

OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At December 31, 2016, the discount and liquidation expenses for collateral adjustments to our one OREO property was 5.95%, while at December 31, 2015, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 0.4% to 6.0% (weighted average of 3.9%). These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2016 and 2015, OREO totaling $259,000 and $411,000, respectively, were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At December 31, 2016, the Company had no residential real estate properties held in OREO while at December 31, 2015, there was one residential loan for $153,000 held in OREO, which was subsequently sold during the first quarter of 2016. As of December 31, 2016 and 2015, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $532,000 and $542,000, respectively.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and 2015:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Note 18 – Fair Value of Financial Instruments (Continued)

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2016 and 2015, there were no Level 3 securities.

Restricted Investments (carried at cost):

The carrying amount of restricted investment in Federal Home Loan Bank stock, Atlantic Community Bancshares, Inc. stock and Solomon Hess SBA Loan Fund approximates fair value, and considers the limited marketability of such securities.

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

Deposit Liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date, (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at December 31, 2016 and 2015, applies a 4.64% and 4.49% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2016 and 2015.

Note 18 – Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 were as follows:

	Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$42,077	$42,077	$42,077	$-	$-
Securities available for sale	34,464	34,464	2,397	32,067	-
Securities held to maturity	57,843	57,284	-	57,284	-
Restricted investments	4,805	4,805	-	-	4,805
Loans held for sale	4,537	4,698	-	-	4,698
Loans receivable, net	743,527	740,910	-	-	740,910
Accrued interest receivable	2,234	2,234	-	621	1,613

Financial liabilities:
Deposits	776,567	776,404	-	776,404	-
Securities sold under agreements to repurchase	19,915	19,915	-	19,915	-
Long-term debt	25,300	25,363	-	25,363	-
Subordinated debt	9,855	9,827	-	9,827	-
Accrued interest payable	100	100	-	100	-

	Fair Value Measurements at December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$46,727	$46,727	$46,727	$-	$-
Securities available for sale	33,530	33,530	2,382	31,148	-
Securities held to maturity	43,167	43,668	-	43,668	-
Restricted investments	3,596	3,596	-	-	3,596
Loans held for sale	3,050	3,105	-	-	3,105
Loans receivable, net	684,437	676,703	-	-	676,703
Accrued interest receivable	1,912	1,912	-	422	1,490

Financial liabilities:
Deposits	708,436	707,908	-	707,908	-
Securities sold under agreements to repurchase	19,545	19,545	-	19,545	-
Long-term debt	26,500	26,882	-	26,882	-
Subordinated debt	9,824	9,823	-	9,823	-
Accrued interest payable	118	118	-	118	-

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

From January 1, 2016 until December 31, 2016, the Company maintained a Share Repurchase Program under which the Company repurchased a total of 13,894 shares for a total price of approximately $148,000. This program expired on December 31, 2016.

On December 15, 2016, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2017 to December 31, 2017.

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Two River Bancorp, is as follows:

Condensed Balance Sheets

	December 31,
	2016	2015
	(In Thousands)
Assets
Cash and cash equivalents	$161	$333
Investments in subsidiaries	110,042	102,388
Other assets	470	345

Total assets	$110,673	$103,066

Liabilities and Shareholders’ Equity
Subordinated debt	$9,855	$9,824
Other liabilities	102	240
Shareholders’ equity	100,716	93,002

Total liabilities and shareholders’ equity	$110,673	$103,066

Condensed Statements of Operations and Comprehensive Income

	December 31,
	2016	2015
	(In Thousands)

Dividends from Bank	$1,636	$1,456
Interest expense - subordinated debt	656	33
Other operating expenses	233	186

Income before income taxes	747	1,237

Income tax benefit	(239)	(10)

Income before undistributed income of subsidiaries	986	1,247

Equity in undistributed income of subsidiaries	7,645	5,100

Net income	$8,631	$6,347

Equity in other comprehensive income (loss) of subsidiaries, net of tax	8	(54)

Total comprehensive income, net of tax	$8,639	$6,293

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income	$8,631	$6,347
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of dividends received from Bank	(7,645)	(5,100)
Amortization of subordinated debt issuance costs	31	-
Stock-based compensation expense	231	186
Other, net	(264)	248

Net cash provided by operating activities	984	1,681

Cash flows from investing activities:
Contributions to subsidiary, net	-	(3,809)
Net cash used in investing activities	-	(3,809)

Cash flows from financing activities:
Proceeds from exercise of stock options	104	114
Tax benefit of stock options exercised	25	7
Proceeds from employee stock purchase program	56	56
Redemption of preferred stock, Series C	-	(6,000)
Proceeds from subordinated debt placement, net of issuance costs	-	9,824
Common stock repurchased	(148)	(497)
Cash dividends paid on common stock	(1,193)	(1,032)
Dividends paid on preferred stock, Series C	-	(57)

Net cash provided by (used in) financing activities	(1,156)	2,415

Net increase (decrease) in cash and cash equivalents	(172)	287

Cash and Cash Equivalents - Beginning	333	46

Cash and Cash Equivalents – Ending	$161	$333

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2016 and 2015, on a quarterly basis, for Two River Bancorp. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,970	$8,777	$8,539	$8,338
Interest expense	1,376	1,308	1,270	1,210

Net interest income	7,594	7,469	7,269	7,128
Provision for loan losses	(345)	470	390	-

Net interest income after provision for loan losses	7,939	6,999	6,879	7,128
Non-interest income	1,447	1,983	1,166	893
Non-interest expense	5,360	5,339	5,379	5,397

Income before income taxes	4,026	3,643	2,666	2,624
Income taxes	1,459	999	939	931

Net income	$2,567	$2,644	$1,727	$1,693
Per common share data:
Basic earnings	$0.31	$0.32	$0.21	$0.20
Diluted earnings	$0.30	$0.31	$0.20	$0.20

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,306	$8,218	$7,903	$7,676
Interest expense	1,019	973	967	904

Net interest income	7,287	7,245	6,936	6,772
Provision for loan losses	90	120	190	90

Net interest income after provision for loan losses	7,197	7,125	6,746	6,682
Non-interest income	984	836	941	776
Non-interest expense	5,509	5,308	5,377	5,161

Income before income taxes	2,672	2,653	2,310	2,297
Income taxes	921	961	849	854

Net income	1,751	1,692	1,461	1,443

Preferred stock dividends	(12)	(15)	(15)	(15)

Net income available to common shareholders	$1,739	$1,677	$1,446	$1,428
Per common share data:
Basic earnings	$0.21	$0.20	$0.17	$0.17
Diluted earnings	$0.20	$0.20	$0.17	$0.17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP

Date: March 24, 2017	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 24, 2017
Frank J. Patock, Jr.

/s/ JAMES M. BOLLERMAN	Vice Chairman of the Board	March 24, 2017
James M. Bollerman

/s/ JOHN J. PERRI, JR., CPA	Vice Chairman of the Board	March 24, 2017
John J. Perri, Jr., CPA

/s/ CHARLES F. BUTRICO, JR.	Director	March 24, 2017
Charles F. Butrico, Jr.

/s/ ROBERT E. GREGORY	Director	March 24, 2017
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 24, 2017
Robert B. Grossman, MD

/s/ WILLIAM F. LaMORTE	Director	March 24, 2017
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 24, 2017
Joseph F.X. O’Sullivan

/s/ WILLIAM STATTER	Director	March 24, 2017
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 24, 2017
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Corporate Secretary of the Board	March 24, 2017
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 24, 2017
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 24, 2017
A. Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
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

Employment Agreement dated as of June 1, 2016, among the Registrant, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2016)

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

10.20	#

Deferred Compensation Agreement dated as of September 7, 2016, between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on September 9, 2016)

10.21	#

Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and Anthony Mero (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

10.22	#

Second Amendment to Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

10.23	#

Fifth Amendment to Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

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