Form 10-Q
period 2017-03-31
TWO RIVER BANCORP
filed 2017-05-11
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 8, 2017, there were 8,394,036 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

TWO RIVER BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$21,266	$19,844
Interest-bearing deposits in bank	40,395	22,233
Cash and cash equivalents	61,661	42,077

Securities available for sale	32,797	34,464
Securities held to maturity (fair value of $56,712 and $57,284 at March 31, 2017and December 31, 2016, respectively)	57,067	57,843
Restricted investments, at cost	4,986	4,805
Loans held for sale	3,763	4,537
Loans	762,687	753,092
Allowance for loan losses	(9,567)	(9,565)
Net loans	753,120	743,527

Other real estate owned (“OREO”)	259	259
Bank owned life insurance	21,165	21,029
Premises and equipment, net	5,327	4,662
Accrued interest receivable	2,090	2,234
Goodwill	18,109	18,109
Other assets	6,729	6,665

Total Assets	$967,073	$940,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$156,284	$160,104
Interest-bearing	643,421	616,463
Total Deposits	799,705	776,567

Securities sold under agreements to repurchase	21,437	19,915
FHLB and other borrowings	24,300	25,300
Subordinated debt	9,863	9,855
Accrued interest payable	98	100
Other liabilities	9,264	7,758

Total Liabilities	864,667	839,495

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,701,461 and 8,677,536 at March 31, 2017 and December 31, 2016, respectively
Outstanding – 8,389,367 and 8,365,442 at March 31, 2017 and December 31, 2016, respectively	79,194	79,056
Retained earnings	25,930	24,447
Treasury stock, at cost; 312,094 shares at March 31, 2017 and December 31, 2016	(2,396)	(2,396)
Accumulated other comprehensive loss	(322)	(391)
Total Shareholders' Equity	102,406	100,716

Total Liabilities and Shareholders’ Equity	$967,073	$940,211

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

     (in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Loans, including fees	$8,403	$7,913
Securities:
Taxable	233	192
Tax-exempt	285	200
Interest-bearing deposits	72	33
Total Interest Income	8,993	8,338
Interest Expense
Deposits	1,038	883
Securities sold under agreements to repurchase	15	14
FHLB and other borrowings	145	148
Subordinated debt	165	165
Total Interest Expense	1,363	1,210
Net Interest Income	7,630	7,128
Provision For Loan Losses	225	-
Net Interest Income after Provision for Loan Losses	7,405	7,128

Non-Interest Income
Service fees on deposit accounts	150	136
Mortgage banking	426	214
Other loan fees	92	81
Earnings from investment in bank owned life insurance	136	109
Gain on sale of SBA loans	117	94
Net gain on sale of securities	-	72
Other income	204	187
Total Non-Interest Income	1,125	893

Non-Interest Expenses
Salaries and employee benefits	3,453	3,105
Occupancy and equipment	1,054	995
Professional	341	335
Insurance	48	47
FDIC insurance and assessments	123	105
Advertising	110	110
Data processing	130	135
Outside services fees	103	123
Amortization of identifiable intangibles	-	10
OREO expenses, impairments and sales, net	(3)	19
Loan workout expenses	27	80
Other operating	391	333
Total Non-Interest Expenses	5,777	5,397

Income before Income Taxes	2,753	2,624
Income tax expense	951	931
Net Income	$1,802	$1,693

Earnings Per Common Share:
Basic	$0.22	$0.20
Diluted	$0.21	$0.20
Weighted average common shares outstanding
Basic	8,341	8,314
Diluted	8,618	8,494

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

     (in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$1,802	$1,693
Other comprehensive income:

Unrealized holdings gains on securities available for sale, net of income tax expense 2017: $44; 2016: $64	69	95

Other comprehensive income	69	95

Total comprehensive income	$1,871	$1,788

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other	Total
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2017	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716
Net income	-	-	1,802	-	-	1,802
Common stock dividend – adjustment	(1,069)	-	-	-	-	-
Other comprehensive income	-	-	-	-	69	69
Stock-based compensation expense	-	69	-	-	-	69
Cash dividends on common stock ($0.04 per share)	-	-	(319)	-	-	(319)
Options exercised	13,890	54	-	-	-	54
Restricted stock awards	10,018	-	-	-	-	-
Employee stock purchase program	1,086	15	-	-	-	15
Balance, March 31, 2017	8,389,367	$79,194	$25,930	$(2,396)	$(322)	$102,406

Balance, January 1, 2016	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002
Net income	-	-	1,693	-	-	1,693
Other comprehensive income	-	-	-	-	95	95
Stock-based compensation expense	-	40	-	-	-	40
Cash dividends on common stock ($0.035 per share)	-	-	(278)	-	-	(278)
Options exercised	13,547	53	-	-	-	53
Common stock repurchased	(732)	-	-	(6)	-	(6)
Employee stock purchase program	1,435	14	-	-	-	14
Balance, March 31, 2016	7,943,446	$72,997	$24,174	$(2,254)	$(304)	$94,613

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities
Net income	$1,802	$1,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	200
Provision for loan losses	225	-
Intangible amortization	-	9
Amortization of subordinated debt issuance costs	8	7
Net amortization of securities premiums and discounts	218	155
Earnings from investment in bank owned life insurance	(136)	(109)
Proceeds from sale of mortgage loans held for sale	15,808	11,960
Origination of mortgage loans held for sale	(13,345)	(8,702)
Gain on sale of mortgage loans held for sale	(294)	(208)
Gain on sale of loans transferred from held for investment to held for sale	(91)	-
Net realized loss on sale of OREO	-	45
Stock-based compensation expense	69	40
Net realized gain on sale of securities held to maturity	-	(72)
Proceeds from sale of SBA loans held for sale	3,408	941
Origination of SBA loans held for sale	(4,686)	(847)
Gain from sale of SBA loans held for sale	(117)	(94)
Decrease (increase) in assets:
Accrued interest receivable	144	31
Other assets	(108)	(31)
Increase (decrease) in liabilities:
Accrued interest payable	(2)	(33)
Other liabilities	1,506	21
Net Cash Provided by Operating Activities	4,598	5,006
Cash Flows From Investing Activities
Purchase of securities available for sale	-	(2,257)
Purchase of securities held to maturity	-	(3,391)
Proceeds from repayments, calls and maturities of securities available for sale	1,679	1,359
Proceeds from repayments, calls and maturities of securities held to maturity	659	354
Proceeds from sales of securities held to maturity	-	1,076
Proceeds from sale of loans transferred from held for investment to held for sale	4,638	-
Net increase in loans	(14,365)	(11,001)
Purchases of premises and equipment	(854)	(17)
Purchase of restricted investments, net	(181)	(161)
Proceeds from sale of OREO	-	107
Net Cash Used In Investing Activities	(8,424)	(13,931)
Cash Flows From Financing Activities
Net increase in deposits	23,138	18,668
Net increase in securities sold under agreements to repurchase	1,522	587
Repayment of FHLB and other borrowings	(1,000)	(2,700)
Cash dividends paid – common stock	(319)	(278)
Proceeds from employee stock purchase plan	15	14
Proceeds from exercise of stock options	54	53
Common stock repurchased	-	(6)
Net Cash Provided by Financing Activities	23,410	16,338
Net Increase in Cash and Cash Equivalents	19,584	7,413
Cash And Cash Equivalents – Beginning	42,077	46,727
Cash And Cash Equivalents - Ending	$61,661	$54,140
Supplementary cash flow information:
Interest paid	$1,365	$1,243
Income taxes paid	$1,790	$1,317
Supplemental schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$4,547	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017 (the “2016 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Correction of an Immaterial Error on the Consolidated Statement of Cash Flows

The Company identified an immaterial error related to its consolidated statement of cash flows for the origination of SBA loans sold. The Company determined that in the prior period reported, these amounts were improperly reflected in cash flow from investing activities instead of in cash flow from operating activities. The Company reviewed the impact of this error on the prior period and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the three months ended March 31, 2016 by presenting these amounts within operating activities as opposed to within the investing activities. The impact of the error decreased net cash provided by operating activities by $847,000 and increased the Company’s cash flows from investing activities by an equivalent amount for the three months ended March 31, 2016.

NOTE 2 – NEW ACCOUNTING STANDARDS

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

ASU 2016-09: In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP), which the Company has elected, or account for forfeitures when they occur. Further, the ASU provides two accounting alternatives to nonpublic entities: A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. Also a nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted the provisions of ASU 2016-09 and the adoption has not had a material impact on its financial position, results of operations or cash flows.

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

The Company performed its annual step one goodwill impairment analysis as of August 31, 2016. Based on the results of the step one goodwill impairment analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding excluding restricted stock awards outstanding during the period. Diluted earnings per common share reflects additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued relating to outstanding stock options and restricted stock awards. Potential shares of common stock issuable upon the exercise of stock options are determined using the treasury stock method. All share and per share data have been adjusted to reflect a 5% stock dividend paid on February 28, 2017.

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	(dollars in thousands, except per share data)
	2017	2016

Net income	$1,802	$1,693

Weighted average common shares outstanding – Basic	8,340,749	8,314,004
Effect of dilutive stock options and restricted stock	276,956	179,915

Weighted average common shares outstanding – Diluted	8,617,705	8,493,919

Basic earnings per common share	$0.22	$0.20

Diluted earnings per common share	$0.21	$0.20

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three month period ended March 31, 2017, as compared to 32,100 for the three month period ended March 31, 2016.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2017:

Securities available for sale:
U.S. Government agency securities	$8,279	$-	$(60)	$8,219
Municipal securities	500	5	-	505
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	10,478	2	(152)	10,328
U.S. Government collateralized residential mortgage obligations	9,112	7	(180)	8,939
Corporate debt securities, primarily financial institutions	2,493	9	(105)	2,397

Sub-total	30,862	23	(497)	30,388

Community Reinvestment Act (“CRA”) mutual fund	2,463	-	(54)	2,409

Total securities available for sale	$33,325	$23	$(551)	$32,797

Securities held to maturity:
Municipal securities	$47,478	$330	$(445)	$47,363
GSE – Residential mortgage-backed securities	5,113	5	(55)	5,063
U.S. Government collateralized residential mortgage obligations	2,653	2	(31)	2,624
Corporate debt securities, primarily financial institutions	1,823	-	(161)	1,662

Total securities held to maturity	$57,067	$337	$(692)	$56,712

NOTE 5 – SECURITIES (Continued)

		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2016:

Securities available for sale:
U.S. Government agency securities	$8,474	$1	$(62)	$8,413
Municipal securities	501	2	-	503
GSE – residential mortgage-backed securities	11,455	2	(202)	11,255
U.S. Government collateralized residential mortgageobligations	9,731	6	(200)	9,537
Corporate debt securities, primarily financial institutions	2,493	7	(141)	2,359

Sub-total	32,654	18	(605)	32,067

CRA mutual fund	2,541	-	(54)	2,397

Total securities available for sale	$35,105	$18	$(659)	$34,464

Securities held to maturity:
Municipal securities	$47,806	$224	$(528)	$47,502
GSE – residential mortgage-backed securities	5,414	6	(65)	5,355
U.S. Government collateralized residential mortgageobligations	2,801	1	(29)	2,773
Corporate debt securities, primarily financial institutions	1,822	-	(168)	1,654

Total securities held to maturity	$57,843	$231	$(790)	$57,284

The amortized cost and fair value of the Company’s debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$-	$-	$12,999	$13,026
Due in one year through five years	3,283	3,295	5,282	5,203
Due in five years through ten years	-	-	5,330	5,418
Due after ten years	7,989	7,826	25,690	25,378

Sub-total	11,272	11,121	49,301	49,025

GSE – residential mortgage-backed securities	10,478	10,328	5,113	5,063
U.S. Government collateralized residential mortgageobligations	9,112	8,939	2,653	2,624

Total	$30,862	$30,388	$57,067	$56,712

The Company had no security sales during the three months ended March 31, 2017 and one security sale totaling $1.0 million in which the Company recorded a gross realized gain of $72,000 during the three months ended March 31, 2016. The sale during the first quarter of 2016 was a municipal bond, which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

NOTE 5 – SECURITIES (Continued)

Investment securities with a carrying value of $31,739,000 and $33,088,000 at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017:	(in thousands)

U.S. Government agency securities	$5,959	$(51)	$2,221	$(9)	$8,180	$(60)
Municipal securities	14,791	(445)	-	-	14,791	(445)
GSE – residential mortgage-backed securities	9,144	(114)	5,389	(93)	14,533	(207)
U.S. Government collateralized residential mortgage obligations	4,266	(35)	4,741	(176)	9,007	(211)
Corporate debt securities, primarily financial institutions	-	-	3,053	(266)	3,053	(266)
CRA mutual fund	-	-	2,409	(54)	2,409	(54)
Total temporarily impaired securities	$34,160	$(645)	$17,813	$(598)	$51,973	$(1,243)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:	(in thousands)

U.S. Government agency securities	$7,125	$(62)	$-	$-	$7,125	$(62)
Municipal securities	22,036	(528)	-	-	22,036	(528)
GSE – residential mortgage-backed securities	9,632	(163)	5,949	(104)	15,581	(267)
U.S. Government collateralized residential mortgage obligations	5,630	(50)	4,990	(179)	10,620	(229)
Corporate debt securities, primarily financial institutions	-	-	3,009	(309)	3,009	(309)
CRA mutual fund	2,397	(54)	-	-	2,397	(54)
Total temporarily impaired securities	$46,820	$(857)	$13,948	$(592)	$60,768	$(1,449)

The Company had 62 securities in an unrealized loss position at March 31, 2017. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations, GSE residential mortgage-backed securities and the CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At March 31, 2017, the Company does not intend to sell these debt securities prior to market recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. At March 31, 2017, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2017. These four securities have an amortized cost value of $2.8 million and a fair value of $2.6 million at March 31, 2017.

There were no other-than-temporary impairments recognized during the three months ended March 31, 2017 and 2016.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. During the three months ended March 31, 2017, the Company transferred $4.6 million from held for investment to held for sale. During the three months ended March 31, 2016, the Company did not transfer any loans from held for investment to held for sale. Transfers from held for investment are infrequent and occur at the lower of cost or fair value less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2017 and December 31, 2016, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The components of the loan portfolio held for investment at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)

Commercial and industrial	$94,757	$93,697
Real estate – construction	109,066	111,914
Real estate – commercial	471,259	460,685
Real estate – residential	58,987	59,065
Consumer	29,190	28,279

	763,259	753,640
Allowance for loan losses	(9,567)	(9,565)
Unearned fees	(572)	(548)

Net Loans	$753,120	$743,527

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2017:			(In Thousands)

Commercial and industrial	$594	$249	$105	$948	$93,809	$94,757	$-
Real estate – construction	-	-	-	-	109,066	109,066	-
Real estate – commercial	153	-	305	458	470,801	471,259	-
Real estate – residential	-	-	518	518	58,469	58,987	-
Consumer	52	-	107	159	29,031	29,190	-

Total	$799	$249	$1,035	$2,083	$761,176	$763,259	$-

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2016:			(In Thousands)

Commercial and industrial	$-	$-	$119	$119	$93,578	$93,697	$-
Real estate – construction	-	-	-	-	111,914	111,914	-
Real estate – commercial	154	-	666	820	459,865	460,685	-
Real estate – residential	-	-	533	533	58,532	59,065	-
Consumer	-	-	-	-	28,279	28,279	-

Total	$154	$-	$1,318	$1,472	$752,168	$753,640	$-

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In Thousands)

Commercial and industrial	$354	$119
Real estate – construction	-	-
Real estate – commercial	305	666
Real estate – residential	745	763
Consumer	107	-

Total	$1,511	$1,548

The following table presents newly troubled debt restructured loans that occurred during the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	1	$150	$150
Real estate – construction	1	150	150
	2	$300	$300

	Three months ended March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	1	$257	$257

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

At March 31, 2017, TDRs totaled $8.2 million, including $7.8 million that were current and four non-accrual loans totaling $405,000. As of December 31, 2016, TDRs totaled $8.2 million, including $8.1 million that were current and two non-accrual loans totaling $157,000. At March 31, 2017, the Company had no specific reserve against any loan relationship classified as TDR, while at December 31, 2016, a specific reserve of $2,000 was established against one loan relationships classified as TDR.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2017 and 2016, respectively.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR.

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class at March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, respectively:

	As of March 31, 2017			For the three months ended March 31, 2017
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,677	$3,926	$-	$3,924	$44
Real estate – construction	3,183	3,183	-	3,184	34
Real estate – commercial	1,178	1,178	-	1,196	10
Real estate – residential	1,120	1,120	-	1,130	5
Consumer	107	107	-	107	-

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$3,677	$3,926	$-	$3,924	$44
Real estate – construction	3,183	3,183	-	3,184	34
Real estate – commercial	1,178	1,178	-	1,196	10
Real estate – residential	1,120	1,120	-	1,130	5
Consumer	107	107	-	107	-

Total	$9,265	$9,514	$-	$9,541	$93

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2016			For the three months ended March 31, 2016
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,402	$3,415	$-	$903	$7
Real estate – construction	3,036	3,036	-	3,301	34
Real estate – commercial	1,548	1,577	-	1,848	12
Real estate – residential	1,139	1,189	-	1,174	5
Consumer	-	-	-	208	2

With an allowance recorded:
Commercial and industrial	$498	$498	$2	$3,284	$40
Real estate – construction	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total:
Commercial and industrial	$3,900	$3,913	$2	$4,187	$47
Real estate – construction	3,036	3,036	-	3,301	34
Real estate – commercial	1,548	1,577	-	1,848	12
Real estate – residential	1,139	1,189	-	1,174	5
Consumer	-	-	-	208	2

Total	$9,623	$9,715	$2	$10,718	$100

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
March 31, 2017:

Commercial and industrial	$90,228	$1,256	$3,024	$249	$94,757
Real estate – construction	105,883	1,885	1,298	-	109,066
Real estate – commercial	464,506	5,895	858	-	471,259
Real estate – residential	58,242	-	745	-	58,987
Consumer	28,665	228	297	-	29,190

Total	$747,524	$9,264	$6,222	$249	$763,259

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2016:

Commercial and industrial	$88,776	$1,277	$3,644	$-	$93,697
Real estate – construction	108,728	1,894	1,292	-	111,914
Real estate – commercial	452,740	6,716	1,229	-	460,685
Real estate – residential	58,302	-	763	-	59,065
Consumer	27,856	230	193	-	28,279

Total	$736,402	$10,117	$7,121	$-	$753,640

The following tables present the balance in the allowance for loan losses at March 31, 2017 and December 31, 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
March 31, 2017:

Commercial and industrial	$874	$-	$874	$94,757	$3,677	$91,080
Real estate – construction	1,216	-	1,216	109,066	3,183	105,883
Real estate – commercial	6,444	-	6,444	471,259	1,178	470,081
Real estate – residential	461	-	461	58,987	1,120	57,867
Consumer	232	-	232	29,190	107	29,083
Unallocated	340	-	340	-	-	-

Total	$9,567	$-	$9,567	$763,259	$9,265	$753,994

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2016:

Commercial and industrial	$844	$2	$842	$93,697	$3,900	$89,797
Real estate – construction	1,276	-	1,276	111,914	3,036	108,878
Real estate – commercial	6,315	-	6,315	460,685	1,548	459,137
Real estate – residential	463	-	463	59,065	1,139	57,926
Consumer	244	-	244	28,279	-	28,279
Unallocated	423	-	423	-	-	-

Total	$9,565	$2	$9,563	$753,640	$9,623	$744,017

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2017 and 2016:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(248)	-	-	-	-	-	(248)
Recoveries	10	8	4	-	3	-	25
Provision	268	(68)	125	(2)	(15)	(83)	225

Ending balance, March 31, 2017	$874	$1,216	$6,444	$461	$232	$340	$9,567

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)

Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	-	-	-	-	-	-	-
Recoveries	3	4	242	-	1	-	250
Provision	(122)	(6)	40	36	11	41	-

Ending balance, March 31, 2016	$871	$1,281	$5,881	$340	$254	$336	$8,963

NOTE 7 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2017, the number of shares of Company common stock remaining and available for future issuance under the Plan is 162,993 after adjusting for subsequent stock dividends. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board.

From the adoption of the Plan until March 20, 2017, options awarded under the Plan were permitted to be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”). However, after March 20, 2017, only NQSOs may be awarded under the Plan. Awards may be granted under the Plan to directors and employees, and to other persons who provide substantial services to the Company.

NOTE 7 – STOCK-BASED COMPENSATION PLANS (Continued)

The exercise price per share purchasable under an option awarded under the Plan may not be less than the fair market value of a share of stock on the date of grant of the option. The Committee determines the vesting period and term of each option, provided that no ISO is permitted to have a term in excess of ten years after the date of grant.

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

Stock Options

During the first quarter of 2017, there were no stock option grants awarded to either directors or officers.

Stock based compensation expense related to the stock option grants was approximately $20,000 and $29,000 during the three months ended March 31, 2017 and 2016, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $164,000 as of March 31, 2017 and will be recognized over the subsequent weighted average life of 3.0 years.

The following table presents information regarding the Company’s outstanding stock options, after adjusting for subsequent stock dividends, at March 31, 2017:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	432,451	$5.05
Options granted	-	-
Options exercised	(13,890)	3.86
Options forfeited	-	-
Options outstanding, March 31, 2017	418,561	$5.09	3.68	$5,274,637
Options exercisable, March 31, 2017	343,597	$4.38	3.68	$4,565,718
Option price range at March 31, 2017

The total intrinsic value of options exercised during the three months ended March 2017 and 2016 was $161,000 and $76,000, respectively. Cash received from such exercises was $54,000 and $53,000, respectively. There was no tax benefit recognized in the three months ended March 31, 2017 and 2016.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $49,000 and $11,000 for the three month periods ended March 31, 2017 and 2016, respectively, and is included in salaries and employee benefits on the statement of operations. There was no deferred tax benefit recognized during the three month periods ended March 31, 2017 and 2016 related to the restricted stock compensation.

Total unrecognized compensation cost related to restricted stock options under the Plan as of March 31, 2017was $326,000 and will be recognized over the subsequent weighted average life of 3.6 years.

NOTE 7 – STOCK-BASED COMPENSATION PLANS (Continued)

The following table summarizes information about restricted stock, after adjusting for subsequent stock dividends, at March 31, 2017:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2016	34,082	$8.90
Restricted stock earned	(1,050)	(7.52)
Granted	10,018	13.93
Unvested at March 31, 2017	43,050	$10.17

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2017, the Company had $4.9 million of commercial and similar letters of credit. Management believes that the current amount of the liability as of March 31, 2017 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $27.9 million based on the current loan collateral pledged of $108.7 million at March 31, 2017.

At March 31, 2017 and December 31, 2016, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.3 million and $25.3 million, respectively. These advances had an average interest rate of 2.40% and 2.35% at March 31, 2017 and December 31, 2016, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,		Original Term
	2017	2016	Rate	(Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023

Total FHLB borrowings	$24,300	$25,300

NOTE 9 – FHLB AND OTHER BORROWINGS (Continued)

As of March 31, 2017, the FHLB has issued $55.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

The following table presents the contractual maturities of the Repurchase Agreements as of March 31, 2017 and December 31, 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
March 31, 2017:
Class of Collateral Pledged:
U.S. Government agency securities	$8,180	$-	$-	$-	$8,180
GSE – residential mortgage-backed securities	12,916	-	-	-	12,916
U.S. Government collateralized residential mortgage obligations	8,413	-	-	-	8,413
Total	$29,509	$-	$-	$-	$29,509
Gross amount of recognized liabilities for repurchase agreements and securities lending					$21,437
Excess of collateral pledged over recognized liability					$8,072

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2016:
Class of Collateral Pledged:
U.S. Government agency securities	$8,371	$-	$-	$-	$8,371
GSE – residential mortgage-backed securities	9,074	-	-	-	9,074
U.S. Government collateralized residential mortgage obligations	13,895	-	-	-	13,895
Total	$31,340	$-	$-	$-	$31,340
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,915
Excess of collateral pledged over recognized liability					$11,425

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 11 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at March 31, 2017 and December 31, 2016, which includes $137,000 and $145,000, respectively, of remaining unamortized debt issuance costs at March 31, 2017 and December 31, 2016. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2017:

Securities available for sale:
U.S. Government agency securities	$-	$8,219	$-	$8,219
Municipal securities	-	505	-	505
GSE – residential mortgage-backed securities	-	10,328	-	10,328
U.S. Government collateralized residential mortgage obligations	-	8,939	-	8,939
Corporate debt securities, primarily financial institutions	-	2,397	-	2,397
CRA mutual fund	2,409	-	-	2,409

Total securities available for sale	$2,409	$30,388	$-	$32,797

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2016:

Securities available for sale:
U.S. Government agency securities	$-	$8,413	$-	$8,413
Municipal securities	-	503	-	503
GSE – residential mortgage-backed securities	-	11,255	-	11,255
U.S. Government collateralized residential mortgage obligations	-	9,537	-	9,537
Corporate debt securities, primarily financial institutions	-	2,359	-	2,359
CRA mutual fund	2,397	-	-	2,397

Total securities available for sale	$2,397	$32,067	$-	$34,464

As of March 31, 2017, there were no securities available-for-sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At March 31, 2017:
Impaired loans, net of partial charge-offs	$-	$-	$248	$248
OREO	-	-	259	259

At December 31, 2016:
Impaired loans with an allowance recorded	$-	$-	$496	$496
OREO	-	-	259	259

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2017 and 2016.

The following valuation techniques were used to measure fair value of assets in the tables above:

●

Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At March 31, 2017, there were no loans that received a discount. At December 31, 2016, two loans received a 5.0% discount to their appraised values. At March 31, 2017, there were no liquidation expenses. At December 31, 2016, the liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

●

OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At March 31, 2017 and December 31, 2016, the discount and liquidation expenses for collateral adjustments to our one OREO property was 5.95%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2017 and December 31, 2016, OREO totaling $259,000 were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At March 31, 2017 and December 31, 2016, the Company had no residential real estate properties held in OREO. As of March 31, 2017, there were no residential mortgage loans secured by real estate that were in process of foreclosure. At December 31, 2016, the Company initiated foreclosure proceedings on one residential mortgage loan secured by real estate in the amount of $532,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At March 31, 2017 and December 31, 2016, there were no Level 3 securities.

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

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

Securities Sold Under Agreements to Repurchase (carried at cost):

The carrying amounts of these short-term borrowings approximate their fair values.

FHLB and Other Borrowing (carried at cost):

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at March 31, 2017 and December 31, 2016, applies a 4.60% and 4.64% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2017 and December 31, 2016.

The estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at March 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$61,661	$61,661	$61,661	$-	$-
Securities available for sale	32,797	32,797	2,409	30,388	-
Securities held to maturity	57,067	56,712	-	56,712	-
Restricted investments	4,986	4,986	-	-	4,986
Loans held for sale	3,763	3,980	-	-	3,980
Loans receivable, net	753,120	748,668	-	-	748,668
Accrued interest receivable	2,090	2,090	-	511	1,579

Financial liabilities:
Deposits	799,705	799,451	-	799,451	-
Securities sold under agreements to repurchase	21,437	21,437	-	21,437	-
FHLB and other borrowings	24,300	24,304	-	24,304	-
Subordinated debt	9,863	9,862	-	9,862	-
Accrued interest payable	98	98	-	98	-

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$42,077	$42,077	$42,077	$-	$-
Securities available for sale	34,464	34,464	2,397	32,067	-
Securities held to maturity	57,843	57,284	-	57,284	-
Restricted investments	4,805	4,805	-	-	4,805
Loans held for sale	4,537	4,698	-	-	4,698
Loans receivable, net	743,527	740,910	-	-	740,910
Accrued interest receivable	2,234	2,234	-	621	1,613

Financial liabilities:
Deposits	776,567	776,404	-	776,404	-
Securities sold under agreements to repurchase	19,915	19,915	-	19,915	-
FHLB and other borrowings	25,300	25,363	-	25,363	-
Subordinated debt	9,855	9,827	-	9,827	-
Accrued interest payable	100	100	-	100	-

NOTE 13 – SHAREHOLDERS’ EQUITY

On December 15, 2016, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2017 to December 31, 2017. During the three months ended March 31, 2017, the Company did not repurchase any of its common stock.

NOTE 14 – SUBSEQUENT EVENT

On April 19, 2017, the Board of Directors declared a quarterly cash dividend of $0.04 per share to common shareholders of record at the close of business on May 12, 2016, payable on May 30, 2016.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2016 Form 10-K and in this Form 10-Q.

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

Overview

The Company reported net income to common shareholders of $1.80 million, or $0.21 per diluted share, for the first quarter of 2017, compared to $1.69 million, or $0.20 per diluted share, for the same period in 2016, an increase of $109,000, or 6.4%. The increase was primarily due to higher net interest income and non-interest income, partially offset by a higher provision for loan losses and higher non-interest expenses. The annualized return on average assets was 0.76% for the three months ended March 31, 2017 as compared to 0.78% for the same period in 2016. The annualized return on average shareholders’ equity was 7.18% for the three month period ended March 31, 2017 as compared to 7.25% for the three month period ended March 31, 2016. Tangible book value per common share rose to $10.05 at March 31, 2017 as compared to $9.17 at March 31, 2016, as disclosed in the Non-GAAP Financial Measures table. All share and per share data for all referenced reporting periods have been adjusted for a 5% stock dividend paid on February 28, 2017.

Net interest income increased by $502,000, or 7.0%, for the quarter ended March 31, 2017 from the same period in 2016. Average earning assets totaled $896.4 million, an increase of $92.7 million, or 11.5%, from the quarter ended March 31, 2016, primarily due to an increase in average loans. The Company reported a net interest margin of 3.45% for the quarter ended March 31, 2017, a decrease of 12 basis points when compared to the 3.57% reported for the quarter ended March 31, 2016, but an increase of 2 basis points when compared to the 3.43% for the quarter ended December 31, 2016. The increase from the fourth quarter of 2016 primarily resulted from an increase in average loan balances combined with a slight decrease in the cost of interest bearing funds.

The Company recorded a provision for loan losses of $225,000 for the three months ended March 31, 2017 as compared to no provision for the corresponding 2016 period. The increase in our provision when compared to the same prior-year period was primarily the result of a partial charge-off representing 50% on a loan that was transferred to non-accrual status during the first quarter. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans and loan growth.

Non-interest income for the quarter ended March 31, 2017 totaled $1.12 million, an increase of $232,000, or 26.0%, compared to the same period in 2016. This increase was largely the result of a $212,000, or 99.1%, increase in residential mortgage banking revenue, which included a $91,000 gain from the sale of $4.6 million of adjustable rate mortgages, coupled with higher earnings from bank owned life insurance and gains on the sale of SBA loans. These increases were partially offset by a decrease of $72,000 in net gains on the sale of securities.

Non-interest expense for the quarter ended March 31, 2017 totaled $5.78 million, an increase of $380,000, or 7.0%, compared to the same period in 2016, largely due to higher salaries and benefits resulting from both annual merit increases along with higher commission payouts on mortgage banking volume generated during the quarter. This was partially offset by lower loan workout expenses.

Total assets at March 31, 2017 were $967.1 million, an increase of 2.9% from $940.2 million at December 31, 2016. Total loans at March 31, 2017 were $762.7 million, an increase of $9.6 million, or 1.3%, from the $753.1 million recorded at December 31, 2016. Total deposits were $799.7 million at March 31, 2017, an increase of $23.1 million, or 3.0%, from the $776.6 million at December 31, 2016. Core checking deposits at March 31, 2017 increased $31.6 million, or 10.1%, to $344.5 million from $312.9 million at year-end 2016, while savings accounts, money market deposits and time deposits decreased $8.5 million, or 1.8%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At March 31, 2017, the Company’s allowance for loan losses was $9.6 million, unchanged from the $9.6 million at December 31, 2016. The allowance for loan losses as a percentage of total loans at March 31, 2017 was 1.25%, compared to 1.27% at December 31, 2016. Non-performing assets at March 31, 2017 as a percentage of total assets was 0.18% compared to 0.19% at December 31, 2016 and 0.22% at March 31, 2016. Non-performing assets remained essentially unchanged at $1.8 million at March 31, 2017 and December 31, 2016 and decreased from $2.0 million at March 31, 2016.

Results of Operations

The Company’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest-earning assets consist primarily of loans, investment securities and federal funds sold. Sources to fund interest-earning assets consist primarily of deposits and borrowed funds. The Company’s net income is also affected by its provision for loan losses, other income and non-interest expenses. Non-interest income consists primarily of service charges, commissions and fees, earnings from investment in life insurance and gains on security and loan sales, while non-income expenses are comprised of salaries and employee benefits, occupancy costs and other operating expenses.

The following table provides information on our performance ratios for the dates indicated.

	For the Three months ended March 31,
	2017	2016
Return on average assets	0.76%	0.78%
Return on average tangible assets (1)	0.77%	0.80%
Return on average shareholders' equity	7.18%	7.25%
Return on average tangible shareholders' equity (1)	8.74%	8.98%
Net interest margin	3.45%	3.57%
Average equity to average assets	10.57%	10.80%
Average tangible equity to average tangible assets (1)	8.86%	8.90%

(1)	The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:
(in thousands except per share data and percentages)	As of and for the Three months ended March 31,
	2017	2016

Common shareholders’ equity	$102,406	$94,613
Less: goodwill and other intangible assets	(18,109)	(18,109)
Tangible common shareholders’ equity	$84,297	$76,504

Common shares outstanding (in thousands)	8,389	8,341
Book value per common share	$12.21	$11.34

Book value per common share	$12.21	$11.34
Effect of intangible assets	(2.16)	(2.17)
Tangible book value per common share	$10.05	$9.17

Return on average assets	0.76%	0.78%
Effect of intangible assets	0.01%	0.02%
Return on average tangible assets	0.77%	0.80%

Return on average equity	7.18%	7.25%
Effect of average intangible assets	1.56%	1.73%
Return on average tangible equity	8.74%	8.98%

Average equity to average assets	10.57%	10.80%
Effect of average intangible assets	(1.71%)	(1.90%)
Average tangible equity to average tangible assets	8.86%	8.90%

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

Three months ended March 31, 2017 compared to March 31, 2016

Net Interest Income

Net interest income for the quarter ended March 31, 2017 totaled $7.63 million, an increase of $502,000, or 7.0%, compared to $7.13 million for the corresponding period in 2016. This increase was largely due to an increase of $92.7 million, or 11.5%, in average interest earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a higher level of average deposits. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $50.0 million, or 17.0%. These positives were partially offset by the 12 basis point decline in our net interest margin.

The net interest margin and net interest spread decreased to 3.45% and 3.28%, respectively, for the three months ended March 31, 2017, from 3.57% and 3.39%, respectively, for the same prior year period, primarily resulting from the maturity, prepayment or contractual repricing of loans and investment securities in this extended period of low interest rates.

Total interest income for the three months ended March 31, 2017 increased by $655,000 or 7.9%. The increase in interest income was primarily due to a volume related increase in interest income of $859,000, partially offset by a rate related decrease in interest income of $204,000 for the first quarter of 2017 as compared to the same prior year period.

Interest and fees on loans increased $490,000, to $8.4 million for the three months ended March 31, 2017 compared to $7.9 million for the corresponding period in 2016. Volume related increases of $767,000 were partially offset by rate related decreases of $277,000. The average balance of the loan portfolio for the three months ended March 31, 2017 increased by $67.3 million, or 9.7%, to $762.1 million from $694.8 million for the corresponding period in 2016. The average annualized yield on the loan portfolio was 4.47% for the quarter ended March 31, 2017 compared to 4.58% for the quarter ended March 31, 2016. Additionally, the average balance of total non-accrual loans, which amounted to $1.5 million and $1.7 million at March 31, 2017 and 2016 respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $518,000 for the three months ended March 31, 2017 compared to $392,000 for the three months ended March 31, 2016, an increase of $126,000, or 32.1%. For the three months ended March 31, 2017, investment securities had an average balance of $96.0 million with an average annualized yield of 2.16% compared to an average balance of $79.2 million with an average annualized yield of 1.98% for the three months ended March 31, 2016.

Interest income on interest-bearing deposits was $72,000 for the three months ended March 31, 2017, representing an increase of $39,000, or 118.2%, from $33,000 for the three months ended March 31, 2016. For the three months ended March 31, 2017, interest-bearing deposits had an average balance of $38.3 million and an average annualized yield of 0.76% as compared to an average balance of $29.7 million and an average annualized yield of 0.45% for the same period in 2016. The increase in the rate was the result of the Federal Reserve raising short-term interest rates by 0.25% in December 2016 and another 0.25% in March 2017.

Interest expense on interest-bearing liabilities amounted to $1.4 million for the three months ended March 31, 2017 compared to $1.2 million for the corresponding period in 2016, an increase of $153,000 or 12.6%. This increase in interest expense was comprised of a $123,000 volume related increase as well as a $30,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $700.2 million for the three months ended March 31, 2017 from $624.8 million for the same period last year, an increase of $75.4 million, or 12.1%. Average NOW accounts increased $41.3 million from $150.6 million with an average annualized rate of 0.40% during the first quarter of 2016, to $191.9 million with an average annualized rate of 0.45% during the first quarter of 2017. Average time deposits increased $13.1 million from $123.4 million with an average annualized rate of 1.39% for the first quarter of 2016 to $136.5 million with an average annualized rate of 1.41% for the first quarter of 2017. Average savings accounts increased $31.3 million from $225.2 million with an average annualized rate of 0.49% during the first quarter of 2016, to $256.5 million with an average annualized rate of 0.52% during the first quarter of 2017. These average balance increases were partially offset by a decrease in average money market deposits of $12.2 million over this same period while the average annualized rate increased from 0.16% to 0.17%. During the first quarter of 2017, our average demand deposits totaled $153.2 million, an increase of $8.8 million, or 6.1%, over the same period last year. For the three months ended March 31, 2017, the average annualized cost for all interest-bearing liabilities was 0.79%, up from the 0.78% for the three months ended March 31, 2016.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2017 were $19.4 million, with an average interest rate of 0.31%, compared to $17.7 million, with an average interest rate of 0.32%, for the first quarter of 2016.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2017 and 2016 was $24.4 million and $24.2 million, respectively, with an average interest rate of 2.41% and 2.46%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at March 31, 2017, which includes $137,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

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

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$38,263	$72	0.76%	$29,721	$33	0.45%
Investment securities	96,030	518	2.16%	79,169	392	1.98%
Loans, net of unearned fees (1) (2)	762,150	8,403	4.47%	694,814	7,913	4.58%

Total Interest-Earning Assets	896,443	8,993	4.07%	803,704	8,338	4.17%

Non-Interest-Earning Assets:
Allowance for loan losses	(9,645)			(8,795)
All other assets	75,551			75,505

Total Assets	$962,349			$870,414

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$191,903	212	0.45%	$150,629	151	0.40%
Savings deposits	256,499	327	0.52%	225,197	274	0.49%
Money market deposits	61,668	26	0.17%	73,860	30	0.16%
Time deposits	136,474	473	1.41%	123,433	428	1.39%
Securities sold under agreements to repurchase	19,376	15	0.31%	17,700	14	0.32%
FHLB and other borrowings	24,447	145	2.41%	24,166	148	2.46%
Subordinated debt	9,860	165	6.69%	9,827	165	6.72%

Total Interest-Bearing Liabilities	700,227	1,363	0.79%	624,812	1,210	0.78%

Non-Interest-Bearing Liabilities:
Demand deposits	153,185			144,420
Other liabilities	7,185			7,209

Total Non-Interest-Bearing Liabilities	160,370			151,629

Shareholders' Equity	101,752			93,973

Total Liabilities and Shareholders' Equity	$962,349			$870,414

NET INTEREST INCOME		$7,630			$7,128

NET INTEREST SPREAD (3)			3.28%			3.39%

NET INTEREST MARGIN (4)			3.45%			3.57%

(1)	Included in interest income on loans are loan fees.
(2)	Includes non-performing loans.
(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning and the weighted average cost of average interest-bearing liabilities.
(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2017
	Compared to Three Months Ended
	March 31, 2016
	Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$9	$30	$39
Investment securities	83	43	126
Loans, net of unearned fees	767	(277)	490

Total Interest Income	859	(204)	655

Interest Paid On:
NOW deposits	41	20	61
Savings deposits	38	15	53
Money market deposits	(5)	1	(4)
Time deposits	45	-	45
Securities sold under agreements to repurchase	1	-	1
FHLB and other borrowings	2	(5)	(3)
Subordinated debt	1	(1)	-

Total Interest Expense	123	30	153

Net Interest Income	$736	$(234)	$502

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

There was a $225,000 provision for loan losses reported for the three months ended March 31, 2017 as compared to no provision for the corresponding 2016 period. The increase in our provision for the quarter was primarily the result of a partial charge-off representing a 50% charge-off on a loan that was transferred to non-accrual status during the first quarter. The Company had $223,000 in net loan charge-offs during the quarter, compared to $250,000 in net loan recoveries in the same period last year. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $9.57 million, or 1.25% of total loans at March 31, 2017, as compared to $9.57 million, or 1.27% at December 31, 2016.

In management’s opinion, the level of allowance for loan losses, totaling $9.57 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2017, non-interest income amounted to $1.12 million as compared to $893,000, an increase of $232,000, or 26.0%, from the corresponding period in 2016. This increase was largely the result of a $212,000, or 99.1%, increase in residential mortgage banking revenue, which included a $91,000 gain on the sale of $4.6 million of adjustable rate mortgages, coupled with higher earnings from bank owned life insurance and gains on the sale of SBA loans. These increases were partially offset by a decrease of $72,000 in net gains on sale of securities.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2017 increased $380,000, or 7.0%, to $5.78 million compared to $5.40 million for the three months ended March 31, 2016. This increase was primarily due to higher salaries and benefits resulting from both annual merit increases along with higher commission payouts on mortgage banking volume generated during the quarter. This was partially offset by lower loan workout expenses.

Income Taxes

The Company recorded income tax expense of $951,000 for the three months ended March 31, 2017 compared to $931,000 for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and 2016 was 34.5% and 35.5%, respectively, due to a lower level of taxable income during the current period due primarily to a higher level of tax-exempt municipal securities.

FINANCIAL CONDITION

Assets

At March 31, 2017, total assets were $967.1 million, an increase of $26.9 million, or 2.9%, from $940.2 million at December 31, 2016. At March 31, 2017, total loans were $762.7 million, an increase of $9.6 million, or 1.3%, from the $753.1 million reported at December 31, 2016. Investment securities, including restricted stock, were $94.8 million at March 31, 2017 as compared to $97.1 million at December 31, 2016, a decrease of $2.3 million, or 2.3%. At March 31, 2017, cash and cash equivalents totaled $61.7 million compared to $42.1 million at December 31, 2016, an increase of $19.6 million, or 46.5%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both March 31, 2017 and December 31, 2016.

Liabilities

Total liabilities increased $25.2 million, or 3.0%, to $864.7 million at March 31, 2017, from $839.5 million at December 31, 2016. Total deposits increased $23.1 million, or 3.0%, to $799.7 million at March 31, 2017, from $776.6 million at December 31, 2016. FHLB and other borrowings decreased $1.0 million to $24.3 million at March 31, 2017, from $25.3 million at December 31, 2016.

Securities Portfolio

Investment securities, including restricted investments, totaled $94.8 million at March 31, 2017 compared to $97.1 million at December 31, 2016, a decrease of $2.3 million, or 2.3%. During the three months ended March 31, 2017 and 2016, investment security purchases amounted to $0.2 million and $5.8 million, respectively, while repayments, calls and maturities amounted to $2.3 million and $1.7 million, respectively. Additionally, there were no investment security sales during the first quarter of 2017 as compared to sales of $1.0 million in the first quarter of 2016, in which the Company recorded a gain of $72,000.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2017, the Company maintained $15.4 million of GSE residential mortgage-backed securities in the investment portfolio and $11.6 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.6 million at March 31, 2017. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spread and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2017, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)

Commercial and industrial	$94,757	12.4%	$93,697	12.4%
Real estate – construction	109,066	14.3%	111,914	14.9%
Real estate – commercial	471,259	61.8%	460,685	61.2%
Real estate – residential	58,987	7.7%	59,065	7.8%
Consumer	29,190	3.9%	28,279	3.8%
Unearned fees	(572)	(0.1%)	(548)	(0.1%)
Total loans	$762,687	100.0%	$753,092	100.0%

For the three months ended March 31, 2017, total loans increased by $9.6 million, or 1.3%, to $762.7 million from $753.1 million at December 31, 2016. The increase was due to growth in commercial real estate, commercial and industrial, and consumer sectors during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2017, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River, New Jersey, LPO into a new, more highly visible location that now complements our other LPO in Summit, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at March 31, 2017 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 61.8% of our total loans at March 31, 2017, up slightly from 61.2% at December 31, 2016. These loans increased $10.6 million, or 2.3%, to $471.3 million at March 31, 2017 from $460.7 million at December 31, 2016. Commercial and industrial loans increased by $1.1 million, or 1.1%, to $94.8 million at March 31, 2017 from $93.7 million at December 31, 2016. Consumer loans increased $911,000, or 3.2%, to $29.2 million at March 31, 2017 from $28.3 million at December 31, 2016. These increases were partially offset by a decrease in real estate construction loans, which declined by $2.8 million, or 2.5%, to $109.1 million at March 31, 2017 from $111.9 million at December 31, 2016, while real estate residential loans decreased $78,000, or 0.1%, to $59.0 million at March 31, 2017 from $59.1 million at December 31, 2016. The decrease in real estate residential loans is due to the sale of $4.6 million in adjustable rate mortgages during the first quarter of 2017, which generated a $91,000 gain.

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

At March 31, 2017 and December 31, 2016, non-accrual loans remained essentially unchanged at $1.5 million. Our non-performing loans are primarily secured by real estate. At March 31, 2017 and December 31, 2016, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2017 and December 31, 2016. Total TDRs are broken out at the bottom of the table.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$354	$119
Real estate-construction	-	-
Real estate-commercial	305	666
Real estate-residential	745	763
Consumer	107	-

Total Non-Performing Loans	1,511	1,548

Loans past due 90 days or more and still accruing	-	-

OREO	259	259

Total Non-Performing Assets	$1,770	$1,807

Ratios:
Non-Performing loans to total loans	0.20%	0.21%
Non-Performing assets to total assets	0.18%	0.19%

Troubled Debt Restructured Loans:
Performing	$7,754	$8,075
Non-performing (included in non-performing assets above)	405	157

Total non-performing loans decreased by $37,000 from December 31, 2016. At March 31, 2017, ten loans comprise the $1.5 million as compared to nine loans for the $1.5 million at December 31, 2016. At March 31, 2017, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2017, non-performing commercial and industrial loans from December 31, 2016, increased by $235,000 during the first quarter of 2017, primarily due to the addition of one loan relationship, totaling $248,000, in which the Company charged off 50% on this loan during the quarter. Additionally, one loan for $12,000 paid off during the quarter. The $354,000 is comprised of four commercial term loans.

At March 31, 2017, non-performing real estate commercial loans decreased by $361,000 from December 31, 2016, due primarily to one loan totaling $335,000, which paid off during the first quarter of 2017.

At March 31, 2017, non-performing real estate residential loans decreased $18,000 to $745,000 from December 31, 2016.

At March 31, 2017, non-performing consumer loans increased by $107,000 from December 31, 2016, due primarily to one loan totaling $107,000.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2017 and December 31, 2016, the Bank had $259,000 in OREO, consisting of one property.

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

As of March 31, 2017 and December 31, 2016, TDRs totaled $8.2 million. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and to deleverage the Company’s exposure. The $8.2 million is comprised of $927,000 in real estate commercial loans, $3.2 million in real estate construction loans, $3.7 million in commercial and industrial, and $374,000 in real estate residential loans. All TDRs except for one loan relationship, as of March 31, 2017, are collateral-dependent loans while one loan relationship is unsecured and on non-accrual, for which the Company took a 50% charge-off, or $248,000, during the first quarter. Of the $8.2 million, no relationships have a specific reserve in our ALLL computation.

The $927,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate. The remaining $873,000 of performing real estate commercial TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate or amortization. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.2 million in real estate construction loans is partially comprised of four relationships, which are currently being developed, under contract and/or amortizing.

The $3.7 million in commercial and industrial loans are all performing, with the exception of three non-accrual loans totaling $351,000.

The $374,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At March 31, 2017, the Company had $15.7 million in loans that were risk rated as special mention, substandard, or doubtful. This $15.7 million of special mention, substandard, and doubtful loans represents a decrease of $1.5 million from the $17.2 million reported at December 31, 2016. The change in risk rated loans was attributable to certain loans which were either upgraded due to a variety of changing conditions, including general economic conditions, payoffs and/or conditions applicable to the specific borrower, or due to payoffs and paydowns.

At March 31, 2017, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016.

	March 31,		December 31,
	2017	2016	2016
	(in thousands, except percentages)

Balance at beginning of year	$9,565	$8,713	$8,713
Provision charged to expense	225	-	515
Recoveries (charge-offs), net	(223)	250	337
Balance of allowance at end of period	$9,567	$8,963	$9,565

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	(0.12)%	(0.14)%	(0.05)%
Balance of allowance as a percent of loans at period-end	1.25%	1.27%	1.27%
Ratio of allowance to non-performing loans at period-end	633.16%	520.20%	617.89%

At March 31, 2017 and December 31, 2016, the Company’s allowance for loan losses was $9.6 million. The allowance for loan losses as a percentage of total loans at March 31, 2017 was 1.25%, compared with 1.27% at December 31, 2016. The Company recorded a $225,000 provision to the allowance for loan losses for the three month period ended March 31, 2017 as compared to no provision for the comparable period in 2016. The increase of $225,000 in our provision for the quarter was primarily the result of a partial charge-off representing 50%, or $248,000, on a loan that was transferred to non-accrual status during the first quarter of 2017. Non-performing loans at March 31, 2017 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2017, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures in this low rate environment and, as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the housing market and levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

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

Bank Owned Life Insurance (“BOLI”)

In November of 2004, the Company invested in $3.5 million of BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI, of which $3.9 million was purchased in the third quarter of 2016, in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERPs. Expenses related to the SERP were approximately $77,000, and $51,000 for the three months ended March 31, 2017 and 2016, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $136,000 and $109,000 for the three months ended March 31, 2017 and 2016, respectively.

Premises and Equipment

Premises and equipment totaled approximately $5.3 million and $4.7 million at March 31, 2017 and December 31, 2016, respectively. Depreciation expense totaled $189,000 and $200,000 for the three months ended March 31, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at March 31, 2017 and December 31, 2016. The Company’s intangible assets at March 31, 2017 were comprised of $18.1 million of goodwill. The Company performed its annual goodwill impairment analysis as of August 31, 2016. Based on the results of the step one goodwill impairment analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

There can be no assurance that future testing will not result in additional material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill,” in the Company’s financial statements.

Deposits

Deposits are the Company’s primary source of funds. The deposit increase during 2017 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2017 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered certificates of deposit (“CDs”), and Listed Service CDs, at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

At March 31, 2017, total deposits amounted to $799.7 million, reflecting an increase of $23.1 million, or 3.0%, from $776.6 million at December 31, 2016. Core checking deposits at March 31, 2017 increased $31.6 million, or 10.1%, to $344.5 million from year-end 2016, while savings accounts, money market deposits and time deposits, decreased $8.5 million, or 1.8% to $455.2 million, compared to $463.7 million at December 31, 2016. In light of the low interest rate environment and strong loan pipeline, the Company has continued to take advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of Listed Service CDs over the course of the past year. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at March 31, 2017 amounted to $713.0 million and accounted for 89.2% of total deposits, as compared to $684.4 million and 88.1%, at December 31, 2016. During 2017, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over at March 31, 2017 totaled $9.2 million as compared to $8.9 million at December 31, 2016, an increase of $300,000, or 3.4%. At March 31, 2017, the Company had $32.9 million in brokered CDs as compared to $35.6 million at December 31, 2016, with rates ranging from 0.52% to 2.12% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $44.7 million compared to $47.6 million at December 31, 2016 with rates between 0.96% to 2.10% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $27.9 million based on the current loan collateral pledged of $108.7 million at March 31, 2017.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2017 and 2016, the Company had no short-term borrowings outstanding.

At March 31, 2017 and December 31, 2016, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.3 million for March 31, 2017 compared to $25.3 million at December 31, 2016. The FHLB advances had a weighted average interest rate of 2.40% and 2.35% at March 31, 2017 and December 31, 2016, respectively. These advances are contractually scheduled for repayment as follows:

	March 31,	December 31,		Original Term
	2017	2016	Rate	(years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	1,500	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	-	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023

Total FHLB borrowings	$24,300	$25,300

The maximum amount outstanding of FHLB advances at any month-end during three months ended March 31, 2017 and 2016 was $24.3 million and $26.5 million, respectively. The average interest rates paid on FHLB advances was 2.41% and 2.46% during the three months ended March 31, 2017 and 2016, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at March 31, 2017 and December 31, 2016, which includes $137,000 and $145,000 of remaining unamortized debt issuance costs at March 31, 2017 and December 31, 2016, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $21.4 million at March 31, 2017 from $19.9 million at December 31, 2016, an increase of $1.5 million, or 7.6%.

Liquidity

Liquidity defines the Company’s ability to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of the Company’s asset and liability management structure is the level of liquidity available to meet the needs of our customers and requirements of our creditors. The liquidity needs of the Bank are primarily met by cash on hand, Federal funds sold position, maturing investment securities and short-term borrowings on a temporary basis. The Bank invests the funds not needed to meet its cash requirements in overnight Federal funds sold and an interest-bearing account with the Federal Reserve Bank of New York. With adequate deposit inflows coupled with the above-mentioned cash resources, the Bank is maintaining short-term assets which we believe are sufficient to meet its liquidity needs. The Bank’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or us, unfavorable pricing, competition, our credit rating and regulatory restrictions.

At March 31, 2017, the Company had $61.7 million in cash and cash equivalents as compared to $42.1 million at December 31, 2016. Cash and cash equivalent balances include $40.4 million and $22.2 million of interest-bearing deposits at the Federal Reserve Bank of New York at March 31, 2017 and December 31, 2016, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(dollars in thousands)

Home equity lines of credit	$25,139	$24,255
Commitments to fund commercial real estate and construction loans	141,125	125,494
Commitments to fund commercial and industrial loans and other loans	55,488	53,979
Commercial and financial letters of credit	4,928	3,973
Total off-balance sheet commitments	$226,680	$207,701

Capital

Shareholders’ equity increased by approximately $1.7 million, or 1.7%, to $102.4 million at March 31, 2017 compared to $100.7 million at December 31, 2016. Net income for the three month period ended March 31, 2017 added $1.8 million to shareholders’ equity. Additionally, stock-based compensation expense of $69,000, options exercised of $54,000, and $69,000 in after-tax net unrealized gains on securities available for sale during the first quarter of 2017, were other major contributors to the increase. These increases were partially offset by $319,000 in cash dividends on common stock. During the three months ended March 31, 2017, the Company repurchased no shares under its share repurchase program.

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

As of March 31, 2017, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at March 31, 2017 and December 31, 2016, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of March 31, 2017
Common Equity Tier 1 Capital to Risk Weighted Assets	10.31%	11.44%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.96%	9.94%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.31%	11.44%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.70%	12.61%	8.00%	10.00%

As of December 31, 2016
Common Equity Tier 1 Capital to Risk Weighted Assets	10.33%	11.49%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.94%	9.95%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.33%	11.49%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.76%	12.68%	8.00%	10.00%

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

As of March 31, 2017, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2017, no shares were repurchased under the Company’s share repurchase program. In December 2016, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2017 to December 31, 2017.

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

TWO RIVER BANCORP

Date: May 11, 2017	By:	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)