Form 10-K/A
period 2016-12-31
TWO RIVER BANCORP
filed 2017-08-08
CIK 1343034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting held on May 11, 2017 are incorporated by reference in Part III of this Annual Report.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Two River Bancorp for the fiscal year ended December 31, 2016, originally filed on March 24, 2017 (the “Original Filing”), is being filed solely to correct certain reconciliation errors in the Summary Compensation Table to reflect information about SERP accruals and a deferred compensation contribution disclosed in Two River Bancorp’s definitive proxy statement for its annual meeting held on May 11, 2017 (the “2017 Proxy Statement”). The nonqualified deferred compensation contribution information was otherwise fully disclosed on pages 30-31 of the 2017 Proxy Statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2017 Proxy Statement under the captions “Item 1 – ELECTION OF CLASS II DIRECTORS – Information Concerning Nominees and Continuing Directors,” “Executive Officers” (other than the “Summary Compensation Table”), “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance,” “CORPORATE GOVERNANCE – Code of Conduct and Corporate Governance Guidelines” and “– Audit Committee.”

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)

William D. Moss	2016	332,500	50,000	51,950	65,768	100,042	600,260
President and Chief Executive Officer	2015	319,500	45,000	41,500	88,739	29,945	524,684

A. Richard Abrahamian	2016	202,000	36,000	-	51,218	16,045	305,263
Executive Vice President and Chief Financial Officer	2015	194,000	33,000	29,463	52,263	16,149	324,875

Alan B. Turner	2016	201,500	36,000	-	28,257	12,252	278,009
Executive Vice President and Senior Loan Officer	2015	196,500	33,000	29,463	36,519	18,245	313,727

(1) When we refer to “stock awards,” we are referring to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 using the assumptions we describe in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Mr. Moss was awarded 5,000 shares of Two River Bancorp common stock during 2016 having a value of $51,950 and this amount is included under the column “Stock Awards” for 2016. Messrs. Moss, Abrahamian and Turner were awarded 5,000, 3,050 and 3,050, respectively, shares of Two River Bancorp common stock during 2015 having a value of $41,500, $29,463 and $29,463, respectively, and this amount is included under the column “Stock Awards” for 2015. These stock awards were made under the 2007 Equity Incentive Plan and vest in equal increments over a five year period.

(2) Other than for Mr. Moss in 2016, as described in the next sentence, the amounts in this column represent the change in the actuarial present value of the named executive officer’s accumulated benefit under his Supplemental Executive Retirement Agreement with the Company (as computed on the pension plan measurement dates used for financial statement reporting purposes for the Company’s audited financial statements in fiscal 2016 and 2015). For Mr. Moss, in 2016, $63,697 represents the change in the actuarial present value of the Mr. Moss’s accumulated benefit under his Supplemental Executive Retirement Agreement with the Company and $2,071 represents earnings under his deferred compensation agreement that are above 120% of the applicable federal rate.

(3) The amounts in this column for 2016 and 2015 include the following:

●

For Mr. Moss, in 2016:  $5,558 for use of an automobile, $1,310 of imputed income for split dollar life insurance for Mr. Moss’s benefit, $12,953 for the cost of a club membership approved by the Compensation Committee, a contribution of $10,600 to the Company’s 401(k) Plan on behalf of Mr. Moss to match a pre-tax elective deferral contribution made by Mr. Moss and a contribution of $70,000 to the deferred compensation agreement entered into with Mr. Moss, and in 2015: $5,485 for use of an automobile, $1,162 of imputed income for split dollar life insurance for Mr. Moss’s benefit, $12,698 for the cost of a club membership approved by the Compensation Committee and a contribution of $10,600 to the Company’s 401(k) Plan on behalf of Mr. Moss to match a pre-tax elective deferral contribution made by Mr. Moss.

●

For Mr. Abrahamian, in 2016: $7,053 for use of an automobile, $677 of imputed income for split dollar life insurance for Mr. Abrahamian’s benefit, and a contribution of $8,315 to the Company’s 401(k) Plan on behalf of Mr. Abrahamian to match a pre-tax elective deferral contribution made by Mr. Abrahamian, and in 2015: $7,275 for use of an automobile, $595 of imputed income for split dollar life insurance for Mr. Abrahamian’s benefit, and a contribution of $8,279 to the Company’s 401(k) Plan on behalf of Mr. Abrahamian to match a pre-tax elective deferral contribution made by Mr. Abrahamian.

●

For Mr. Turner, in 2016: $3,719 for use of an automobile, $476 of imputed income for split dollar life insurance for Mr. Turner’s benefit, and a contribution of $8,057 to the Company’s 401(k) Plan on behalf of Mr. Turner to match a pre-tax elective deferral contribution made by Mr. Turner, and in 2015: $9,662 for use of an automobile, $431 of imputed income for split dollar life insurance for Mr. Turner’s benefit, and a contribution of $8,152 to the Company’s 401(k) Plan on behalf of Mr. Turner to match a pre-tax elective deferral contribution made by Mr. Turner.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP
Date: August 8, 2017

	By	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit No	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.