Form 10-Q
period 2017-09-30
TWO RIVER BANCORP
filed 2017-11-13
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 7, 2017, there were 8,456,930 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$24,858	$19,844
Interest-bearing deposits in bank	21,445	22,233
Cash and cash equivalents	46,303	42,077

Securities available for sale	30,061	34,464
Securities held to maturity (fair value of $57,719 and $57,284 at September 30, 2017 and December 31, 2016, respectively)	57,058	57,843
Restricted investments, at cost	5,522	4,805
Loans held for sale	1,082	4,537
Loans	816,078	753,092
Allowance for loan losses	(10,223)	(9,565)
Net loans	805,855	743,527

Other real estate owned (“OREO”)	—	259
Bank owned life insurance	21,440	21,029
Premises and equipment, net	5,350	4,662
Accrued interest receivable	2,313	2,234
Goodwill	18,109	18,109
Other assets	7,152	6,665

Total Assets	$1,000,245	$940,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$163,841	$160,104
Interest-bearing	658,031	616,463
Total Deposits	821,872	776,567

Securities sold under agreements to repurchase	22,576	19,915
FHLB and other borrowings	30,300	25,300
Subordinated debt	9,879	9,855
Accrued interest payable	114	100
Other liabilities	8,937	7,758

Total Liabilities	893,678	839,495

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,766,577 and 8,677,536 at September 30, 2017 and December 31, 2016, respectively
Outstanding – 8,454,483 and 8,365,442 at September 30, 2017 and December 31, 2016, respectively	79,576	79,056
Retained earnings	29,580	24,447
Treasury stock, at cost; 312,094 shares at September 30, 2017 and December 31, 2016	(2,396)	(2,396)
Accumulated other comprehensive loss	(193)	(391)
Total Shareholders' Equity	106,567	100,716

Total Liabilities and Shareholders’ Equity	$1,000,245	$940,211
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Income
Loans, including fees	$9,227	$8,337	$26,363	$24,335
Securities:
Taxable	247	187	715	571
Tax-exempt	267	234	831	664
Interest-bearing deposits	83	19	257	84
Total Interest Income	9,824	8,777	28,166	25,654
Interest Expense
Deposits	1,069	972	3,170	2,800
Securities sold under agreements to repurchase	18	15	50	44
FHLB and other borrowings	157	157	449	452
Subordinated debt	164	164	493	492
Total Interest Expense	1,408	1,308	4,162	3,788
Net Interest Income	8,416	7,469	24,004	21,866
Provision for Loan Losses	255	470	855	860
Net Interest Income after Provision for Loan Losses	8,161	6,999	23,149	21,006

Non-Interest Income
Service fees on deposit accounts	224	154	535	427
Mortgage banking	358	316	1,258	831
Other loan fees	188	188	402	311
Earnings from investment in bank owned life insurance	137	118	411	337
Death benefit on bank owned life insurance	—	862	—	862
Gain on sale of SBA loans	306	116	817	575
Net gain on sale of securities	—	—	—	72
Other income	240	229	693	627
Total Non-Interest Income	1,453	1,983	4,116	4,042

Non-Interest Expenses
Salaries and employee benefits	3,641	3,309	10,554	9,609
Occupancy and equipment	1,112	1,056	3,215	3,084
Professional	366	273	1,102	888
Insurance	57	56	158	160
FDIC insurance and assessments	123	114	354	324
Advertising	110	85	345	315
Data processing	151	135	406	405
Outside services fees	120	131	347	369
Amortization of identifiable intangibles	—	—	—	9
OREO expenses, impairments and sales, net	25	(245)	44	(271)
Loan workout expenses	8	44	174	142
Other operating	462	381	1,324	1,081
Total Non-Interest Expenses	6,175	5,339	18,023	16,115

Income before Income Taxes	3,439	3,643	9,242	8,933
Income tax expense	1,202	999	3,075	2,869
Net Income	$2,237	$2,644	$6,167	$6,064

Earnings Per Common Share:
Basic	$0.27	$0.32	$0.74	$0.73
Diluted	$0.26	$0.31	$0.71	$0.71
Weighted average common shares outstanding
Basic	8,393	8,323	8,373	8,319
Diluted	8,656	8,537	8,647	8,515
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
(in thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income	$2,237	$2,644
Other comprehensive income:

Unrealized holdings gains on securities available for sale, net of income tax expense 2017: $1; 2016: $4	3	7

Other comprehensive income	3	7

Total comprehensive income	$2,240	$2,651

	Nine Months Ended
	September 30,
	2017	2016
Net income	$6,167	$6,064
Other comprehensive income:

Unrealized holdings gains on securities available for sale, net of income tax expense 2017: $127; 2016: $169	198	260

Other comprehensive income	198	260

Total comprehensive income	$6,365	$6,324

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2017	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716
Net income	—	—	6,167	—	—	6,167
Common stock dividend – adjustment	(1,069)	—	—	—	—	—
Other comprehensive income	—	—	—	—	198	198
Stock-based compensation expense	—	202	—	—	—	202
Cash dividends on common stock ($0.125 per share)	—	—	(1,034)	—	—	(1,034)
Options exercised	65,948	266	—	—	—	266
Restricted stock awards	21,018	—	—	—	—	—
Employee stock purchase program	3,144	52	—	—	—	52
Balance, September 30, 2017	8,454,483	$79,576	$29,580	$(2,396)	$(193)	$106,567

Balance, January 1, 2016	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002
Net income	—	—	6,064	—	—	6,064
Other comprehensive income	—	—	—	—	260	260
Stock-based compensation expense	—	162	—	—	—	162
Cash dividends on common stock ($0.105 per share)	—	—	(875)	—	—	(875)
Options exercised	22,957	89	—	—	—	89
Restricted stock and other awards	17,000					—
Common stock repurchased	(13,232)	—	—	(148)	—	(148)
Employee stock purchase program	4,017	40	—	—	—	40
Balance, September 30, 2016	7,959,938	$73,181	$27,948	$(2,396)	$(139)	$98,594

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities
Net income	$6,167	$6,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588	586
Provision for loan losses	855	860
Intangible amortization	—	9
Amortization of subordinated debt issuance costs	24	23
Net amortization of securities premiums and discounts	637	518
Earnings from investment in bank owned life insurance	(411)	(337)
Proceeds from sale of mortgage loans held for sale	56,620	44,816
Origination of mortgage loans held for sale	(53,429)	(43,580)
Gain on sale of mortgage loans held for sale	(1,003)	(747)
Gain on sale of loans transferred from held for investment to held for sale	(177)	—
Net realized loss on sale of OREO	17	45
OREO writedown	26	—
Stock-based compensation expense	202	162
Net realized gain on sale of securities held to maturity	—	(72)
Proceeds from sale of SBA loans held for sale	9,172	6,081
Origination of SBA loans held for sale	(7,088)	(5,506)
Gain from sale of SBA loans held for sale	(817)	(575)
Death benefit on bank owned life insurance	—	(862)
Increase in assets:
Accrued interest receivable	(79)	(16)
Other assets	(614)	(235)
Increase (decrease) in liabilities:
Accrued interest payable	14	(29)
Other liabilities	1,179	1,177
Net Cash Provided by Operating Activities	11,883	8,382
Cash Flows From Investing Activities
Purchase of securities available for sale	—	(2,257)
Purchase of securities held to maturity	(3,295)	(9,210)
Proceeds from repayments, calls and maturities of securities available for sale	4,431	4,598
Proceeds from repayments, calls and maturities of securities held to maturity	3,740	4,758
Proceeds from sales of securities held to maturity	—	1,076
Proceeds from sale of loans transferred from held for investment to held for sale	8,357	—
Net increase in loans	(71,363)	(60,953)
Purchases of premises and equipment	(1,276)	(338)
Purchase of restricted investments, net	(717)	(1,366)
Purchase of bank owned life insurance	—	(3,918)
Proceeds from death benefit of bank owned life insurance	—	1,522
Proceeds from sale of OREO	216	107
Net Cash Used In Investing Activities	(59,907)	(65,981)
Cash Flows From Financing Activities
Net increase in deposits	45,305	30,811
Net increase (decrease) in securities sold under agreements to repurchase	2,661	(900)
Proceeds from FHLB and other borrowings	7,500	13,000
Repayment of FHLB and other borrowings	(2,500)	(4,200)
Cash dividends paid – common stock	(1,034)	(875)
Proceeds from employee stock purchase plan	52	40
Proceeds from exercise of stock options	266	89
Common stock repurchased	—	(148)
Net Cash Provided by Financing Activities	52,250	37,817
Net Increase (Decrease) in Cash and Cash Equivalents	4,226	(19,782)
Cash And Cash Equivalents – Beginning	42,077	46,727
Cash And Cash Equivalents - Ending	$46,303	$26,945

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Nine Months Ended September 30, 2017 and 2016

Supplementary cash flow information:
Interest paid	$4,148	$3,817
Income taxes paid	$3,857	$3,280
Supplemental schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$8,180	$—
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017 (the “2016 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU 2014-09: In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. Subsequently, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers," which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis, either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The Company's revenue is comprised of net interest income and non-interest income. The scope of the guidance excludes net interest income. Accordingly, the majority of our revenues will not be affected. The Company has prepared the initial review of its contracts and other agreements that are within the scope of this guidance and will complete the process pending review of additional guidance. While we are continuing to assess all potential impacts these standards will have on our financial position and results of operations, our initial conclusions indicate that these standards will not materially change the timing of revenue recognition.

The Company will adopt the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company will recognize the cumulative effect of adopting this ASU as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company continues to evaluate the impact of the guidance on disclosures.

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

NOTE 2 – NEW ACCOUNTING STANDARDS (Continued)

ASU 2016-18: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 was issued to address divergence in the way restricted cash is classified and presented. The amendments in the update require that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update apply to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment says that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity's operating, investing, and financing activities. For public business entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements.

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

NOTE 3 – GOODWILL

The Company’s goodwill was recognized in connection with the acquisition of The Town Bank (“Town Bank”) in April 2006. GAAP requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. However, a qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative impairment test. If this qualitative test determines it is not likely (less than 50% probability) the fair value of the reporting unit is less than book value, then the Company does not have to perform a step one quantitative test and goodwill can be considered not impaired. The Company reviewed the requirements of ASU 350-20 and examples of qualitative assessments to determine whether the weight of evidence indicates greater than 50% likelihood exists that the carrying value of the reporting unit exceeds it's fair value. The nine qualitative assessments used are macroeconomic factors, banking industry conditions, banking industry merger and acquisition trends, bank historical performance, parent stock price, expected bank performance, change of control premium (parent), change of control premium (peer), and other factors.

The Company performed its annual qualitative factor impairment test as of August 31, 2017. Based on the results of this analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
	2017	2016	2017	2016
Net income	$2,237	$2,644	$6,167	$6,064

Weighted average common shares outstanding – Basic	8,392,924	8,322,542	8,372,913	8,318,736
Effect of dilutive stock options and restricted stock	263,062	214,848	274,241	196,034

Weighted average common shares outstanding – Diluted	8,655,986	8,537,390	8,647,154	8,514,770

Basic earnings per common share	$0.27	$0.32	$0.74	$0.73

Diluted earnings per common share	$0.26	$0.31	$0.71	$0.71

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and nine months ended September 30, 2017 and 2016.

NOTE 5 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2017:

Securities available for sale:
U.S. Government agency securities	$7,860	$5	$(19)	$7,846
Municipal securities	496	8	—	504
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	8,956	—	(100)	8,856
U.S. Government collateralized residential mortgage obligations	8,082	10	(130)	7,962
Corporate debt securities, primarily financial institutions	2,493	11	(62)	2,442

Sub-total	27,887	34	(311)	27,610

Community Reinvestment Act (“CRA”) mutual fund	2,490	—	(39)	2,451

Total securities available for sale	$30,377	$34	$(350)	$30,061

Securities held to maturity:
Municipal securities	$45,234	$887	$(74)	$46,047
GSE – Residential mortgage-backed securities	7,636	3	(46)	7,593
U.S. Government collateralized residential mortgage obligations	2,363	8	(17)	2,354
Corporate debt securities, primarily financial institutions	1,825	—	(100)	1,725

Total securities held to maturity	$57,058	$898	$(237)	$57,719

NOTE 5 – SECURITIES (Continued)

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2016:

Securities available for sale:
U.S. Government agency securities	$8,474	$1	$(62)	$8,413
Municipal securities	501	2	—	503
GSE – residential mortgage-backed securities	11,455	2	(202)	11,255
U.S. Government collateralized residential mortgage obligations	9,731	6	(200)	9,537
Corporate debt securities, primarily financial institutions	2,493	7	(141)	2,359

Sub-total	32,654	18	(605)	32,067

CRA mutual fund	2,451	—	(54)	2,397

Total securities available for sale	$35,105	$18	$(659)	$34,464

Securities held to maturity:
Municipal securities	$47,806	$224	$(528)	$47,502
GSE – residential mortgage-backed securities	5,414	6	(65)	5,355
U.S. Government collateralized residential mortgage obligations	2,801	1	(29)	2,773
Corporate debt securities, primarily financial institutions	1,822	—	(168)	1,654

Total securities held to maturity	$57,843	$231	$(790)	$57,284

The amortized cost and fair value of the Company’s debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$1,248	$1,247	$11,453	$11,474
Due in one year through five years	2,118	2,136	3,183	3,255
Due in five years through ten years	—	—	8,291	8,448
Due after ten years	7,483	7,409	24,132	24,595

Sub-total	10,849	10,792	47,059	47,772

GSE – residential mortgage-backed securities	8,956	8,856	7,636	7,593
U.S. Government collateralized residential mortgage obligations	8,082	7,962	2,363	2,354

Total	$27,887	$27,610	$57,058	$57,719

NOTE 5 – SECURITIES (Continued)

The Company had no security sales during the three months ended September 30, 2017 and 2016. The Company had no security sales for the nine months ended September 30, 2017 as compared to one security sale totaling $1.1 million in which the Company recorded a gross realized gain of $72,000 during the nine months ended September 30, 2016. The sale during 2016 was a municipal bond, which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

Investment securities with a carrying value of $33.1 million at both September 30, 2017 and December 31, 2016, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:	(in thousands)

U.S. Government agency securities	$1,247	$(1)	$1,816	$(18)	$3,063	$(19)
Municipal securities	7,435	(63)	1,858	(11)	9,293	(74)
GSE – residential mortgage-backed securities	9,799	(56)	6,112	(90)	15,911	(146)
U.S. Government collateralized residential mortgage obligations	2,721	(12)	5,244	(135)	7,965	(147)
Corporate debt securities, primarily financial institutions	—	—	2,658	(162)	2,658	(162)
CRA mutual fund	—	—	2,451	(39)	2,451	(39)
Total temporarily impaired securities	$21,202	$(132)	$20,139	$(455)	$41,341	$(587)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016:	(in thousands)

U.S. Government agency securities	$7,125	$(62)	$—	$—	$7,125	$(62)
Municipal securities	22,036	(528)	—	—	22,036	(528)
GSE – residential mortgage-backed securities	9,632	(163)	5,949	(104)	15,581	(267)
U.S. Government collateralized residential mortgage obligations	5,630	(50)	4,990	(179)	10,620	(229)
Corporate debt securities, primarily financial institutions	—	—	3,009	(309)	3,009	(309)
CRA mutual fund	2,397	(54)	—	—	2,397	(54)
Total temporarily impaired securities	$46,820	$(857)	$13,948	$(592)	$60,768	$(1,449)

The Company had 49 securities in an unrealized loss position at September 30, 2017. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations, GSE residential mortgage-backed securities and the CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of September 30, 2017, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 5 – SECURITIES (Continued)

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1to Ba1. At September 30, 2017, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2017. These four securities have an amortized cost value of $2.8 million and a fair value of $2.7 million at September 30, 2017.

There were no other-than-temporary impairments recognized during the three and nine months ended September 30, 2017 and 2016.

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

Generally, loans held for sale are designated at time of origination, generally consist of newly originated fixed rate residential mortgage loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. During the three months ended September 30, 2017, the Company did not transfer any loans from held for investment to held for sale, while during the nine months ended September 30, 2017, the Company transferred $8.2 million from held for investment to held for sale. During the three and nine months ended September 30, 2016, the Company did not transfer any loans from held for investment to held for sale. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

The loans receivable portfolio is segmented into five categories, those being a) Commercial and industrial, b) Real estate-construction (consisting of both residential and commercial construction), c) Real estate-commercial, d) Real estate-residential, and e) Consumer.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2017 and December 31, 2016, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(In Thousands)

Commercial and industrial	$99,601	$93,697
Real estate – construction	118,553	111,914
Real estate – commercial	507,507	460,685
Real estate – residential	62,416	59,065
Consumer	28,773	28,279

	816,850	753,640
Allowance for loan losses	(10,223)	(9,565)
Unearned fees	(772)	(548)

Net Loans	$805,855	$743,527

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2017:			(In Thousands)

Commercial and industrial	$—	$—	$756	$756	$98,845	$99,601	$—
Real estate – construction	—	—	150	150	118,403	118,553	—
Real estate – commercial	—	152	252	404	507,103	507,507	—
Real estate – residential	—	—	717	717	61,699	62,416	—
Consumer	49	—	300	349	28,424	28,773	—

Total	$49	$152	$2,175	$2,376	$814,474	$816,850	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2016:			(In Thousands)

Commercial and industrial	$—	$—	$119	$119	$93,578	$93,697	$—
Real estate – construction	—	—	—	—	111,914	111,914	—
Real estate – commercial	154	—	666	820	459,865	460,685	—
Real estate – residential	—	—	533	533	58,532	59,065	—
Consumer	—	—	—	—	28,279	28,279	—

Total	$154	$—	$1,318	$1,472	$752,168	$753,640	$—

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In Thousands)

Commercial and industrial	$926	$119
Real estate – construction	150	—
Real estate – commercial	252	666
Real estate – residential	717	763
Consumer	300	—

Total	$2,345	$1,548

There was one new commercial and industrial troubled debt restructured loan ("TDR's), which had a pre- and post-modification outstanding recorded investment in the amount of $170,000 that occurred during the three months ended September 30, 2017. There were no new TDR's that occurred during the three months ended September 30, 2016.

The following table presents new TDR's that occurred during the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructuring:
Commercial and industrial	2	$320	$320
Real estate – construction	1	150	150
	3	$470	$470

	Nine months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructuring:
Commercial and industrial	1	$257	$257

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

At September 30, 2017, TDRs totaled $8.1 million, including $7.0 million that were current and eight non-accrual loans totaling $1.1 million. As of December 31, 2016, TDRs totaled $8.2 million, including $8.1 million that were current and two non-accrual loans totaling $157,000. At September 30, 2017, the Company had no specific reserve against any loan relationship classified as TDR, while at December 31, 2016, a specific reserve of $2,000 was established against one loan relationships classified as TDR.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2017 and 2016, respectively.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR.

The following tables summarize information in regards to impaired loans by loan portfolio class at September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, respectively:

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of September 30, 2017			For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,629	$3,877	$—	$3,663	$36	$3,862	$118
Real estate – construction	3,145	3,145	—	3,142	33	3,166	100
Real estate – commercial	1,108	1,108	—	1,131	10	1,165	30
Real estate – residential	1,088	1,088	—	1,094	5	1,111	14
Consumer	300	300	—	300	—	301	1

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,629	$3,877	$—	$3,663	$36	$3,862	$118
Real estate – construction	3,145	3,145	—	3,142	33	3,166	100
Real estate – commercial	1,108	1,108	—	1,131	10	1,165	30
Real estate – residential	1,088	1,088	—	1,094	5	1,111	14
Consumer	300	300	—	300	—	301	1

Total	$9,270	$9,518	$—	$9,330	$84	$9,605	$263

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2016			For the three months ended September 30, 2016		For the nine months ended September 30, 2016
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,402	$3,415	$—	$3,531	$43	$3,615	$131
Real estate – construction	3,036	3,036	—	3,217	34	3,264	103
Real estate – commercial	1,548	1,577	—	1,572	10	1,637	37
Real estate – residential	1,139	1,189	—	1,162	5	1,168	14
Consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$498	$498	$2	$505	$4	$509	$12
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,900	$3,913	$2	$4,036	$47	$4,124	$143
Real estate – construction	3,036	3,036	—	3,217	34	3,264	103
Real estate – commercial	1,548	1,577	—	1,572	10	1,637	37
Real estate – residential	1,139	1,189	—	1,162	5	1,168	14
Consumer	—	—	—	—	—	—	—

Total	$9,623	$9,715	$2	$9,987	$96	$10,193	$297

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
September 30, 2017:

Commercial and industrial	$95,092	$880	$3,380	$249	$99,601
Real estate – construction	112,816	4,261	1,476	—	118,553
Real estate – commercial	495,578	11,143	786	—	507,507
Real estate – residential	61,699	—	717	—	62,416
Consumer	28,255	34	484	—	28,773

Total	$793,440	$16,318	$6,843	$249	$816,850

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2016:

Commercial and industrial	$88,776	$1,277	$3,644	$—	$93,697
Real estate – construction	108,728	1,894	1,292	—	111,914
Real estate – commercial	452,740	6,716	1,229	—	460,685
Real estate – residential	58,302	—	763	—	59,065
Consumer	27,856	230	193	—	28,279

Total	$736,402	$10,117	$7,121	$—	$753,640

The following tables present the balance in the allowance for loan losses at September 30, 2017 and December 31, 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
September 30, 2017:

Commercial and industrial	$887	$—	$887	$99,601	$3,629	$95,972
Real estate – construction	1,367	—	1,367	118,553	3,145	115,408
Real estate – commercial	6,906	—	6,906	507,507	1,108	506,399
Real estate – residential	488	—	488	62,416	1,088	61,328
Consumer	174	—	174	28,773	300	28,473
Unallocated	401	—	401	—	—	—

Total	$10,223	$—	$10,223	$816,850	$9,270	$807,580

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2016:

Commercial and industrial	$844	$2	$842	$93,697	$3,900	$89,797
Real estate – construction	1,276	—	1,276	111,914	3,036	108,878
Real estate – commercial	6,315	—	6,315	460,685	1,548	459,137
Real estate – residential	463	—	463	59,065	1,139	57,926
Consumer	244	—	244	28,279	—	28,279
Unallocated	423	—	423	—	—	—

Total	$9,565	$2	$9,563	$753,640	$9,623	$744,017

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2017 and 2016:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, July 1, 2017	$898	$1,284	$6,781	$466	$172	$352	$9,953
Charge-offs	—	—	—	—	—	—	—
Recoveries	4	4	6	—	1	—	15
Provision	(15)	79	119	22	1	49	255

Ending balance, September 30, 2017	$887	$1,367	$6,906	$488	$174	$401	$10,223

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	17	12	17	—	5	—	51
Provision	274	79	574	25	(75)	(22)	855

Ending balance, September 30, 2017	$887	$1,367	$6,906	$488	$174	$401	$10,223

NOTE 6 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, July 1, 2016	$905	$1,165	$6,495	$387	$241	$225	$9,418
Charge-offs	—	—	(444)	—	(5)	—	(449)
Recoveries	3	—	3	—	7	—	13
Provision	10	1	427	36	(7)	3	470

Ending balance, September 30, 2016	$918	$1,166	$6,481	$423	$236	$228	$9,452

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	—	—	(444)	—	(5)	—	(449)
Recoveries	9	8	249	—	62	—	328
Provision	(81)	(125)	1,077	119	(63)	(67)	860

Ending balance, September 30, 2016	$918	$1,166	$6,481	$423	$236	$228	$9,452

NOTE 7 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2017, the number of shares of Company common stock remaining and available for future issuance under the Plan is 154,534 after adjusting for subsequent stock dividends. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board.

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

Stock Options

For the three and nine months ended September 30, 2017, there were no stock option grants awarded to either directors or officers.

Stock-based compensation expense related to the stock option grants was approximately $20,000 and $60,000 during the three and nine month periods ended September 30, 2017, as compared to $29,000 and 86,000 for the same three and nine month periods in 2016, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $126,000 as of September 30, 2017 and will be recognized over the subsequent weighted average life of 2.6 years.

The following table presents information regarding the Company’s outstanding stock options, after adjusting for subsequent stock dividends, at September 30, 2017:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	432,451	$5.05
Options granted	—	—
Options exercised	(65,948)	4.03
Options forfeited	(2,541)	7.81
Options outstanding, September 30, 2017	363,962	$5.20	4.06	$4,971,641
Options exercisable, September 30, 2017	295,319	$4.47	3.30	$4,245,250
Option price range at September 30, 2017	$2.87 to $11.21

NOTE 7 – STOCK-BASED COMPENSATION PLANS (Continued)

The total intrinsic value of options exercised during the three and nine months ended September 30, 2017 was $351,000 and $875,000, respectively. Cash received from such exercises was $105,000 and $266,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $28,000 and $140,000, respectively. Cash received from such exercises was $16,000 and $89,000, respectively. There was a $32,000 and $139,000 income tax benefit recognized in the three and nine months ended September 30, 2017 relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options. There was no tax benefit recognized in the three and nine months ended September 30, 2016.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is evenly attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $37,000 and $142,000 for the three and nine month periods ended September 30, 2017, respectively as compared to $53,000 and $76,000 for the three and nine periods ended September 30, 2016 and is included in salaries and employee benefits on the statement of operations. There was a $0 and $38,000 income tax benefit recognized in the three and nine months ended September 30, 2017, respectively, relating to the adoption of ASU 2016-09 attributable to restricted stock awards. There was no tax benefit recognized during the three and nine months ended September 30, 2016.

Total unrecognized compensation cost related to restricted stock under the Plan as of September 30, 2017 was $431,000 and will be recognized over the subsequent weighted average life of 3.2 years.

The following table summarizes information about restricted stock, after adjusting for subsequent stock dividends, at September 30, 2017:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2016	34,082	$8.93
Restricted stock earned	(13,650)	9.56
Granted	21,018	16.06
Unvested at September 30, 2017	41,450	$12.33

NOTE 8 – GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2017, the Company had $5.3 million of commercial and similar letters of credit. Management believes that the current amount of the liability as of September 30, 2017 for guarantees under standby letters of credit issued is not material.

NOTE 9 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at September 30, 2017 and December 31, 2016. The Bank also has a remaining borrowing capacity with the FHLB of approximately $31.7 million based on the current loan collateral pledged of $139.2 million at September 30, 2017.

At September 30, 2017 and December 31, 2016, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $30.3 million and $25.3 million, respectively. These advances had an average interest rate of 2.31% and 2.35% at September 30, 2017 and December 31, 2016, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2017	December 31, 2016	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	—	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	—	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023

Total FHLB borrowings	$30,300	$25,300

As of September 30, 2017, the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

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

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of September 30, 2017 and December 31, 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
September 30, 2017
Class of Collateral Pledged:
U.S. Government agency securities	$7,722	$—	$—	$—	$7,722
GSE – residential mortgage-backed securities	11,414	—	—	—	11,414
U.S. Government collateralized residential mortgage obligations	7,322	—	—	—	7,322
Total	$26,458	$—	$—	$—	$26,458
Gross amount of recognized liabilities for repurchase agreements and securities lending					$22,576
Excess of collateral pledged over recognized liability					$3,882

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2016
Class of Collateral Pledged:
U.S. Government agency securities	$8,371	$—	$—	$—	$8,371
GSE – residential mortgage-backed securities	9,074	—	—	—	9,074
U.S. Government collateralized residential mortgage obligations	13,895	—	—	—	13,895
Total	$31,340	$—	$—	$—	$31,340
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,915
Excess of collateral pledged over recognized liability					$11,425

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 11 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at September 30, 2017 and December 31, 2016, which includes $121,000 and $145,000, respectively, of remaining unamortized debt issuance costs at September 30, 2017 and December 31, 2016. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2017:

Securities available for sale:
U.S. Government agency securities	$—	$7,846	$—	$7,846
Municipal securities	—	504	—	504
GSE – residential mortgage-backed securities	—	8,856	—	8,856
U.S. Government collateralized residential mortgage obligations	—	7,962	—	7,962
Corporate debt securities, primarily financial institutions	—	2,442	—	2,442
CRA mutual fund	2,451	—	—	2,451

Total securities available for sale	$2,451	$27,610	$—	$30,061

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2016:

Securities available for sale:
U.S. Government agency securities	$—	$8,413	$—	$8,413
Municipal securities	—	503	—	503
GSE – residential mortgage-backed securities	—	11,255	—	11,255
U.S. Government collateralized residential mortgage obligations	—	9,537	—	9,537
Corporate debt securities, primarily financial institutions	—	2,359	—	2,359
CRA mutual fund	2,397	—	—	2,397

Total securities available for sale	$2,397	$32,067	$—	$34,464

As of September 30, 2017 and December 31, 2016, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2017:
Impaired loans, net of partial charge-offs	$—	$—	$248	$248

At December 31, 2016:
Impaired loans with an allowance recorded	$—	$—	$496	$496
OREO	—	—	259	259

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2017 and 2016.

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At September 30, 2017, there were no loans that received a discount. At December 31, 2016, two loans received a 5.0% discount to their appraised values. At September 30, 2017, there were no liquidation expenses. At December 31, 2016, the liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. During the third quarter of 2017, the Company sold its only OREO property for a loss of $17,000. At December 31, 2016, the discount and liquidation expenses for collateral adjustments to our one OREO property was 5.95%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2016, OREO totaling $259,000 was acquired by deed in lieu of foreclosure and was carried at fair value less estimated selling costs based on current appraisals. At September 30, 2017, the Company had no residential real estate properties held in OREO. At September 30, 2017, there were two residential mortgage loan secured by real estate in the amount of $596,000 that were in process of foreclosure. At December 31, 2016, the Company initiated foreclosure proceedings on one residential mortgage loan secured by real estate in the amount of $532,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At September 30, 2017 and December 31, 2016, there were no Level 3 securities.

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at September 30, 2017 and December 31, 2016, applies a 4.59% and 4.64% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2017 and December 31, 2016.

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at September 30, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$46,303	$46,303	$46,303	$—	$—
Securities available for sale	30,061	30,061	2,451	27,610	—
Securities held to maturity	57,058	57,719	—	57,719	—
Restricted investments	5,522	5,522	—	—	5,522
Loans held for sale	1,082	1,130	—	—	1,130
Loans receivable, net	805,855	809,008	—	—	809,008
Accrued interest receivable	2,313	2,313	—	497	1,816

Financial liabilities:
Deposits	821,872	821,432	—	821,432	—
Securities sold under agreements to repurchase	22,576	22,576	—	22,576	—
FHLB and other borrowings	30,300	30,170	—	30,170	—
Subordinated debt	9,879	9,879	—	9,879	—
Accrued interest payable	114	114	—	114	—

	Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$42,077	$42,077	$42,077	$—	$—
Securities available for sale	34,464	34,464	2,397	32,067	—
Securities held to maturity	57,843	57,284	—	57,284	—
Restricted investments	4,805	4,805	—	—	4,805
Loans held for sale	4,537	4,698	—	—	4,698
Loans receivable, net	743,527	740,910	—	—	740,910
Accrued interest receivable	2,234	2,234	—	621	1,613

Financial liabilities:
Deposits	776,567	776,404	—	776,404	—
Securities sold under agreements to repurchase	19,915	19,915	—	19,915	—
FHLB and other borrowings	25,300	25,363	—	25,363	—
Subordinated debt	9,855	9,827	—	9,827	—
Accrued interest payable	100	100	—	100	—

NOTE 13 – SHAREHOLDERS’ EQUITY

On December 15, 2016, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2017 to December 31, 2017. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock.

NOTE 14 – SUBSEQUENT EVENT

On October 18, 2017, the Board of Directors declared a quarterly cash dividend of $0.045 per share to common shareholders of record at the close of business on November 8, 2017, payable on November 29, 2017.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Such statements are not historical facts and include expressions about management’s assumptions and strategies and management’s expectations about new and existing programs and products, relationships, opportunities, taxation, technology and market conditions. When used in this and in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will,” “will likely result,” “could,” “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Overview

The Company reported net income of $2.24 million, or $0.26 per diluted share, for the third quarter of 2017, compared to $2.64 million, or $0.31 per diluted share, for the same period in 2016, a decrease of $407,000, or 15.4%. The decrease was primarily due to the receipt of an $862,000 tax-free Bank Owned Life Insurance ("BOLI") death benefit in the third quarter of 2016. This was partially offset by higher net interest income and non-interest income, coupled with a benefit to income tax expense related to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvement to Employee Share-Based Payment Accounting, which increased net income by $32,000. These increases were partially offset by higher non-interest expenses. The annualized return on average assets was 0.89% for the three months ended September 30, 2017 as compared to 1.16% for the same period in 2016. The annualized return on average shareholders’ equity was 8.39% for the three months ended September 30, 2017 as compared to 10.81% for the same period in 2016. Tangible book value per common share rose to $10.46 at September 30, 2017 as compared to $9.63 at September 30, 2016, as disclosed in the Non-GAAP Financial Measures table. All share and per share data for all referenced reporting periods have been adjusted for a 5% stock dividend paid on February 28, 2017.

For the nine months ended September 30, 2017, the Company reported net income of $6.17 million, or $0.71 per diluted share, an increase of $103,000, or 1.7%, over the $6.06 million, or $0.71 per diluted share, for the same period in 2016. Our results for the nine months ended September 30, 2017 were positively affected by an increase in net interest income, primarily due to higher average loans, and higher non-interest income partially offset by an increase in salary and benefits and the previously mentioned BOLI death benefit of $862,000. The annualized return on average assets was 0.84% for the nine months ended September 30, 2017 as compared to 0.91% for the same period in 2016. The annualized return on average shareholders' equity was 7.96% for the nine months ended September 30, 2017 as compared to 8.48% for the the same period in 2016.

Net interest income increased by $947,000, or 12.7%, for the quarter ended September 30, 2017 from the same period in 2016. Average interest-earning assets totaled $921.7 million, an increase of $84.4 million, or 10.1%, from the quarter ended September 30, 2016, primarily due to an increase in average loans. The Company reported a net interest margin of 3.62% for the quarter ended September 30, 2017, an increase of 7 basis points when compared to the 3.55% reported for the quarter ended September 30, 2016, and an increase of 13 basis points when compared to the 3.49% for the quarter ended June 30, 2017. The increase from the second quarter of 2017 was the result of higher yielding interest-earning assets as balances in interest-bearing deposits due from banks were deployed into higher yielding loans.

Net interest income increased $2.1 million, or 9.8%, for the nine months ended September 30, 2017 from the same period in 2016, primarily as the result of an increase in interest-earning assets. The Company reported a net interest margin of 3.52% for the nine months ended September 30, 2017, a decrease of 4 basis points from the 3.56% reported for the nine months ended September 30, 2016.

The Company recorded a provision for loan losses of $255,000 for the three months ended September 30, 2017 as compared to $470,000 for the corresponding 2016 period. The majority of the third quarter 2017 provision was to support the Company's strong loan growth. The provision for loan losses for the nine months ended September 30, 2017 was $855,000, as compared to $860,000 for the corresponding 2016 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended September 30, 2017 totaled $1.45 million, a decrease of $530,000, or 26.7%, compared to the same period in 2016. This decrease was largely the result of the receipt of the BOLI benefit in the third quarter of 2016, which was partially offset by a $42,000, or 13.3%, increase in residential mortgage banking revenue, and higher gains from the sale of SBA loans of $190,000, or 163.8%. Additionally service fees on deposit accounts increased by $70,000, or 45.5%, mainly due to a realignment of fees on various products. For the nine months ended September 30, 2017, non-interest income increased $74,000, or 1.8%, to $4.1 million from the same period in 2016.

Non-interest expense for the quarter ended September 30, 2017 totaled $6.18 million, an increase of $836,000, or 15.7%, compared to the same period in 2016, largely due to higher salaries and benefits along with a one-time $250,000 expense recovery settlement from an OREO property in the third quarter of 2016. For the nine months ended September 30, 2017, non-interest expense increased $1.91 million, or 11.8%, to $18.0 million compared to the same prior year period.

Total assets at September 30, 2017 were $1.0 billion, an increase of 6.4% from $940.2 million at December 31, 2016. Total loans at September 30, 2017 were $816.1 million, an increase of $63.0 million, or 8.4%, from the $753.1 million recorded at December 31, 2016. Total deposits were $821.9 million at September 30, 2017, an increase of $45.3 million, or 5.8%, from the $776.6 million at December 31, 2016. Core checking deposits at September 30, 2017 increased $59.1 million, or 18.9%, to $372.0 million from $312.9 million at year-end 2016, while savings accounts, money market deposits and time deposits decreased $13.8 million, or 3.0%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At September 30, 2017, the Company’s allowance for loan losses was $10.2 million, an increase from the $9.6 million at December 31, 2016. The allowance for loan losses as a percentage of total loans at September 30, 2017 was 1.25%, compared to 1.27% at December 31, 2016. Non-performing assets at September 30, 2017 as a percentage of total assets was 0.23% compared to 0.19% at December 31, 2016 and 0.20% at September 30, 2016. Non-performing assets increased to $2.3 million at September 30, 2017 compared to $1.8 million at both December 31, 2016 and September 30, 2016.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average assets	0.89%	1.16%	0.84%	0.91%
Return on average tangible assets (1)	0.91%	1.19%	0.86%	0.93%
Return on average shareholders' equity	8.39%	10.81%	7.96%	8.48%
Return on average tangible shareholders' equity (1)	10.13%	13.29%	9.64%	10.46%
Net interest margin	3.62%	3.55%	3.52%	3.56%
Average equity to average assets	10.63%	10.77%	10.56%	10.76%
Average tangible equity to average tangible assets (1)	8.97%	8.94%	8.88%	8.90%

(1)	The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total shareholders' equity	$106,567	$98,594	$102,406	$98,594
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,109)	(18,109)
Tangible common shareholders’ equity	$88,458	$80,485	$84,297	$80,485

Common shares outstanding (in thousands)	8,454	8,358	8,454	8,358
Book value per common share	$12.60	$11.80	$12.60	$11.80

Book value per common share	$12.60	$11.80	$12.60	$11.80
Effect of intangible assets	(2.14)	(2.17)	(2.14)	(2.17)
Tangible book value per common share	$10.46	$9.63	$10.46	$9.63

Return on average assets	0.89%	1.16%	0.84%	0.91%
Effect of intangible assets	0.02%	0.03%	0.02%	0.02%
Return on average tangible assets	0.91%	1.19%	0.86%	0.93%

Return on average equity	8.39%	10.81%	7.96%	8.48%
Effect of average intangible assets	1.74%	2.48%	1.68%	1.98%
Return on average tangible equity	10.13%	13.29%	9.64%	10.46%

Average equity to average assets	10.63%	10.77%	10.56%	10.76%
Effect of average intangible assets	(1.66)%	(1.83)%	(1.68)%	(1.86)%
Average tangible equity to average tangible assets	8.97%	8.94%	8.88%	8.90%

Three months ended September 30, 2017 compared to September 30, 2016

Net Interest Income

Net interest income for the quarter ended September 30, 2017 totaled $8.42 million, an increase of $947,000, or 12.7%, compared to $7.47 million for the corresponding period in 2016. This increase was largely due to an increase of $84.4 million, or 10.1%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a higher level of average deposits. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $68.6 million, or 22.7%. These positives contributed to the 7 basis point increase in our net interest margin.

The net interest margin and net interest spread increased to 3.62% and 3.44%, respectively, for the three month period ended September 30, 2017, from 3.55% and 3.36%, respectively, for the same prior year period, primarily resulting from slightly higher yielding interest-earning assets coupled with a higher level of average core checking deposits.

Total interest income for the three months ended September 30, 2017 increased by $1.0 million, or 11.9%. The increase in interest income was primarily due to a volume related increase in interest income of $853,000, combined with a rate related increase in interest income of $194,000 for the third quarter of 2017 as compared to the same prior year period.

Interest and fees on loans increased $890,000, to $9.2 million for the three months ended September 30, 2017 compared to $8.3 million for the corresponding period in 2016. Volume related increases of $794,000 were combined with rate related increases of $96,000. The average balance of the loan portfolio for the three months ended September 30, 2017 increased by $68.0 million, or 9.2%, to $803.6 million from $735.6 million for the corresponding period in 2016. The average annualized yield on the loan portfolio was 4.56% for the quarter ended September 30, 2017 compared to 4.51% for the quarter ended September 30, 2016.

Additionally, the average balance of total non-accrual loans, which amounted to $2.3 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $514,000 for the three months ended September 30, 2017 compared to $421,000 for the three months ended September 30, 2017, an increase of $93,000, or 22.1%. For the three months ended September 30, 2017, investment securities had an average balance of $92.3 million with an average annualized yield of 2.23% compared to an average balance of $83.5 million with an average annualized yield of 2.02% for the three months ended September 30, 2016.

Interest income on interest-bearing deposits was $83,000 for the three months ended September 30, 2017, representing an increase of $64,000, or 336.8%, from $19,000 for the three months ended September 30, 2016. For the three months ended September 30, 2017, interest-bearing deposits had an average balance of $25.9 million and an average annualized yield of 1.27% as compared to an average balance of $18.2 million and an average annualized yield of 0.42% for the same period in 2016. The increase in the rate was the result of the Federal Reserve raising short-term interest rates by 0.25% in December 2016, 0.25% in March 2017 and another 0.25% in June 2017.

Interest expense on interest-bearing liabilities amounted to $1.4 million for the three months ended September 30, 2017 compared to $1.3 million for the corresponding period in 2016, an increase of $100,000 or 7.6%. This increase in interest expense was comprised of a $55,000 volume related increase as well as a $45,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $710.5 million for the three months ended September 30, 2017 from $645.4 million for the same period last year, an increase of $65.1 million, or 10.1%. Average NOW accounts increased $51.6 million from $148.7 million with an average annualized rate of 0.45% during the third quarter of 2016, to $200.3 million with an average annualized rate of 0.47% during the third quarter of 2017. Average savings accounts increased $32.0 million from $228.9 million with an average annualized rate of 0.49% during the third quarter of 2016, to $260.9 million with an average annualized rate of 0.52% during the third quarter of 2017. These average balance increases were partially offset by a decrease in average money market deposits of $9.5 million over this same period while the average annualized rate remained unchanged at 0.17%. Average time deposits decreased by $12.5 million over this same period. During the third quarter of 2017, our average demand deposits totaled $170.3 million, an increase of $17.0 million, or 11.1%, over the same period last year. For the three months ended September 30, 2017, the average annualized cost for all interest-bearing liabilities was 0.79%, compared to 0.81% for the three months ended September 30, 2016.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2017 were $23.2 million, with an average interest rate of 0.31%, compared to $19.0 million, with an average interest rate of 0.31%, for the third quarter of 2016.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2017 and 2016 was $26.2 million and $27.0 million, respectively, with an average interest rate of 2.38% and 2.32%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at September 30, 2017, which includes $121,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

The following tables reflect, for the periods presented, the components of our net interest income, setting forth (1) average assets, liabilities, and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our net interest margin.  Yields on tax-exempt assets have not been calculated on a fully tax-exempt basis.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$25,901	$83	1.27%	$18,179	$19	0.42%
Investment securities	92,257	514	2.23%	83,541	421	2.02%
Loans, net of unearned fees (1) (2)	803,553	9,227	4.56%	735,626	8,337	4.51%

Total Interest-Earning Assets	921,711	9,824	4.23%	837,346	8,777	4.17%

Non-Interest-Earning Assets:
Allowance for loan losses	(10,056)			(9,519)
All other assets	83,244			75,277

Total Assets	$994,899			$903,104

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$200,298	239	0.47%	$148,664	167	0.45%
Savings deposits	260,919	340	0.52%	228,862	281	0.49%
Money market deposits	63,557	27	0.17%	73,031	31	0.17%
Time deposits	126,566	463	1.45%	139,052	493	1.41%
Securities sold under agreements to repurchase	23,167	18	0.31%	18,995	15	0.31%
FHLB and other borrowings	26,159	157	2.38%	26,967	157	2.32%
Subordinated debt	9,876	164	6.67%	9,844	164	6.66%

Total Interest-Bearing Liabilities	710,542	1,408	0.79%	645,415	1,308	0.81%

Non-Interest-Bearing Liabilities:
Demand deposits	170,267			153,274
Other liabilities	8,351			7,144

Total Non-Interest-Bearing Liabilities	178,618			160,418

Shareholders' Equity	105,739			97,271

Total Liabilities and Shareholders' Equity	$994,899			$903,104

NET INTEREST INCOME		$8,416			$7,469

NET INTEREST SPREAD (3)			3.44%			3.36%

NET INTEREST MARGIN (4)			3.62%			3.55%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$34,824	$257	0.99%	$22,411	$84	0.50%
Investment securities	94,120	1,546	2.19%	82,346	1,235	2.00%
Loans, net of unearned fees (1) (2)	781,861	26,363	4.51%	715,260	24,335	4.54%

Total Interest-Earning Assets	910,805	28,166	4.13%	820,017	25,654	4.18%

Non-Interest-Earning Assets:
Allowance for loan losses	(9,801)			(9,117)
All other assets	79,867			77,185

Total Assets	$980,871			$888,085

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$196,748	682	0.46%	$151,299	491	0.43%
Savings deposits	259,109	1,004	0.52%	226,877	829	0.49%
Money market deposits	63,029	80	0.17%	73,869	91	0.16%
Time deposits	131,380	1,404	1.43%	131,325	1,389	1.41%
Securities sold under agreements to repurchase	22,054	50	0.30%	18,713	44	0.31%
FHLB and other borrowings	24,976	449	2.40%	24,985	452	2.42%
Subordinated debt	9,868	493	6.68%	9,836	492	6.67%

Total Interest-Bearing Liabilities	707,164	4,162	0.79%	636,904	3,788	0.79%

Non-Interest-Bearing Liabilities:
Demand deposits	162,279			148,139
Other liabilities	7,801			7,470

Total Non-Interest-Bearing Liabilities	170,080			155,609

Shareholders' Equity	103,627			95,572

Total Liabilities and Shareholders' Equity	$980,871			$888,085

NET INTEREST INCOME		$24,004			$21,866

NET INTEREST SPREAD (3)			3.34%			3.39%

NET INTEREST MARGIN (4)			3.52%			3.56%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$11	$53	$64	$62	$111	$173
Investment securities	48	45	93	187	124	311
Loans, net of unearned fees	794	96	890	2,193	(165)	2,028

Total Interest Income	853	194	1,047	2,442	70	2,512

Interest Paid On:
NOW deposits	64	8	72	155	36	191
Savings deposits	41	18	59	122	53	175
Money market deposits	(4)	—	(4)	(16)	5	(11)
Time deposits	(44)	14	(30)	1	14	15
Securities sold under agreements to repurchase	3	—	3	7	(1)	6
FHLB and other borrowings	(5)	5	—	—	(3)	(3)
Subordinated debt	—	—	—	1	—	1

Total Interest Expense	55	45	100	270	104	374

Net Interest Income	$798	$149	$947	$2,172	$(34)	$2,138

 The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the third quarter of 2017, a provision for loan losses of $255,000 was expensed as compared to $470,000 for the corresponding 2016 period. The majority of the third quarter of 2017 provision was to support the Company's strong loan growth, while the majority of the 2016 provision was to provide for loan growth, in addition to a specific allowance of $113,000 against one commercial loan, which was fully charged off during the third quarter of 2016. The Company had $15,000 in net loan recoveries during the three months ended September 30, 2017, compared to $436,000 in net loan charge-offs in the same period last year. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $10.2 million, or 1.25% of total loans at September 30, 2017, as compared to $9.6 million, or 1.27% at December 31, 2016.

In management’s opinion, the level of allowance for loan losses, totaling $10.2 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2017, non-interest income amounted to $1.45 million as compared to $1.98 million, a decrease of $530,000, or 26.7%, from the corresponding period in 2016. This decrease was largely the result of the previously mentioned $862,000 tax-free BOLI death benefit received in the third quarter of 2106. Residential mortgage banking revenue increased $42,000, or 13.3%, from the prior year period while sales from the sale of SBA loans increased $190,000. Additionally, service fees on deposit accounts increased by $70,000, or 45.5%, mainly due to a realignment of fees on various products.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2017 increased $836,000, or 15.7%, to $6.18 million compared to $5.34 million for the three months ended September 30, 2016. This increase was primarily due to higher salaries and benefits along with a one-time $250,000 expense recovery settlement from an OREO property in the third quarter of 2016.

Income Taxes

The Company recorded income tax expense of $1.2 million for the three months ended September 30, 2017 compared to $999,000 for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 and 2016 was 35.0% and 27.4%, respectively. During the third quarter of 2017, a $32,000 benefit to income tax expense was recorded relative to the adoption of ASU 2016-09. The lower tax rate in 2016 was primarily due to the tax-free BOLI benefit.

Nine Months Ended September 30, 2017 compared to September 30, 2016

Net Interest Income

Net interest income for the nine months ended September 30, 2017 totaled $24.0 million, an increase of $2.1 million, or 9.8%, compared to $21.9 million for the corresponding period in 2016. This increase was largely due to an increase of $90.8 million, or 11.1%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a higher level of average deposits. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $59.6 million, or 19.9%. These positives were partially offset by the 4 basis point decrease in our net interest margin.

The net interest margin and net interest spread decreased to 3.52% and 3.34%, respectively, for the nine month period ended September 30, 2017, from 3.56% and 3.39%, respectively, for the same prior year period, primarily resulting from slightly lower yielding interest-earning assets.

Total interest income for the nine months ended September 30, 2017 increased by $2.5 million, or 9.8%. The increase in interest income was primarily due to a volume related increase in interest income of $2.4 million, combined with a rate related increase in interest income of $70,000 for the first nine months of 2017 as compared to the same prior year period.

Interest and fees on loans increased $2.1 million, to $26.4 million for the nine months ended September 30, 2017 compared to $24.3 million for the corresponding period in 2016. Volume related increases of $2.2 million were partially offset by rate related decreases of $165,000. The average balance of the loan portfolio for the nine months ended September 30, 2017 increased by $66.6 million, or 9.3%, to $781.9 million from $715.3 million for the corresponding period in 2016. The average annualized yield on the loan portfolio was 4.51% for the nine months ended September 30, 2017 compared to 4.54% for the nine months ended September 30, 2016. Additionally, the average balance of total non-accrual loans, which amounted to $2.1 million and $1.6 million for the nine months ended September 30, 2017 and 2016 respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.5 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016, an increase of $311,000, or 25.2%. For the nine months ended September 30, 2017, investment securities had an average balance of $94.1 million with an average annualized yield of 2.19% compared to an average balance of $82.3 million with an average annualized yield of 2.00% for the nine months ended September 30, 2016.

Interest income on interest-bearing deposits was $257,000 for the nine months ended September 30, 2017, representing an increase of $173,000, or 206%, from $84,000 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, interest-bearing deposits had an average balance of $34.8 million and an average annualized yield of 0.99% as compared to an average balance of $22.4 million and an average annualized yield of 0.50% for the same period in 2016. The increase in the rate was the result of the Federal Reserve raising short-term interest rates by 0.25% in December 2016, 0.25% in March 2017 and another 0.25% in June 2017.

Interest expense on interest-bearing liabilities amounted to $4.2 million for the nine months ended September 30, 2017 compared to $3.8 million for the corresponding period in 2016, an increase of $374,000, or 9.9%. This increase in interest expense was comprised of a $270,000 volume related increase as well as a $104,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $707.2 million for the nine months ended September 30, 2017 from $636.9 million for the same period last year, an increase of $70.3 million, or 11.0%. Average NOW accounts increased $45.4 million from $151.3 million with an average annualized rate of 0.43% during the nine months ended September 30, 2016, to $196.7 million with an average annualized rate of 0.46% during the nine months ended September 30, 2017. Average savings accounts increased $32.2 million from $226.9 million with an average annualized rate of 0.49% during the nine months ended September 30, 2016, to $259.1 million with an average annualized rate of 0.52% during the nine months ended September 30, 2017. Average time deposits increased $55,000 from $131.3 million with an average annualized rate of 1.41% for the nine months ended September 30, 2016 to $131.4 million with an average annualized rate of 1.43% for the nine months ended September 30, 2017. These average balance increases were partially offset by a decrease in average money market deposits of $10.8 million over this same period while the average annualized rate increased from 0.16% to 0.17%. During the nine months ended September 30, 2017, our average demand deposits totaled $162.3 million, an increase of $14.1 million, or 9.5%, over the same period last year. For the nine months ended September 30, 2017 and 2016, the average annualized cost for all interest-bearing liabilities remained unchanged at 0.79%.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2017 were $22.1 million, with an average interest rate of 0.30%, compared to $18.7 million, with an average interest rate of 0.31%, for the nine months ended September 30, 2016.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for both the nine months ended September 30, 2017 and 2016 was $25.0 million, with an average interest rate of 2.40% and 2.42%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at September 30, 2017, which includes $121,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%

Provision for Loan Losses

There was a $855,000 provision for loan losses reported for the nine months ended September 30, 2017 as compared to a $860,000 provision for the corresponding 2016 period. The majority of the 2017 provision was to support loan growth, while the majority of the 2016 provision was to record a specific allowance of $444,000 against one commercial loan, which was subsequently charged-off during the third quarter of 2016. The Company had $197,000 in net loan charge-offs during the first nine months of 2017, compared to $121,000 in net loan charge-offs in the same period last year. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $10.2 million, or 1.25% of total loans at September 30, 2017, as compared to $9.6 million, or 1.27% at December 31, 2016.

In management’s opinion, the level of allowance for loan losses, totaling $10.2 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the nine months ended September 30, 2017, non-interest income amounted to $4.1 million as compared to $4.0 million, an increase of $74,000, or 1.8%, from the corresponding period in 2016. This increase was largely the result of a $427,000, or 51.4%, increase in residential mortgage banking revenue, which included a $177,000 gain on the sale of $8.2 million of portfolio adjustable rate mortgages, coupled with higher earnings from bank owned life insurance, service fees on deposit accounts, other loan fees, and gains on the sale of SBA loans. These increases were partially offset by the previously mentioned BOLI death benefit of $862,000 received in the third quarter of 2016 and a decrease of $72,000 in net gains on the sale of securities.

Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2017 increased $1.9 million, or 11.8%, to $18.0 million compared to $16.1 million for the nine months ended September 30, 2016. This increase was primarily due to higher salaries and benefits of $945,000 resulting from both annual merit increases along with higher commission payouts on mortgage banking volume generated during the period and a one-time $250,000 expense recovery settlement from an OREO property in the third quarter of 2016.

Income Taxes

The Company recorded income tax expense of $3.1 million for the nine months ended September 30, 2017 and $2.9 million for the same period ended, 2016. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 33.3% and 32.1%, respectively. Income tax expense for the nine months ended September 30, 2017 includes a $177,000 benefit relating to the adoption of ASU 2016-09.

FINANCIAL CONDITION
Assets

At September 30, 2017, total assets were $1.0 billion, an increase of $60.0 million, or 6.4%, from $940.2 million at December 31, 2016. At September 30, 2017, total loans were $816.1 million, an increase of $63.0 million, or 8.4%, from the $753.1 million reported at December 31, 2016. Investment securities, including restricted stock, were $92.6 million at September 30, 2017 as compared to $97.1 million at December 31, 2016, a decrease of $4.5 million, or 4.6%. At September 30, 2017, cash and cash equivalents totaled $46.3 million compared to $42.1 million at December 31, 2016, an increase of $4.2 million, or 10.0%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both September 30, 2017 and December 31, 2016.

Liabilities

Total liabilities increased $54.2 million, or 6.5%, to $893.7 million at September 30, 2017, from $839.5 million at December 31, 2016. Total deposits increased $45.3 million, or 5.8%, to $821.9 million at September 30, 2017, from $776.6 million at December 31, 2016. FHLB and other borrowings increased by $5.0 million over this same period while securities sold under agreement to repurchase increased by $2.7 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $92.6 million at September 30, 2017 compared to $97.1 million at December 31, 2016, a decrease of $4.5 million, or 4.6%. During the nine months ended September 30, 2017 and 2016, investment security purchases amounted to $3.3 million and $11.5 million, respectively, while repayments, calls and maturities amounted to $8.2 million and $9.4 million, respectively. Additionally, there were no investment security sales during the first nine months of 2017 as compared to sales of $1.1 million during the same period in 2016, in which the Company recorded a gain of $72,000.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2017, the Company maintained $16.5 million of GSE residential mortgage-backed securities in the investment portfolio and $10.3 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Ba1. These securities have an amortized cost value of $2.8 million and a fair value of $2.7 million at September 30, 2017. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2017, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$99,601	12.2%	$93,697	12.4%
Real estate – construction	118,553	14.5%	111,914	14.9%
Real estate – commercial	507,507	62.3%	460,685	61.2%
Real estate – residential	62,416	7.6%	59,065	7.8%
Consumer	28,773	3.5%	28,279	3.8%
Unearned fees	(772)	(0.1)%	(548)	(0.1)%
Total loans	$816,078	100.0%	$753,092	100.0%

For the nine months ended September 30, 2017, total loans increased by $63.0 million, or 8.4%, to $816.1 million from $753.1 million at December 31, 2016. The increase was due to growth all sectors of the portfolio during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2017 and into 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. We have taken the approach of opening low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River, New Jersey, LPO into a new, more highly visible location that now complements our other LPO in Summit, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at September 30, 2017 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 62.3% of our total loans at September 30, 2017, up slightly from 61.2% at December 31, 2016. These loans increased $46.8 million, or 10.2%, to $507.5 million at September 30, 2017 from $460.7 million at December 31, 2016. Commercial and industrial loans increased by $5.9 million, or 6.3%, to $99.6 million at September 30, 2017 from $93.7 million at December 31, 2016. Consumer loans grew by $494,000, or 1.7%, to $28.8 million at September 30, 2017 from $28.3 million at December 31, 2016. Real estate construction loans increased by $6.7 million, or 6.0%, to $118.6 million at September 30, 2017 from $111.9 million at December 31, 2016, while real estate residential loans increased $3.3 million, or 5.6%, to $62.4 million at September 30, 2017 from $59.1 million at December 31, 2016. The increase in real estate residential loans is inclusive of the sale of $8.2 million in portfolio adjustable rate mortgages during the first nine months of 2017, which generated a gain of $177,000.

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

At September 30, 2017, non-accrual loans increased to $2.3 million from the $1.5 million at December 31, 2016. Our non-performing loans are primarily secured by real estate. At September 30, 2017 and December 31, 2016, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2017 and December 31, 2016. Total TDRs are broken out at the bottom of the table.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$926	$119
Real estate-construction	150	—
Real estate-commercial	252	666
Real estate-residential	717	763
Consumer	300	—

Total Non-Performing Loans	2,345	1,548

Loans past due 90 days or more and still accruing	—	—

OREO	—	259

Total Non-Performing Assets	$2,345	$1,807

Ratios:
Non-Performing loans to total loans	0.29%	0.21%
Non-Performing assets to total assets	0.23%	0.19%

Troubled Debt Restructured Loans:
Performing	$6,925	$8,075
Non-performing (included in non-performing assets above)	1,129	157

Total non-performing loans increased by $797,000 from December 31, 2016. At September 30, 2017, fourteen loans comprise the $2.3 million as compared to nine loans for the $1.5 million at December 31, 2016. At September 30, 2017, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2017, non-performing commercial and industrial loans from December 31, 2016, increased by $807,000 during the nine months ended September 30, 2017, primarily due to the addition of five loan relationships, totaling $823,000. The $926,000 is comprised of six commercial term loans.

At September 30, 2017, non-performing real estate commercial loans decreased by $414,000 from December 31, 2016, due primarily to one loan totaling $335,000, which paid off during the first quarter of 2017.

At September 30, 2017, non-performing real estate residential loans decreased $46,000 to $717,000 from December 31, 2016.

At September 30, 2017, non-performing consumer loans increased by $300,000 from December 31, 2016, due primarily to two loans totaling $300,000.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. During the third quarter of 2017, the Bank sold its only OREO property for a loss of $17,000. At December 31, 2016, the Bank had $259,000 in OREO, which consisted of one property.

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

As of September 30, 2017 and December 31, 2016, TDRs totaled $8.1 million and $8.2 million, respectively. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and to deleverage the Company’s exposure. The $8.1 million is comprised of $910,000 in real estate commercial loans, $3.1 million in real estate construction loans, $3.6 million in commercial and industrial, and $371,000 in real estate residential loans. All TDRs except for one loan relationship, as of September 30, 2017, are collateral-dependent loans while one loan relationship is unsecured and on non-accrual, for which the Company took a 50% charge-off, or $248,000, during the first quarter of 2017. Of the $8.1 million, no relationships have a specific reserve in our ALLL computation.

The $910,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate. The remaining $856,000 of performing real estate commercial TDRs are amortizing on various terms. The TDR designation was given primarily due to concessions granted for interest rate or amortization. These factors were all a result of the weak economy, which resulted in the borrowers having financial and cash flow difficulties.

The $3.1 million in real estate construction loans is partially comprised of four relationships, which are currently being developed, under contract and/or amortizing, and all are accruing except for one loan for $150,000.

The $3.6 million in commercial and industrial loans are all performing, with the exception of six non-accrual loans totaling $925,000.

The $371,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At September 30, 2017, the Company had $23.4 million in loans that were risk rated as special mention, substandard, or doubtful. This $23.4 million of special mention, substandard, and doubtful loans represents an increase of $6.2 million from the $17.2 million reported at December 31, 2016, primarily due to one credit downgraded to special mention during the current quarter.

At September 30, 2017, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016.

	September 30,		December 31,
	2017	2016	2016
	(in thousands, except percentages)

Balance at beginning of year	$9,565	$8,713	$8,713
Provision charged to expense	855	860	515
Recoveries (charge-offs), net	(197)	(121)	337
Balance of allowance at end of period	$10,223	$9,452	$9,565

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.03%	0.02%	(0.05)%
Balance of allowance as a percent of loans at period-end	1.25%	1.25%	1.27%
Ratio of allowance to non-performing loans at period-end	435.95%	595.59%	617.89%

At September 30, 2017 and December 31, 2016, the Company’s allowance for loan losses was $10.2 million and $9.6 million, respectively. The allowance for loan losses as a percentage of total loans at September 30, 2017 was 1.25%, compared with 1.27% at December 31, 2016. The Company recorded a $855,000 provision to the allowance for loan losses for the nine month period ended September 30, 2017 as compared to a $860,000 provision for the comparable period in 2016. The majority of the 2017 provision was to support loan growth in 2017, while the majority of the 2016 provision was to record a specific allowance of $444,000 against one commercial loan, which was subsequently charged off during the third quarter of 2016. Non-performing loans at September 30, 2017 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2017 and into 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures and, as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the housing market and levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for probable losses inherent in the loan portfolio. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review consultants, directors’ loan committee, and board of directors. The level of the allowance is determined by assigning specific allowances to impaired loans and general allowances on all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of the underlying collateral on collateral dependent loans and cash flow from operations on cash flow dependent loans. A risk rating system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, senior management evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and as adjustments become necessary they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to cover any losses, future additions to the allowance may be necessary based upon changes in market conditions, either generally or specific to our area, or changes in the circumstances of particular borrowers. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

Bank Owned Life Insurance (“BOLI”)

In November 2004, the Company invested in $3.5 million of BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI, of which $3.9 million was purchased in the third quarter of 2016, in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERPs. Expenses related to the SERP were approximately $230,000 and $154,000 for the nine months ended September 30, 2017 and 2016, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $411,000 and $337,000 for the nine months ended September 30, 2017 and 2016, respectively. During the third quarter of 2016, the Company received an $862,000 tax-free BOLI death benefit.

Premises and Equipment

Premises and equipment totaled approximately $5.4 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively. Depreciation expense totaled $588,000 and $586,000 for the nine months ended September 30, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at September 30, 2017 and December 31, 2016, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2017. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

There can be no assurance that future testing will not result in material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 3, “Goodwill,” in the Company’s financial statements.

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

In keeping with the Company's Strategic Plan, which includes optimizing the profitability of our branch network, the Company will be closing two branches and consolidating them into a new location, which will provide cost efficiency and greater market share potential. We opened a new branch in Sea Girt in the third quarter, along the Route 35 corridor in Monmouth County, N.J., and consolidated the operations of our Allaire office in Wall Township, N.J. and our office in Manasquan, N.J., into this new branch. The Company anticipates annual pre-tax expense savings of approximately $300,000 beginning in the fourth quarter of 2017.

At September 30, 2017, total deposits amounted to $821.9 million, reflecting an increase of $45.3 million, or 5.8%, from $776.6 million at December 31, 2016. Core checking deposits at September 30, 2017 increased $59.1 million, or 18.9%, to $372.0 million from year-end 2016, while savings accounts, money market deposits and time deposits, decreased $13.8 million, or 3.0% to $449.9 million, compared to $463.7 million at December 31, 2016. In light of the low interest rate environment and strong loan pipeline, the Company has continued to take advantage of extending the maturity of its CD portfolio by utilizing a laddered strategy of Listed Service CDs over the course of the past year. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at September 30, 2017 amounted to $742.5 million and accounted for 90.3% of total deposits, as compared to $684.4 million and 88.1% at December 31, 2016. During 2017, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over at September 30, 2017 totaled $9.4 million as compared to $8.9 million at December 31, 2016, an increase of $500,000, or 5.2%. At September 30, 2017, the Company had $31.0 million in brokered CDs as compared to $35.6 million at December 31, 2016, with rates ranging from 1.05% to 2.12% and original terms ranging from 24 to 84 months, while Listed Service CDs totaled $39.0 million compared to $47.6 million at December 31, 2016, with rates between 1.02% to 2.10% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $31.7 million based on the current loan collateral pledged of $139.2 million at September 30, 2017.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At September 30, 2017 and 2016, the Company had no short-term borrowings outstanding.

At September 30, 2017 and December 31, 2016, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $30.3 million at September 30, 2017 compared to $25.3 million at December 31, 2016. The FHLB advances had a weighted average interest rate of 2.31% and 2.35% at September 30, 2017 and December 31, 2016, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2017	December 31, 2016	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$7,500	$7,500	3.97%	10	November 2017
Fixed Rate Note	—	1,500	2.71%	7	August 2017
Fixed Rate Note	2,000	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	—	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023

Total FHLB borrowings	$30,300	$25,300

The maximum amount outstanding of FHLB advances at any month-end during the nine months ended September 30, 2017 and 2016 was $30.3 million and $35.3 million, respectively. The average interest rates paid on FHLB advances was 2.40% and 2.42% during the nine months ended September 30, 2017 and 2016, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at September 30, 2017 and December 31, 2016, which includes $121,000 and $145,000 of remaining unamortized debt issuance costs at September 30, 2017 and December 31, 2016, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase increased to $22.6 million at September 30, 2017 from $19.9 million at December 31, 2016, an increase of $2.7 million, or 13.4%.

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

At September 30, 2017, the Company had $46.3 million in cash and cash equivalents as compared to $42.1 million at December 31, 2016. Cash and cash equivalent balances include $21.4 million and $22.2 million of interest-bearing deposits at the Federal Reserve Bank of New York at September 30, 2017 and December 31, 2016, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Home equity lines of credit	$33,345	$24,255
Commitments to fund commercial real estate and construction loans	157,155	125,494
Commitments to fund commercial and industrial loans and other loans	49,267	53,979
Commercial and financial letters of credit	5,303	3,973
Total off-balance sheet commitments	$245,070	$207,701

Capital

Shareholders’ equity increased by approximately $5.9 million, or 5.8%, to $106.6 million at September 30, 2017 compared to $100.7 million at December 31, 2016. Net income for the nine month period ended September 30, 2017 added $6.2 million to shareholders’ equity. Additionally, stock-based compensation expense of $202,000, options exercised of $266,000, employee stock purchases of $52,000, and $198,000 in after-tax net unrealized gains on securities available for sale during the nine months ended September 30, 2017, were other major contributors to the increase. These increases were partially offset by $1.0 million in cash dividends on common stock. During the nine months ended September 30, 2017, the Company repurchased no shares under its share repurchase program.

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

As of September 30, 2017, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at September 30, 2017 and December 31, 2016, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of September 30, 2017
Common Equity Tier 1 Capital to Risk Weighted Assets	10.09%	11.11%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.07%	10.00%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.09%	11.11%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.39%	12.27%	8.00%	10.00%

As of December 31, 2016
Common Equity Tier 1 Capital to Risk Weighted Assets	10.33%	11.49%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.94%	9.95%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.33%	11.49%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.76%	12.68%	8.00%	10.00%
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

As of September 30, 2017, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2017, no shares were repurchased under the Company’s share repurchase program. In December 2016, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2017 to December 31, 2017.

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

TWO RIVER BANCORP

Date:	November 13, 2017	By:	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2017	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)