Form 10-K
period 2017-12-31
TWO RIVER BANCORP
filed 2018-03-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $132,975,441.
As of March 1, 2018, 8,501,628 shares of the registrant’s common stock were outstanding.
Documents incorporated by reference
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2017.

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

Two River Bancorp serves as a holding company for Two River Community Bank (“Two River” or the “Bank”), a New Jersey state-chartered commercial bank, having a branch network consisting of 14 branches and two loan production offices (“LPOs”) throughout Monmouth, Middlesex, Union and Ocean Counties, New Jersey. The Company’s website is www.tworiverbank.com.

As of December 31, 2017 the Company had consolidated assets of $1.04 billion, total loans of $850.9 million, total deposits of $861.6 million and shareholders’ equity of $106.6 million.

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

Employees

As of December 31, 2017, the Company and its subsidiaries had 157 full-time equivalent employees, of whom 153 were full-time and 8 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

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

The Bank currently operates 14 banking offices in Monmouth, Middlesex and Union Counties, New Jersey and a corporate headquarters building.

The Bank’s corporate headquarters is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey, while its principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Atlantic Highlands, Navesink, Port Monmouth, Freehold, Red Bank, Sea Girt, Tinton Falls (2), West Long Branch, New Brunswick, Westfield, Cranford and Fanwood, New Jersey.

The Bank also operates two regional LPOs, one each in Union and Ocean Counties, New Jersey, for the purpose of expanding our presence in these communities.

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

Growth Strategy

Profitable and sustainable growth is the Company’s primary goal. In order to achieve our goal, our strategic plan centers on the following:

•	Aligning resources to support strategy and productivity;

•	Increase fee and other non-interest income, primarily through mortgage banking and SBA lending;

•	Continued improvement in net interest income through controlled balance sheet growth; and

•	Growth in earnings per share.

We will also consider the acquisition of a smaller financial institution, in whole or branch acquisition, should the opportunity arise and economics support, as an avenue to achieve our desired growth.

Securing deposits to support expansion across our key lines of business remains a priority for us. Technology initiatives will assist us as well.

During 2017, we focused on growth in core markets by increasing loan production, increasing fee-based income and improving profitability. The Company grew loans by $97.8 million and achieved annual net income of $6.5 million.

We are focusing on establishing a market presence in the communities between Union and Ocean Counties by adding strategically located new branches and loan production offices. We will accomplish this goal while operating in a safe and sound manner to provide a desirable return to our shareholders.

In the third quarter of 2017, the Company closed and consolidated its Allaire and Manasquan branches into a new and more visible location in Sea Girt, New Jersey. The closure of these offices was in line with our strategic plans of optimizing the profitability of our branch network.

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

Our efforts include looking for potential new retail banking offices in markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices in attractive growth markets while providing high level customer service, our core deposits will naturally increase.

Our priorities also include the following:

•	Organically growing the size of the loan portfolio;

•	Utilizing technology to attract new customers and lower costs; and

•	Enhancing our electronic delivery channels.

Competitive Advantages

Attractive franchise in demographically desirable markets in New Jersey

We believe that the Bank has a strong regional presence in Monmouth, Middlesex, Union and Ocean Counties, which consist of densely populated areas with average household incomes above the US national average. The Company currently has 10 branches in Monmouth County, which currently ranks as the fourth highest median household income county in New Jersey.

Commercial lending expertise

We believe we have a strong track record of quality commercial loans, highlighted by a niche expertise in our Private Banking Division (medical practitioners and business owners) and SBA lending without any reliance on wholesale loan purchases.

Local brand recognition

We believe we have competed effectively by leveraging a branch network and a full assortment of banking products to facilitate loan growth in our core locations.

Conservative underwriting parameters utilizing local expertise

The majority of our portfolio is secured by New Jersey properties, with average loan-to-value ("LTV") at origination of 75% or less, predominantly owner-occupied along with strong cash flow. We believe this local presence allows our loan underwriters to be able to assess loan candidates better than our peers.

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
(ii)commercial real estate; and

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

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, municipalities, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2017, approximately 55% of our deposits are from businesses and 45% from consumers.

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

We face significant competition from banks with much larger branch networks nationwide, as well as credit unions and other community banks.

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

The ALCO is responsible for monitoring the investment portfolio and ensuring that investments comply with the investment policy. The ALCO may from time to time consult with investment advisors. The Bank’s president and its chief financial officer may purchase or sell securities on behalf of the Bank in accordance with the guidelines of the ALCO committee. The Board of Directors reviews the composition and performance of the investment portfolio, including all transactions, on a monthly basis.

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

Two River Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956 (“BHCA”), as amended, and is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, permits bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the BHCA for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Two River Bancorp is also subject to other federal laws and regulations as well as the corporate laws and regulations of New Jersey, the state of its incorporation.

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

The following descriptions summarize some of the key laws and regulations to which the Bank is subject, and to which Two River Bancorp is subject as a registered bank holding company. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of Two River Bancorp and the Bank.

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

In 2017, Two River Bancorp paid $1.4 million in cash dividends to common shareholders.

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

In addition, the Federal banking regulators have established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2017, Two River Bancorp’s leverage ratio was 8.85%.

Our minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% to be considered “well capitalized”), a Tier 1 Capital ratio of 6.0%, (8.0% to be considered “well capitalized”); and a total capital ratio of 8.0% (10.0% to be considered “well capitalized”).

The Company’s and the Bank’s capital ratios at December 31, 2017 and 2016 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource.”

In order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital conservation buffer requirements are being phased in over a three-year period beginning January 1, 2016.

As of December 31, 2017, the Company and the Bank are "well-capitalized" and each of them has a capital conservation buffer greater than 2.5%.

Prompt Corrective Action

The Federal Deposit Insurance Act ("FDIA") requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Two River Bancorp’s financial condition. Under the FDIA’s Prompt Corrective Action Regulations, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

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

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the first paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2017, the Bank’s lending limit to one borrower was $16.3 million.

Executive Compensation

SEC regulations provide for a say on pay for shareholders of all public companies. Under these regulations, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. SEC regulations also have disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

On August 5, 2015, the SEC adopted final rules requiring disclosure of the ratio of the CEO’s compensation to that of their median employee (“pay ratio”). Two River Bancorp will become subject to these rules with respect to its proxy statements and 10-Ks filed starting in 2019.

Concentration and Risk Guidance

The federal banking regulatory agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet listing service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements. The Bank adheres to the practices recommended in this guidance.

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

Approximately 92.6% of our loan portfolio as of December 31, 2017 was comprised of loans collateralized by real estate, with 98.4% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2017, we had $118.1 million, or 13.9%, of our total loans in real estate construction loans. Of this amount, $7.2 million were land loans and $82.3 million were made to finance residential construction. Substantially all of these loans are located in Monmouth, Middlesex, Union and Ocean Counties, New Jersey. Further, $28.6 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a percentage of our portfolio. As of December 31, 2017, commercial real estate loans and commercial and industrial loans totaled $639.1 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

At December 31, 2017, the Bank’s allowance for loan losses was $10.7 million, which equaled 1.25% of the Bank’s total loans.

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

Changes in tax laws could have an adverse effect on the Company, the banking industry, the Bank’s customers, the value of collateral securing loans and demand for loans.

Changes in tax laws contained in the recently enacted Tax Cuts and Jobs Act (the “Tax Act”) contain a number of provisions which could have an impact on the banking industry, borrowers and the market for single family residential and commercial real estate. Among the changes are: lower limits on the deductibility of mortgage interest on single family residential mortgages; a broad limitation on deductibility of business interest expense which will affect commercial borrowers; and limitations on the deductibility of property taxes and state and local income taxes. We cannot predict the ultimate impact of these changes. However, such changes may have an adverse effect on the market for and valuation of single family residential properties and commercial real estate, the economics of borrowing by businesses, and on the demand for residential and commercial mortgage and business loans in the future. If home ownership or business borrowing become less attractive, demand for our loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and borrowing, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts if these changes become effective. These changes could adversely affect our business, financial condition and results of operations.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry. See “Item 1. Business – Supervision and Regulation.”

Future banking laws and regulations could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements could also materially and adversely affect us.

The short-term and long-term impact of our regulatory capital requirements is uncertain and could adversely affect us.

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

New lines of business or new products and services may subject the Bank to additional risks.
From time to time, the Bank may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Bank may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Bank’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.

The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Bank’s business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to the Bank’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Bank’s interests and/or may be inaccurate. The dissemination of information online could harm the Bank’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Bank an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about the Bank’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees, directors and customers. The inappropriate use of social media by the Bank’s customers, directors or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage the Bank’s reputation adversely affecting customer or investor confidence.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

Office Location	Address	Description	Opened
Corporate Headquarters:	766 Shrewsbury Avenue Tinton Falls, NJ	17,626 sq. ft. building (leased)	10/12

The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ	817 sq. ft. store front (leased)	03/02

Cranford Office:	245-249 North Avenue Cranford, NJ	2,438 sq. ft. stand-alone building (owned)	01/15

Fanwood:	328 South Avenue Fanwood, NJ	2,966 sq. ft. stand-alone building (leased)	03/08

Freehold:	31 East Main Street Freehold, NJ	2,060 sq. ft. in strip shopping center (leased)	05/15

Navesink:	Eastpointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ	2,080 sq. ft. in strip shopping center (leased)	09/05

New Brunswick:	Kilmer Square 94 Albany Street New Brunswick, NJ	1,162 sq. ft. in strip shopping center (leased)	04/14

Port Monmouth:	357 Highway 36 Port Monmouth, NJ	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	140 Broad Street Red Bank, NJ	2,459 sq. ft. store front (leased)	11/12

Sea Girt:	1314 Sea Girt Avenue Sea Girt, NJ	1,537 sq. ft. stand-alone building (owned)	09/17

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ	2,500 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ	3,630 sq. ft. stand-alone building (leased)	10/98

The Company leases one property in Toms River, New Jersey utilized as an LPO, which has a lease expiration date of January 31, 2022 with two (2) five (5) year options. The Company also leases one property in Summit, New Jersey utilized as a LPO, which has a lease expiration date of February 28, 2019.

Item 3. Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2017, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “TRCB.” The following are the high and low sales prices per share, which have been adjusted for the 5% stock dividend declared January 19, 2017:

	2017		2016
	High	Low	High	Low
First Quarter	$18.13	$13.70	$9.36	$8.56
Second Quarter	18.70	15.90	10.65	8.92
Third Quarter	19.85	17.33	11.23	10.28
Fourth Quarter	20.58	17.81	14.57	10.84

As of March 1, 2018, there were approximately 516 record holders of the Company’s common stock.

On January 19, 2017, the Company announced that it declared a 5% stock dividend, which was paid on February 28, 2017 to shareholders of record as of February 9, 2017.

For the year ended December 31, 2017, the Company paid total cash dividends of $0.17 per share. Such dividends were paid quarterly.

For the year ended December 31, 2016, the Company paid total cash dividends of $0.14 per share. Such dividends were also paid quarterly. For a description of regulatory restrictions on the ability of the Company and the Bank to pay dividends, see Note 17 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

During the quarter ended December 31, 2017, no shares were repurchased under the Company’s share repurchase program.

All shares repurchased to date have been transacted under the Company’s then-applicable share repurchase program. Future purchases will be made subject to a new share repurchase program, approved and adopted on December 14, 2017, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018.

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

The following chart compares the Company's cumulative total shareholder return over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the SNL U.S. Bank Index, which was prepared by S&P Global Market Intelligence, and contains 320 Banks.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Two River Bancorp, Inc.	100.00	130.08	154.19	184.61	280.76	361.72
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank Index	100.00	137.30	153.48	156.10	197.23	232.91

Item 6. Selected Financial Data.

The following selected consolidated financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Income Statement

Interest income	$38,240	$34,624	$32,103	$30,386	$30,316
Interest expense	5,707	5,164	3,863	3,452	3,799
Net interest income	32,533	29,460	28,240	26,934	26,517
Provision for loan losses	1,530	515	490	621	910
Net interest income after provision for loan losses	31,003	28,945	27,750	26,313	25,607
Non-interest income	5,459	5,489	3,537	2,932	2,705
Non-interest expenses	23,942	21,475	21,355	19,667	20,180
Income before income taxes	12,520	12,959	9,932	9,578	8,132
Income tax expense	6,018	4,328	3,585	3,561	2,973
Net income	6,502	8,631	6,347	6,017	5,159
Preferred stock dividend	—	—	(57)	(117)	(261)
Net income available to common shareholders	$6,502	$8,631	$6,290	$5,900	$4,898

Per Share Data (1)
Weighted average shares outstanding:
Basic	8,388	8,321	8,304	8,329	8,443
Diluted	8,658	8,530	8,507	8,519	8,600
Earnings per common share:
Basic	$0.78	$1.04	$0.76	$0.71	$0.58
Diluted	0.75	1.01	0.74	0.69	0.57
Cash dividends per common share	0.17	0.14	0.12	0.10	0.06

Balance Sheet
Loans, net of unearned discounts and fees	$850,874	$753,092	$693,150	$627,614	$602,816
Goodwill and other intangibles	18,109	18,109	18,118	18,166	18,252
Total assets	1,039,798	940,211	863,696	781,196	769,707
Total deposits	861,557	776,567	708,436	642,390	633,449
Total shareholders' equity	106,571	100,716	93,002	93,932	95,427

Performance Ratios
Return on average assets	0.66%	0.96%	0.76%	0.78%	0.69%
Return on average equity	6.22%	8.94%	6.59%	6.21%	5.49%
Net interest margin	3.53%	3.53%	3.68%	3.79%	3.84%
Efficiency ratio (2)	63.02%	61.45%	67.20%	65.85%	69.06%

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Capital Ratios
Tier 1 capital to average assets	8.85%	8.94%	8.97%	9.95%	10.40%
Tier 1 capital to risk weighted assets	9.68%	10.33%	10.13%	11.36%	11.99%
Total capital to risk weighted assets	11.93%	12.76%	12.65%	12.57%	13.21%
Common equity Tier 1 capital to risk weighted assets	9.68%	10.33%	10.13%	N/A	N/A

Asset Quality Ratios
Non-performing loans to total loans (3)	0.24%	0.21%	0.46%	0.99%	1.00%
Non-performing assets to total assets (4)	0.20%	0.19%	0.42%	1.00%	1.14%
Net loan charge-offs (recoveries) to average loans	0.05%	(0.05)%	(0.02)%	0.07%	0.18%
Allowance for loan losses to total loans at period-end	1.25%	1.27%	1.26%	1.29%	1.31%
Allowance for loan losses to non-performing loans at period-end	515.36%	617.89%	274.17%	129.37%	131.00%

(1) Restated for 5% stock dividend in 2017
(2) Efficiency ratio is total non-interest expense divided by net interest income and non-interest income
(3) Non-performing loans include non-accrual loans and loans past due 90 days and still accruing
(4) Non-performing assets include non-accrual loans, loans past due 90 days and still accruing and other real estate owned

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of Two River Bancorp and should be read in conjunction with the audited consolidated financial statements, including the related notes thereto. As used in the following discussion, the term "Company" refers to Two River Bancorp and "the Bank" or "Two River" refers to the Company's wholly owned banking subsidiary, Two River Community Bank.

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

Management is responsible for preparing and evaluating the ALLL on a quarterly basis in accordance with Bank policy, and the Interagency Policy Statement on the ALLL released by the Board of Governors of the Federal Reserve System on December 13, 2006 as well as GAAP. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance account, including an assessment of known and inherent risks in the loan portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management utilizes the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short term change. Various regulatory agencies may require us and our banking subsidiaries to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of our loans are secured by real estate in New Jersey, primarily in Monmouth, Middlesex and Union Counties. Accordingly, the collectability of a substantial portion of the carrying value of our loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the New Jersey and/or our local market areas experience economic shock.

Stock-Based Compensation. Stock-based compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2017 and 2016 for goodwill and intangibles was completed, and the Company did not require any impairment charge during the years ended December 31, 2017 and 2016. See Note 5 in the Notes to Consolidated Financial Statements for more information.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security, and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), given the amount and complexity of the changes in tax law resulting from the Tax Act, the Company has not finalized the accounting for the income tax effects of the Tax Act. This includes the measurement of deferred taxes. The impact of the Tax Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. As a result of the Tax Act, the Company recorded a non-cash charge to income tax expense of approximately $1.8 million in the fourth quarter of 2017 primarily due to the re-measurement of deferred tax assets and liabilities.

Financial Overview

Net Income

The Company reported net income of $6.5 million for the year ended December 31, 2017, compared to $8.6 million in 2016, an decrease of $2.1 million, or 24.7%. Basic and diluted earnings per common share were $0.78 and $0.75, respectively, for the year ended December 31, 2017 compared to basic and diluted earnings per common share of $1.04 and $1.01, respectively, for the same period in 2016. Our results for 2017 include a non-cash charge of $1.78 million, or $0.21 per diluted share, in income tax expense, associated with the enactment of the Tax Act passed in December, which relates to the revaluation of the Company's net deferred tax asset, due to the reduction in the Federal corporate income tax rate from 34% to 21%, effective January 1, 2018. During 2016, the Company received a tax-free Bank Owned Life Insurance (“BOLI”) death benefit of $862,000, or $0.10 per diluted share, which was included in non-interest income. Excluding the charge to income tax expense and the BOLI event in the prior year, 2017 net income increased 6.6%. All share and per share data for all referenced reporting periods have been retroactively adjusted for a 5% stock dividend declared on January 19, 2017, payable on February 28, 2017 to shareholders of record as of February 9, 2017.

Total Assets

Total assets increased by $99.6 million, or 10.6%, to $1.04 billion at December 31, 2017 from $940.2 million at December 31, 2016. The increase in total assets was primarily the result of $97.8 million in loan growth funded mainly by core deposit growth during the year.

Total Loans and Deposits

Total loans amounted to $850.9 million at December 31, 2017, which was an increase of $97.8 million, or 13.0%, compared to the December 31, 2016 amount of $753.1 million. The Company continues to provide commercial, residential and consumer lending to our market customers, while maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $10.7 million, or 1.25% of total loans, at December 31, 2017, compared to $9.6 million, or 1.27% of total loans, at December 31, 2016.

Deposits increased to $861.6 million at December 31, 2017 from $776.6 million at December 31, 2016, an increase of $85.0 million, or 10.9%. The increase in deposits is primarily attributable to the growth in our core checking deposits resulting from increased business and consumer activity, along with certificates of deposit.

Shareholders’ Equity and Tangible Book Value per Common Share

Shareholders’ equity amounted to $106.6 million at December 31, 2017 from $100.7 million at December 31, 2016, an increase of $5.9 million, or 5.8%. At year-end 2017, book value per common share increased to $12.58 compared to $12.04 at December 31, 2016. At year-end 2017, tangible book value per common share (a Non-GAAP Financial Measure) increased to $10.44 compared to $9.88 at December 31, 2016.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2017	2016	2015

Return on average assets	0.66%	0.96%	0.76%
Return on average tangible assets (1)	0.67%	0.98%	0.78%
Return on average shareholders’ equity	6.22%	8.94%	6.59%
Return on average tangible shareholders’ equity (1)	7.52%	11.00%	8.12%
Net interest margin	3.53%	3.53%	3.68%
Average equity to average assets	10.55%	10.70%	11.57%
Average tangible equity to average tangible assets (1)	8.89%	8.87%	9.60%

(1)     The following table provides the reconciliation of non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	2017	2016	2015

Total shareholders’ equity	$106,571	$100,667	$93,002
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,118)
Tangible common shareholders’ equity	$88,462	$82,558	$74,884

Common shares outstanding	8,470	8,365	8,325
Book value per common share	$12.58	$12.04	$11.17

Book value per common share	$12.58	$12.04	$11.17
Effect of intangible assets	(2.14)	(2.16)	(2.17)
Tangible book value per common share	$10.44	$9.88	$9.00

Return on average assets	0.66%	0.96%	0.76%
Effect of intangible assets	0.01%	0.02%	0.02%
Return on average tangible assets	0.67%	0.98%	0.78%

Return on average equity	6.22%	8.94%	6.59%
Effect of average intangible assets	1.30%	2.06%	1.53%
Return on average tangible equity	7.52%	11.00%	8.12%

Average equity to average assets	10.55%	10.70%	11.57%
Effect of average intangible assets	(1.66%)	(1.83%)	(1.97%)
Average tangible equity to average tangible assets	8.89%	8.87%	9.60%

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

Financial Results for the Three Years Ended December 31, 2017

Net Interest Income

For the year ended December 31, 2017, net interest income amounted to $32.5 million, as compared to $29.5 million for the year ended December 31, 2016. This increase of $3.0 million, or 10.4%, was primarily the result of a higher volume of average interest-earning assets and a higher level of average core checking deposits. The Federal Reserve raised short-term interest rates three times during 2017 for a total of 0.75%, as compared to 0.25% increases in both 2016 and 2015. Our average earning assets increased by $86.0 million, or 10.3%, to $921.0 million for the year ended December 31, 2017 from $835.0 million for the year ended December 31, 2016, while our net interest spread remained unchanged at 3.35% for both years ended December 31, 2017 and 2016. Our net interest margin also remained unchanged at 3.53% for both years ended December 31, 2017 and 2016.

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

For the year ended December 31, 2017, total interest income increased to $38.2 million from $34.6 million for the year ended December 31, 2016. This increase of $3.6 million, or 10.4%, was primarily due to volume-related increases in interest income of $3.4 million, and by interest rate-related increases in interest income of $252,000, for the year ended December 31, 2017 as compared to the prior year. The average yield on our interest earning assets remained unchanged at 4.15% for the years ended December 31, 2017 and 2016.

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

Interest and fees on loans increased by $3.0 million, or 9.2%, to $35.8 million for the year ended December 31, 2017 compared to $32.8 million for the same period in 2016. Of the $3.0 million increase in interest and fees on loans, $3.1 million was attributable to volume-related increases, which were partially offset by $128,000 of rate-related decreases. The average balance of the loan portfolio for the year ended December 31, 2017 increased by $69.2 million, or 9.5%, to $793.7 million from $724.5 million for the same period in 2016. The average annualized yield on the loan portfolio decreased to 4.51% for the year ended December 31, 2017, from 4.53% for the same period in 2016. The average balance of non-accrual loans was $2.1 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively, which impacted the Company’s loan yield for both periods presented.

Interest and fees on loans increased by $2.2 million, or 7.1%, to $32.8 million for the year ended December 31, 2016 compared to $30.6 million for the same period in 2015. Of the $2.2 million increase in interest and fees on loans, $2.9 million was attributable to volume-related increases, which were partially offset by $727,000 of rate-related decreases. The average balance of the loan portfolio for the year ended December 31, 2016 increased by $62.7 million, or 9.5%, to $724.5 million from $661.8 million for the same period in 2015. The average annualized yield on the loan portfolio decreased to 4.53% for the year ended December 31, 2016, from 4.63% for the same period in 2015. The average balance of non-accrual loans was $1.9 million and $4.1 million for the years ended December 31, 2016 and 2015, respectively, which impacted the Company’s loan yield for both periods presented.

Interest income on interest-bearing deposits was $350,000 for the year ended December 31, 2017, representing an increase of $217,000, or 163.2%, from $133,000 for the same period in 2016. For the year ended December 31, 2017, interest-bearing deposits had an average balance of $33.3 million and an average annualized yield of 1.05% as compared to $26.2 million and an average annualized yield of 0.51% for the 2016 period.

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

Interest income on investment securities totaled $2.1 million for the year ended December 31, 2017, representing an increase of $396,000, or 23.4%, over the year ended December 31, 2016. For the year ended December 31, 2017, investment securities had an average balance of $94.1 million with an average annualized yield of 2.22%, compared to an average balance of $84.2 million with an average annualized yield of 2.01% for the year ended December 31, 2016.

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

Total interest expense amounted to $5.7 million for the year ended December 31, 2017, compared to $5.2 million for the corresponding period in 2016, an increase of $543,000, or 10.5%. Of this increase in interest expense, $307,000 was due to volume-related increases resulting from deposit growth and by $236,000 in rate-related increases.

Total interest expense amounted to $5.2 million for the year ended December 31, 2016, compared to $3.9 million for the corresponding period in 2015, an increase of $1.3 million, or 33.7%. Of this increase in interest expense, $1.1 million was due to volume-related increases resulting from deposit growth and by $165,000 in rate-related increases.

The average balance of interest-bearing liabilities increased to $714.6 million for the year ended December 31, 2017, from $647.9 million for the same period last year, an increase of $66.7 million, or 10.3%. The average balance in NOW deposits during 2017 increased $50.1 million from $151.4 million with an average annualized yield of 0.43% for the year ended December 31, 2016, to $201.5 million with an average annualized yield of 0.48% for the same period in 2017. Additionally, during 2017, average demand deposits reached $163.7 million, an increase of $13.2 million, or 8.8%, over the same period last year. Average time deposits increased by $1.5 million, or 1.1%, to $135.3 million with an average annualized yield of 1.45% for the year ended December 31, 2017, from $133.8 million with an average annualized yield of 1.42% for the year ended December 31, 2016. Average savings deposits increased by $22.7 million, or 9.7%, to $256.2 million with an average annualized yield of 0.52% for the year ended December 31, 2017, from $233.5 million with an average annualized yield of 0.50% for the year ended December 31, 2016. Average money market deposits decreased by $9.6 million, or 13.2%, to $63.1 million with an average annualized yield of 0.17% for the year ended December 31, 2017, from $72.7 million with an average annualized yield of 0.16% for the 2016 period. For both the years ended December 31, 2017 and 2016, the average yield on our interest-bearing liabilities was 0.80%.

The average balance of interest-bearing liabilities increased to $647.9 million for the year ended December 31, 2016, from $584.6 million for the year ended December 31, 2015, an increase of $63.3 million, or 10.8%. The average balance in NOW deposits during 2016 increased $20.7 million from $130.7 million with an average annualized yield of 0.42% for the year ended December 31, 2015, to $151.4 million with an average annualized yield of 0.43% for the same period in 2016. Additionally, during 2016, average demand deposits reached $150.5 million, an increase of $5.5 million, or 3.8%, over 2015. Average time deposits increased by $30.5 million, or 29.5%, to $133.8 million with an average annualized yield of 1.42% for the year ended December 31, 2016, from $103.3 million with an average annualized yield of 1.32% for the year ended December 31, 2015. Average savings deposits increased by $4.8 million, or 2.1%, to $233.5 million with an average annualized yield of 0.50% for the year ended December 31, 2016, from $228.7 million with an average annualized yield of 0.48% for the year ended December 31, 2015. Average money market deposits increased by $392,000, or 0.5%, to $72.7 million with an average annualized yield of 0.16% for the year ended December 31, 2016, from $72.3 million with the same average annualized yield for the 2015 period. For the year ended December 31, 2016, the average yield on our interest-bearing liabilities was 0.80%, compared to 0.66% for the year ended December 31, 2015, primarily due to the interest expense associated with the Company’s issuance of subordinated debentures discussed below, which effected our cost of interest-bearing liabilities by approximately 9 basis points.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our branch network strategy have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2017 amounted to $22.1 million, with an average interest rate of 0.30%, compared to $19.3 million, with an average interest rate of 0.32%, for the 2016, and $22.1 million, with an average interest rate of 0.31% for 2015.

The Company also utilizes Federal Home Loan Bank of New York ("FHLB") term borrowings as an additional funding source. Average FHLB term borrowings amounted to $26.5 million, $27.3 million, and $27.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, with an average yield of 2.34%, 2.26% and 2.30% for the years ended December 31, 2017, 2016 and 2015, respectively.

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021 when the rate adjusts. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at both December 31, 2017 and 2016, and $9.8 million at December 31, 2015, which included $112,000, $145,000, and $176,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

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

	Years ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$33,255	$350	1.05%	$26,241	$133	0.51%	$28,633	$74	0.26%
Investment securities	94,052	2,089	2.22%	84,227	1,693	2.01%	77,525	1,405	1.81%
Loans, net of unearned fees (1) (2)	793,671	35,801	4.51%	724,511	32,798	4.53%	661,817	30,624	4.63%

Total Interest-Earning Assets	920,978	38,240	4.15%	834,979	34,624	4.15%	767,975	32,103	4.18%

Non-Interest-Earning Assets:
Allowance for loan loss	(9,933)			(9,275)			(8,311)
Other assets	79,850			77,181			72,744

Total Assets	$990,895			$902,885			$832,408

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$201,490	958	0.48%	$151,360	649	0.43%	$130,658	551	0.42%
Savings deposits	256,222	1,330	0.52%	233,514	1,165	0.50%	228,707	1,106	0.48%
Money market deposits	63,093	107	0.17%	72,721	119	0.16%	72,329	116	0.16%
Time deposits	135,326	1,968	1.45%	133,842	1,896	1.42%	103,324	1,368	1.32%
Securities sold under agreements to repurchase	22,066	66	0.30%	19,309	61	0.32%	22,071	68	0.31%
FHLB and other borrowings	26,544	620	2.34%	27,304	618	2.26%	27,051	621	2.30%
Subordinated debt	9,872	658	6.67%	9,840	656	6.67%	494	33	6.68%

Total Interest-Bearing Liabilities	714,613	5,707	0.80%	647,890	5,164	0.80%	584,634	3,863	0.66%

Non-Interest-Bearing Liabilities:
Demand deposits	163,707			150,495			144,980
Other liabilities	8,003			7,919			6,509

Total Non-Interest-Bearing Liabilities	171,710			158,414			151,489

Shareholders’ Equity	104,572			96,581			96,285

Total Liabilities and Shareholders’ Equity	$990,895			$902,885			$832,408

NET INTEREST INCOME		$32,533			$29,460			$28,240

NET INTEREST SPREAD (3)			3.35%			3.35%			3.52%

NET INTEREST MARGIN (4)			3.53%			3.53%			3.68%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to change in
	Average volume	Average rate	Net	Average volume	Average rate	Net

	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$36	$181	$217	$(6)	$65	$59
Investment securities	197	199	396	121	167	288
Loans, net of unearned fees	3,131	(128)	3,003	2,901	(727)	2,174

Total Interest Income	3,364	252	3,616	3,016	(495)	2,521

Interest Paid On:
NOW deposits	215	94	309	87	11	98
Savings deposits	113	52	165	23	36	59
Money market deposits	(16)	4	(12)	1	2	3
Time deposits	1	71	72	404	124	528
Securities sold under agreements to repurchase	8	(3)	5	(9)	2	(7)
FHLB and other borrowings	(16)	18	2	6	(9)	(3)
Subordinated debt	2	—	2	624	(1)	623

Total Interest Expense	307	236	543	1,136	165	1,301

Net Interest Income	$3,057	$16	$3,073	$1,880	$(660)	$1,220

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2017 was $1.5 million, as compared to $515,000 for the year ended December 31, 2016. The increase in our provision was primarily due to an increase in loan activity. The $1.5 million provision for 2017 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2016 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $10.7 million, or 1.25% of total loans at December 31, 2017, compared to $9.6 million, or 1.27% of total loans at December 31, 2016.

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

Non-Interest Income

Non-interest income amounted to $5.5 million for both the years ended December 31, 2017 and 2016. Excluding the tax-free BOLI death benefit of $862,000 in 2016, non-interest income increased $832,000, or 18.0%. Mortgage banking revenue increased by $421,000, or 36.2%, while gains on the sale of SBA loans increased $184,000, or 21.2%. Both of these increases were the result of a higher volume of originated salable loans. Additionally, service fees on deposit accounts increased by $185,000, or 31.5%, mainly due to the realignment of fees on various products.

Non-interest income amounted to $5.5 million for the year ended December 31, 2016, compared to $3.5 million for the year ended December 31, 2015. This increase of $2.0 million, or 55.2%, included the receipt of a tax-free BOLI death benefit of $862,000. Additionally, the Company reported higher gains on the sale of SBA loans of $307,000 and an increase in other loan fees of $396,000 due to higher loan prepayment fees. Residential mortgage banking revenue increased by $379,000, or 48.4%, while other income increased by $140,000, or 19.7%, due primarily to higher fees related to our title agency joint venture as well as other fees. These increases were partially offset by a decrease of $208,000 resulting from the gain on sale of a branch property in 2015.

Non-Interest Expenses

Non-interest expenses for year ended December 31, 2017 increased $2.5 million, or 11.5%, compared to the year ended December 31, 2016. This increase was primarily the result of an increase of $1.2 million, or 9.4%, in salaries and employee benefits, which was due primarily to both annual merit increases and commissions from higher residential mortgage banking business. Occupancy and equipment expenses increased $124,000, or 3.0%, due primarily to increased expenses associated with computer and technology upgrades. Professional fees increased $299,000, or 25.0%, primarily due to higher consulting and audit fees. Advertising expenses increased $35,000, or 8.4%, due to increased advertising related to the Company’s branding, awareness and products and services. Loan workout expenses increased $160,000 or 219.2% primarily due to the recapture of $144,000 of expenses in 2016 related to previously charged off credit. OREO expenses, impairments and sales, net, increased by $322,000, or 117.5%, from 2016 primarily due to a $250,000 recovery of settlement expenses from an OREO property in 2016.

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

Income Tax Expense

The Company recorded $6.0 million and $4.3 million in income tax expense for the years ended December 31, 2017 and 2016, respectively. The effective tax rate for 2017 increased to 48.1% from 33.4% in 2016 primarily due to the previously mentioned $1.8 million charge related to the re-valuation of our net deferred tax asset as a result of the Tax Act. Additionally the tax-free BOLI death benefit had the effect of lowering our effective tax rate in 2016.

The Company recorded $4.3 million and $3.6 million in income tax expense for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for 2016 decreased to 33.4% from 36.1% in 2015 due to a lower level of taxable income during the current period due primarily to the tax-free BOLI death benefit and a higher level of tax-exempt municipal securities.

Financial Condition
December 31, 2017 Compared to December 31, 2016

Assets

At December 31, 2017, total assets were $1.04 billion, an increase of $99.6 million, or 10.6%, compared to $940.2 million at December 31, 2016. At December 31, 2017, total loans were $850.9 million, an increase of $97.8 million, or 13.0%, from the $753.1 million reported at December 31, 2016. Investment securities, including restricted stock, were $94.6 million at December 31, 2017 as compared to $97.1 million at December 31, 2016, a decrease of $2.5 million, or 2.6%. At December 31, 2017, cash and cash equivalents totaled $48.2 million compared to $42.1 million at December 31, 2016, a increase of $6.1 million, or 14.6%. Our liquidity position is described below under “Liquidity.” Goodwill totaled $18.1 million at both December 31, 2017 and 2016.

Liabilities

Total liabilities increased $93.7 million, or 11.2%, to $933.2 million at December 31, 2017, from $839.5 million at December 31, 2016. Total deposits increased $85.0 million, or 10.9%, to $861.6 million at December 31, 2017, from $776.6 million at December 31, 2016. FHLB and other borrowings increased $500,000 to $25.8 million at December 31, 2017, from $25.3 million at December 31, 2016, and the Company issued $9.8 million of subordinated debentures in December 2015.

Securities Portfolio

Investment securities, including restricted investments, totaled $94.6 million at December 31, 2017 compared to $97.1 million at December 31, 2016, a decrease of $2.5 million, or 2.6%. For 2017 and 2016, investment securities purchases amounted to $18.0 million and $33.2 million, respectively, while repayments, calls and maturities amounted to $20.4 million and $15.9 million, respectively. In 2017, there were no investment securities sales as compared to sales totaling $1.0 million resulting in a net gain on sale of $72,000 during 2016.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and an investment in a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and the Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2017, the Company maintained $15.6 million of GSE residential mortgage-backed securities in the investment portfolio and $9.7 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, and adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Baa3. These securities have an amortized cost value of $2.8 million and a fair value of $2.6 million at December 31, 2017. The unrealized loss on these securities is related to general market conditions and the widening of interest rate spreads.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2017, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these investments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

The following table sets forth the carrying value of the securities portfolio as of December 31, 2017, 2016 and 2015 (in thousands).

	December 31,
	2017	2016	2015
Securities available for sale at fair value:
U.S. Government agency securities	$10,057	$8,413	$1,238
Municipal securities	495	503	517
U.S. Government-sponsored enterprises (“GSE”) - residential mortgage-backed securities	8,219	11,255	14,449
U.S. Government collateralized residential mortgage obligations	7,482	9,537	12,627
Corporate debt securities, primarily financial institutions	2,431	2,359	2,317
Community Reinvestment Act (“CRA”) mutual fund	2,448	2,397	2,382

Total securities available for sale	$31,132	$34,464	$33,530

Securities held to maturity at amortized cost:
Municipal securities	$46,614	$47,806	$33,956
GSE - residential mortgage-backed securities	7,339	5,414	3,789
U.S. Government collateralized residential mortgage obligations	2,224	2,801	3,602
Corporate debt securities, primarily financial institutions	1,825	1,822	1,820

Total securities held to maturity	$58,002	$57,843	$43,167

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2017 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2017	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield
Securities available for sale:
U.S. Government agency securities	$3,755	1.50%	$—	—%	$889	5.19%	$5,461	5.26%	$10,105	3.86%
Municipal securities	—	—	—	—%	175	4.63%	319	4.25%	494	4.38%
GSE – residential mortgage-backed securities	—	—	7,182	3.05%	568	2.37%	612	2.37%	8,362	2.95%
U.S. Government collateralized residential mortgage obligations	1,253	1.58%	3,457	3.18%	—	—%	2,962	1.98%	7,672	2.45%
Corporate debt securities, primarily financial institutions	—	—	1,994	2.41%	—	—	500	2.33%	2,494	2.40%

Total securities available for sale	$5,008	1.52%	$12,633	2.98%	$1,632	4.14%	$9,854	3.92%	$29,127	3.11%

Securities held to maturity:
Municipal securities	$—	—%	$—	—%	$16,495	1.72%	$30,119	4.64%	$46,614	3.61%
GSE – residential mortgage-backed securities	—	—	5,937	2.58%	—	—%	1,402	2.50%	7,339	2.56%
U.S. Government collateralized residential mortgage obligations	2,224	2.43%	—	—	—	—	—	—%	2,224	2.43%
Corporate debt securities primarily financial institutions	—	—	1,825	1.95%	—	—	—	—%	1,825	1.95%

Total securities held to maturity	$2,224	2.43%	$7,762	2.43%	$16,495	1.72%	$31,521	4.54%	$58,002	3.38%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent

	(in thousands, except for percentages)
Commercial and industrial	$101,371	11.9%	$93,697	12.4%	$100,154	14.5%
Real estate - construction	118,094	13.9%	111,914	14.9%	104,231	15.0%
Real estate - commercial	537,733	63.2%	460,685	61.2%	422,665	61.0%
Real estate - residential	64,238	7.6%	59,065	7.8%	39,524	5.7%
Consumer	30,203	3.5%	28,279	3.8%	27,136	3.9%
Unearned fees	(765)	(0.1)%	(548)	(0.1)%	(560)	(0.1)%

Total loans	$850,874	100.0%	$753,092	100.0%	$693,150	100.0%

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent

	(in thousands, except for percentages)
Commercial and industrial	$96,514	15.4%	$91,887	15.2%
Real estate - construction	89,145	14.2%	98,284	16.3%
Real estate - commercial	383,777	61.1%	355,530	59.0%
Real estate - residential	30,808	4.9%	25,588	4.2%
Consumer	28,095	4.5%	32,413	5.4%
Unearned fees	(725)	(0.1)%	(886)	(0.1)%

Total loans	$627,614	100.0%	$602,816	100.0%

Total loans, net of unearned fees, increased by $97.8 million, or 13.0%, to a new high of $850.9 million at December 31, 2017 compared to $753.1 million at December 31, 2016. The increase was due to growth in all sectors of the portfolio. Our local economy reflects some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong as we continue to stay focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River LPO into a new, more highly visible location that now compliments our other LPO in Summit, New Jersey. Our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at December 31, 2017 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 63.2% of our total loans outstanding at December 31, 2017, up from 61.2% at December 31, 2016. These loans increased by $77.0 million, or 16.7%, to $537.7 million at December 31, 2017, compared to $460.7 million at December 31, 2016, due to both increased production as well as completed construction projects. Commercial and industrial loans increased $7.7 million, or 8.2%, to $101.4 million at year-end 2017 compared to $93.7 million at year-end 2016, and comprised 11.9% of our portfolio, down from 12.4% for the prior year. Real estate construction loans increased by $6.2 million, or 5.5%, to $118.1 million at December 31, 2017, and comprised 13.9% of our total loans outstanding, down from 14.9% for the prior year. Residential real estate loans increased $5.2 million, or 8.8%, and comprised 7.6% of our total loan portfolio at December 31, 2017, down slightly from 7.8% for the prior year. The increase in real estate residential loans is inclusive of the sale of $8.2 million in portfolio adjustable rate mortgages during the year, which generated a gain of $177,000. Consumer loans increased by $1.9 million, or 6.7%, to $30.2 million at December 31, 2017 compared to $28.3 million at December 31, 2016, and comprised 3.5% of our 2017 loan portfolio compared to 3.8% for 2016.

The following table sets forth the aggregate maturities of commercial and construction related loans, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2017.

As of December 31, 2017	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)
Commercial and industrial	$41,449	$37,459	$22,463	$101,371
Real estate - construction	67,640	33,848	16,606	118,094
Real estate - commercial	7,759	77,485	452,489	537,733

Total	$116,848	$148,792	$491,558	$757,198

Fixed rate loans	$42,094	$87,516	$104,653	$234,263
Variable rate loans	74,754	61,276	386,905	522,935

Total	$116,848	$148,792	$491,558	$757,198

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets, and management believes our allowance for loan losses is adequate to cover inherent and probable losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs. Our loan portfolio composition generally consists of loans secured by commercial real estate, land development and construction of real estate projects mainly in the Monmouth, Middlesex, Union and Ocean Counties, New Jersey market area. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset management strategies reflect the type and quality of assets being underwritten and originated.

The Company continues to be proactive in identifying troubled credits early, to record charge-offs promptly based on current collateral values, and to maintain an adequate allowance for loan losses at all times. We closely monitor local and regional real estate markets and other risk factors related to our loan portfolio.

The Bank does not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We evaluate the classification of all our loans, and the financial results of some of those loans may be adversely impacted by changes in the prevailing economic conditions, either nationally or in our local market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. For loans involved in a workout situation, a new or updated appraisal or evaluation, as appropriate, is ordered to address current project plans and market conditions that were considered in the development of the workout plan. The consideration includes whether there has been material deterioration in the following factors: the performance of the project; conditions for the geographic market and property type; variances between actual conditions and original appraisal assumptions; changes in project specifications (e.g., changing a planned condominium project to an apartment building); loss of a significant lease or a take-out commitment. A new appraisal may not be necessary in all instances where an internal evaluation is used to appropriately update the original appraisal assumptions reflecting current market conditions along with providing an estimate of the collateral’s fair market value for impairment analysis testing.

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

At December 31, 2017 and 2016, the Company had $2.1 million and $1.5 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing interest at December 31, 2017 and 2016.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2017. Total TDRs are broken out at the bottom portion of the table.

	Years ended December 31,
	2017	2016	2015	2014	2013
(dollars in thousands)

Non-Performing Assets:
Non-Performing Loans:
Commercial and industrial	$790	$119	$138	$119	$17
Real estate – construction	150	—	—	407	225
Real estate – commercial	219	666	2,244	4,722	5,483
Real estate – residential	717	763	796	694	—
Consumer	194	—	—	295	284

Total Non-Performing Loans	2,070	1,548	3,178	6,237	6,009

OREO and repossessed assets	—	259	411	1,603	2,771

Total Non-Performing Assets	$2,070	$1,807	$3,589	$7,840	$8,780

Ratios:
Non-Performing loans to total loans	0.24%	0.21%	0.46%	0.99%	1.00%

Non-Performing assets to total assets	0.20%	0.19%	0.42%	1.00%	1.14%

Troubled Debt Restructured Loans:
Performing	$6,053	$8,075	$9,289	$16,284	$23,021
Non-performing (included in non-performing assets above)	994	157	1,552	4,269	2,355

Total non-performing loans increased by $500,000 from December 31, 2016. Twelve loans comprised the $2.1 million of non-performing loans at December 31, 2017, compared to nine loans for the $1.5 million at December 31, 2016. At December 31, 2017, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At December 31, 2017, non-performing commercial and industrial loans increased by $671,000 from December 31, 2016, primarily due to the addition of four credits totaling $687,000. The $790,000 is comprised of five commercial term loans.

At December 31, 2017, non-performing real estate commercial loans decreased by $447,000 from December 31, 2016, due primarily to the payoff of one loan.

At December 31, 2017, non-performing real estate residential loans decreased $46,000 from December 31, 2016.

At December 31, 2017, non-performing real estate construction loans increased $150,000 from December 31, 2016. The $150,000 is comprised of one single advance construction loan.

At December 31, 2017, non-performing consumer loans increased $194,000 from December 31, 2016. The $194,000 is comprised of one home equity line of credit.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At December 31, 2017, the Bank had no OREO properties compared to $259,000 at December 31, 2016, which consisted of one property. During 2017, the Bank sold its only OREO property for a loss of $17,000.

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

As of December 31, 2017, TDRs totaled $7.0 million as compared to $8.2 million at December 31, 2016, a decrease of $1.2 million. The decrease was largely the result of pay downs and payoffs. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and improve the net present value of the Company’s expected cash flows. The $7.0 million is comprised of $228,000 in real estate commercial loans, $3.1 million in real estate construction loans, $3.3 million in commercial and industrial loans, and $369,000 in real estate residential loans. All TDR's, except for one loan relationship, as of December 31, 2017, are collateral-dependent loans, while one loan relationship is unsecured and on non-accrual, for which the Company has charged off 77%, or $381,000, during 2017. Of the $7.0 million, no relationships have a specific reserve in the allowance for loan loss computation.

The $228,000 in real estate commercial loans identified as TDRs are all accruing, with the exception of one non-accrual loan totaling $103,000, which is secured by real estate.

The $3.1 million in real estate construction loans are primarily comprised of three relationships and are all performing, with the exception of one non-accrual loan totaling $150,000.

The $3.3 million in commercial and industrial loans are all performing, with the exception of five non-accrual loans totaling $741,000.

The $369,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard and doubtful loans. At December 31, 2017, the Company had $22.9 million in loans that were risk rated as special mention, substandard or doubtful, which includes $2.1 million in non-accrual loans that are included in the substandard and doubtful categories. This $22.9 million of special mention, substandard and doubtful loans represent an increase of $5.7 million from the $17.2 million at December 31, 2016, primarily due to one credit downgraded to special mention during the third quarter of 2017.

At December 31, 2017, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories comprising potential problem loans.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis, and such allowances are reported to the Board of Directors on a quarterly basis. Through our prudent risk management practices, we continuously monitor the credit quality of our loan portfolio and maintain an allowance sufficient to absorb current probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate allowance.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on impaired loans, (2) a general valuation allowance on the remainder of the loan portfolio, and (3) an unallocated allowance to reflect the imprecision of loan loss methodologies. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Impaired Loans

The first element of the allowance for loan loss analysis involves the estimation of allowance specific to individually evaluated impaired loans, including restructured commercial and industrial, commercial and residential real estate, and consumer loans. In this process, a specific allowance may be established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. Restructured consumer loans are also evaluated in this element of the estimate.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31, 2017.

	Years ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except for percentages)
Balance at beginning of year	$9,565	$8,713	$8,069	$7,872	$7,984

Provision charged to expense	1,530	515	490	621	910

Recoveries of loans charged off:
Commercial and industrial	18	12	12	454	54
Real estate - construction	12	12	217	—	397
Real estate - commercial	24	696	2	177	—
Real estate - residential	—	—	—	30	—
Consumer	6	66	5	46	2
Loans charged-off:
Commercial and industrial	(381)	—	—	—	(942)
Real estate - construction	—	—	—	—	—
Real estate - commercial	—	(444)	—	(990)	(186)
Real estate - residential	—	—	—	(4)	(60)
Consumer	(106)	(5)	(82)	(137)	(287)

Recoveries (charge-offs), net	(427)	337	154	(424)	(1,022)

Balance of allowance at end of year	$10,668	$9,565	$8,713	$8,069	$7,872

Ratio of net charge-offs (recoveries) to average loans outstanding	0.05%	(0.05%)	(0.02%)	0.07%	0.18%

Balance of allowance as a percent of loans at year-end	1.25%	1.27%	1.26%	1.29%	1.31%

Ratio of allowance to non-performing loans at year-end	515.36%	617.89%	274.17%	129.37%	131.00%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2017.

	December 31,
	2017			2016			2015
		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$930	8.7%	11.9%	$844	8.8%	12.4%	$990	11.4%	14.5%
Real estate - construction	1,389	13.0%	13.9%	1,276	13.3%	14.9%	1,283	14.7%	15.0%
Real estate - commercial	7,325	68.7%	63.1%	6,315	66.1%	61.1%	5,599	64.2%	60.9%
Real estate - residential	502	4.7%	7.6%	463	4.8%	7.8%	304	3.5%	5.7%
Consumer	174	1.6%	3.5%	244	2.6%	3.8%	242	2.8%	3.9%
Unallocated	348	3.3%	—%	423	4.4%	—%	295	3.4%	—%

Total	$10,668	100.0%	100.0%	$9,565	100.0%	100.0%	$8,713	100.0%	100.0%

	December 31,
	2014			2013

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$1,044	12.9%	15.4%	$990	12.6%	15.2%
Real estate - construction	1,454	18.0%	14.2%	1,634	20.8%	16.3%
Real estate - commercial	4,624	57.3%	61.0%	4,325	54.9%	58.9%
Real estate - residential	223	2.8%	4.9%	190	2.4%	4.2%
Consumer	565	7.0%	4.5%	594	7.5%	5.4%
Unallocated	159	2.0%	—%	139	1.8%	—%

Total	$8,069	100.0%	100.0%	$7,872	100.0%	100.0%

The Company’s allowance for loan losses was $10.7 million and $9.6 million at December 31, 2017 and 2016, respectively. The allowance for loan losses as a percentage of total loans at December 31, 2017 was 1.25%, compared with 1.27% at December 31, 2016. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2017 in the amount of $1.5 million as compared to $515,000 for the comparable period in 2016. Net charge-offs for the year ended December 31, 2017 were $427,000, compared to net recoveries of $337,000 for the year ended December 31, 2016. Total recoveries were $60,000 for the year ended December 31, 2017 compared to $786,000 in 2016. Total charge-offs were $487,000 for the year ended December 31, 2017 compared to $449,000 in 2016. The $487,000 in charge-offs in 2017 was related to two credits that were charged off in the first and fourth quarters. Non-performing loans at December 31, 2017 are either well-collateralized or adequately reserved for in the allowance for loan losses.

In management’s opinion, the level of allowance for loan losses, totaling $10.7 million at December 31, 2017, is appropriate to adequately provide for inherent and probable losses in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, as well as general market and economic conditions.

Bank Owned Life Insurance (“BOLI”)

In November of 2004, the Company invested in $3.5 million of BOLI as a source of funding for certain life insurance benefits for officers and for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERP provides for payments to such executives upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI, of which $3.9 million was purchased in the third quarter of 2016, in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $309,000 and $204,000 for the years ended December 31, 2017 and 2016, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $544,000 and $477,000 for the years ended December 31, 2017 and 2016, respectively. During the third quarter of 2016, the Company received an $862,000 tax-free BOLI death benefit.

Premises and Equipment

Premises and equipment totaled $6.2 million and $4.7 million at December 31, 2017 and 2016, respectively. Depreciation expense for 2017 was $765,000 compared to $780,000 in 2016.

Goodwill and Intangible Assets

Intangible assets totaled $18.1 million at both December 31, 2017 and 2016, which is comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2017. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. Accordingly, there was no impairment recorded during 2017 and 2016.

There can be no assurance that future testing will not result in material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 5, “Goodwill and Other Intangible Assets” in the Company’s financial statements.

Deposits

Deposits are the Company's primary source of funds. The deposit increase during 2017 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2018 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and deposits obtained through the use of deposit listing services (“Listed Service CDs”), at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

In keeping with the Company's Strategic Plan, which includes optimizing the profitability of our branch network, the Company closed two branches and consolidated them into a new location during the fourth quarter of 2017, which will provide cost efficiencies and greater market share potential. We opened a new branch in Sea Girt in the third quarter, along the Route 35 corridor in Monmouth County, N.J., and consolidated the operations of our Allaire office in Wall Township, N.J. and our office in Manasquan, N.J., into this new branch. The Company anticipates annual pre-tax expense savings of approximately $300,000.

Total deposits at December 31, 2017 were $861.6 million, an increase of $85.0 million, or 10.9%, from the $776.6 million at December 31, 2016. Core checking deposits at December 31, 2017, increased $87.1 million, or 27.8%, to $400.0 million when compared to year-end 2016, primarily due to new municipal deposit relationships coupled with seasonality, while time deposits, including wholesale and brokered CDs, increased $19.6 million, or 14.0%, to $159.3 million as compared to December 31, 2016. These increases were partially offset by decreases of $21.7 million, or 6.7%, in savings and money market accounts. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at December 31, 2017 amounted to $761.6 million and accounted for 88.4% of total deposits as compared to $684.4 million and 88.1% of total deposits at December 31,

2016. During 2017, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over amounted to $14.9 million at December 31, 2017 compared to $8.9 million at December 31, 2016, an increase of $6.0 million. At December 31, 2017, brokered CDs totaled $40.7 million as compared to $35.6 million at December 31, 2016, with rates ranging from 1.09% to 2.12% and original terms ranging from 24 to 84 months, while Listed Service CDs totaled $44.4 million compared to $47.6 million at December 31, 2016, with rates between 1.20% to 2.50% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the FHLB of New York without any collateral requirements.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2017, 2016 and 2015.

	Years ended December 31,
	2017		2016		2015
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand	$163,707	—	$150,495	—	$144,980	—
Interest-bearing demand (NOW)	201,490	0.48%	151,360	0.43%	130,658	0.42%
Savings deposits	256,222	0.52%	233,514	0.50%	228,707	0.48%
Money market deposits	63,093	0.17%	72,721	0.16%	72,329	0.16%
Time deposits	135,326	1.45%	133,842	1.42%	103,324	1.32%

Total	$819,838	0.53%	$741,932	0.52%	$679,998	0.46%

The following table sets forth a summary of the maturities of certificates of deposit $250,000 and over at December 31, 2017 (in thousands).

December 31, 2017
Due in three months or less	$262
Due over three months through twelve months	4,790
Due over one year through three years	9,198
Due over three years	603

Total certificates of deposit $250,000 and over	$14,853

Borrowings

The Bank has unsecured lines of credit totaling $39.0 million with three correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has a remaining borrowing capacity with the FHLB of approximately $41.4 million based on the current loan collateral pledged of $144.4 million at December 31, 2017.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2017, 2016 and 2015, the Company had no short-term borrowings outstanding.

At December 31, 2017, 2016 and 2015, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $25.8 million, $25.3 million and $26.5 million, respectively. Total FHLB advances had a weighted average interest rate of 1.87%, 2.35% and 2.28% at December 31, 2017, 2016 and 2015, respectively. These advances are contractually scheduled for repayment as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
2016	$—	$—	$4,200
2017	—	12,000	12,000
2018	3,300	3,300	3,300
2019	2,800	2,800	1,800
2020	2,700	2,700	2,700
2021	8,500	3,500	2,500
2022	7,500	—	—
2023	1,000	1,000	—

Total FHLB borrowings	$25,800	$25,300	$26,500

The maximum amount outstanding of FHLB advances at any month-end during 2017 and 2016 was $35.3 million for both periods and during 2015 was $28.0 million. The average interest rates paid on FHLB advances for 2017, 2016 and 2015 were 2.34%, 2.26% and 2.30%, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at both December 31, 2017 and 2016, and $9.8 million at December 31, 2015, which included $112,000, $145,000, and $176,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $27.1 million at December 31, 2017, an increase of $7.2 million, or 36.2%, from $19.9 million at December 31, 2016.

Repurchase agreements are summarized as follows:

	Years ended December 31,
	2017	2016	2015

	(dollars in thousands)
Balance at year-end	$27,120	$19,915	$19,545
Average during the year	22,066	19,309	22,071
Maximum month-end balance	27,120	22,105	27,916
Weighted average rate during the year	0.30%	0.32%	0.31%
Weighted average rate at year-end	0.25%	0.24%	0.24%

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

At December 31, 2017, the Company had $48.2 million in cash and cash equivalents as compared to $42.1 million at December 31, 2016. Cash and cash equivalent balances included $18.6 million and $22.2 million held at the Federal Reserve Bank of New York at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, there were no Federal funds sold. Further information regarding our borrowing capacity with FHLB and unsecured lines is discussed previously under the caption “Borrowings.”

On July 21, 2015, the Company filed a registration statement with the SEC permitting it to issue a combination of securities, in one or more offerings, from time to time, up to $30.0 million. This registration statement was declared effective by the SEC on September 4, 2015. See “Capital” below.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations. The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to assist it in retaining key employees, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table that follows. Contractual obligations consist primarily of time deposits, FHLB and other borrowings, subordinated debentures, operating lease obligations and projected retirement obligations.

The following table sets forth the amounts and expected maturities of off-balance sheet arrangements and contractual obligations as of December 31, 2017.

	Within one year	After one but within three years	After three but within five years	After five years	Total
(in thousands)
Off Balance Sheet Arrangements:
Lines of credit secured by 1-4 family residential properties	$2,377	$1,236	$1,712	$20,799	$26,124
Commitments to fund commercial real estate and construction loans	42,210	63,422	1,314	47,691	154,637
Commitments to fund commercial and industrial and other loans	38,984	11,750	144	14,120	64,998
Commercial and financial letters of credit	4,592	568	—	—	5,160
Contractual Obligations:
Time deposits	52,073	98,566	8,682	—	159,321
FHLB and other borrowings	3,300	5,500	16,000	1,000	25,800
Subordinated debentures	—	—	—	9,888	9,888
Operating lease obligations	1,478	2,621	1,526	1,846	7,471
Retirement obligations projected	27	55	127	1,837	2,046
Total off-balance sheet arrangements and contractual obligations	$145,041	$183,718	$29,505	$97,181	$455,445

Capital

Shareholders’ equity increased by $5.9 million, or 5.8%, to $106.6 million at December 31, 2017 compared to $100.7 million at December 31, 2016. Net income for 2017 added $6.5 million to shareholders’ equity. Additionally, stock-based compensation expense of $279,000, options exercised of $276,000 and employee stock purchases of $67,000 were other major contributors to the increase. These increases were partially offset by $1.4 million in cash dividends on common stock.

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

As of December 31, 2017, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital amounts and ratios of the Company and the Bank at December 31, 2017 and 2016 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in Thousands)
As of December 31, 2017
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$88,733	9.68%	$ >41,250	>4.50	N/A	N/A
Two River Community Bank	97,723	10.66%	>41,253	>4.50	$ >59,587	>6.50

Total Capital (to risk weighted assets)
Two River Bancorp	109,401	11.93%	>73,362	>8.00	N/A	N/A
Two River Community Bank	108,391	11.82%	>73,361	>8.00	>91,701	>10.00

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	88,733	9.68%	>55,000	>6.00	>55,000	>6.00
Two River Community Bank	97,723	10.66%	>55,004	>6.00	>73,338	>8.00

Tier 1 Capital (to average assets)
Two River Bancorp	88,733	8.85%	>40,105	>4.00	N/A	N/A
Two River Community Bank	97,723	9.76%	>40,050	>4.00	>50,063	>5.00

As of December 31, 2016
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$82,994	10.33%	$ ≥36,154	≥4.50	N/A	N/A
Two River Community Bank	92,270	11.49%	≥36,137	≥4.50	$ ≥52,198	≥6.50

Total Capital (to risk weighted assets)
Two River Bancorp	102,509	12.76%	≥64,269	≥8.00	N/A	N/A
Two River Community Bank	101,835	12.68%	≥64,249	≥8.00	≥80,312	≥10.00

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	82,994	10.33%	≥48,206	≥6.00	≥48,206	≥6.00
Two River Community Bank	92,270	11.49%	≥48,183	≥6.00	≥64,244	≥8.00

Tier 1 Capital (to average assets)
Two River Bancorp	82,994	8.94%	≥37,134	≥4.00	N/A	N/A
Two River Community Bank	92,270	9.95%	≥37,093	≥4.00	≥46,367	≥5.00
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

Effective January 1, 2018, the capital levels required to avoid limitation on elective distributions applicable to the Company and the Bank were as follows:

i.	a common equity Tier 1 capital ratio of 6.375%;

ii.	a Tier 1 Risk based capital ratio of 7.875%; and

iii.	a Total Risk based capital ratio of 9.875%.

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

The following table set forth the gap analysis at December 31, 2017. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds. Core deposits such as interest-bearing demand, savings and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates.

	Under six months	Six months through one year	More than one year through three years	More than three years through five years	More than five years through ten years	More than ten years and not repricing	Total
(in thousands, except percentages)
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$29,575	$29,575
Interest-bearing deposits in bank	18,644	—	—	—	—	—	18,644
Securities	16,274	17,953	13,683	5,819	32,547	2,858	89,134
Restricted stock	—	—	—	—	—	5,430	5,430
Loans, including held for sale	205,627	74,947	225,288	222,796	100,663	24,134	853,455
Other assets	—	—	—	—	—	43,560	43,560
Total assets	$240,545	$92,900	$238,971	$228,615	$133,210	$105,557	$1,039,798

Liabilities and shareholders' equity:
Non-interest bearing deposits	$—	$—	$—	$—	$—	$167,297	$167,297
Interest-bearing demand, savings and money market deposits	274,971	—	57,956	106,988	95,024	—	534,939
Time deposits	19,446	32,607	96,112	11,156	—	—	159,321
Borrowed funds and subordinated debt	28,420	2,000	15,388	16,000	1,000	—	62,808
Other liabilites	—	—	—	—	—	8,862	8,862
Shareholders' equity	—	—	—	—	—	106,571	106,571
Total liabilities and shareholders' equity	$322,837	$34,607	$169,456	$134,144	$96,024	$282,730	$1,039,798

Gap	$(82,292)	$58,293	$69,515	$94,471	$37,186	$(177,173)
Cumulative gap	$(82,292)	$(23,999)	$45,516	$139,987	$177,173	$—
Cumulative gap to total assets	(7.9%)	(2.3%)	4.4%	13.5%	17.0%	—

As of December 31, 2017, the Company’s six month cumulative gap was -7.9% of total assets, or a negative $82.3 million, while its one-year cumulative gap was -2.3% of total assets, or a negative $24.0 million, which is within the ALCO policy guideline of + or - 25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2017. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2017.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2017. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2017. As of December 31,

2017 and 2016, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Immediate Shock in Interest Rates
December 31, 2017	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,530)	-4.4%	$(1,525)	-4.4%	-10.0%

	Immediate Shock in Interest Rates
December 31, 2016	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,220)	-4.0%	$(1,173)	-3.8%	-10.0%

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

At December 31, 2017 and 2016, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity
		December 31, 2017
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$132,313	$132,537	$123,290
$ Change		224	(9,023)
% Change to Present Value of Equity		0.2%	-6.8%	-25.0%

		December 31, 2016
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$111,406	$111,167	$103,501
$ Change		(239)	(7,905)
% Change to Present Value of Equity		-0.2%	-7.1%	-25.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

BDO USA, LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2017, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in their reports, which are included herein.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 15, 2018	Date:	March 15, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the captions “Item 1 – ELECTION OF CLASS III DIRECTORS – Information Concerning Nominees and Continuing Directors,” “Executive Officers,” “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance,” “CORPORATE GOVERNANCE – Code of Conduct and Corporate Governance Guidelines” and “– Audit Committee.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the captions “DIRECTOR COMPENSATION,” "SUMMARY COMPENSATION TABLE," "2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END," "EXECUTIVE INCENTIVE, EMPLOYMENT and CHANGE IN CONTROL AGREEMENTS," and “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2017. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	361,507	$5.20	142,219

Equity compensation plans not approved by security holders	0	N/A	—
Total	361,507	$5.20	142,219

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

Security Ownership of Certain Beneficial Owners and Management.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the caption “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the captions “CERTAIN TRANSACTIONS WITH MANAGEMENT” and “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the caption “ITEM 3 – RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Auditor Fees” and “– Audit Committee Pre-Approval Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements of Two River Bancorp

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Operations – Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows – Years Ended December 31, 2017, 2016 and 2015

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

Item 16. Form 10-K Summary.

None.

TWO RIVER BANCORP

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Two River Bancorp
Tinton Falls, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Two River Bancorp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2013.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 15, 2018

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Two River Bancorp
Tinton Falls, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited Two River Bancorp and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 15, 2018

Two River Bancorp

Consolidated Balance Sheets
	December 31,
	2017	2016
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$29,575	$19,844
Interest-bearing deposits in bank	18,644	22,233
Cash and cash equivalents	48,219	42,077

Securities available for sale	31,132	34,464
Securities held to maturity (fair value of $58,549 and $57,284 at December 31, 2017 and 2016, respectively)	58,002	57,843
Restricted investments, at cost	5,430	4,805
Loans held for sale	2,581	4,537
Loans	850,874	753,092
Allowance for loan losses	(10,668)	(9,565)
Net Loans	840,206	743,527

Other real estate owned (“OREO”)	—	259
Bank owned life insurance	21,573	21,029
Premises and equipment, net	6,239	4,662
Accrued interest receivable	2,554	2,234
Goodwill	18,109	18,109
Other assets	5,753	6,665

Total Assets	$1,039,798	$940,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$167,297	$160,104
Interest-bearing	694,260	616,463
Total Deposits	861,557	776,567

Securities sold under agreements to repurchase	27,120	19,915
FHLB and other borrowings	25,800	25,300
Subordinated debt	9,888	9,855
Accrued interest payable	70	100
Other liabilities	8,792	7,758

Total Liabilities	933,227	839,495

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,782,124 and 8,677,536 at December 31, 2017 and 2016, respectively Outstanding – 8,470,030 and 8,365,442 at December 31, 2017 and 2016, respectively	79,678	79,056
Retained earnings	29,593	24,447
Treasury stock, at cost; 312,094 shares at December 31, 2017 and 2016, respectively	(2,396)	(2,396)
Accumulated other comprehensive loss	(304)	(391)
Total Shareholders’ Equity	106,571	100,716

Total Liabilities and Shareholders’ Equity	$1,039,798	$940,211

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Operations
	Years Ended December 31,
	2017	2016	2015

	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$35,801	$32,798	$30,624
Securities:
Taxable	988	776	782
Tax-exempt	1,101	917	623
Interest-bearing deposits	350	133	74
Total Interest Income	38,240	34,624	32,103
Interest Expense
Deposits	4,363	3,829	3,141
Securities sold under agreements to repurchase	66	61	68
FHLB and other borrowings	620	618	621
Subordinated debt	658	656	33
Total Interest Expense	5,707	5,164	3,863
Net Interest Income	32,533	29,460	28,240
Provision for Loan Losses	1,530	515	490
Net Interest Income after Provision for Loan Losses	31,003	28,945	27,750

Non-Interest Income
Service fees on deposit accounts	772	587	578
Mortgage banking	1,583	1,162	783
Other loan fees	588	610	214
Earnings from investment in bank owned life insurance	544	477	445
Death benefit on bank owned life insurance	—	862	—
Gain on sale of SBA loans	1,052	868	561
Net gain on sale of securities	—	72	37
Gain on sale of premises and equipment	—	—	208
Other income	920	851	711
Total Non-Interest Income	5,459	5,489	3,537

Non-Interest Expenses
Salaries and employee benefits	14,046	12,844	12,486
Occupancy and equipment	4,241	4,117	3,942
Professional	1,497	1,198	982
Insurance	216	216	268
FDIC insurance and assessments	467	412	433
Advertising	450	415	403
Data processing	553	554	475
Outside service fees	473	500	499
Amortization of identifiable intangibles	—	9	48
OREO expenses, impairments and sales, net	48	(274)	(70)
Loan workout expenses	233	73	431
Other operating	1,718	1,411	1,458
Total Non-Interest Expenses	23,942	21,475	21,355

Income before Income Taxes	12,520	12,959	9,932
Income tax expense	6,018	4,328	3,585
Net Income	6,502	8,631	6,347
Preferred stock dividend	—	—	(57)
Net Income available to common shareholders	$6,502	$8,631	$6,290
Earnings Per Common Share:
Basic	$0.78	$1.04	$0.76
Diluted	$0.75	$1.01	$0.74

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Comprehensive Income
	Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Net income	$6,502	$8,631	$6,347
Other comprehensive income (loss):
Reclassification adjustment for gains on sales of securities available for sale recognized in income, net of income tax expense 2015: $14 (a)(b)	—	—	(23)
Unrealized holdings gains (losses) on securities available for sale, net of income tax expense (benefit) 2017: $56; 2016: $5; 2015: $(24)	87	8	(31)

Other comprehensive income (loss)	87	8	(54)

Total comprehensive income	$6,589	$8,639	$6,293

(a) Gross amounts are included in net gain on sale of securities on the Consolidated Statements of Operations in non-interest income.
(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Operations.

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Shareholders' Equity
(Dollars in thousands, except per share data)
		Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2015	$6,000	7,939,684	$72,527	$17,501	$(1,751)	$(345)	$93,932

Net income	—	—	—	6,347	—	—	6,347

Other comprehensive loss	—	—	—	—	—	(54)	(54)

Redemption of preferred stock, Series C	(6,000)	—	—	—	—	—	(6,000)

Dividends on preferred stock, Series C	—	—	—	(57)	—	—	(57)

Stock-based compensation expense	—	—	186	—	—	—	186

Cash dividends on common stock ($0.12 per share)	—	—	—	(1,032)	—	—	(1,032)

Options exercised	—	28,450	114	—	—	—	114

Tax benefit related to stock compensation	—	—	7	—	—	—	7

Common stock repurchased	—	(56,388)	—	—	(497)	—	(497)

Restricted stock awards	—	11,100	—	—	—	—	—

Employee stock purchase program	—	6,350	56	—	—	—	56

Balance, December 31, 2015	$—	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

Net income	—	—	—	8,631	—	—	8,631

Other comprehensive income	—	—	—	—	—	8	8

Stock-based compensation expense	—	—	231	—	—	—	231

Cash dividends on common stock ($0.14 per share)	—	—	—	(1,193)	—	—	(1,193)

Common stock dividend - 5%	—	399,554	5,750	(5,750)	—	—	—

Options exercised	—	27,527	104	—	—	—	104

Tax benefit related to stock compensation	—	—	25	—	—	—	25

Common stock repurchased	—	(13,232)	—	—	(148)	—	(148)

Restricted stock and other awards	—	17,000	—	—	—	—	—

Employee stock purchase program	—	5,397	56	—	—	—	56

Balance, December 31, 2016	$—	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716

Two River Bancorp

Consolidated Statements of Shareholders' Equity (continued)
(Dollars in thousands, except per share data)
		Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, December 31, 2016	$—	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716

Net income	—	—	—	6,502	—	—	6,502

Other comprehensive income	—	—	—	—	—	87	87

Stock-based compensation expense	—	—	279	—	—	—	279

Cash dividends on common stock ($0.17 per share)	—	—	—	(1,415)	—	—	(1,415)

Common stock dividend - adjustment	—	(1,069)	—	—	—	—	—

Options exercised	—	68,403	276	—	—	—	276

Tax benefit related to stock compensation	—	—	—	59	—	—	59

Restricted stock and other awards	—	33,333	—	—	—	—	—

Employee stock purchase program	—	3,921	67	—	—	—	67

Balance, December 31, 2017	$—	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,502	$8,631	$6,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	780	798
Provision for loan losses	1,530	515	490
Intangible amortization	—	9	48
Amortization of subordinated debt issuance costs	33	31	—
Net amortization of securities premiums and discounts	828	714	557
Deferred income taxes	1,061	(463)	(484)
Earnings from investment in bank owned life insurance	(544)	(477)	(445)
Proceeds from sale of mortgage loans held for sale	72,190	62,059	41,393
Origination of mortgage loans held for sale	(69,480)	(60,882)	(42,091)
Gain on sale of mortgage loans held for sale	(1,278)	(1,059)	(650)
Gain on sale of loans transferred from held for investment to held for sale	(177)	—	(113)
Net realized loss (gain) on sale of OREO	17	45	(107)
Impairment on OREO	26	—	84
Stock-based compensation expense	279	231	186
Net realized gain on sale of securities available for sale	—	—	(37)
Net realized gain on sale of securities held to maturity	—	(72)	—
Death benefit on bank owned life insurance	—	(862)	—
Proceeds from sale of SBA loans held for sale	9,744	7,860	6,980
Origination of SBA loans held for sale	(8,168)	(8,597)	(6,419)
Gain on sale of SBA loans held for sale	(1,052)	(868)	(561)
Gain on sale of premises and equipment	—	—	(208)
Decrease (increase) in assets:
Accrued interest receivable	(320)	(322)	(276)
Other assets	(205)	164	413
Increase (decrease) in liabilities:
Accrued interest payable	(30)	(18)	72
Other liabilities	1,034	1,487	733
Net Cash Provided by Operating Activities	12,755	8,906	6,710
Cash Flows from Investing Activities
Purchase of securities available for sale	(2,500)	(8,038)	(20,707)
Purchase of securities held to maturity	(15,458)	(25,213)	(25,297)
Proceeds from repayments, calls and maturities of securities available for sale	5,599	6,781	7,916
Proceeds from repayments, calls and maturities of securities held to maturity	14,847	9,155	7,184
Proceeds from sales of securities available for sale	—	—	24,306
Proceeds from sales of securities held to maturity	—	1,076	—
Proceeds from sale of loans transferred from held for investment to held for sale	8,357	—	5,727
Net increase in loans	(106,389)	(59,605)	(71,261)
Purchase of premises and equipment	(2,342)	(359)	(902)
Proceeds from sale of premises and equipment	—	—	925
Purchase of restricted investments, net	(625)	(1,209)	(567)
Proceeds from the sale of OREO	216	107	1,367
Purchase of bank owned life insurance	—	(3,918)	—
Proceeds from death benefit on bank owned life insurance	—	1,522	—
Net Cash Used in Investing Activities	(98,295)	(79,701)	(71,309)

Two River Bancorp

Consolidated Statements of Cash Flows (continued)
	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash Flows from Financing Activities
Net increase in deposits	84,990	68,131	66,046
Net increase (decrease) in securities sold under agreements to repurchase	7,205	370	(3,745)
Redemption of preferred stock, Series C	—	—	(6,000)
Proceeds from FHLB and other borrowings	12,500	13,000	12,000
Repayment of FHLB and other borrowings	(12,000)	(14,200)	(1,500)
Cash dividends paid - preferred stock	—	—	(57)
Cash dividends paid - common stock	(1,415)	(1,193)	(1,032)
Proceeds from employee stock purchase plan	67	56	56
Proceeds from subordinated debt placement, net of issuance costs of $176,000	—	—	9,824
Proceeds from exercise of stock options	276	104	114
Common stock repurchased	—	(148)	(497)
Tax benefit related to stock compensation	59	25	7
Net Cash Provided by Financing Activities	91,682	66,145	75,216
Net Increase (Decrease) in Cash and Cash Equivalents	6,142	(4,650)	10,617
Cash and Cash Equivalents – Beginning	42,077	46,727	36,110
Cash and Cash Equivalents – Ending	$48,219	$42,077	$46,727
Supplementary cash flow information:
Interest paid	$5,737	$5,182	$3,791
Income taxes paid	$5,217	$4,338	$3,289
Supplementary schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$8,180	$—	$5,614
OREO acquired in settlement of loans	$—	$—	$152

See notes to consolidated financial statements.

Two River Bancorp

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank” or “Two River”) and the Bank’s wholly-owned subsidiaries, TRCB Investment Corporation and TRCB Holdings Eight LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

B.	Nature of Operations

Two River Bancorp is a bank holding company whose principal activity is the ownership of Two River Community Bank. Through its banking subsidiary, the Company provides banking services to small and medium-sized businesses, professionals and individual consumers primarily in the Monmouth, Middlesex, Union and Ocean Counties, located in Central and Northern New Jersey. The Company competes with other banking and financial institutions in its market communities.

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

The principal material estimates that are particularly susceptible to significant change in the near term related to: the allowance for loan losses, the potential impairment of goodwill, the valuation of deferred tax assets, valuation of other real estate owned and the determination of other-than-temporary impairment on securities.

D.	Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Monmouth, Middlesex, Union and Ocean Counties of New Jersey. Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending that the Company engages in. Although the Company actively manages the diversification of its loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the local economy. The loan portfolio includes commercial real estate, which is comprised of owner occupied and investment real estate, including general office, medical, manufacturing and retail space. Construction loans, short-term in nature, comprise another portion of the portfolio, along with commercial and industrial loans. The latter includes lines of credit and equipment loans. From time to time, the Company may purchase or sell an interest in a loan from or to another lender (participation loan) in order to manage its portfolio risk. Loans purchased by the Company are typically located in New Jersey and meet the Company’s own independent underwriting guidelines. The Company does not have any significant concentrations in any one industry or customer.

E.	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized losses related to factors other than credit on debt securities which have been determined to be other-than-temporarily impaired.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2017 and 2016, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $3,855,800 and $3,230,000 at December 31, 2017 and 2016, respectively. The recorded investment in ACBI common stock was $75,000 at December 31, 2017 and 2016.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. The investment in this Fund is recorded at cost, which was $1,500,000 at December 31, 2017 and 2016. The Company does not record the investment at fair value on a recurring basis.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2017.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgage (“ARM”) loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as part of its strategy to manage interest rate risk or as a secondary source of liquidity. The Company transferred $8.2 million from held for investment to held for sale in 2017, while no such loans were transferred in 2016. The Company transferred $5.6 million from held for investment to held for sale in 2015. Gains from such sales were $177,000, $0, and $113,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Transfers from held for investment are infrequent and occur at lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2017 and 2016, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

as impaired. When a loan is impaired, there are three acceptable methods under ASC 310-10-35 for measuring the impairment:

1.The loan's observable market price;
2.The fair value of the underlying collateral; or
3.The present value (PV) of expected future cash flows.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company is an approved Preferred Lender by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion ("retained interest"). A portion of the premium on the sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, is included in loans in the accompanying consolidated balance sheets. Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income or net servicing loss and measured for impairment based on fair value at each reporting date. The amortization of the servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. Serviced loans sold to others is not included in the balance sheets. The unpaid principal balances of loans serviced for others were $32.9 million and $21.0 million at December 31, 2017 and 2016, respectively. Income (losses) and fees collected for servicing are included within Other Loan Fees on the statements of operations, and totaled $172,000, $100,000, and $57,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The servicing assets recorded as of December 31, 2017 and 2016 are not material. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. As a result of the Tax Act, the Company recorded a non-cash charge to income tax expense of approximately $1.8 million in the fourth quarter of 2017 due to the re-measurement of deferred tax assets and liabilities resulting from the reduction in the Federal corporate income tax rate from 34% to 21%, effective January 1, 2018.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2017 or 2016 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

T.	Correction of an Immaterial Error on the Consolidated Statement of Cash Flows

For the year ended December 31, 2015, the Company identified an immaterial error related to its consolidated statement of cash flows for the origination of SBA loans sold. The Company determined that in the prior period reported, these amounts were improperly reflected in cash flow from investing activities instead of in cash flow from operating activities. The Company reviewed the impact of this error on the prior period and determined that the error was not material to the prior period consolidated financial statements. The Company has corrected the consolidated statement of cash flows for the year ended December 31, 2015 by presenting these amounts within operating activities as opposed to within the investing activities. The impact of the error decreased net cash provided by operating activities by $6.4 million and increased the Company’s cash flows from investing activities by an equivalent amount for the year ended December 31, 2015.

U.	Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of the Town Bank in April 2006. Accounting principles generally accepted in the United States of America require that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. However, a qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative impairment test. If this qualitative test determines it is not likely (less than 50% probability) the fair value of the reporting unit is less than book value, then the Company does not have to perform a step one quantitative test and goodwill can be considered not impaired. The Company reviewed the requirements of ASU 350-20 and examples of qualitative assessments to determine whether the weight of evidence indicates greater than 50% likelihood exists that the carrying value of the reporting unit exceeds its fair value. The nine qualitative assessments used are macroeconomic factors, banking industry conditions, banking industry merger and acquisition trends, bank historical performance, parent stock price, expected bank performance, change of control premium (parent), change of control premium (peer), and other factors.

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

The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2017. Based on the results of the analysis, the Company determined that there was no impairment on the current goodwill balance. See Note 5 for additional details.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

X.	Recent Accounting Pronouncements

ASU 2014-09: In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (the entity’s consideration is in the form of a commission, and the entity is not exposed to credit risk) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).

Because the ASU does not apply to revenue associated with financial instruments (including loans and securities), the Company concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with financial instruments (such as interest income, interest expense and securities gains). This ASU was effective for the Company on January 1, 2018. The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and interchange income to be within the scope of the standard. The Company has also completed its review of the related contracts and its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). The Company's overall assessment indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams. The Company, however, is still in the process of developing additional quantitative and qualitative disclosures that are required upon the adoption of the new revenue recognition standard. The Company adopted this ASU on January 1, 2018, on a modified retrospective approach. The adoption of this ASU, as discussed above, did not have a significant impact to the Company's financial condition, results of operations and consolidated financial statements.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, that clarifies the guidance in ASU 2016-01. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; provides for a practicability exception election for equity investments without readily determinable fair values; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for nonpublic business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2018 and the impact is not material on the financial statements.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

ASU 2016-09: In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting), which the Company has elected, or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017, resulting in an $192,000 decrease in income tax expense in 2017.
ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public entities that are not SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on its consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, selecting an outside vendor, gathering pertinent data, and running quarterly update reports to evaluate output.

ASU 2016-15: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The Company adopted this ASU and the impact is not material on the financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

ASU 2016-18: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 was issued to address divergence in the way restricted cash is classified and presented. The amendments in the update require that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update apply to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment says that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity's operating, investing, and financing activities. For public business entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU and the impact is not material on the financial statements.

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

ASU 2018-02: In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. The Company has adopted ASU 2018-02 effective January 1, 2018, and the impact will amount to approximately $60,000 as a reclassification from accumulated other comprehensive loss to retained earnings.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
Securities available for sale:
U.S. Government agency securities	$10,105	$—	$(48)	$10,057
Municipal securities	494	1	—	495
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	8,362	—	(143)	8,219
U.S. Government collateralized residential mortgage obligations	7,672	1	(191)	7,482
Corporate debt securities, primarily financial institutions	2,494	9	(72)	2,431

Sub-total	29,127	11	(454)	28,684

Community Reinvestment Act (“CRA”) mutual fund	2,503	—	(55)	2,448

Total securities available for sale	$31,630	$11	$(509)	$31,132

Securities held to maturity:
Municipal securities	$46,614	$812	$(20)	$47,406
GSE – residential mortgage-backed securities	7,339	—	(98)	7,241
U.S. Government collateralized residential mortgage obligations	2,224	—	(46)	2,178
Corporate debt securities, primarily financial institutions	1,825	—	(101)	1,724

Total securities held to maturity	$58,002	$812	$(265)	$58,549

Note 2 – Securities (Continued)

December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
Securities available for sale:
U.S. Government agency securities	$8,474	$1	$(62)	$8,413
Municipal securities	501	2	—	503
GSE – residential mortgage-backed securities	11,455	2	(202)	11,255
U.S. Government collateralized residential mortgage obligations	9,731	6	(200)	9,537
Corporate debt securities, primarily financial institutions	2,493	7	(141)	2,359

Sub-total	32,654	18	(605)	32,067

CRA mutual fund	2,451	—	(54)	2,397

Total securities available for sale	$35,105	$18	$(659)	$34,464

Securities held to maturity:
Municipal securities	$47,806	$224	$(528)	$47,502
GSE – residential mortgage-backed securities	5,414	6	(65)	5,355
U.S. Government collateralized residential mortgage obligations	2,801	1	(29)	2,773
Corporate debt securities, primarily financial institutions	1,822	—	(168)	1,654

Total securities held to maturity	$57,843	$231	$(790)	$57,284

The amortized cost and fair value of the Company’s debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,249	$1,247	$13,309	$13,316
Due in one year through five years	4,561	4,553	2,803	2,822
Due in five years through ten years	—	—	8,273	8,387
Due after ten years	7,283	7,183	24,054	24,605
Sub-total	13,093	12,983	48,439	49,130

GSE – residential mortgage-backed securities	8,362	8,219	7,339	7,241
U.S. Government collateralized residential mortgage obligations	7,672	7,482	2,224	2,178

Total	$29,127	$28,684	$58,002	$58,549

The Company had no security sales in 2017 as compared to one security sale in 2016 totaling $1.1 million and recorded gross realized gains of $72,000. The sale in 2016 was a municipal bond, which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness. In 2015, the Company had security sales of $24.3 million and recorded gross realized gains and losses of $70,000 and $33,000, respectively.

Investment securities with a carrying value of $34,634,000 and $33,088,000 at December 31, 2017 and 2016, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public funds as required or permitted by law.

Note 2 – Securities (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	(In Thousands)
U.S. Government agency securities	$8,229	$(46)	$1,766	$(2)	$9,995	$(48)
Municipal securities	14,170	(20)	—	—	14,170	(20)
GSE – residential mortgage-backed securities	6,302	(66)	9,123	(175)	15,425	(241)
U.S. Government collateralized residential mortgage obligations	1,806	(20)	7,500	(217)	9,306	(237)
Corporate debt securities, primarily financial institutions	—	—	2,648	(173)	2,648	(173)
CRA mutual fund	—	—	2,449	(55)	2,449	(55)

Total temporarily impaired securities	$30,507	$(152)	$23,486	$(622)	$53,993	$(774)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	(In Thousands)
U.S. Government agency securities	$7,125	$(62)	$—	$—	$7,125	$(62)
Municipal securities	22,036	(528)	—	—	22,036	(528)
GSE – residential mortgage-backed securities	9,632	(163)	5,949	(104)	15,581	(267)
U.S. Government collateralized residential mortgage obligations	5,630	(50)	4,990	(179)	10,620	(229)
Corporate debt securities, primarily financial institutions	—	—	3,009	(309)	3,009	(309)
CRA mutual fund	2,397	(54)	—	—	2,397	(54)

Total temporarily impaired securities	$46,820	$(857)	$13,948	$(592)	$60,768	$(1,449)

The Company had 61 securities in an unrealized loss position at December 31, 2017. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations, municipals, GSE residential mortgage-backed securities and the CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At December 31, 2017, the Company does not intend to sell these debt securities prior to recovery.

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1to Baa3. As of December 31, 2017, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2017. These four securities have an amortized cost value of $2.8 million and a fair value of 2.6 million at December 31, 2017.

There was no other-than-temporary impairments recognized during 2017 and 2016.

Note 3 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Thousands)
Commercial and industrial	$101,371	$93,697
Real estate – construction	118,094	111,914
Real estate – commercial	537,733	460,685
Real estate – residential	64,238	59,065
Consumer	30,203	28,279

	851,639	753,640
Allowance for loan losses	(10,668)	(9,565)
Net unearned fees	(765)	(548)

Net Loans	$840,206	$743,527

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016:

December 31, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable>90 Days and Accruing
Commercial and industrial	$224	$—	$790	$1,014	$100,357	$101,371	$—
Real estate – construction	—	—	150	150	117,944	118,094	—
Real estate – commercial	146	150	219	515	537,218	537,733	—
Real estate – residential	290	—	717	1,007	63,231	64,238	—
Consumer	92	—	194	286	29,917	30,203	—

Total	$752	$150	$2,070	$2,972	$848,667	$851,639	$—

December 31, 2016
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable>90 Days and Accruing
Commercial and industrial	$—	$—	$119	$119	$93,578	$93,697	$—
Real estate – construction	—	—	—	—	111,914	111,914	—
Real estate – commercial	154	—	666	820	459,865	460,685	—
Real estate – residential	—	—	533	533	58,532	59,065	—
Consumer	—	—	—	—	28,279	28,279	—

Total	$154	$—	$1,318	$1,472	$752,168	$753,640	$—

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2017 and 2016:

	2017	2016
	(In Thousands)
Commercial and industrial	$790	$119
Real estate – construction	150	—
Real estate – commercial	219	666
Real estate – residential	717	763
Consumer	194	—

Total	$2,070	$1,548

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the years ended December 31, 2017, 2016 and 2015:

December 31, 2017	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,350	$3,697	$—	$3,758	$152
Real estate – construction	3,148	3,148	—	3,163	133
Real estate – commercial	344	344	—	411	6
Real estate – residential	1,086	1,086	—	1,105	18
Consumer	194	194	—	194	1

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,350	$3,697	$—	$3,758	$152
Real estate – construction	3,148	3,148	—	3,163	133
Real estate – commercial	344	344	—	411	6
Real estate – residential	1,086	1,086	—	1,105	18
Consumer	194	194	—	194	1

Total	$8,122	$8,469	$—	$8,631	$310

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2016	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,402	$3,415	$—	$3,575	$174
Real estate – construction	3,036	3,036	—	3,073	129
Real estate – commercial	1,548	1,577	—	1,618	47
Real estate – residential	1,139	1,189	—	1,164	18
Consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$498	$498	$2	$507	$15
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,900	$3,913	$2	$4,082	$189
Real estate – construction	3,036	3,036	—	3,073	129
Real estate – commercial	1,548	1,577	—	1,618	47
Real estate – residential	1,139	1,189	—	1,164	18
Consumer	—	—	—	—	—

Total	$9,623	$9,715	$2	$9,937	$383

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2015	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)
With no related allowance recorded:
Commercial and industrial	$652	$652	$—	$645	$18
Real estate – construction	3,855	3,855	—	4,381	186
Real estate – commercial	3,267	3,542	—	3,338	48
Real estate – residential	1,178	1,178	—	1,183	29
Consumer	209	209	—	215	9

With an allowance recorded:
Commercial and industrial	$3,305	$3,305	$49	$3,278	$152
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,957	$3,957	$49	$3,923	$170
Real estate – construction	3,855	3,855		4,381	186
Real estate – commercial	3,267	3,542		3,338	48
Real estate – residential	1,178	1,178		1,183	29
Consumer	209	209		215	9

Total	$12,466	$12,741	$49	$13,040	$442

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2017

Commercial and industrial	$97,160	$796	$3,299	$116	$101,371
Real estate – construction	112,353	4,252	1,489	—	118,094
Real estate – commercial	525,951	5,681	6,101	—	537,733
Real estate – residential	63,521	—	717	—	64,238
Consumer	29,795	34	374	—	30,203

Total	$828,780	$10,763	$11,980	$116	$851,639

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2016

Commercial and industrial	$88,776	$1,277	$3,644	$—	$93,697
Real estate – construction	108,728	1,894	1,292	—	111,914
Real estate – commercial	452,740	6,716	1,229	—	460,685
Real estate – residential	58,302	—	763	—	59,065
Consumer	27,856	230	193	—	28,279

Total	$736,402	$10,117	$7,121	$—	$753,640

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2017, 2016 and 2015:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(381)	—	—	—	(106)	—	(487)
Recoveries	18	12	24	—	6	—	60
Provision	449	101	986	39	30	(75)	1,530

Ending balance, December 31, 2017	$930	$1,389	$7,325	$502	$174	$348	$10,668

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	—	—	(444)	—	(5)	—	(449)
Recoveries	12	12	696	—	66	—	786
Provision	(158)	(19)	464	159	(59)	128	515

Ending balance, December 31, 2016	$844	$1,276	$6,315	$463	$244	$423	$9,565

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2015	$1,044	$1,454	$4,624	$223	$565	$159	$8,069
Charge-offs	—	—	—	—	(82)	—	(82)
Recoveries	12	217	2	—	5	—	236
Provision	(66)	(388)	973	81	(246)	136	490

Ending balance, December 31, 2015	$990	$1,283	$5,599	$304	$242	$295	$8,713

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2017 and 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
Commercial and industrial	$930	$—	$930	$101,371	$3,350	$98,021
Real estate – construction	1,389	—	1,389	118,094	3,148	114,946
Real estate – commercial	7,325	—	7,325	537,733	344	537,389
Real estate – residential	502	—	502	64,238	1,086	63,152
Consumer	174	—	174	30,203	194	30,009
Unallocated	348	—	348	—	—	—

Total	$10,668	$—	$10,668	$851,639	$8,122	$843,517

	Allowance for Loan Losses			Loans Receivable
December 31, 2016	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
Commercial and industrial	$844	$2	$842	$93,697	$3,900	$89,797
Real estate – construction	1,276	—	1,276	111,914	3,036	108,878
Real estate – commercial	6,315	—	6,315	460,685	1,548	459,137
Real estate – residential	463	—	463	59,065	1,139	57,926
Consumer	244	—	244	28,279	—	28,279
Unallocated	423	—	423	—	—	—

Total	$9,565	$2	$9,563	$753,640	$9,623	$744,017

Note 3 – Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and Industrial	3	$320	$320
Real Estate - Construction	1	150	150
	4	$470	$470

	Year Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	1	$257	$257

As of December 31, 2017, TDRs totaled $7.1 million, including $6.1 million that were current and seven non-accrual loans totaling $1.0 million. As of December 31, 2016, TDRs totaled $8.2 million, including $8.1 million that were current and two non-accrual TDRs totaling $157,000. During the twelve months ended December 31, 2017, two TDRs in the amount of $726,000 were paid in full compared to the twelve months ended December 31, 2016 during which eight TDRs totaling $2.2 million were paid in full. At December 31, 2017, there were no loans with a specific reserve, while at December 31, 2016, a specific reserve of $2,000, was recorded against one loan relationship classified as TDR.

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2017, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three years ended December 31, 2017.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted TDR.

Note 4 –Premises and Equipment

Premises and equipment at December 31, 2017 and 2016 are as follows:

	Estimated Useful Lives (years)			2017	2016
				(In Thousands)
Land	Indefinite			$1,487	$1,250
Buildings		30		2,120	1,413
Leasehold improvements	5	—	15	3,432	4,089
Furniture and equipment	2	—	7	8,915	9,229
Construction in progress				1,136	—

Total premises and equipment				17,090	15,981

Less accumulated depreciation and amortization				(10,851)	(11,319)

Total premises and equipment, net				$6,239	$4,662

During the fourth quarter of 2017, the Company acquired a former bank building in Middletown, NJ., and will be constructing a new branch. This branch is expected to open in the fourth quarter of 2018. As of December 31, 2017, construction in progress represents expenditures the Company has incurred related to the new Middletown Branch in the amount of $1.1 million. The majority of these expenditures relate to the acquisition of the location. The Company anticipates additional costs of approximately $350,000 to complete the branch.

Note 5 – Goodwill and Other Intangible Assets

The Company’s goodwill was recognized in connection with the acquisition of The Town Bank (“Town Bank”) in April 2006. GAAP requires that goodwill be tested for impairment annually or more frequently if impairment indicators arise utilizing a two-step methodology. However, a qualitative factor test can be performed to determine whether it is necessary to perform the two-step quantitative impairment test. If this qualitative test determines it is not likely (less than 50% probability) the fair value of the reporting unit is less than book value, then the Company does not have to perform a step one quantitative test and goodwill can be considered not impaired. The Company reviewed the requirements of ASU 350-20 and examples of qualitative assessments to determine whether the weight of evidence indicates greater than 50% likelihood exists that the carrying value of the reporting unit exceeds its fair value. The nine qualitative assessments used are macroeconomic factors, banking industry conditions, banking industry merger and acquisition trends, bank historical performance, parent stock price, expected bank performance, change of control premium (parent), change of control premium (peer), and other factors.

The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2017. Based on the results of this analysis, the Company determined that there was, no impairment on the current goodwill balance of $18,109,000 for the year ended December 31, 2017. For the year ended December 31, 2016, the Company performed a step one goodwill impairment analysis. Based on the results of that analysis, the Company determined that goodwill impairment did not exist and therefore a step two test was not required. Accordingly, no goodwill impairment was recorded.

The Company acquired core deposit intangible assets in conjunction with the acquisition of Town Bank. This intangible asset had no carrying value as of December 31, 2017 and December 31, 2016. There was no amortization expense related to intangible assets for the year ended December 31, 2017 and $9,000 and $48,000 for the years ended December 31, 2016 and 2015, respectively.

Note 6 – Deposits

The components of deposits at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Thousands)
Demand, non-interest bearing	$167,297	$160,104
Demand, interest-bearing, money market and savings	534,939	476,704
Time, $250,000 and over	14,853	8,893
Time, other	144,468	130,866
Total deposits	$861,557	$776,567

At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$52,073
2019	62,297
2020	36,269
2021	4,697
2022	3,985

Total time deposits	$159,321

Brokered CDs as of December 31, 2017 and 2016 were $40,702,000 and $35,622,000, respectively. Deposits obtained through the use of deposit listing services that are not brokered deposits as of December 31, 2017 and 2016 were $44,436,000 and $47,648,000, respectively. The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $944,000 and $993,000 as of December 31, 2017 and 2016, respectively.

Note 7 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the three years ended December 31, 2017 is as follows:

	2017	2016	2015
	(Dollars In Thousands)
Repurchase agreements:
Balance at year-end	$27,120	$19,915	$19,545
Average during the year	$22,066	$19,309	$22,071
Maximum month-end balance	$27,120	$22,105	$27,916
Weighted average rate during the year	0.30%	0.32%	0.31%
Weighted average rate at December 31	0.25%	0.24%	0.24%

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

The following table presents the contractual maturities of the Repurchase Agreements as of December 31, 2017 and 2016, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2017
Class of Collateral Pledged:
U.S. Government agency securities	$9,995	$—	$—	$—	$9,995
GSE – Residential mortgage-backed securities	5,558	—	—	—	5,558
U.S. Government collateralized residential mortgage obligations	13,440	—	—	—	13,440
Total	$28,993	$—	$—	$—	$28,993
Gross amount of recognized liabilities for repurchase agreements and securities lending					$27,120
Excess of collateral pledged over recognized liability					$1,873

Note 7 - Securities Sold Under Agreements to Repurchase (Continued)

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2016
Class of Collateral Pledged:
U.S. Government agency securities	$8,371	$—	$—	$—	$8,371
GSE – Residential mortgage-backed securities	9,074	—	—	—	9,074
U.S. Government collateralized residential mortgage obligations	13,895	—	—	—	13,895
Total	$31,340	$—	$—	$—	$31,340
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,915
Excess of collateral pledged over recognized liability					$11,425

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore, are not subject to fluctuations in fair market value.

Note 8 – FHLB and Other Borrowings

The Bank utilizes an account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $29.0 million in unsecured credit facilities with two correspondent banks. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines at December 31, 2017 or 2016. The Bank also has a remaining borrowing capacity with the FHLB of approximately $41.4 million based on the current loan collateral pledged of $144.4 million at December 31, 2017.

At December 31, 2017 and 2016, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $25.8 million and $25.3 million, respectively. These advances had a weighted average interest rate of 1.87% and 2.35% at December 31, 2017 and 2016, respectively. These advances are contractually scheduled for repayment as follows (dollars in thousands):

	2017	2016	Rate	Original Term (years)	Maturity
Fixed Rate Note	$—	$7,500	3.97%	10	November 2017
Fixed Rate Note	—	1,500	2.71%	7	August 2017
Fixed Rate Note	—	2,000	1.28%	4	October 2017
Fixed Rate Note	2,000	2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,000	0.97%	2	January 2017
Fixed Rate Note	1,300	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	7,500	—	2.07%	5	August 2022
Fixed Rate Note	5,000	—	2.16%	4	October 2021
Total FHLB borrowings	$25,800	$25,300

As of December 31, 2017 the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

Note 9 – Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at December 31, 2017 and 2016, respectively, which includes $112,000 and $145,000 of remaining unamortized debt issuance costs at December 31, 2017 and 2016, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Note 10 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit. Annually, the Company matches a percentage of employee contributions. The Company contributed $304,000, $288,000, and $264,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Each year, the Company may, at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the three years ended December 31, 2017, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2017 and 2016, other liabilities included approximately $1.9 million and $1.6 million, respectively, accrued under this plan. Expenses related to this plan, which are included in the consolidated statements of operations and are recorded in salaries and employee benefits, amounted to $309,000, $204,000 and $261,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

On September 7, 2016, the Bank entered into a deferred compensation agreement with the President and CEO, effective September 1, 2016, to provide nonqualified pension benefits. Under the deferred compensation agreement, the President and CEO may elect to defer receipt of up to $100,000 of his base salary to be credited to the deferral account under the agreement. In addition, the Bank may make elective contributions to the deferral account. The Bank made elective contributions to the deferred account in the amount of $70,000 for the years ended December 31, 2017 and 2016, respectively. The Bank may, at any time, make additional employer contributions to the deferral account. Amounts credited to the President and CEO’s deferral account are adjusted monthly for interest, as described in the agreement. The unfunded liability related to the deferred compensation agreement was $183,000 and $83,000 as of December 31, 2017 and 2016, respectively, and is recorded in other liabilities in the consolidated balance sheets. For the years ended December 31, 2017 and 2016, expenses related to this plan, which are included in the consolidated statements of operations and are recorded in salaries and employee benefits, amounted to $100,000 and $83,000, respectively.

Note 11 – Income Taxes

As a result of the enactment of the Tax Act on December 22, 2017, which reduced the Federal corporate income tax rate from 34% to 21% beginning in 2018, the Company revalued its net deferred tax asset at December 31, 2017 to reflect the lower corporate income tax rate that would be in effect in future years. As such, the Company reduced its net deferred tax asset by $1.78 million, which was recorded as a non-cash charge to income tax expense in the fourth quarter of 2017.

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(In Thousands)
Current	$4,957	$4,791	$4,069
Deferred	1,061	(463)	(484)

Income tax expense	$6,018	$4,328	$3,585

A reconciliation of the statutory Federal income tax at a rate of 34% to the income tax expense included in the statements of operations is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Federal income tax expense at statutory rate	$4,257	34.0%	$4,406	34.0%	$3,376	34.0%
Increases (decreases) resulting from:
Tax exempt interest	(358)	(2.9)	(334)	(2.6)	(239)	(2.4)
Bank owned life insurance income	(185)	(1.5)	(455)	(3.5)	(151)	(1.5)
State income taxes, net of federal income tax benefit	734	5.9	712	5.5	557	5.6
Reduction in Federal tax rate	1,778	14.3	—	—	—	—
Other, net	(208)	(1.7)	(1)	—	42	0.4

Income tax expense	$6,018	48.1%	$4,328	33.4%	$3,585	36.1%

Note 11 - Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets on the Consolidated Balance Sheets, as of December 31, 2017 and 2016, were as follows:

	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,012	$3,841
Depreciation and amortization	415	507
Deferred compensation	1,063	1,291
OREO write-downs	—	33
Unrealized loss on securities available for sale	194	250
Other	35	31

Total deferred tax assets	4,719	5,953
Deferred tax liabilities:
Purchase accounting adjustments	—	—
Other	(366)	(483)

Total deferred tax liabilities	(366)	(483)

Net Deferred Tax Asset	$4,353	$5,470

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax asset will be realized.

During 2017, the Company realized $192,000 of tax windfalls due to the adoption of ASU 2016-09. The windfalls were recorded as a reduction to our income tax expense.

The Company is subject to U.S. Federal income tax as well as income tax in various state jurisdictions. The Company is no longer subject to Federal examination for years prior to 2014 and state examination for tax years prior to 2013.

Note 12 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the three years ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands, Except Per Share Data)

Net income	$6,502	$8,631	$6,347
Preferred stock dividend	—	—	(57)

Income applicable to common shareholders	$6,502	$8,631	$6,290

Weighted average common shares outstanding	8,388	8,321	8,304
Effect of dilutive securities, stock options and restricted stock	270	209	203

Weighted average common shares outstanding used to calculate diluted earnings per share	8,658	8,530	8,507

Basic earnings per common share	$0.78	$1.04	$0.76

Diluted earnings per common share	$0.75	$1.01	$0.74

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For 2017, 2016 and 2015, there were no stock options that were anti-dilutive.

Note 13 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2025. Aggregate rent expense was $2.1 million, $2.0 million, and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2017 are as follows (in thousands):

2018	$1,478
2019	1,405
2020	1,216
2021	979
2022	547
Thereafter	1,846

Total	$7,471

Note 14 - Stock-Based Compensation

General

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2017, the number of shares of Company common stock remaining and available for future issuance under the Plan is 142,219. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board.

Note 14 – Stock-Based Compensation (Continued)

All share and per share data have been retroactively adjusted to reflect the 5% stock dividend paid on February 28, 2017 to shareholders of record as of February 9, 2017.

From the adoption of the Plan until March 20, 2017, options awarded under the Plan were permitted to be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”). However after March 20, 2017, only NQSO's may be awarded under the Plan. Awards may be granted under the Plan to directors and employees of the Company, and to consultants and other persons who provide substantial services to the Company.

The exercise price per share purchasable under either an ISO or a NQSO may not be less than the fair market value of a share of stock on the date of grant of the option. The Committee will determine the vesting period and term of each option, provided that no ISO or NQSO may have a term in excess of ten years after the date of grant.

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

Stock Options

For the twelve months ended December 31, 2017, there were no options granted.

Stock-based compensation expense related to the stock option grants was approximately $80,000, $113,000, and $98,000 for the three years ended December 31, 2017, 2016 and 2015, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $110,000 as of December 31, 2017 and will be recognized over the subsequent weighted average life of 2.0 years.

The following table presents information regarding the Company’s outstanding options:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, December 31, 2016		432,451		$5.05
Options exercised		(68,403)		4.03
Options forfeited		(2,541)		7.81

Options outstanding, December 31, 2017		361,507		$5.20	3.82	$4,674,948
Options exercisable, December 31, 2017		317,037		$4.71	3.32	$4,254,922

Options price range at December 31, 2017	$2.87	to	$11.21

The total intrinsic value of stock options exercised was $911,700, $190,800 and $137,000 during the three years ended December 31, 2017, 2016 and 2015, respectively. Cash received from such exercises was $275,900, $104,100, and $113,500 during the three years ended December 31, 2017, 2016 and 2015, respectively. An income tax benefit of $153,000 was recognized during the year ended December 31, 2017 relating to the adoption of ASU 2016-09, Compensation - Stock Compensation, Improvements to

Note 14 – Stock-Based Compensation (Continued)

Employee Share-Based Payment Accounting attributable to stock options. There was a $25,000 and $7,000 tax benefit recognized during the years ended December 31, 2016 and 2015, respectively.

The following summarizes information about stock options outstanding at December 31, 2017:

			Options Outstanding
Range of Exercise Prices			Number Outstanding at December 31, 2017	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$2.87	—	$3.65	149,383	1.3	$3.23
$4.94	—	$5.23	109,011	4.3	5.03
$7.06	—	$8.00	63,885	6.4	7.53
$8.59	—	$11.21	39,228	8.2	9.42

Total options outstanding			361,507

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the stock options granted on October 11, 2016:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	1.54%
Expected life (in years)	7.5
Weighted average fair value of options granted	$3.05
The following assumptions were used to estimate the fair value of the stock options granted on December 15, 2015:

Dividend yield	1.45%
Expected volatility	27.22%
Risk-free interest rate	2.06%
Forfeiture rate	5.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.66

The following assumptions were used to estimate the fair value of the stock options granted on May 11, 2015:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	2.00%
Expected life (in years)	7.5
Weighted average fair value of options granted	$2.55

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

Note 14 – Stock-Based Compensation (Continued)

On January 17, 2017, the Company awarded an aggregate 6,553 shares of the Company’s common stock that vest ratably in annual one-fifth increments per year over five years beginning January 17, 2018. On January 23, 2017, the Company awarded an officer 3,465 shares of the Company’s common stock that vest ratably in annual one-fifth increments per year over five years beginning January 23, 2018. On May 25, 2017, the Company awarded an aggregate 11,000 shares of the Company’s common stock that vest ratably in annual one-third increments per year over three years beginning May 25, 2018. On November 16, 2017, the Company awarded an aggregate 1,100 shares of the Company’s common stock that vested immediately. On December 14, 2017, the Company awarded an aggregate 11,215 shares of the Company’s common stock that vest 50% on December 14, 2020, with the remaining 50% vesting in equal increments over the two year period beginning December 14, 2021.

Compensation expense related to the restricted stock was $199,000, $118,000 and $88,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in salaries and employee benefits on the statement of operations. There was a $39,000 income tax benefit for the year ended December 31, 2017 related to the adoption of ASU 2016-09 attributable to the restricted stock awards. There was no tax benefit recognized during years ended December 31, 2016 or 2015.

Total unrecognized compensation cost related to restricted stock under the Plan was $601,000 as of December 31, 2017 and will be recognized over the subsequent weighted average life of 3.3 years.

The following table summarizes information about restricted stock for the year ended December 31, 2017:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2016	34,082	$8.90
Restricted stock earned	(18,394)	9.78
Granted	33,333	16.89

Unvested at December 31, 2017	49,021	$14.01

Other Awards

During the years ended December 31, 2017, 2016, and 2015, the Company granted 1,100, 1,050, and no shares of stock, respectively, to certain other persons who will provide substantial services to the Company. The Company placed no restrictions on these shares. These shares were valued at the market value on the date of grant at $19,950 and $10,390 and were expensed during the years ended December 31, 2017 and 2016, respectively. There were no such grants awarded in 2015.

Note 15 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Two River Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. Two River Bancorp relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2017 were current as to principal and interest payments, and did not involve more than normal risk of collectability. Total extensions of credit to related parties at December 31, 2017 and 2016 were $13.0 million and $14.4 million, respectively. Of these amounts, loans outstanding to related parties at December 31, 2017 and 2016 were $7.7 million and $8.8 million, respectively, with the balance representing unused extensions of credit. During 2017, new loans and advances to such related parties totaled $1.6 million and repayments and other reductions aggregated $2.7 million. Deposits from certain directors, executive officers and their affiliates at December 31, 2017 and 2016 totaled $12.9 million and $14.0 million, respectively, plus an additional $6.1 million and $3.1 million, respectively, in securities sold under agreements to repurchase.

In 2017 and 2016, the Company did not pay any amounts to any director or his or her affiliates for products or services, except for compensation for board or board committee services.

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

Note 16 - Financial Instruments with Off Balance Sheet Risk (Continued)

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $245,759,000 and $203,728,000 at December 31, 2017 and 2016, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $5,160,000 and $3,973,000 at December 31, 2017 and 2016, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2017 and 2016.

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

Under the New Jersey Banking Act (the “Banking Act”), no dividend may be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired, and the Bank will have a surplus of not less than 50% of its capital stock. Therefore the highest amount of dividends that the Bank could pay to the Company at December 31, 2017 under the Banking Act is $89.9 million, subject to amounts it needs to retain in order to remain “well capitalized” as set forth below. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

Note 17 - Regulatory Matters (Continued)

The capital ratios of the Company and the Bank, at December 31, 2017 and 2016, are presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2017
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$88,733	9.68%	$ >41,250	>4.50	N/A	N/A
Two River Community Bank	97,723	10.66%	>41,253	>4.50	$ >59,587	>6.50

Total Capital (to risk weighted assets)
Two River Bancorp	109,401	11.93%	>73,362	>8.00	N/A	N/A
Two River Community Bank	108,391	11.82%	>73,361	>8.00	>91,701	>10.00

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	88,733	9.68%	>55,000	>6.00	>55,000	>6.00
Two River Community Bank	97,723	10.66%	>55,004	>6.00	>73,338	>8.00

Tier 1 Capital (to average assets)
Two River Bancorp	88,733	8.85%	>40,105	>4.00	N/A	N/A
Two River Community Bank	97,723	9.76%	>40,050	>4.00	>50,063	>5.00

As of December 31, 2016
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$82,994	10.33%	$ >36,154	>4.50	N/A	N/A
Two River Community Bank	92,270	11.49%	>36,137	>4.50	$ >52,198	>6.50

Total Capital (to risk weighted assets)
Two River Bancorp	102,509	12.76%	>64,269	>8.00	N/A	N/A
Two River Community Bank	101,835	12.68%	>64,249	>8.00	>80,312	>10.00

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	82,994	10.33%	>48,206	>6.00	>48,206	>6.00
Two River Community Bank	92,270	11.49%	>48,183	>6.00	>64,244	>8.00

Tier 1 Capital (to average assets)
Two River Bancorp	82,994	8.94%	>37,134	>4.00	N/A	N/A
Two River Community Bank	92,270	9.95%	>37,093	>4.00	>46,367	>5.00
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

These revisions generally implemented higher minimum capital requirements, added a new common equity Tier 1 Capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 Capital, additional Tier 1 Capital or Tier 2 Capital. Effective January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common

Note 17 - Regulatory Matters (Continued)

equity Tier 1 Capital ratio of 4.5% (6.5% for the Bank to be considered “well capitalized”) and a Tier 1 Capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% for the Bank to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.00% to be considered “well capitalized”).

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

Effective January 1, 2017, the capital levels required for the Company and the Bank to avoid these limitations were as follows:

(i)	a common equity Tier 1 capital ratio of 5.75%;

(ii)	a Tier 1 Risk based capital ratio of 7.25%; and

(iii)	a Total Risk based capital ratio of 9.25%.

As of December 31, 2017, the Bank had a conservation buffer greater than 2.5%.

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

Note 18 – Fair Value of Financial Instruments (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2017

Securities available for sale:

U.S. Government agency securities	$—	$10,057	$—	$10,057
Municipal securities	—	495	—	495
GSE – Residential mortgage-backed securities	—	8,219	—	8,219
U.S. Government collateralized residential mortgage obligations	—	7,482	—	7,482
Corporate debt securities, primarily financial institutions	—	2,431	—	2,431
CRA mutual fund	2,448	—	—	2,448

Total securities available for sale	$2,448	$28,684	$—	$31,132

At December 31, 2016

Securities available for sale:

U.S. Government agency securities	$—	$8,413	$—	$8,413
Municipal securities	—	503	—	503
GSE – Residential mortgage-backed securities	—	11,255	—	11,255
U.S. Government collateralized residential mortgage obligations	—	9,537	—	9,537
Corporate debt securities, primarily financial institutions	—	2,359	—	2,359
CRA mutual fund	2,397	—	—	2,397

Total securities available for sale	$2,397	$32,067	$—	$34,464

As of December 31, 2017 and 2016, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Note 18 – Fair Value of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2017
Impaired loans, net of partial charge-offs	$—	$—	$116	$116

At December 31, 2016
Impaired loans, net of allowance recorded	$—	$—	$496	$496
OREO	—	—	259	259

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2017 and 2016.

The following valuation techniques were used to measure fair value of assets in the tables above:

•
 Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans, except for two loans in one relationship which are evaluated on a cash flow basis. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At December 31, 2017, there were no loans that received a discount, while at December 31, 2016, two loans received a 5.0% discount to their appraised values. At December 31, 2017, there were no liquidation expenses while at December 31, 2016, liquidation expenses were 5.0% (weighted average of 5.0%). These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. During the third quarter of 2017, the Company sold its only OREO property for a loss of $17,000. At December 31, 2016, the discount and liquidation expenses for collateral adjustments to our one OREO property was 5.95%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2016, OREO totaling $259,000 was acquired by deed in lieu of foreclosure and was carried at fair value less estimated selling costs based on current appraisal. At December 31, 2017 and 2016, the Company had no residential real estate properties held in OREO. As of December 31, 2017 and 2016, the Company initiated foreclosure proceedings on one residential mortgage loan collateralized by a real estate property in the amount of $490,000 and $532,000, respectively.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2017 and 2016:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Note 18 – Fair Value of Financial Instruments (Continued)

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2017 and 2016, there were no Level 3 securities.

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

FHLB and Other Borrowings (carried at cost):

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at December 31, 2017 and 2016, applies a 4.56% and 4.64% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Note 18 – Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at December 31, 2017 and 2016.

The estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 were as follows:

	Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,219	$48,219	$48,219	$—	$—
Securities available for sale	31,132	31,132	2,448	28,684	—
Securities held to maturity	58,002	58,549	—	58,549	—
Restricted investments	5,430	5,430	—	—	5,430
Loans held for sale	2,581	2,738	—	—	2,738
Loans receivable, net	840,206	841,477	—	—	841,477
Accrued interest receivable	2,554	2,554	—	638	1,916

Financial liabilities:
Deposits	861,557	860,129	—	860,129	—
Securities sold under agreements to repurchase	27,120	27,120	—	27,120	—
FHLB and other borrowings	25,800	25,382	—	25,382	—
Subordinated debt	9,888	9,812	—	9,812	—
Accrued interest payable	70	70	—	70	—

Note 18 – Fair Value of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$42,077	$42,077	$42,077	$—	$—
Securities available for sale	34,464	34,464	2,397	32,067	—
Securities held to maturity	57,843	57,284	—	57,284	—
Restricted investments	4,805	4,805	—	—	4,805
Loans held for sale	4,537	4,698	—	—	4,698
Loans receivable, net	743,527	740,910	—	—	740,910
Accrued interest receivable	2,234	2,234	—	621	1,613

Financial liabilities:
Deposits	776,567	776,404	—	776,404	—
Securities sold under agreements to repurchase	19,915	19,915	—	19,915	—
FHLB and other borrowings	25,300	25,363	—	25,363	—
Subordinated debt	9,855	9,827	—	9,827	—
Accrued interest payable	100	100	—	100	—

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

From January 1, 2017 until December 31, 2017, the Company maintained a Share Repurchase Program under which the Company did not repurchase any shares. This program expired on December 31, 2017.

On December 14, 2017, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2 million of its common stock from January 1, 2018 to December 31, 2018.

Note 20 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Two River Bancorp, is as follows:

Condensed Balance Sheets

	December 31,
	2017	2016
	(In Thousands)
Assets
Cash and cash equivalents	$41	$161
Investments in subsidiaries	115,507	110,042
Other assets	1,067	470

Total assets	$116,615	$110,673

Liabilities and Shareholders’ Equity
Subordinated debt	$9,888	$9,855
Other liabilities	156	102
Shareholders’ equity	106,571	100,716

Total liabilities and shareholders’ equity	$116,615	$110,673

Condensed Statements of Operations and Comprehensive Income

	December 31,
	2017	2016	2015
	(In Thousands)

Dividends from Bank	$1,578	$1,636	$1,456
Interest expense - subordinated debt	658	656	33
Other operating expenses	279	233	186

Income before income taxes	641	747	1,237

Income tax benefit	(483)	(239)	(10)

Income before undistributed income of subsidiaries	1,124	986	1,247

Equity in undistributed income of subsidiaries	5,378	7,645	5,100

Net income	$6,502	$8,631	$6,347

Equity in other comprehensive income (loss) of subsidiaries, net of tax	87	8	(54)

Total comprehensive income, net of tax	$6,589	$8,639	$6,293

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2017	2016	2015
	(In Thousands)

Cash flows from operating activities:
Net income	$6,502	$8,631	$6,347
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of dividends received from Bank	(5,378)	(7,645)	(5,100)
Amortization of subordinated debt issuance costs	33	31	—
Stock-based compensation expense	279	231	186
Other, net	(543)	(264)	248

Net cash provided by operating activities	893	984	1,681

Cash flows from investing activities:
Contributions to subsidiary, net	—	—	(3,809)
Net cash used in investing activities	—	—	(3,809)

Cash flows from financing activities:
Proceeds from exercise of stock options	276	104	114
Tax benefit relating to stock compensation	59	25	7
Proceeds from employee stock purchase program	67	56	56
Redemption of preferred stock, Series C	—	—	(6,000)
Proceeds from subordinated debt placement, net of issuance costs	—	—	9,824
Common stock repurchased	—	(148)	(497)
Cash dividends paid on common stock	(1,415)	(1,193)	(1,032)
Dividends paid on preferred stock, Series C	—	—	(57)

Net cash provided by (used in) financing activities	(1,013)	(1,156)	2,415

Net increase (decrease) in cash and cash equivalents	(120)	(172)	287

Cash and Cash Equivalents - Beginning	161	333	46

Cash and Cash Equivalents – Ending	$41	$161	$333

Note 21 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2017 and 2016, on a quarterly basis, for Two River Bancorp. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$10,074	$9,824	$9,349	$8,993
Interest expense	1,545	1,408	1,391	1,363

Net interest income	8,529	8,416	7,958	7,630
Provision for loan losses	675	255	375	225

Net interest income after provision for loan losses	7,854	8,161	7,583	7,405
Non-interest income	1,343	1,453	1,538	1,125
Non-interest expense	5,919	6,175	6,071	5,777

Income before income taxes	3,278	3,439	3,050	2,753
Income taxes	2,943	1,202	922	951

Net income	$335	$2,237	$2,128	$1,802
Per common share data:
Basic earnings	$0.04	$0.27	$0.25	$0.22
Diluted earnings	$0.04	$0.26	$0.25	$0.21

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,970	$8,777	$8,539	$8,338
Interest expense	1,376	1,308	1,270	1,210

Net interest income	7,594	7,469	7,269	7,128
Provision for loan losses	(345)	470	390	—

Net interest income after provision for loan losses	7,939	6,999	6,879	7,128
Non-interest income	1,447	1,983	1,166	893
Non-interest expense	5,360	5,339	5,379	5,397

Income before income taxes	4,026	3,643	2,666	2,624
Income taxes	1,459	999	939	931

Net income	$2,567	$2,644	$1,727	$1,693
Per common share data:
Basic earnings	$0.31	$0.32	$0.21	$0.20
Diluted earnings	$0.30	$0.31	$0.20	$0.20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP

Date:	March 15, 2018	By:	/s/ WILLIAM D. MOSS
William D. Moss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FRANK J. PATOCK, JR.	Chairman of the Board	March 15, 2018
Frank J. Patock, Jr.

/s/ JAMES M. BOLLERMAN	Vice Chairman of the Board	March 15, 2018
James M. Bollerman

/s/ JOHN J. PERRI, JR., CPA	Vice Chairman of the Board	March 15, 2018
John J. Perri, Jr., CPA

/s/ CHARLES F. BUTRICO, JR.	Director	March 15, 2018
Charles F. Butrico, Jr.

/s/ ROBERT E. GREGORY	Director	March 15, 2018
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 15, 2018
Robert B. Grossman, MD

/s/ WILLIAM F. LaMORTE	Director	March 15, 2018
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 15, 2018
Joseph F.X. O’Sullivan

/s/ WILLIAM STATTER	Director	March 15, 2018
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 15, 2018
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Director, Corporate Secretary	March 15, 2018
Robin Zager

/s/ WILLIAM D. MOSS	President, Chief Executive Officer, Director	March 15, 2018
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 15, 2018
A. Richard Abrahamian	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
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

10.4	#
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

10.6	#
Fourth Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.7	#
Fifth Amendment to Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and Alan Turner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

10.8	#	Two River Bancorp 2007 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2007)

10.9	#
Form of Incentive Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2013)

10.10	#
Form of Non-Qualified Stock Option Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.11	#	Form of Restricted Stock Agreement under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2014)

10.12	#
Form of the Subordinated Note Purchase Agreement dated as of December 14, 2015 between the Registrant and certain purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2015)

10.13	#
Change in Control Agreement dated as of June 1, 2013, among the Registrant, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2013)

10.14	#
First Amendment to Change in Control Agreement dated as of May 29, 2015 by and among the Registrant, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on May 29, 2015)

10.15	#
Second Amendment to Change in Control Agreement dated as of May 31, 2017 by and among Registrant, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2017)

10.16	#
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

10.18	#
Second Amendment to Change in Control Agreement dated as of May 31, 2017 by and among Registrant, Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2017)

10.19	#
Two River Community Bank 2014 Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report as Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014)

10.20	#
Two River Community Bank Supplemental Executive Retirement Agreement dated as of January 1, 2012 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012)

10.21	#
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

10.24	#
Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and Anthony Mero (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

10.25	#
Employment Agreement dated as of June 1, 2016, among the Registrant, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2016)

10.26	#
First Amendment to Employment Agreement dated as of May 31, 2017, by and among Registrant, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2017)

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