Form 10-Q
period 2018-03-31
TWO RIVER BANCORP
filed 2018-05-09
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 4, 2018, there were 8,530,373 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$13,452	$29,575
Interest-bearing deposits in bank	15,143	18,644
Cash and cash equivalents	28,595	48,219

Securities available for sale	30,412	28,684
Securities held to maturity (fair value of $57,616 and $58,549 at March 31, 2018 and December 31, 2017, respectively)	57,819	58,002
Equity securities (amortized cost of $2,517 and $2,503 at March 31, 2018 and December 31, 2017, respectively)	2,423	2,448
Restricted investments, at cost	5,597	5,430
Loans held for sale	1,834	2,581
Loans	872,327	850,874
Allowance for loan losses	(10,962)	(10,668)
Net loans	861,365	840,206

Bank owned life insurance	21,703	21,573
Premises and equipment, net	6,157	6,239
Accrued interest receivable	2,492	2,554
Goodwill	18,109	18,109
Other assets	5,721	5,753

Total Assets	$1,042,227	$1,039,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$158,775	$167,297
Interest-bearing	712,129	694,260
Total Deposits	870,904	861,557

Securities sold under agreements to repurchase	18,472	27,120
FHLB and other borrowings	24,500	25,800
Subordinated debt	9,896	9,888
Accrued interest payable	69	70
Other liabilities	9,406	8,792

Total Liabilities	933,247	933,227

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,836,726 and 8,782,124 at March 31, 2018 and December 31, 2017, respectively
Outstanding – 8,524,632 and 8,470,030 at March 31, 2018 and December 31, 2017, respectively	79,932	79,678
Retained earnings	31,907	29,593
Treasury stock, at cost; 312,094 shares at March 31, 2018 and December 31, 2017	(2,396)	(2,396)
Accumulated other comprehensive loss	(463)	(304)
Total Shareholders' Equity	108,980	106,571

Total Liabilities and Shareholders’ Equity	$1,042,227	$1,039,798
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest Income
Loans, including fees	$9,821	$8,403
Securities:
Taxable	297	233
Tax-exempt	282	285
Interest-bearing deposits	67	72
Total Interest Income	10,467	8,993
Interest Expense
Deposits	1,358	1,038
Securities sold under agreements to repurchase	14	15
FHLB and other borrowings	130	145
Subordinated debt	165	165
Total Interest Expense	1,667	1,363
Net Interest Income	8,800	7,630
Provision for Loan Losses	400	225
Net Interest Income after Provision for Loan Losses	8,400	7,405

Non-Interest Income
Service fees on deposit accounts	238	150
Mortgage banking	338	426
Other loan fees	111	92
Earnings from investment in bank owned life insurance	130	136
Gain on sale of SBA loans	331	117
Other income	162	204
Total Non-Interest Income	1,310	1,125

Non-Interest Expenses
Salaries and employee benefits	3,885	3,453
Occupancy and equipment	1,090	1,054
Professional	340	341
Insurance	57	48
FDIC insurance and assessments	123	123
Advertising	60	110
Data processing	152	130
Outside services fees	81	103
OREO expenses, impairments and sales, net	(1)	(3)
Loan workout expenses	51	27
Other operating	389	391
Total Non-Interest Expenses	6,227	5,777

Income before Income Taxes	3,483	2,753
Income tax expense	807	951
Net Income	$2,676	$1,802

Earnings Per Common Share:
Basic	$0.32	$0.22
Diluted	$0.31	$0.21
Weighted average common shares outstanding
Basic	8,447	8,341
Diluted	8,675	8,618
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$2,676	$1,802
Other comprehensive income (loss):

Unrealized holdings (losses)/gains on securities available for sale, net of income tax (benefit)/expense 2018: ($54), 2017: $44	(139)	69

Other comprehensive income (loss)	(139)	69

Total comprehensive income	$2,537	$1,871

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2018	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571
Net income	—	—	2,676	—	—	2,676
Other comprehensive loss	—	—	—	—	(139)	(139)
Stock-based compensation expense	—	65	—	—	—	65
Cash dividends on common stock ($0.045 per share)	—	—	(382)	—	—	(382)
Options exercised	45,730	172	—	—	—	172
AOCI reclassification related to Tax Reform	—	—	59	—	(59)	—
AOCI reclassification due to adoption of ASU 2016-01	—	—	(39)	—	39	—
Employee stock purchase program	972	17	—	—	—	17
Restricted stock and other awards	8,400	—	—	—	—	—
Shares forfeited	(500)	—	—	—	—	—
Balance, March 31, 2018	8,524,632	$79,932	$31,907	$(2,396)	$(463)	$108,980

Balance, January 1, 2017	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716
Net income	—	—	1,802	—	—	1,802
Common stock dividend – adjustment	(1,069)	—	—	—	—	—
Other comprehensive income	—	—	—	—	69	69
Stock-based compensation expense	—	69	—	—	—	69
Cash dividends on common stock ($0.04 per share)	—	—	(319)	—	—	(319)
Options exercised	13,890	54	—	—	—	54
Restricted stock and other awards	10,018	—	—	—	—	—
Employee stock purchase program	1,086	15	—	—	—	15
Balance, March 31, 2017	8,389,367	$79,194	$25,930	$(2,396)	$(322)	$102,406

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Flows From Operating Activities
Net income	$2,676	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	189
Provision for loan losses	400	225
Amortization of subordinated debt issuance costs	8	8
Net amortization of securities premiums and discounts	186	218
Earnings from investment in bank owned life insurance	(130)	(136)
Proceeds from sale of mortgage loans held for sale	11,830	15,808
Origination of mortgage loans held for sale	(11,963)	(13,345)
Gain on sale of mortgage loans held for sale	(201)	(294)
Gain on sale of loans transferred from held for investment to held for sale	(100)	(91)
Stock-based compensation expense	65	69
Proceeds from sale of SBA loans held for sale	1,412	3,408
Origination of SBA loans held for sale	—	(4,686)
Gain from sale of SBA loans held for sale	(331)	(117)
Unrealized loss on CRA Mutual Fund	40	—
Decrease (Increase) in assets:
Accrued interest receivable	62	144
Other assets	25	(108)
Increase (decrease) in liabilities:
Accrued interest payable	(1)	(2)
Other liabilities	614	1,506
Net Cash Provided by Operating Activities	4,758	4,598
Cash Flows From Investing Activities
Purchase of securities available for sale	(2,996)	—
Purchase of securities held to maturity	(598)	—
Proceeds from repayments, calls and maturities of securities available for sale	1,048	1,679
Proceeds from repayments, calls and maturities of securities held to maturity	668	659
Proceeds from sale of loans transferred from held for investment to held for sale	5,080	4,638
Net increase in loans	(26,539)	(14,365)
Purchases of premises and equipment	(84)	(854)
Purchase of restricted investments, net	(167)	(181)
Net Cash Used In Investing Activities	(23,588)	(8,424)
Cash Flows From Financing Activities
Net increase in deposits	9,347	23,138
Net (decrease) increase in securities sold under agreements to repurchase	(8,648)	1,522
Repayment of FHLB and other borrowings	(1,300)	(1,000)
Cash dividends paid – common stock	(382)	(319)
Proceeds from employee stock purchase plan	17	15
Proceeds from exercise of stock options	172	54
Net Cash (Used In) Provided by Financing Activities	(794)	23,410
Net (Decrease) Increase in Cash and Cash Equivalents	(19,624)	19,584
Cash and Cash Equivalents – Beginning	48,219	42,077
Cash and Cash Equivalents - Ending	$28,595	$61,661

Supplementary cash flow information:
Interest paid	$1,668	$1,365
Income taxes paid	$7	$3
Supplemental schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$4,980	$4,547
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “2017 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

Because the ASU does not apply to revenue associated with financial instruments (including loans and securities), the Company concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with financial instruments (such as interest income, interest expense and securities gains). This ASU was effective for the Company on January 1, 2018. The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and interchange income to be within the scope of the standard. The Company has also completed its review of the related contracts and its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). The Company's overall assessment indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams. Based on its evaluation, the Company determined that the classification of certain debit card interchange costs should change (i.e. costs previously recorded as expenses are now recorded as contra-revenue). This classification change resulted in immaterial charges to both revenue and expense. The Company adopted this ASU on January 1, 2018, on a modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit card interchange costs noted above. See Note 3, Revenue

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

Recognition, for more information. The adoption of this ASU, as discussed above, did not have a significant impact to the Company's financial condition, results of operations and consolidated financial statements.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, that clarifies the guidance in ASU 2016-01. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; provides for a practicability exception election for equity investments without readily determinable fair values; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for nonpublic business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company completed its evaluation of the provisions of ASU 2016-01 and determined that the CRA Mutual Fund falls under ASU 2016-01. The Company adopted this ASU effective January 1, 2018 and the impact amounted to a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the first quarter of 2018, an unrealized loss of $40,000 was recorded in Other Income (see Note 6, Securities, for more information). Additionally, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 13, Fair Value Measurements).

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

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

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

ASU 2018-02: In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. The Company adopted ASU 2018-02 effective January 1, 2018, and the impact amounted to $59,000 as a reclassification from accumulated other comprehensive loss to retained earnings.

NOTE 3 - REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note 1, New Accounting Standards, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams, such as deposit related fees, interchange fees, merchant income, and brokerage and investment advisory service commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Fees on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Other Income

Other non-interest income consists of other recurring revenue streams such as debit card income, credit card income, ATM fees, merchant services income, commissions from sales of mutual funds and other investments provided through a third party brokerage and investment advisory service firm, safe deposit box rental fees, and other miscellaneous revenue streams. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks, such as MasterCard. Credit card income is realized through a third party provider who issues credit cards as private label in the Company's name. ATM fees are primarily generated when a non-Company cardholder uses a Company ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer's card is processed through card payment networks, such as Visa and/or American Express. Merchant services income is realized through a third party service provider who is contracted by the Bank under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Commissions received from the third party brokerage and investment advisory service firm from the sale of mutual funds and other investments are recognized when the firm has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from this advisory service firm typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

NOTE 3 - REVENUE RECOGNITION (Continued)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on Deposit Accounts	$238	$150
Other income	133	169
Non-Interest Income (in-scope of Topic 606)	371	319
Non-Interest Income (out-of-scope of Topic 606)	939	806
Total Non-Interest Income	$1,310	$1,125

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

NOTE 4 – GOODWILL

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

NOTE 5 – EARNINGS PER COMMON SHARE

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands, Except Per Share Data)
Net income	$2,676	$1,802

Weighted average common shares outstanding – Basic	8,447	8,341
Effect of dilutive securities, stock options and restricted stock	228	277

Weighted average common shares outstanding – Diluted	8,675	8,618

Basic earnings per common share	$0.32	$0.22

Diluted earnings per common share	$0.31	$0.21

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three months ended March 31, 2018 and 2017.

NOTE 6 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2018:

Securities available for sale:
U.S. Government agency securities	$12,907	$1	$(89)	$12,819
Municipal securities	493	—	—	493
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	7,855	1	(224)	7,632
U.S. Government collateralized residential mortgage obligations	7,299	5	(268)	7,036
Corporate debt securities, primarily financial institutions	2,494	3	(65)	2,432

Total securities available for sale	$31,048	$10	$(646)	$30,412

Total equity securities	$2,517	$—	$(94)	$2,423

Securities held to maturity:
Municipal securities	$46,893	$358	$(192)	$47,059
GSE – Residential mortgage-backed securities	6,997	—	(243)	6,754
U.S. Government collateralized residential mortgage obligations	2,103	—	(61)	2,042
Corporate debt securities, primarily financial institutions	1,826	—	(65)	1,761

Total securities held to maturity	$57,819	$358	$(561)	$57,616

NOTE 6 – SECURITIES (Continued)

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2017:

Securities available for sale:
U.S. Government agency securities	$10,105	$—	$(48)	$10,057
Municipal securities	494	1	—	495
GSE – residential mortgage-backed securities	8,362	—	(143)	8,219
U.S. Government collateralized residential mortgage obligations	7,672	1	(191)	7,482
Corporate debt securities, primarily financial institutions	2,494	9	(72)	2,431

Total securities available for sale	$29,127	$11	$(454)	$28,684

Total equity securities	$2,503	$—	$(55)	$2,448

Securities held to maturity:
Municipal securities	$46,614	$812	$(20)	$47,406
GSE – residential mortgage-backed securities	7,339	—	(98)	7,241
U.S. Government collateralized residential mortgage obligations	2,224	—	(46)	2,178
Corporate debt securities, primarily financial institutions	1,825	—	(101)	1,724

Total securities held to maturity	$58,002	$812	$(265)	$58,549

The amortized cost and fair value of the Company’s debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,249	$1,249	$14,225	$14,248
Due in one year through five years	7,580	7,520	2,373	2,396
Due in five years through ten years	833	831	8,387	8,389
Due after ten years	6,232	6,144	23,734	23,787

Sub-total	15,894	15,744	48,719	48,820

GSE – residential mortgage-backed securities	7,855	7,632	6,997	6,754
U.S. Government collateralized residential mortgage obligations	7,299	7,036	2,103	2,042

Total	$31,048	$30,412	$57,819	$57,616

The Company had no security sales for the three months ended March 31, 2018 or 2017.

NOTE 6 – SECURITIES (Continued)

Investment securities with a carrying value of $36.0 million and $34.6 million at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018:	(In Thousands)

U.S. Government agency securities	$10,356	$(86)	$836	$(3)	$11,192	$(89)
Municipal securities	14,448	(192)	—	—	14,448	(192)
GSE – residential mortgage-backed securities	5,778	(175)	8,429	(292)	14,207	(467)
U.S. Government collateralized residential mortgage obligations	1,683	(42)	7,078	(287)	8,761	(329)
Corporate debt securities, primarily financial institutions	492	(7)	2,698	(123)	3,190	(130)
Total temporarily impaired securities	$32,757	$(502)	$19,041	$(705)	$51,798	$(1,207)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:	(In Thousands)

U.S. Government agency securities	$8,229	$(46)	$1,766	$(2)	$9,995	$(48)
Municipal securities	14,170	(20)	—	—	14,170	(20)
GSE – residential mortgage-backed securities	6,302	(66)	9,123	(175)	15,425	(241)
U.S. Government collateralized residential mortgage obligations	1,806	(20)	7,500	(217)	9,306	(237)
Corporate debt securities, primarily financial institutions	—	—	2,648	(173)	2,648	(173)
Equity securities	—	—	2,449	(55)	2,449	(55)
Total temporarily impaired securities	$30,507	$(152)	$23,486	$(622)	$53,993	$(774)

The Company had 70 securities in an unrealized loss position at March 31, 2018. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, municipals, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of March 31, 2018, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 6 – SECURITIES (Continued)

Included in corporate debt securities are four individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1to Baa3. At March 31, 2018, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2018. These four securities have an amortized cost value of $2.8 million and a fair value of $2.7 million at March 31, 2018.

There were no other-than-temporary impairments recognized during the three months ended March 31, 2018 and 2017.

Equity securities consist solely of the Community Reinvestment Act ("CRA") Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the first quarter of 2018, an unrealized loss of $40,000 was recorded in Other Income.

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential mortgage loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgages ("ARM") loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as a part of its strategy to manage interest rate risk or as a secondary source of liquidity. During the three months ended March 31, 2018 and 2017, the Company transferred $5.0 million and $4.5 million, respectively, from held for investment to held for sale. Gains from such sales were $100,000 and $91,000 for the three months ended March 31, 2018 and 2017, respectively. Transfers from held for investment are infrequent and occur at the lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2018 and December 31, 2017, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(In Thousands)

Commercial and industrial	$106,758	$101,371
Real estate – construction	124,828	118,094
Real estate – commercial	545,728	537,733
Real estate – residential	65,035	64,238
Consumer	30,748	30,203

	873,097	851,639
Allowance for loan losses	(10,962)	(10,668)
Unearned fees	(770)	(765)

Net Loans	$861,365	$840,206

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2018:			(In Thousands)

Commercial and industrial	$220	$—	$674	$894	$105,864	$106,758	$—
Real estate – construction	—	—	150	150	124,678	124,828	—
Real estate – commercial	514	—	197	711	545,017	545,728	—
Real estate – residential	573	—	717	1,290	63,745	65,035	—
Consumer	84	40	194	318	30,430	30,748	—

Total	$1,391	$40	$1,932	$3,363	$869,734	$873,097	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2017:			(In Thousands)

Commercial and industrial	$224	$—	$790	$1,014	$100,357	$101,371	$—
Real estate – construction	—	—	150	150	117,944	118,094	—
Real estate – commercial	146	150	219	515	537,218	537,733	—
Real estate – residential	290	—	717	1,007	63,231	64,238	—
Consumer	92	—	194	286	29,917	30,203	—

Total	$752	$150	$2,070	$2,972	$848,667	$851,639	$—

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In Thousands)

Commercial and industrial	$674	$790
Real estate – construction	150	150
Real estate – commercial	197	219
Real estate – residential	717	717
Consumer	234	194

Total	$1,972	$2,070

There were no new troubled debt restructurings ("TDR's") that occurred during the three months ended March 31, 2018.
The following table presents new TDR's that occurred during the three months ended March 31, 2017 :

	Three months ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructuring:
Commercial and industrial	1	$150	$150
Real estate - construction	1	$150	$150
	2	$300	$300

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

At March 31, 2018, TDRs totaled $6.8 million, including $6.0 million that were current and six non-accrual loans totaling $878,000. As of December 31, 2017, TDRs totaled $7.1 million, including $6.1 million that were current and seven non-accrual loans totaling $1.0 million. At both March 31, 2018 and December 31, 2017, the Company had no specific reserve against any loan relationship classified as TDR.

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2018 and 2017, respectively.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR.

The following tables summarize information in regards to both the recorded investment balance information for impaired loans by loan portfolio class at March 31, 2018 and December 31, 2017, and the average recorded investment balance information for impaired loans by loan portfolio class for the three months ended March 31, 2018 and 2017, respectively:

	As of March 31, 2018			For the three months ended March 31, 2018
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,157	$3,157	$—	$3,203	$33
Real estate – construction	3,143	3,143	—	3,145	33
Real estate – commercial	319	319	—	334	2
Real estate – residential	1,084	1,084	—	1,085	5
Consumer	234	234	—	234	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,157	$3,157	$—	$3,203	$33
Real estate – construction	3,143	3,143	—	3,145	33
Real estate – commercial	319	319	—	334	2
Real estate – residential	1,084	1,084	—	1,085	5
Consumer	234	234	—	234	—

Total	$7,937	$7,937	$—	$8,001	$73

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2017			For the three months ended March 31, 2017
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial and industrial	$3,350	$3,697	$—	$3,924	$44
Real estate – construction	3,148	3,148	—	3,184	34
Real estate – commercial	344	344	—	1,196	10
Real estate – residential	1,086	1,086	—	1,130	5
Consumer	194	194		107	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,350	$3,697	$—	$3,924	$44
Real estate – construction	3,148	3,148	—	3,184	34
Real estate – commercial	344	344	—	1,196	10
Real estate – residential	1,086	1,086	—	1,130	5
Consumer	194	194		107	—

Total	$8,122	$8,469	$—	$9,541	$93

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
March 31, 2018:

Commercial and industrial	$103,428	$108	$3,222	$—	$106,758
Real estate – construction	119,027	4,312	1,489	—	124,828
Real estate – commercial	535,096	4,595	6,037	—	545,728
Real estate – residential	64,318	—	717	—	65,035
Consumer	30,304	33	411	—	30,748

Total	$852,173	$9,048	$11,876	$—	$873,097

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2017:

Commercial and industrial	$97,160	$796	$3,299	$116	$101,371
Real estate – construction	112,353	4,252	1,489	—	118,094
Real estate – commercial	525,951	5,681	6,101	—	537,733
Real estate – residential	63,521	—	717	—	64,238
Consumer	29,795	34	374	—	30,203

Total	$828,780	$10,763	$11,980	$116	$851,639

The following tables present the balance in the allowance for loan losses at March 31, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
March 31, 2018:

Commercial and industrial	$967	$—	$967	$106,758	$3,157	$103,601
Real estate – construction	1,489	—	1,489	124,828	3,143	121,685
Real estate – commercial	7,385	—	7,385	545,728	319	545,409
Real estate – residential	499	—	499	65,035	1,084	63,951
Consumer	156	—	156	30,748	234	30,514
Unallocated	466	—	466	—	—	—

Total	$10,962	$—	$10,962	$873,097	$7,937	$865,160

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2017:

Commercial and industrial	$930	$—	$930	$101,371	$3,350	$98,021
Real estate – construction	1,389	—	1,389	118,094	3,148	114,946
Real estate – commercial	7,325	—	7,325	537,733	344	537,389
Real estate – residential	502	—	502	64,238	1,086	63,152
Consumer	174	—	174	30,203	194	30,009
Unallocated	348	—	348	—	—	—

Total	$10,668	$—	$10,668	$851,639	$8,122	$843,517

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2018 and 2017:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(115)	—	—	—	—	—	(115)
Recoveries	—	3	6	—	—	—	9
Provision	152	97	54	(3)	(18)	118	400

Ending balance, March 31, 2018	$967	$1,489	$7,385	$499	$156	$466	$10,962

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	10	8	4	—	3	—	25
Provision	268	(68)	125	(2)	(15)	(83)	225

Ending balance, March 31, 2017	$874	$1,216	$6,444	$461	$232	$340	$9,567

NOTE 8 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2018, the number of shares of Company common stock remaining and available for future issuance under the Plan is 137,469. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board. All share and per share data have been retroactively adjusted to reflect the 5% stock dividend paid on February 28, 2017 to shareholders of record as of February 9, 2017.

From the adoption of the Plan until March 20, 2017, options awarded under the Plan were permitted to be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”). However, after March 20, 2017, only NQSOs may be awarded under the Plan. Awards may be granted under the Plan to directors and employees, and to consultants and other persons who provide substantial services to the Company.

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

Stock Options

For the three months ended March 31, 2018, there were no stock options granted.

Stock-based compensation expense related to the vesting of stock options granted in prior periods was approximately $15,000 during the three month period ended March 31, 2018, as compared to $20,000 for the same three month period in 2017 and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options granted under the Plan was $101,000 as of March 31, 2018 and will be recognized over the subsequent weighted average life of 1.7 years.

The following table presents information regarding the Company’s outstanding stock options at March 31, 2018:

NOTE 8 – STOCK-BASED COMPENSATION PLANS (Continued)

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	361,507	$5.20
Options granted	—	—
Options exercised	(45,730)	3.80
Options forfeited	(3,150)	8.83
Options outstanding, March 31, 2018	312,627	$5.37	3.79	$3,884,175
Options exercisable, March 31, 2018	271,306	$4.87	3.28	$3,507,470
Option exercise price range at March 31, 2018	$2.87 to $11.21

The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $631,000 and $161,000, respectively. Cash received from such exercises was $172,000 and $54,000, respectively. An income tax benefit of $88,000 was recognized in the three months ended March 31, 2018 relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options. There was no tax benefit recognized in the three months ended March 31, 2017.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $50,000 for the three month period ended March 31, 2018, as compared to $49,000 for the three month period ended March 31, 2017 and is included in salaries and employee benefits on the statement of operations. An income tax benefit of $2,000 was recognized in the three months ended March 31, 2018 relating to the adoption of ASU 2016-09 attributable to restricted stock awards. There was no tax benefit recognized during the three months ended March 31, 2017.

Total unrecognized compensation cost related to restricted stock under the Plan as of March 31, 2018 was $702,000 and will be recognized over the subsequent weighted average life of 3.4 years.

The following table summarizes information about restricted stock at March 31, 2018:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2017	49,021	$14.01
Restricted stock earned	(4,103)	10.65
Granted	8,400	18.01
Awards Forfeited	(500)	18.32
Unvested at March 31, 2018	52,818	$14.87

NOTE 9 – GUARANTEES

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

NOTE 9 – GUARANTEES (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $280.0 million and $245.8 million at March 31, 2018 and December 31, 2017, respectively .

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. As of March 31, 2018 and December 31, 2017, the Company had $4.6 million and $5.2 million, respectively, of commercial and similar letters of credit. Management believes that the current amount of the liability as of March 31, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

NOTE 10 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at March 31, 2018 and December 31, 2017. The Bank also has a remaining borrowing capacity with the FHLB of approximately $37.0 million based on the current loan collateral pledged of $148.4 million at March 31, 2018.

At March 31, 2018 and December 31, 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.5 million and $25.8 million, respectively. These advances had an average interest rate of 1.90% and 1.87% at March 31, 2018 and December 31, 2017, respectively. These advances are contractually scheduled for repayment as follows:

	March 31, 2018	December 31, 2017	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$2,000	$2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$24,500	$25,800

As of March 31, 2018, the FHLB has issued $85.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of March 31, 2018 and December 31, 2017, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
March 31, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$7,287	$—	$—	$—	$7,287
GSE – residential mortgage-backed securities	10,128	—	—	—	10,128
U.S. Government collateralized residential mortgage obligations	9,958	—	—	—	9,958
Total	$27,373	$—	$—	$—	$27,373
Gross amount of recognized liabilities for repurchase agreements and securities lending					$18,472
Excess of collateral pledged over recognized liability					$8,901

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2017
Class of Collateral Pledged:
U.S. Government agency securities	$9,995	$—	$—	$—	$9,995
GSE – residential mortgage-backed securities	5,558	—	—	—	5,558
U.S. Government collateralized residential mortgage obligations	13,440	—	—	—	13,440
Total	$28,993	$—	$—	$—	$28,993
Gross amount of recognized liabilities for repurchase agreements and securities lending					$27,120
Excess of collateral pledged over recognized liability					$1,873

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 12 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at March 31, 2018 and December 31, 2017, respectively, which includes $104,000 and $112,000, respectively, of remaining unamortized debt issuance costs at March 31, 2018 and December 31, 2017. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2018:

Securities available for sale:
U.S. Government agency securities	$—	$12,819	$—	$12,819
Municipal securities	—	493	—	493
GSE – residential mortgage-backed securities	—	7,632	—	7,632
U.S. Government collateralized residential mortgage obligations	—	7,036	—	7,036
Corporate debt securities, primarily financial institutions	—	2,432	—	2,432

Total securities available for sale	$—	$30,412	$—	$30,412

Total equity securities	$2,423	$—	$—	$2,423

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2017:

Securities available for sale:
U.S. Government agency securities	$—	$10,057	$—	$10,057
Municipal securities	—	495	—	495
GSE – residential mortgage-backed securities	—	8,219	—	8,219
U.S. Government collateralized residential mortgage obligations	—	7,482	—	7,482
Corporate debt securities, primarily financial institutions	—	2,431	—	2,431

Total securities available for sale	$—	$28,684	$—	$28,684

Total equity securities	$2,448	$—	$—	$2,448

As of March 31, 2018 and December 31, 2017, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2018:
Impaired loans, net of partial charge-offs	$—	$—	$—	$—

At December 31, 2017:
Impaired loans, net of partial charge-offs	$—	$—	$116	$116

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended March 31, 2018 and 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At March 31, 2018 and December 31, 2017, there were no loans that received a discount. At March 31, 2018 and December 31, 2017, there were no liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. During the third quarter of 2017, the Company sold its only OREO property for a loss of $17,000. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2018 and December 31, 2017, the Company had no residential real estate properties held in OREO. At March 31, 2018 and December 31, 2017, the Company initiated foreclosure proceedings on one residential mortgage loan secured by real estate in the amount of $490,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). See Note 6, Securities, for more information regarding the CRA Mutual Fund. At March 31, 2018 and December 31, 2017, there were no Level 3 securities.

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

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at March 31, 2018 and December 31, 2017, applies a 2.13% and 4.56% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at March 31, 2018 and December 31, 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at March 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$28,595	$28,595	$28,595	$—	$—
Securities available for sale	30,412	30,412	—	30,412	—
Securities held to maturity	57,819	57,616	—	57,616	—
Equity securities	2,423	2,423	2,423	—	—
Restricted investments	5,597	5,597	—	—	5,597
Loans held for sale	1,834	1,857	—	—	1,857
Loans receivable, net (1)	861,365	856,591	—	—	856,591
Accrued interest receivable	2,492	2,492	—	510	1,982

Financial liabilities:
Deposits	870,904	870,070	—	870,070	—
Securities sold under agreements to repurchase	18,472	18,472	—	18,472	—
FHLB and other borrowings	24,500	23,818	—	23,818	—
Subordinated debt	9,896	10,352	—	10,352	—
Accrued interest payable	69	69	—	69	—

	Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$48,219	$48,219	$48,219	$—	$—
Securities available for sale	28,684	28,684	—	28,684	—
Securities held to maturity	58,002	58,549	—	58,549	—
Equity securities	2,448	2,448	2,448	—	—
Restricted investments	5,430	5,430	—	—	5,430
Loans held for sale	2,581	2,738	—	—	2,738
Loans receivable, net (1)	840,206	841,477	—	—	841,477
Accrued interest receivable	2,554	2,554	—	638	1,916

Financial liabilities:
Deposits	861,557	860,129	—	860,129	—
Securities sold under agreements to repurchase	27,120	27,120	—	27,120	—
FHLB and other borrowings	25,800	25,382	—	25,382	—
Subordinated debt	9,888	9,812	—	9,812	—
Accrued interest payable	70	70	—	70	—
(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of March 31, 2018 were measured using an exit price notion. The fair value of loans at December 31, 2017 were measured using an exit price notion.

NOTE 14 – SHAREHOLDERS’ EQUITY

On December 14, 2017, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018. During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock.

NOTE 15 – SUBSEQUENT EVENT

On April 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.045 per share to common shareholders of record at the close of business on May 11, 2018, payable on May 30, 2018.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2017 Form 10-K and in this Form 10-Q.

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

H.R.1 (originally known as the Tax Cuts and Jobs Act) (the "Tax Act") was signed into law on December 22, 2017. Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), given the amount and complexity of the changes in tax law resulting from the Tax Act, the Company has not finalized the accounting for the income tax effects of the Tax Act. This includes the measurement of deferred taxes. The impact of the Tax Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. As a result of the Tax Act, the Company recorded a non-cash charge to income tax expense of approximately $1.8 million in the fourth quarter of 2017 primarily due to the re-measurement of deferred tax assets and liabilities.

Overview

The Company reported net income of $2.68 million, or $0.31 per diluted share, for the first quarter of 2018, compared to $1.80 million, or $0.21 per diluted share, for the same period in 2017, an increase of $874,000, or 48.5%. The increase was primarily due to higher net interest income and non-interest income, coupled with a $90,000 tax benefit related to the accounting treatment of equity-based compensation, along with a lower corporate tax rate due to the Tax Act. These positives were partially offset by higher non-interest expense and provision for loan losses. The annualized return on average assets was 1.04% for the three months ended March 31, 2018 as compared to 0.76% for the same period in 2017. The annualized return on average shareholders’ equity was 10.08% for the three months ended March 31, 2018 as compared to 7.18% for the same period in 2017. Tangible book value per common share rose to $10.66 at March 31, 2018 as compared to $10.05 at March 31, 2017, as disclosed in the Non-GAAP Financial Measures table. All share and per share data for all referenced reporting periods have been adjusted for the 5% stock dividend paid on February 28, 2017.

Net interest income increased by $1.17 million, or 15.3%, for the quarter ended March 31, 2018 from the same period in 2017. Average interest-earning assets totaled $984.3 million, an increase of $87.9 million, or 9.8%, from the quarter ended March 31, 2017, primarily due to an increase in average loans. The Company reported a net interest margin of 3.63% for the quarter ended March 31, 2018, an increase of 18 basis points when compared to the 3.45% reported for the quarter ended March 31, 2017, and an increase of 7 basis points when compared to the 3.56% for the quarter ended December 31, 2017. The increase from both the fourth and first quarters of 2017 was the result of higher yielding interest-earning assets as excess cash on hand was re-deployed into higher yielding loans.

The Company recorded a provision for loan losses of $400,000 for the three months ended March 31, 2018 as compared to $225,000 for the corresponding 2017 period. The majority of the first quarter 2017 provision was to support the Company's strong loan growth. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended March 31, 2018 totaled $1.31 million, an increase of $185,000, or 16.4%, compared to the same period in 2017. This increase was largely the result of higher gains from the sale of SBA loans of $214,000, or 182.9%, and an increase in service fees on deposit accounts of $88,000, or 58.7%, mainly due to a realignment of fees on various products. These increases were partially offset by a decrease of $88,000, or 20.7%, in mortgage banking fees.

Non-interest expense for the quarter ended March 31, 2018 totaled $6.23 million, an increase of $450,000, or 7.8%, compared to the same period in 2017, largely due to higher salaries and benefits resulting from annual merit increases, along with new hires in the lending and deposit teams.

Total assets at March 31, 2018 were $1.042 billion, an increase of 0.2% from $1.040 billion at December 31, 2017. Total loans at March 31, 2018 were $872.3 million, an increase of $21.5 million, or 2.5%, from the $850.9 million recorded at December 31, 2017. Total deposits were $870.9 million at March 31, 2018, an increase of $9.3 million, or 1.1%, from the $861.6 million at December 31, 2017. Core checking deposits at March 31, 2018 decreased $24.1 million, or 6.0%, to $375.9 million from $400.0 million at year-end 2017, while savings accounts, money market deposits and time deposits increased $33.4 million, or 7.2%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At March 31, 2018, the Company’s allowance for loan losses was $11.0 million, an increase from the $10.7 million at December 31, 2017. The allowance for loan losses as a percentage of total loans at March 31, 2018 was 1.26%, compared to 1.25% at December 31, 2017. Non-performing assets at March 31, 2018 as a percentage of total assets was 0.19% compared to 0.20% at December 31, 2017 and 0.18% at March 31, 2017. Non-performing assets were $2.0 million at March 31, 2018 compared to $2.1 million and $1.8 million at December 31, 2017 and March 31, 2017, respectively.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended March 31,
	2018	2017
Return on average assets	1.04%	0.76%
Return on average tangible assets (1)	1.06%	0.77%
Return on average shareholders' equity	10.08%	7.18%
Return on average tangible shareholders' equity (1)	12.12%	8.74%
Net interest margin	3.63%	3.45%
Average equity to average assets	10.29%	10.57%
Average tangible equity to average tangible assets (1)	8.71%	8.86%

(1)	The following table provides the reconciliation of Non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	For the Three Months Ended March 31,
	2018	2017
Total shareholders' equity	$108,980	$102,406
Less: goodwill and other intangible assets	(18,109)	(18,109)
Tangible common shareholders’ equity	$90,871	$84,297

Common shares outstanding (in thousands)	8,525	8,389
Book value per common share	$12.78	$12.21

Book value per common share	$12.78	$12.21
Effect of intangible assets	(2.12)	(2.16)
Tangible book value per common share	$10.66	$10.05

Return on average assets	1.04%	0.76%
Effect of intangible assets	0.02%	0.01%
Return on average tangible assets	1.06%	0.77%

Return on average equity	10.08%	7.18%
Effect of average intangible assets	2.04%	1.56%
Return on average tangible equity	12.12%	8.74%

Average equity to average assets	10.29%	10.57%
Effect of average intangible assets	(1.58)%	(1.71)%
Average tangible equity to average tangible assets	8.71%	8.86%

Three months ended March 31, 2018 compared to March 31, 2017

Net Interest Income

Net interest income for the quarter ended March 31, 2018 totaled $8.80 million, an increase of $1.17 million, or 15.3%, compared to $7.63 million for the corresponding period in 2017. This increase was largely due to an increase of $87.9 million, or 9.8%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a combination of a higher level of average deposits and excess cash on hand. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $51.6 million, or 15.0%. These positives contributed to the 18 basis point increase in our net interest margin.

The net interest margin and net interest spread increased to 3.63% and 3.43%, respectively, for the three month period ended March 31, 2018, from 3.45% and 3.28%, respectively, for the same prior year period, primarily resulting from increases in higher yielding interest-earning assets coupled with a higher level of average core checking deposits and lower interest-bearing deposits in banks.

Total interest income for the three months ended March 31, 2018 increased by $1.5 million, or 16.4%. The increase in interest income was primarily due to a volume related increase in interest income of $1.14 million, combined with a rate related increase in interest income of $330,000 for the first quarter of 2018 as compared to the same prior year period.

Interest and fees on loans increased $1.42 million, to $9.8 million for the three months ended March 31, 2018 compared to $8.4 million for the corresponding period in 2017. Volume related increases of $1.17 million were combined with rate related increases of $245,000. The average balance of the loan portfolio for the three months ended March 31, 2018 increased by $106.4 million, or 14.0%, to $868.5 million from $762.2 million for the corresponding period in 2017. The average annualized yield on the loan portfolio was 4.59% for the quarter ended March 31, 2018 compared to 4.47% for the quarter ended March 31, 2017. Additionally, the average balance of total non-accrual loans, which amounted to $2.0 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $579,000 for the three months ended March 31, 2018 compared to $518,000 for the three months ended March 31, 2017, an increase of $61,000, or 11.8%. For the three months ended March 31, 2018, investment securities had an average balance of $97.6 million with an average annualized yield of 2.37% compared to an average balance of $96.0 million with an average annualized yield of 2.16% for the three months ended March 31, 2017.

Interest income on interest-bearing deposits was $67,000 for the three months ended March 31, 2018, representing a decrease of $5,000, or 6.9%, from $72,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, interest-bearing deposits had an average balance of $18.1 million and an average annualized yield of 1.50% as compared to an average balance of $38.3 million and an average annualized yield of 0.76% for the same period in 2017. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $1.7 million for the three months ended March 31, 2018 compared to $1.4 million for the corresponding period in 2017, an increase of $304,000, or 22.3%. This increase in interest expense was comprised of a $171,000 volume related increase as well as a $133,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities was $769.6 million for the three months ended March 31, 2018 compared to $700.2 million for the same period last year, an increase of $69.4 million, or 9.9%. Average NOW accounts increased $44.8 million from $191.9 million with an average annualized rate of 0.45% during the first quarter of 2017, to $236.7 million with an average annualized rate of 0.53% during the first quarter of 2018. Average savings accounts decreased $8.0 million from $256.5 million with an average annualized rate of 0.52% during the first quarter of 2017, to $248.5 million with an average annualized rate of 0.58% during the first quarter of 2018. Average money market deposits also experienced a decrease of $3.3 million over this same period while the average annualized rate remained unchanged at 0.17%. Average time deposits increased by $31.9 million, or 23.3%, to $168.3 million over this same period. During the first quarter of 2018, our average demand deposits totaled $160.1 million, an increase of $6.9 million, or 4.5%, over the same period last year. For the three months ended March 31, 2018, the average annualized cost for all interest-bearing liabilities was 0.88%, compared to 0.79% for the three months ended March 31, 2017.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2018 were $19.6 million, with an average interest rate of 0.29%, compared to $19.4 million, with an average interest rate of 0.31%, for the first quarter of 2017.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2018 and 2017 was $28.2 million and $24.4 million, respectively, with an average interest rate of 1.87% and 2.41%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at March 31, 2018, which includes $104,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$18,135	$67	1.50%	$38,263	$72	0.76%
Investment securities	97,625	579	2.37%	96,030	518	2.16%
Loans, net of unearned fees (1) (2)	868,544	9,821	4.59%	762,150	8,403	4.47%

Total Interest-Earning Assets	984,304	10,467	4.31%	896,443	8,993	4.07%

Non-Interest-Earning Assets:
Allowance for loan losses	(10,840)			(9,645)
All other assets	72,889			75,551

Total Assets	$1,046,353			$962,349

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$236,674	310	0.53%	$191,903	212	0.45%
Savings deposits	248,488	354	0.58%	256,499	327	0.52%
Money market deposits	58,348	25	0.17%	61,668	26	0.17%
Time deposits	168,327	669	1.61%	136,474	473	1.41%
Securities sold under agreements to repurchase	19,636	14	0.29%	19,376	15	0.31%
FHLB and other borrowings	28,217	130	1.87%	24,447	145	2.41%
Subordinated debt	9,893	165	6.67%	9,860	165	6.69%

Total Interest-Bearing Liabilities	769,583	1,667	0.88%	700,227	1,363	0.79%

Non-Interest-Bearing Liabilities:
Demand deposits	160,060			153,185
Other liabilities	9,033			7,185

Total Non-Interest-Bearing Liabilities	169,093			160,370

Shareholders' Equity	107,677			101,752

Total Liabilities and Shareholders' Equity	$1,046,353			$962,349

NET INTEREST INCOME		$8,800			$7,630

NET INTEREST SPREAD (3)			3.43%			3.28%

NET INTEREST MARGIN (4)			3.63%			3.45%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$(38)	$33	$(5)
Investment securities	9	52	61
Loans, net of unearned fees	1,173	245	1,418

Total Interest Income	1,144	330	1,474

Interest Paid On:
NOW deposits	49	49	98
Savings deposits	(10)	37	27
Money market deposits	(1)	—	(1)
Time deposits	110	86	196
Securities sold under agreements to repurchase	—	(1)	(1)
FHLB and other borrowings	22	(37)	(15)
Subordinated debt	1	(1)	—

Total Interest Expense	171	133	304

Net Interest Income	$973	$197	$1,170

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the first quarter of 2018, a provision for loan losses of $400,000 was expensed as compared to $225,000 for the corresponding 2017 period. The majority of the first quarter of 2018 provision was to support the Company's strong loan growth and, to a lesser degree, net charge-offs of $106,000. The majority of the 2017 provision was primarily the result of $223,000 in net loan charge-offs along with loan growth. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.0 million, or 1.26% of total loans at March 31, 2018, as compared to $10.7 million, or 1.25% at December 31, 2017.

In management’s opinion, the level of allowance for loan losses, totaling $11.0 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2018, non-interest income amounted to $1.31 million as compared to $1.13 million, an increase of $185,000, or 16.4%, from the corresponding period in 2017. This increase was primarily the result of higher gains from the sale of SBA loans of $214,000, or 182.9%. Service fees on deposit accounts increased by $88,000, or 58.7%, mainly due to a realignment of fees on various products. These increases were partially offset by a decrease of $88,000, or 20.7%, in mortgage banking fees. Additionally, other income declined by $42,000, or 20.6%, primarily due to the reclassification of $45,000 in debit card interchange expenses recorded as contra-revenue due to the adoption of ASU 2014-09 in 2018, as well as the recognition of a $40,000 unrealized loss related to the CRA Mutual Fund due to the adoption of ASU 2016-01 in 2018. These losses were partially offset by an increase of $33,000 from title agency fees during the quarter.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2018 increased $450,000, or 7.8%, to $6.23 million compared to $5.78 million for the three months ended March 31, 2017. This increase was primarily due to higher salaries and benefits resulting from annual merit increases, along with new hires in the lending and deposit teams.

Income Taxes

The Company recorded income tax expense of $807,000 for the three months ended March 31, 2018 compared to $951,000 for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 and 2017 was 23.2% and 34.5%, respectively. Income tax expense for the three months ended March 31, 2018 included a $90,000 benefit relating to the accounting treatment of equity-based compensation compared to none in the corresponding prior year period.

FINANCIAL CONDITION
Assets

At March 31, 2018, total assets were $1.042 billion, an increase of $2.4 million, or 0.2%, from $1.040 billion at December 31, 2017. At March 31, 2018, total loans were $872.3 million, an increase of $21.5 million, or 2.5%, from the $850.9 million reported at December 31, 2017. This loan growth was funded primarily by a combination of deposit growth and excess cash on hand. Investment securities, including restricted stock, were $96.3 million at March 31, 2018 as compared to $94.6 million at December 31, 2017, an increase of $1.7 million, or 1.8%. At March 31, 2018, cash and cash equivalents totaled $28.6 million compared to $48.2 million at December 31, 2017, a decrease of $19.6 million, or 40.7%. Our liquidity position continued to remain strong. Goodwill totaled $18.1 million at both March 31, 2018 and December 31, 2017.

Liabilities

Total liabilities remained essentially unchanged at $933.2 million at March 31, 2018 from December 31, 2017. Total deposits increased $9.3 million, or 1.1%, to $870.9 million at March 31, 2018, from $861.6 million at December 31, 2017. FHLB and other borrowings decreased by $1.3 million over this same period while securities sold under agreement to repurchase decreased by $8.6 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $96.3 million at March 31, 2018 compared to $94.6 million at December 31, 2017, an increase of $1.7 million, or 1.8%. During the three months ended March 31, 2018 and 2017, investment security purchases amounted to $3.8 million and $200,000, respectively, while repayments, calls and maturities amounted to $1.7 million and $2.3 million, respectively. Additionally, there were no investment security sales during the first three months of 2018 or 2017.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2018, the Company maintained $14.6 million of GSE residential mortgage-backed securities in the investment portfolio and $9.1 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of four single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Baa3. These securities have an amortized cost value of $2.8 million and a fair value of $2.7 million at March 31, 2018. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2018, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$106,758	12.2%	$101,371	11.9%
Real estate – construction	124,828	14.3%	118,094	13.9%
Real estate – commercial	545,728	62.6%	537,733	63.2%
Real estate – residential	65,035	7.5%	64,238	7.6%
Consumer	30,748	3.5%	30,203	3.5%
Unearned fees	(770)	(0.1)%	(765)	(0.1)%
Total loans	$872,327	100.0%	$850,874	100.0%

For the three months ended March 31, 2018, total loans increased by $21.5 million, or 2.5%, to $872.3 million from $850.9 million at December 31, 2017. The increase was due to growth in all sectors of the portfolio during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River, New Jersey, LPO into a new, more highly visible location that now complements our other LPO in Summit, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at March 31, 2018 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 62.6% of our total loans at March 31, 2018, down slightly from 63.2% at December 31, 2017. These loans increased $8.0 million, or 1.5%, to $545.7 million at March 31, 2018 from $537.7 million at December 31, 2017. Commercial and industrial loans increased by $5.4 million, or 5.3%, to $106.8 million at March 31, 2018 from $101.4 million at December 31, 2017. Real estate construction loans increased by $6.7 million, or 5.7%, to $124.8 million at March 31, 2018 from $118.1 million at December 31, 2017, while real estate residential loans increased $800,000, or 1.2%, to $65.0 million at March 31, 2018 from $64.2 million at December 31, 2017. The increase in real estate residential loans is inclusive of the sale of $5.0 million in portfolio adjustable rate mortgages during the first three months of 2018, which generated a gain of $100,000. Consumer loans grew by $545,000, or 1.8%, to $30.7 million at March 31, 2018 from $30.2 million at December 31, 2017.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. We continually analyze our credit quality through a variety of strategies. We have been proactive in addressing problem and non-performing assets and management believes our allowance for loan losses is adequate to cover known and potential losses. These strategies, as well as our underwriting standards for new loan originations, have resulted in relatively low levels of non-performing loans and charge-offs (see following tables). Our loan portfolio composition generally consists of loans secured by commercial real estate, land development and construction of real estate projects mainly in the Monmouth, Middlesex, Union and Ocean Counties, New Jersey market area. We continue to have lending success and growth in the medical markets through our Private Banking Department. We have experienced signs of improvement in our markets as our loan pipeline remains strong. Efficient and effective asset-management strategies reflect the type and quality of assets being underwritten and originated.

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

At March 31, 2018, non-accrual loans decreased to $2.0 million from the $2.1 million at December 31, 2017. Our non-performing loans are primarily secured by real estate. At March 31, 2018 and December 31, 2017, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2018 and December 31, 2017. Total TDRs are broken out at the bottom of the table.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$674	$790
Real estate-construction	150	150
Real estate-commercial	197	219
Real estate-residential	717	717
Consumer	234	194

Total Non-Performing Loans	1,972	2,070

OREO	—	—

Total Non-Performing Assets	$1,972	$2,070

Ratios:
Non-Performing loans to total loans	0.23%	0.24%
Non-Performing assets to total assets	0.19%	0.20%

Troubled Debt Restructured Loans:
Performing	$5,965	$6,053
Non-performing (included in non-performing assets above)	878	994

Total non-performing loans decreased by $98,000 from December 31, 2017. Twelve loans comprise the $2.0 million and $2.1 million at both March 31, 2018 and December 31, 2017. At March 31, 2018, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2018, non-performing commercial and industrial loans from December 31, 2017, decreased by $116,000 during the three months ended March 31, 2018, primarily due to the charge-off of one loan relationship. The $674,000 is comprised of four commercial term loans.

At March 31, 2018, non-performing real estate commercial loans decreased by $22,000 from December 31, 2017, due primarily to payments.

At March 31, 2018, non-performing real estate residential loans remained unchanged at $717,000 from December 31, 2017.

At March 31, 2018, non-performing consumer loans increased by $40,000 from December 31, 2017, due to the addition of one credit.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. All of our OREO are aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values. At both March 31, 2018 and December 31, 2017, the Bank had no OREO properties.

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

As of March 31, 2018 and December 31, 2017, TDRs totaled $6.8 million and $7.0 million, respectively. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and to deleverage the Company’s exposure. The $6.8 million is comprised of $225,000 in real estate commercial loans, $3.1 million in real estate construction loans, $3.1 million in commercial and industrial, and $367,000 in real estate residential loans. All TDRs as of March 31, 2018 are collateral-dependent. The one loan relationship that was unsecured and on non-accrual was charged-off during the first quarter of 2018. Of the $6.8 million, no relationships have a specific reserve in our ALLL computation.

The $225,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $103,000, which is secured by real estate.

The $3.1 million in real estate construction loans is partially comprised of four relationships, which are currently being developed, under contract and/or amortizing, and all are accruing except for one loan for $150,000.

The $3.1 million in commercial and industrial loans are all performing, with the exception of four non-accrual loans totaling $674,000.

The $367,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At March 31, 2018, the Company had $20.9 million in loans that were risk rated as special mention, substandard, or doubtful. This $20.9 million of special mention, substandard, and doubtful loans represents a decrease of $2.0 million from the $22.9 million reported at December 31, 2017, primarily due to one credit upgraded to pass from special mention during the current quarter.

At March 31, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017.

	March 31,		December 31,
	2018	2017	2017
	(in thousands, except percentages)

Balance at beginning of year	$10,668	$9,565	$9,565
Provision charged to expense	400	225	1,530
Recoveries (charge-offs), net	(106)	(223)	(427)
Balance of allowance at end of period	$10,962	$9,567	$10,668

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.05%	(0.12)%	0.05%
Balance of allowance as a percent of loans at period-end	1.26%	1.25%	1.25%
Ratio of allowance to non-performing loans at period-end	555.88%	633.16%	515.36%

At March 31, 2018 and December 31, 2017, the Company’s allowance for loan losses was $11.0 million and $10.7 million, respectively. The allowance for loan losses as a percentage of total loans at March 31, 2018 was 1.26%, compared with 1.25% at December 31, 2017. The Company recorded a $400,000 provision to the allowance for loan losses for the three month period ended March 31, 2018 as compared to a $225,000 provision for the comparable period in 2017. The majority of the 2018 provision was to support loan growth in 2018, while the majority of the 2017 provision was to record a partial charge-off. Non-performing loans at March 31, 2018 are either well-collateralized or adequately reserved for in the allowance for loan losses.

Management maintains the allowance for loan losses at a level estimated to absorb probable loan losses of the loan portfolio. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio. Our methodology for evaluating the appropriateness of the allowance includes segmentation of the loan portfolio into its various asset components, tracking the historical levels of criticized loans and delinquencies, and assessing the nature and trends of loan charge-offs. Additionally, the volume of non-performing loans, concentration of risks by size, type, and geography, new products and markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, and economic conditions are also taken into consideration. Risks within the loan portfolio are analyzed on a continuous basis by the Bank’s senior management, outside independent loan review auditors, directors’ loan committee, and board of directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves.

Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures and, as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the housing market and levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

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

Bank Owned Life Insurance (“BOLI”)

In November 2004, the Company invested in $3.5 million of BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI, of which $3.9 million was purchased in the third quarter of 2016, in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERPs. Expenses related to the SERP were approximately $80,000 and $77,000 for the three months ended March 31, 2018 and 2017, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $130,000 and $136,000 for the three months ended March 31, 2018 and 2017, respectively.

Premises and Equipment

Premises and equipment totaled approximately $6.2 million at both March 31, 2018 and December 31, 2017. Depreciation expense totaled $166,000 and $189,000 for the three months ended March 31, 2018 and 2017, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at March 31, 2018 and December 31, 2017, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2017. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

There can be no assurance that future testing will not result in material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 4, Goodwill, in the Company’s financial statements.

Deposits

Deposits are the Company’s primary source of funds. The deposit increase during 2018 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2018 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered certificates of deposit (“CDs”), and Listed Service CDs, at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

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

At March 31, 2018, total deposits amounted to $870.9 million, reflecting an increase of $9.3 million, or 1.1%, from $861.6 million at December 31, 2017. Core checking deposits at March 31, 2018 decreased $24.1 million, or 6.0%, to $375.9 million from year-end 2017, while savings accounts, money market deposits and time deposits, increased $33.4 million, or 7.2% to $495.0 million, compared to $461.6 million at December 31, 2017. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at March 31, 2018 amounted to $755.7 million and accounted for 86.8% of total deposits, as compared to $761.6 million and 88.4% at December 31, 2017. During 2018, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over at March 31, 2018 totaled $16.4 million as compared to $14.9 million at December 31, 2017, an increase of $1.5 million, or 10.1%. At March 31, 2018, the Company had $53.1 million in brokered CDs as compared to $40.7 million at December 31, 2017, with rates ranging from 1.09% to 2.73% and original terms ranging from 24 to 84 months, while Listed Service CDs totaled $45.7 million compared to $44.4 million at December 31, 2017, with rates between 1.20% to 2.62% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $37.0 million based on the current loan collateral pledged of $148.4 million at March 31, 2018.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2018 and 2017, the Company had no short-term borrowings outstanding.

At March 31, 2018 and December 31, 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.5 million at March 31, 2018 compared to $25.8 million at December 31, 2017. The FHLB advances had a weighted average interest rate of 1.90% and 1.87% at March 31, 2018 and December 31, 2017, respectively. These advances are contractually scheduled for repayment as follows:

	March 31, 2018	December 31, 2017	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$2,000	$2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$24,500	$25,800

The maximum amount outstanding of FHLB advances at any month-end during the three months ended March 31, 2018 and 2017 was $39.5 million and $24.3 million, respectively. The average interest rates paid on FHLB advances was 1.87% and 2.41% during the three months ended March 31, 2018 and 2017, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at March 31, 2018 and December 31, 2017, which includes $104,000 and $112,000 of remaining unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $18.5 million at March 31, 2018, a decrease of $8.6 million, or 31.9%, from $27.1 million at December 31, 2017.

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

At March 31, 2018, the Company had $28.6 million in cash and cash equivalents as compared to $48.2 million at December 31, 2017. Cash and cash equivalent balances include $15.1 million and $18.6 million of interest-bearing deposits at the Federal Reserve Bank of New York at March 31, 2018 and December 31, 2017, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Lines of credit secured by 1 - 4 family residential properties	$25,398	$26,124
Commitments to fund commercial real estate and construction loans	189,217	154,637
Commitments to fund commercial and industrial loans and other loans	65,370	64,998
Commercial and financial letters of credit	4,578	5,160
Total off-balance sheet commitments	$284,563	$250,919

Capital

Shareholders’ equity increased by approximately $2.4 million, or 2.3%, to $109.0 million at March 31, 2018 compared to $106.6 million at December 31, 2017. Net income for the three month period ended March 31, 2018 added $2.7 million to shareholders’ equity. Additionally, stock-based compensation expense of $65,000, options exercised of $172,000, and employee stock purchases of $17,000 during the three months ended March 31, 2018, were other major contributors to the increase. These increases were partially offset by $382,000 in cash dividends on common stock and $139,000 in after-tax net unrealized losses on securities available for sale. During the three months ended March 31, 2018, the Company repurchased no shares under its share repurchase program.

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

As of March 31, 2018, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at March 31, 2018 and December 31, 2017, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of March 31, 2018
Common Equity Tier 1 Capital to Risk Weighted Assets	9.73%	10.66%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.88%	9.74%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	9.73%	10.66%	6.00%	8.00%
Total Capital to Risk Weighted Assets	11.96%	11.83%	8.00%	10.00%

As of December 31, 2017
Common Equity Tier 1 Capital to Risk Weighted Assets	9.68%	10.66%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.85%	9.76%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	9.68%	10.66%	6.00%	8.00%
Total Capital to Risk Weighted Assets	11.93%	11.82%	8.00%	10.00%
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

Effective January 1, 2018, the capital levels required for the Company and the Bank to avoid the limitations on capital distributions and discretionary bonuses were as follows:

i.	a common equity Tier 1 capital ratio of 6.375%;

ii.	a Tier 1 Risk based capital ratio of 7.875%; and

iii.	a Total Risk based capital ratio of 9.875%.

As of March 31, 2018, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2018, no shares were repurchased under the Company’s share repurchase program. In December 2017, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018.

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

TWO RIVER BANCORP

Date:	May 9, 2018	By:	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)