Form 10-Q
period 2018-06-30
TWO RIVER BANCORP
filed 2018-08-08
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 6, 2018, there were 8,557,798 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$16,839	$29,575
Interest-bearing deposits in bank	7,443	18,644
Cash and cash equivalents	24,282	48,219

Securities available for sale	28,174	28,684
Securities held to maturity (fair value of $57,787 and $58,549 at June 30, 2018 and December 31, 2017, respectively)	57,953	58,002
Equity securities (amortized cost of $2,530 and $2,503 at June 30, 2018 and December 31, 2017, respectively)	2,417	2,448
Restricted investments, at cost	5,905	5,430
Loans held for sale	2,537	2,581
Loans	890,369	850,874
Allowance for loan losses	(11,201)	(10,668)
Net loans	879,168	840,206

Bank owned life insurance	21,835	21,573
Premises and equipment, net	6,134	6,239
Accrued interest receivable	2,707	2,554
Goodwill	18,109	18,109
Other assets	6,306	5,753

Total Assets	$1,055,527	$1,039,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$166,506	$167,297
Interest-bearing	714,373	694,260
Total Deposits	880,879	861,557

Securities sold under agreements to repurchase	19,878	27,120
FHLB and other borrowings	24,500	25,800
Subordinated debt	9,905	9,888
Accrued interest payable	78	70
Other liabilities	8,940	8,792

Total Liabilities	944,180	933,227

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,867,337 and 8,782,124 at June 30, 2018 and December 31, 2017, respectively
Outstanding – 8,555,243 and 8,470,030 at June 30, 2018 and December 31, 2017, respectively	80,088	79,678
Retained earnings	34,173	29,593
Treasury stock, at cost; 312,094 shares at June 30, 2018 and December 31, 2017	(2,396)	(2,396)
Accumulated other comprehensive loss	(518)	(304)
Total Shareholders' Equity	111,347	106,571

Total Liabilities and Shareholders’ Equity	$1,055,527	$1,039,798
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2018 and 2017
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Income
Loans, including fees	$10,243	$8,733	$20,064	$17,136
Securities:
Taxable	290	235	587	468
Tax-exempt	280	279	562	564
Interest-bearing deposits	94	102	161	174
Total Interest Income	10,907	9,349	21,374	18,342
Interest Expense
Deposits	1,641	1,063	2,999	2,101
Securities sold under agreements to repurchase	15	17	29	32
FHLB and other borrowings	116	147	246	292
Subordinated debt	165	164	330	329
Total Interest Expense	1,937	1,391	3,604	2,754
Net Interest Income	8,970	7,958	17,770	15,588
Provision for Loan Losses	225	375	625	600
Net Interest Income after Provision for Loan Losses	8,745	7,583	17,145	14,988

Non-Interest Income
Service fees on deposit accounts	239	161	477	311
Mortgage banking	409	474	747	900
Other loan fees	137	122	248	214
Earnings from investment in bank owned life insurance	132	138	262	274
Gain on sale of SBA loans	387	394	718	511
Other income	192	249	354	453
Total Non-Interest Income	1,496	1,538	2,806	2,663

Non-Interest Expenses
Salaries and employee benefits	4,010	3,460	7,895	6,913
Occupancy and equipment	1,043	1,049	2,133	2,103
Professional	488	395	828	736
Insurance	64	53	121	101
FDIC insurance and assessments	123	108	246	231
Advertising	130	125	190	235
Data processing	174	125	326	255
Outside services fees	80	124	161	227
OREO expenses, impairments and sales, net	(14)	22	(15)	19
Loan workout expenses	45	139	96	166
Other operating	408	471	797	862
Total Non-Interest Expenses	6,551	6,071	12,778	11,848

Income before Income Taxes	3,690	3,050	7,173	5,803
Income tax expense	1,040	922	1,847	1,873
Net Income	$2,650	$2,128	$5,326	$3,930

Earnings Per Common Share:
Basic	$0.31	$0.25	$0.63	$0.47
Diluted	$0.30	$0.25	$0.61	$0.45
Weighted average common shares outstanding
Basic	8,488	8,372	8,480	8,363
Diluted	8,690	8,654	8,695	8,642
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2018 and 2017
(in thousands)

	Three Months Ended
	June 30,
	2018	2017
Net income	$2,650	$2,128
Other comprehensive (loss) income:

Unrealized holdings (losses)/gains on securities available for sale, net of income tax (benefit)/expense 2018: ($20), 2017: $82	(55)	126

Other comprehensive (loss) income:	(55)	126

Total comprehensive income	$2,595	$2,254

	Six Months Ended
	June 30,
	2018	2017
Net income	$5,326	$3,930
Other comprehensive (loss) income:

Unrealized holdings (loss)/gains on securities available for sale, net of income tax (benefit)/expense 2018: ($74); 2017: $126	(194)	195

Other comprehensive (loss) income:	(194)	195

Total comprehensive income	$5,132	$4,125

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2018 and 2017
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2018	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571
Net income	—	—	5,326	—	—	5,326
Other comprehensive loss	—	—	—	—	(194)	(194)
Stock-based compensation expense	—	140	—	—	—	140
Cash dividends on common stock ($0.045 per share)	—	—	(766)	—	—	(766)
Options exercised	64,496	238	—	—	—	238
AOCI reclassification related to Tax Reform	—	—	59	—	(59)	—
AOCI reclassification due to adoption of ASU 2016-01	—	—	(39)	—	39	—
Employee stock purchase program	1,817	32	—	—	—	32
Restricted stock and other awards	19,400	—	—	—	—	—
Shares forfeited	(500)	—	—	—	—	—
Balance, June 30, 2018	8,555,243	$80,088	$34,173	$(2,396)	$(518)	$111,347

Balance, January 1, 2017	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716
Net income	—	—	3,930	—	—	3,930
Common stock dividend – adjustment	(1,069)	—	—	—	—	—
Other comprehensive income	—	—	—	—	195	195
Stock-based compensation expense	—	144	—	—	—	144
Cash dividends on common stock ($0.08 per share)	—	—	(655)	—	—	(655)
Options exercised	41,339	161	—	—	—	161
Restricted stock and other awards	21,018	—	—	—	—	—
Employee stock purchase program	2,041	33	—	—	—	33
Balance, June 30, 2017	8,428,771	$79,394	$27,722	$(2,396)	$(196)	$104,524

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash Flows From Operating Activities
Net income	$5,326	$3,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	374
Provision for loan losses	625	600
Amortization of subordinated debt issuance costs	17	16
Net amortization of securities premiums and discounts	384	420
Earnings from investment in bank owned life insurance	(262)	(274)
Proceeds from sale of mortgage loans held for sale	27,085	37,486
Origination of mortgage loans held for sale	(26,584)	(36,928)
Gain on sale of mortgage loans held for sale	(451)	(662)
Gain on sale of loans transferred from held for investment to held for sale	(200)	(177)
OREO writedown	—	26
Stock-based compensation expense	140	144
Proceeds from sale of SBA loans held for sale	1,798	5,116
Origination of SBA loans held for sale	(1,086)	(6,750)
Gain from sale of SBA loans held for sale	(718)	(511)
Unrealized loss on CRA Mutual Fund	58	—
Increase in assets:
Accrued interest receivable	(153)	(103)
Other assets	(566)	(290)
Increase (decrease) in liabilities:
Accrued interest payable	8	(6)
Other liabilities	148	4
Net Cash Provided by Operating Activities	5,895	2,415
Cash Flows From Investing Activities
Purchase of securities available for sale	(4,245)	—
Purchase of securities held to maturity	(1,958)	(634)
Proceeds from repayments, calls and maturities of securities available for sale	4,388	2,993
Proceeds from repayments, calls and maturities of securities held to maturity	1,782	2,501
Proceeds from sale of loans transferred from held for investment to held for sale	10,030	8,357
Net increase in loans	(49,417)	(50,208)
Purchases of premises and equipment	(221)	(927)
Purchase of restricted investments, net	(475)	(481)
Net Cash Used In Investing Activities	(40,116)	(38,399)
Cash Flows From Financing Activities
Net increase in deposits	19,322	34,158
Net (decrease) increase in securities sold under agreements to repurchase	(7,242)	5,908
Repayment of FHLB and other borrowings	(1,300)	(1,000)
Cash dividends paid – common stock	(766)	(655)
Proceeds from employee stock purchase plan	32	33
Proceeds from exercise of stock options	238	161
Net Cash Provided by Financing Activities	10,284	38,605
Net (Decrease) Increase in Cash and Cash Equivalents	(23,937)	2,621
Cash and Cash Equivalents – Beginning	48,219	42,077
Cash and Cash Equivalents - Ending	$24,282	$44,698

Supplementary cash flow information:
Interest paid	$3,596	$2,760
Income taxes paid	$2,129	$2,650
Supplemental schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$9,830	$8,180
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “2017 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

Because the ASU does not apply to revenue associated with financial instruments (including loans and securities), the Company concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with financial instruments (such as interest income, interest expense and securities gains). The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and interchange income to be within the scope of the standard. The Company has also completed its review of the related contracts and its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). The Company's overall assessment indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams. Based on its evaluation, the Company determined that the classification of certain debit card interchange costs should change (i.e. costs previously recorded as expenses are now recorded as contra-revenue). The Company adopted this ASU on January 1, 2018, on a modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit card interchange costs noted above. See Note 3, Revenue Recognition,

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

for more information. The adoption of this ASU, as discussed above, did not have a significant impact to the Company's financial condition, results of operations and consolidated financial statements.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, that clarifies the guidance in ASU 2016-01. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; provides for a practicability exception election for equity investments without readily determinable fair values; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for nonpublic business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company completed its evaluation of the provisions of ASU 2016-01 and determined that the CRA Mutual Fund falls under ASU 2016-01. The Company adopted this ASU effective January 1, 2018 and the impact amounted to a cumulative effect adjustment of $39,000, net of tax, as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, for the three and six months ended June 30, 2018, an unrealized loss of $18,000 and $58,000, respectively, was recorded in Other Income (see Note 6, Securities, for more information). In connection with the adoption of this ASU, the Company elected the practicability exception to fair value measurement for the Solomon Hess SBA Loan Fund, which does not have a readily determinable fair value. Under the practicability exception, the Fund is measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of identical or similar investment of the same issuer. Additionally, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion, as required in ASC 820. The guidance was applied on a prospective approach resulting in prior periods no longer being comparable (see Note 13, Fair Value Measurements).

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

ASU 2017-09: In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation, Scope of Modification Accounting. This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. The Company adopted this ASU and the impact is not material on the financial statements.

ASU 2018-02: In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. The Company adopted ASU 2018-02 effective January 1, 2018, and the impact amounted to $59,000 as a reclassification from accumulated other comprehensive loss to retained earnings.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, three and six months ended June 30, 2018 and 2017.

NOTE 3 - REVENUE RECOGNITION (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)		(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on Deposit Accounts	$239	$161	$477	$311
Other income	145	185	278	354
Non-Interest Income (in-scope of Topic 606)	384	346	755	665
Non-Interest Income (out-of-scope of Topic 606)	1,112	1,192	2,051	1,998
Total Non-Interest Income	$1,496	$1,538	$2,806	$2,663

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Net income	$2,650	$2,128	$5,326	$3,930

Weighted average common shares outstanding – Basic	8,488	8,372	8,480	8,363
Effect of dilutive securities, stock options and restricted stock	202	282	215	279

Weighted average common shares outstanding – Diluted	8,690	8,654	8,695	8,642

Basic earnings per common share	$0.31	$0.25	$0.63	$0.47

Diluted earnings per common share	$0.30	$0.25	$0.61	$0.45

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and six months ended June 30, 2018 and 2017.

 NOTE 6 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2018:

Securities available for sale:
U.S. Government agency securities	$12,494	$2	$(167)	$12,329
Municipal securities	490	1	—	491
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	7,263	1	(238)	7,026
U.S. Government collateralized residential mortgage obligations	6,639	3	(268)	6,374
Corporate debt securities, primarily financial institutions	1,999	4	(49)	1,954

Total securities available for sale	$28,885	$11	$(722)	$28,174

Total equity securities	$2,530	$—	$(113)	$2,417

Securities held to maturity:
Municipal securities	$46,095	$385	$(116)	$46,364
GSE – Residential mortgage-backed securities	8,041	—	(289)	7,752
U.S. Government collateralized residential mortgage obligations	1,991	—	(66)	1,925
Corporate debt securities, primarily financial institutions	1,826	—	(80)	1,746

Total securities held to maturity	$57,953	$385	$(551)	$57,787

NOTE 6 – SECURITIES (Continued)

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2017:

Securities available for sale:
U.S. Government agency securities	$10,105	$—	$(48)	$10,057
Municipal securities	494	1	—	495
GSE – residential mortgage-backed securities	8,362	—	(143)	8,219
U.S. Government collateralized residential mortgage obligations	7,672	1	(191)	7,482
Corporate debt securities, primarily financial institutions	2,494	9	(72)	2,431

Total securities available for sale	$29,127	$11	$(454)	$28,684

Total equity securities	$2,503	$—	$(55)	$2,448

Securities held to maturity:
Municipal securities	$46,614	$812	$(20)	$47,406
GSE – residential mortgage-backed securities	7,339	—	(98)	7,241
U.S. Government collateralized residential mortgage obligations	2,224	—	(46)	2,178
Corporate debt securities, primarily financial institutions	1,825	—	(101)	1,724

Total securities held to maturity	$58,002	$812	$(265)	$58,549

The amortized cost and fair value of the Company’s debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—	$14,391	$14,428
Due in one year through five years	8,772	8,703	1,508	1,531
Due in five years through ten years	792	781	8,370	8,367
Due after ten years	5,419	5,290	23,652	23,784

Sub-total	14,983	14,774	47,921	48,110

GSE – residential mortgage-backed securities	7,263	7,026	8,041	7,752
U.S. Government collateralized residential mortgage obligations	6,639	6,374	1,991	1,925

Total	$28,885	$28,174	$57,953	$57,787

The Company had no security sales for the three and six months ended June 30, 2018 or 2017.

NOTE 6 – SECURITIES (Continued)

Investment securities with a carrying value of $34.1 million and $34.6 million at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018:	(In Thousands)

U.S. Government agency securities	$10,276	$(154)	$766	$(13)	$11,042	$(167)
Municipal securities	11,639	(116)	—	—	11,639	(116)
GSE – residential mortgage-backed securities	4,352	(120)	10,239	(407)	14,591	(527)
U.S. Government collateralized residential mortgage obligations	1,601	(44)	6,434	(290)	8,035	(334)
Corporate debt securities, primarily financial institutions	492	(6)	2,204	(123)	2,696	(129)
Total temporarily impaired securities	$28,360	$(440)	$19,643	$(833)	$48,003	$(1,273)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:	(In Thousands)

U.S. Government agency securities	$8,229	$(46)	$1,766	$(2)	$9,995	$(48)
Municipal securities	14,170	(20)	—	—	14,170	(20)
GSE – residential mortgage-backed securities	6,302	(66)	9,123	(175)	15,425	(241)
U.S. Government collateralized residential mortgage obligations	1,806	(20)	7,500	(217)	9,306	(237)
Corporate debt securities, primarily financial institutions	—	—	2,648	(173)	2,648	(173)
Equity securities	—	—	2,449	(55)	2,449	(55)
Total temporarily impaired securities	$30,507	$(152)	$23,486	$(622)	$53,993	$(774)

The Company had 66 securities in an unrealized loss position at June 30, 2018. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, municipals, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of June 30, 2018, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 6 – SECURITIES (Continued)

Included in corporate debt securities are three individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1to Baa2. During the second quarter of 2018, one of our trust preferred securities was called at par value. At June 30, 2018, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2018. These three securities have an amortized cost value of $2.3 million and a fair value of $2.2 million at June 30, 2018.

There were no other-than-temporary impairments recognized during the three and six months ended June 30, 2018 and 2017.

Equity securities consist solely of the Community Reinvestment Act ("CRA") Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the three and six months ended June 30, 2018, an unrealized loss of $18,000 and $58,000 respectively, was recorded in Other Income.

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential mortgage loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgages ("ARM") loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as a part of its strategy to manage interest rate risk. During the three months ended June 30, 2018 and 2017, the Company transferred $4.8 million and $3.6 million, respectively, from held for investment to held for sale. Gains from such sales were $100,000 and $86,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company transferred $9.8 million and $8.2 million, with gains from such sales of $200,000 and $177,000, respectively. Transfers from held for investment occur at the lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs. Depending on the type of loan sold, servicing may or may not be retained.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2018 and December 31, 2017, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

Commercial and industrial	$107,398	$101,371
Real estate – construction	134,520	118,094
Real estate – commercial	551,216	537,733
Real estate – residential	66,855	64,238
Consumer	31,214	30,203

	891,203	851,639
Allowance for loan losses	(11,201)	(10,668)
Unearned fees	(834)	(765)

Net Loans	$879,168	$840,206

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2018:			(In Thousands)

Commercial and industrial	$—	$—	$673	$673	$106,725	$107,398	$—
Real estate – construction	—	—	150	150	134,370	134,520	—
Real estate – commercial	—	136	156	292	550,924	551,216	—
Real estate – residential	—	—	717	717	66,138	66,855	—
Consumer	64	7	234	305	30,909	31,214	—

Total	$64	$143	$1,930	$2,137	$889,066	$891,203	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2017:			(In Thousands)

Commercial and industrial	$224	$—	$790	$1,014	$100,357	$101,371	$—
Real estate – construction	—	—	150	150	117,944	118,094	—
Real estate – commercial	146	150	219	515	537,218	537,733	—
Real estate – residential	290	—	717	1,007	63,231	64,238	—
Consumer	92	—	194	286	29,917	30,203	—

Total	$752	$150	$2,070	$2,972	$848,667	$851,639	$—

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In Thousands)

Commercial and industrial	$673	$790
Real estate – construction	150	150
Real estate – commercial	156	219
Real estate – residential	717	717
Consumer	234	194

Total	$1,930	$2,070

There were no new troubled debt restructurings ("TDRs") that occurred during the three and six months ended June 30, 2018. There were no TDRs that occured during the three months ended June 30, 2017.
The following table presents new TDR's that occurred during the six months ended June 30, 2017:

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

At June 30, 2018, TDRs totaled $6.7 million, including $5.8 million that were current and six non-accrual loans totaling $877,000. As of December 31, 2017, TDRs totaled $7.1 million, including $6.1 million that were current and seven non-accrual loans totaling $1.0 million. At both June 30, 2018 and December 31, 2017, the Company had no specific reserve against any loan relationship classified as TDR.

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2018 and 2017, respectively.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR.

The following tables summarize information in regards to both the recorded investment balance information for impaired loans by loan portfolio class at June 30, 2018 and December 31, 2017, and the average recorded investment balance information for impaired loans by loan portfolio class for the three and six months ended June 30, 2018 and 2017, respectively:

	As of June 30, 2018			For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,043	$3,043	$—	$3,099	$33	$3,150	$67
Real estate – construction	3,125	3,125	—	3,135	34	3,140	67
Real estate – commercial	276	288	—	302	1	318	3
Real estate – residential	1,083	1,083	—	1,083	4	1,084	9
Consumer	234	234	—	234	—	234	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,043	$3,043	$—	$3,099	$33	$3,150	$67
Real estate – construction	3,125	3,125	—	3,135	34	3,140	67
Real estate – commercial	276	288	—	302	1	318	3
Real estate – residential	1,083	1,083	—	1,083	4	1,084	9
Consumer	234	234	—	234	—	234	—

Total	$7,761	$7,773	$—	$7,853	$72	$7,926	$146

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2017			For the three months ended June 30, 2017		For the six months ended June 30, 2017
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,350	$3,697	$—	$4,350	$36	$4,745	$82
Real estate – construction	3,148	3,148	—	3,181	33	3,182	67
Real estate – commercial	344	344	—	1,166	10	1,181	20
Real estate – residential	1,086	1,086	—	1,111	5	1,120	9
Consumer	194	194		300	—	301	1

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,350	$3,697	$—	$4,350	$36	$4,745	$82
Real estate – construction	3,148	3,148	—	3,181	33	3,182	67
Real estate – commercial	344	344	—	1,166	10	1,181	20
Real estate – residential	1,086	1,086	—	1,111	5	1,120	9
Consumer	194	194		300	—	301	1

Total	$8,122	$8,469	$—	$10,108	$84	$10,529	$179

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
June 30, 2018:

Commercial and industrial	$104,189	$101	$3,108	$—	$107,398
Real estate – construction	128,565	4,457	1,498	—	134,520
Real estate – commercial	540,740	4,526	5,950	—	551,216
Real estate – residential	66,138	—	717	—	66,855
Consumer	30,805	—	409	—	31,214

Total	$870,437	$9,084	$11,682	$—	$891,203

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2017:

Commercial and industrial	$97,160	$796	$3,299	$116	$101,371
Real estate – construction	112,353	4,252	1,489	—	118,094
Real estate – commercial	525,951	5,681	6,101	—	537,733
Real estate – residential	63,521	—	717	—	64,238
Consumer	29,795	34	374	—	30,203

Total	$828,780	$10,763	$11,980	$116	$851,639

The following tables present the balance in the allowance for loan losses at June 30, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
June 30, 2018:

Commercial and industrial	$976	$—	$976	$107,398	$3,043	$104,355
Real estate – construction	1,572	—	1,572	134,520	3,125	131,395
Real estate – commercial	7,515	—	7,515	551,216	276	550,940
Real estate – residential	520	—	520	66,855	1,083	65,772
Consumer	153	—	153	31,214	234	30,980
Unallocated	465	—	465	—	—	—

Total	$11,201	$—	$11,201	$891,203	$7,761	$883,442

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2017:

Commercial and industrial	$930	$—	$930	$101,371	$3,350	$98,021
Real estate – construction	1,389	—	1,389	118,094	3,148	114,946
Real estate – commercial	7,325	—	7,325	537,733	344	537,389
Real estate – residential	502	—	502	64,238	1,086	63,152
Consumer	174	—	174	30,203	194	30,009
Unallocated	348	—	348	—	—	—

Total	$10,668	$—	$10,668	$851,639	$8,122	$843,517

The following table presents the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2018 and 2017:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, April 1, 2018	$967	$1,489	$7,385	$499	$156	$466	$10,962
Charge-offs	—	—	(12)	—	—	—	(12)
Recoveries	—	—	6	—	20	—	26
Provision	9	83	136	21	(23)	(1)	225

Ending balance, June 30, 2018	$976	$1,572	$7,515	$520	$153	$465	$11,201

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total

Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(116)	—	(12)	—	—	—	(128)
Recoveries	—	3	13	—	20	—	36
Provision	162	180	189	18	(41)	117	625

Ending balance, June 30, 2018	$976	$1,572	$7,515	$520	$153	$465	$11,201

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, April 1, 2017	$874	$1,216	$6,444	$461	$232	$340	$9,567
Charge-offs	—	—	—	—	—	—	—
Recoveries	3	—	7	—	1	—	11
Provision	21	68	330	5	(61)	12	375

Ending balance, June 30, 2017	$898	$1,284	$6,781	$466	$172	$352	$9,953

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	13	8	11	—	4	—	36
Provision	289	—	455	3	(76)	(71)	600

Ending balance, June 30, 2017	$898	$1,284	$6,781	$466	$172	$352	$9,953

NOTE 8 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2018, the number of shares of Company common stock remaining and available for future issuance under the Plan is 126,469. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board. All share and per share data have been retroactively adjusted to reflect the 5% stock dividend paid on February 28, 2017 to shareholders of record as of February 9, 2017.

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

Stock Options

For the three and six months ended June 30, 2018, there were no stock options granted.

Stock-based compensation expense related to the vesting of stock options granted in prior periods was approximately $17,000 and $32,000 during the three and six month period ended June 30, 2018, as compared to $20,000 and 40,000 for the same three and six month period in 2017 and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options granted under the Plan was $84,000 as of June 30, 2018 and will be recognized over the subsequent weighted average life of 1.5 years.

The following table presents information regarding the Company’s outstanding stock options at June 30, 2018:

NOTE 8 – STOCK-BASED COMPENSATION PLANS (Continued)

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	361,507	$5.20
Options granted	—	—
Options exercised	(64,496)	3.68
Options forfeited	(3,150)	8.83
Options outstanding, June 30, 2018	293,861	$5.49	3.72	$4,005,747
Options exercisable, June 30, 2018	252,540	$4.98	3.20	$3,573,663
Option exercise price range at June 30, 2018	$2.87 to $11.21

The total intrinsic value of options exercised during the three and six months ended June 30, 2018 was $262,000 and $893,000, respectively. Cash received from such exercises was and $66,000 and $238,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2017 was $363,000 and $524,000, respectively. Cash received from such exercises was $107,000 and $161,000, respectively. Income tax benefit of $44,000 and $132,000 were recognized in the three and six months ended June 30, 2018 relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options. There was a $107,000 tax benefit recognized in the three and six months ended June 30, 2017.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $58,000 and $108,000 for the three and six month period ended June 30, 2018, as compared to $55,000 and $104,000 for the three and six month period ended June 30, 2017 and is included in salaries and employee benefits on the statement of operations. An income tax benefit of $0 and $2,000 was recognized in the three and six months ended June 30, 2018 relating to the adoption of ASU 2016-09 attributable to restricted stock awards. There was an income tax benefit of $38,000 recognized during the three and six months ended June 30, 2017.

Total unrecognized compensation cost related to restricted stock under the Plan as of June 30, 2018 was $842,000 and will be recognized over the subsequent weighted average life of 3.4 years.

The following table summarizes information about restricted stock at June 30, 2018:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2017	49,021	$14.01
Restricted stock earned	(8,816)	13.62
Granted	19,400	18.03
Awards forfeited	(500)	18.32
Unvested at June 30, 2018	59,105	$15.34

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

NOTE 9 – GUARANTEES (Continued)

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $272.2 million and $245.8 million at June 30, 2018 and December 31, 2017, respectively .

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. As of June 30, 2018 and December 31, 2017, the Company had $4.7 million and $5.2 million, respectively, of commercial and similar letters of credit. Management believes that the current amount of the liability as of June 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

NOTE 10 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at June 30, 2018 and December 31, 2017. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York ("FHLB") of approximately $37.0 million based on the current loan collateral pledged of $148.7 million at June 30, 2018.

At June 30, 2018 and December 31, 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.5 million and $25.8 million, respectively. These advances had an average interest rate of 1.90% and 1.87% at June 30, 2018 and December 31, 2017, respectively. These advances are contractually scheduled for repayment as follows:

	June 30, 2018	December 31, 2017	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$2,000	$2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$24,500	$25,800

As of June 30, 2018, the FHLB has issued $85.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

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

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of June 30, 2018 and December 31, 2017, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
June 30, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$12,293	$—	$—	$—	$12,293
GSE – residential mortgage-backed securities	4,821	—	—	—	4,821
U.S. Government collateralized residential mortgage obligations	9,289	—	—	—	9,289
Total	$26,403	$—	$—	$—	$26,403
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,878
Excess of collateral pledged over recognized liability					$6,525

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2017
Class of Collateral Pledged:
U.S. Government agency securities	$9,995	$—	$—	$—	$9,995
GSE – residential mortgage-backed securities	5,558	—	—	—	5,558
U.S. Government collateralized residential mortgage obligations	13,440	—	—	—	13,440
Total	$28,993	$—	$—	$—	$28,993
Gross amount of recognized liabilities for repurchase agreements and securities lending					$27,120
Excess of collateral pledged over recognized liability					$1,873

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 12 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at June 30, 2018 and December 31, 2017, respectively, which includes $95,000 and $112,000, respectively, of remaining unamortized debt issuance costs at June 30, 2018 and December 31, 2017. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2018:

Securities available for sale:
U.S. Government agency securities	$—	$12,329	$—	$12,329
Municipal securities	—	491	—	491
GSE – residential mortgage-backed securities	—	7,026	—	7,026
U.S. Government collateralized residential mortgage obligations	—	6,374	—	6,374
Corporate debt securities, primarily financial institutions	—	1,954	—	1,954

Total securities available for sale	$—	$28,174	$—	$28,174

Total equity securities	$2,417	$—	$—	$2,417

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2017:

Securities available for sale:
U.S. Government agency securities	$—	$10,057	$—	$10,057
Municipal securities	—	495	—	495
GSE – residential mortgage-backed securities	—	8,219	—	8,219
U.S. Government collateralized residential mortgage obligations	—	7,482	—	7,482
Corporate debt securities, primarily financial institutions	—	2,431	—	2,431

Total securities available for sale	$—	$28,684	$—	$28,684

Total equity securities	$2,448	$—	$—	$2,448

As of June 30, 2018 and December 31, 2017, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

There were no assets measured at fair value on a non-recurring basis at June 30, 2018. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)

At December 31, 2017:
Impaired loans, net of partial charge-offs	$—	$—	$116	$116

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2018 and 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At June 30, 2018 and December 31, 2017, there were no loans that received a discount. At June 30, 2018 and December 31, 2017, there were no liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2018 and December 31, 2017, the Company had no properties held in OREO. At June 30, 2018 and December 31, 2017, the Company initiated foreclosure proceedings on three residential mortgage loan secured by real estate in the amount of $895,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). See Note 6, Securities, for more information regarding the CRA Mutual Fund. At June 30, 2018 and December 31, 2017, there were no Level 3 securities.

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

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at June 30, 2018 and December 31, 2017, applies a 2.04% and 4.56% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at June 30, 2018 and December 31, 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at June 30, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$24,282	$24,282	$24,282	$—	$—
Securities available for sale	28,174	28,174	—	28,174	—
Securities held to maturity	57,593	57,787	—	57,787	—
Equity securities	2,417	2,417	2,417	—	—
Restricted investments	5,905	5,905	—	—	5,905
Loans held for sale	2,537	2,654	—	—	2,654
Loans receivable, net (1)	879,168	860,750	—	—	860,750
Accrued interest receivable	2,707	2,707	—	734	1,973

Financial liabilities:
Deposits	880,879	878,263	—	878,263	—
Securities sold under agreements to repurchase	19,878	19,878	—	19,878	—
FHLB and other borrowings	24,500	23,777	—	23,777	—
Subordinated debt	9,905	10,290	—	10,290	—
Accrued interest payable	78	78	—	78	—

	Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$48,219	$48,219	$48,219	$—	$—
Securities available for sale	28,684	28,684	—	28,684	—
Securities held to maturity	58,002	58,549	—	58,549	—
Equity securities	2,448	2,448	2,448	—	—
Restricted investments	5,430	5,430	—	—	5,430
Loans held for sale	2,581	2,738	—	—	2,738
Loans receivable, net (1)	840,206	841,477	—	—	841,477
Accrued interest receivable	2,554	2,554	—	638	1,916

Financial liabilities:
Deposits	861,557	860,129	—	860,129	—
Securities sold under agreements to repurchase	27,120	27,120	—	27,120	—
FHLB and other borrowings	25,800	25,382	—	25,382	—
Subordinated debt	9,888	9,812	—	9,812	—
Accrued interest payable	70	70	—	70	—
(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of June 30, 2018 were measured using an exit price notion. The fair value of loans at December 31, 2017 were measured using an exit price notion.

NOTE 14 – SHAREHOLDERS’ EQUITY

On December 14, 2017, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018. During the three and six months ended June 30, 2018, the Company did not repurchase any shares of its common stock.

NOTE 15 – SUBSEQUENT EVENT

On July 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.055 per share to common shareholders of record at the close of business on August 10, 2018, payable on August 29, 2018.

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

Overview

The Company reported net income of $2.65 million, or $0.30 per diluted share, for the second quarter of 2018, compared to $2.13 million, or $0.25 per diluted share, for the same period in 2017, an increase of $522,000, or 24.5%. The increase was primarily due to higher net interest income and a lower loan loss provision coupled with a lower Federal corporate income tax rate. These positives were partially offset by higher non-interest expense and an increase in the New Jersey state income tax expense, as discussed below.

On July 1, 2018, New Jersey enacted Assembly Bill No. 4202 to make several changes to the New Jersey Corporation Business Tax (CBT), most notably establishing a temporary CBT surtax, effectively increasing the current CBT tax rate of 9% to 11.5%, retroactive to January 1, 2018. The CBT surtax will reduce to 1.5% from 2.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. As a result of this increase, the Company recorded six months of additional state income tax expense in the second quarter of 2018 of $137,000, or $0.02 per diluted share.

The annualized return on average assets was 1.00% for the three months ended June 30, 2018 as compared to 0.87% for the same period in 2017. The annualized return on average shareholders’ equity was 9.67% for the three months ended June 30, 2018 as compared to 8.26% for the same period in 2017. Book value and tangible book value per common share rose to $13.02 and $10.90, respectively, at June 30, 2018 as compared to $12.40 and $10.25, respectively, at June 30, 2017, as disclosed in the Non-GAAP Financial Measures table. All share and per share data for all referenced reporting periods have been adjusted for the 5% stock dividend paid on February 28, 2017.

Net interest income increased by $1.01 million, or 12.7%, for the quarter ended June 30, 2018 from the same period in 2017. Average interest-earning assets totaled $1.001 billion, an increase of $87.4 million, or 9.6%, from the quarter ended June 30, 2017, primarily due to an increase in average loans. The Company reported a net interest margin of 3.59% for the quarter ended June 30, 2018, an increase of 10 basis points when compared to the 3.49% reported for the quarter ended June 30, 2017, but a slight decrease of 4 basis points when compared to the 3.63% for the quarter ended March 31, 2018 . The increase from the second quarter of 2017 was the result of higher yielding interest-earning assets as excess cash on hand was re-deployed into higher yielding loans.

The Company recorded a provision for loan losses of $225,000 for the three months ended June 30, 2018 as compared to $375,000 for the corresponding 2017 period. The majority of the second quarter 2017 provision was to support the Company's strong loan growth. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended June 30, 2018 totaled $1.50 million, a decrease of $42,000, or 2.7%, compared to the same period in 2017. This decrease was largely the result of lower residential mortgage banking revenues, partially offset by higher other loan fees, primarily due to loan prepayment fees, and service fees on deposit accounts, mainly due to a realignment of fees on various deposit products.

Non-interest expense for the quarter ended June 30, 2018 totaled $6.55 million, an increase of $480,000, or 7.9%, compared to the same period in 2017, largely due to higher salaries and benefits resulting from annual merit increases, along with new hires in the lending and deposit teams, and higher data processing expenses.

Total assets at June 30, 2018 were $1.056 billion, an increase of 1.5% from $1.040 billion at December 31, 2017. Total loans at June 30, 2018 were $890.4 million, an increase of $39.5 million, or 4.6%, from the $850.9 million recorded at December 31, 2017. Total deposits were $880.9 million at June 30, 2018, an increase of $19.3 million, or 2.2%, from the $861.6 million at December 31, 2017. Core checking deposits at June 30, 2018 decreased $35.1 million, or 8.8%, to $364.9 million from $400.0 million at year-end 2017, while savings accounts, money market deposits and time deposits increased $54.4 million, or 11.8%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At June 30, 2018, the Company’s allowance for loan losses was $11.2 million, an increase from the $10.7 million at December 31, 2017. The allowance for loan losses as a percentage of total loans at June 30, 2018 was 1.26%, compared to 1.25% at December 31, 2017. Non-performing assets at June 30, 2018 as a percentage of total assets was 0.18% compared to 0.20% at December 31, 2017 and 0.32% at June 30, 2017. Non-performing assets were $1.9 million at June 30, 2018 compared to $2.1 million and $3.2 million at December 31, 2017 and June 30, 2017, respectively.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Return on average assets	1.00%	0.87%	1.02%	0.81%
Return on average tangible assets (1)	1.02%	0.88%	1.04%	0.83%
Return on average shareholders' equity	9.67%	8.26%	9.87%	7.73%
Return on average tangible shareholders' equity (1)	11.57%	10.01%	11.84%	9.39%
Net interest margin	3.59%	3.49%	3.61%	3.47%
Average equity to average assets	10.33%	10.49%	10.31%	10.53%
Average tangible equity to average tangible assets (1)	8.78%	8.82%	8.74%	8.84%

(1) See Non-GAAP Financial Measures table

Use of Non-GAAP Financial Measures

The following table contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are "book value per common share", "tangible book value per common share", "return on average tangible assets", "return on average tangible equity" and "average tangible equity to average tangible assets." This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

(in thousands except per share data and percentages)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total shareholders' equity	$111,347	$104,524	$111,347	$104,524
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,109)	(18,109)
Tangible common shareholders’ equity	$93,238	$86,415	$93,238	$86,415

Common shares outstanding (in thousands)	8,555	8,429	8,555	8,429
Book value per common share	$13.02	$12.40	$13.02	$12.40

Book value per common share	$13.02	$12.40	$13.02	$12.40
Effect of intangible assets	(2.12)	(2.15)	(2.12)	(2.15)
Tangible book value per common share	$10.90	$10.25	$10.90	$10.25

Return on average assets	1.00%	0.87%	1.02%	0.81%
Effect of intangible assets	0.02%	0.01%	0.02%	0.02%
Return on average tangible assets	1.02%	0.88%	1.04%	0.83%

Return on average equity	9.67%	8.26%	9.87%	7.73%
Effect of average intangible assets	1.90%	1.75%	1.97%	1.66%
Return on average tangible equity	11.57%	10.01%	11.84%	9.39%

Average equity to average assets	10.33%	10.49%	10.31%	10.53%
Effect of average intangible assets	(1.55)%	(1.67)%	(1.57)%	(1.69)%
Average tangible equity to average tangible assets	8.78%	8.82%	8.74%	8.84%

Three months ended June 30, 2018 compared to June 30, 2017

Net Interest Income

Net interest income for the quarter ended June 30, 2018 totaled $8.97 million, an increase of $1.01 million, or 12.7%, compared to $7.96 million for the corresponding period in 2017. This increase was largely due to an increase of $87.4 million, or 9.6%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a combination of a higher level of average deposits and excess cash on hand. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $24.7 million, or 6.8%. These positives contributed to the 10 basis point increase in our net interest margin.

The net interest margin and net interest spread increased to 3.59% and 3.37%, respectively, for the three month period ended June 30, 2018, from 3.49% and 3.31%, respectively, for the same prior year period, primarily resulting from increases in higher yielding interest-earning assets coupled with a higher level of average core checking deposits and lower interest-bearing deposits in banks.

Total interest income for the three months ended June 30, 2018 increased by $1.6 million, or 16.7%. The increase in interest income was primarily due to a volume related increase in interest income of $1.14 million, combined with a rate related increase in interest income of $421,000 for the second quarter of 2018 as compared to the same prior year period.

Interest and fees on loans increased $1.51 million, to $10.2 million for the three months ended June 30, 2018 compared to $8.7 million for the corresponding period in 2017. Volume related increases of $1.18 million were combined with rate related increases of $333,000. The average balance of the loan portfolio for the three months ended June 30, 2018 increased by $104.9 million, or 13.5%, to $884.5 million from $779.5 million for the corresponding period in 2017. The average annualized yield on the loan portfolio was 4.64% for the quarter ended June 30, 2018 compared to 4.49% for the quarter ended June 30, 2017. Additionally, the average balance of total non-accrual loans, which amounted to $1.9 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $570,000 for the three months ended June 30, 2018 compared to $514,000 for the three months ended June 30, 2017, an increase of $56,000, or 10.9%. For the three months ended June 30, 2018, investment securities had an average balance of $95.8 million with an average annualized yield of 2.38% compared to an average balance of $94.1 million with an average annualized yield of 2.18% for the three months ended June 30, 2017.

Interest income on interest-bearing deposits was $94,000 for the three months ended June 30, 2018, representing a decrease of $8,000, or 7.8%, from $102,000 for the three months ended June 30, 2017. For the three months ended June 30, 2018, interest-bearing deposits had an average balance of $21.2 million and an average annualized yield of 1.78% as compared to an average balance of $40.4 million and an average annualized yield of 1.01% for the same period in 2017. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $1.9 million for the three months ended June 30, 2018 compared to $1.4 million for the corresponding period in 2017, an increase of $546,000, or 39.3%. This increase in interest expense was comprised of a $232,000 volume related increase as well as a $314,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities was $780.7 million for the three months ended June 30, 2018 compared to $710.6 million for the same period last year, an increase of $70.0 million, or 9.9%. Average NOW accounts increased $22.5 million from $197.9 million with an average annualized rate of 0.47% during the second quarter of 2017, to $220.4 million with an average annualized rate of 0.56% during the second quarter of 2018. Average savings accounts increased $2.5 million from $259.9 million with an average annualized rate of 0.52% during the second quarter of 2017, to $262.4 million with an average annualized rate of 0.76% during the second quarter of 2018. Average money market deposits also experienced a decrease of $10.4 million over this same period while the average annualized rate increased to 0.17% from 0.16%. Average time deposits increased by $57.7 million, or 43.9%, to $188.9 million over this same period. During the second quarter of 2018, our average demand deposits totaled $165.4 million, an increase of $2.2 million, or 1.4%, over the same period last year. For the three months ended June 30, 2018, the average annualized cost for all interest-bearing liabilities was 1.00%, compared to 0.79% for the three months ended June 30, 2017.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2018 were $21.2 million, with an average interest rate of 0.28%, compared to $23.6 million, with an average interest rate of 0.29%, for the second quarter of 2017.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2018 and 2017 was $24.5 million and $24.3 million, respectively, with an average interest rate of 1.90% and 2.43%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at June 30, 2018, which includes $95,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$21,206	$94	1.78%	$40,442	$102	1.01%
Investment securities	95,801	570	2.38%	94,123	514	2.18%
Loans, net of unearned fees (1) (2)	884,450	10,243	4.64%	779,508	8,733	4.49%

Total Interest-Earning Assets	1,001,457	10,907	4.37%	914,073	9,349	4.01%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,108)			(9,698)
All other assets	74,616			80,633

Total Assets	$1,064,965			$985,008

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$220,421	306	0.56%	$197,949	231	0.47%
Savings deposits	262,379	494	0.76%	259,860	336	0.52%
Money market deposits	53,393	23	0.17%	63,841	26	0.16%
Time deposits	188,862	818	1.74%	131,209	470	1.44%
Securities sold under agreements to repurchase	21,190	15	0.28%	23,577	17	0.29%
FHLB and other borrowings	24,503	116	1.90%	24,303	147	2.43%
Subordinated debt	9,902	165	6.67%	9,868	164	6.65%

Total Interest-Bearing Liabilities	780,650	1,937	1.00%	710,607	1,391	0.79%

Non-Interest-Bearing Liabilities:
Demand deposits	165,416			163,198
Other liabilities	8,925			7,854

Total Non-Interest-Bearing Liabilities	174,341			171,052

Shareholders' Equity	109,974			103,349

Total Liabilities and Stockholders' Equity	$1,064,965			$985,008

NET INTEREST INCOME		$8,970			$7,958

NET INTEREST SPREAD (3)			3.37%			3.31%

NET INTEREST MARGIN (4)			3.59%			3.49%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$19,679	$161	1.65%	$39,359	$174	0.89%
Investment securities	96,708	1,149	2.38%	95,072	1,032	2.17%
Loans, net of unearned fees (1) (2)	876,541	20,064	4.62%	770,860	17,136	4.48%

Total Interest-Earning Assets	992,928	21,374	4.34%	905,291	18,342	4.09%

Non-Interest-Earning Assets:
Allowance for loan losses	(10,974)			(9,671)
All other assets	73,756			78,119

Total Assets	$1,055,710			$973,739

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$228,502	616	0.54%	$194,943	443	0.46%
Savings deposits	255,471	848	0.67%	258,189	663	0.52%
Money market deposits	55,857	48	0.17%	62,760	52	0.17%
Time deposits	178,651	1,487	1.68%	133,827	943	1.42%
Securities sold under agreements to repurchase	20,417	29	0.29%	21,488	32	0.30%
FHLB and other borrowings	26,349	246	1.88%	24,374	292	2.42%
Subordinated debt	9,898	330	6.67%	9,864	329	6.67%

Total Interest-Bearing Liabilities	775,145	3,604	0.94%	705,445	2,754	0.79%

Non-Interest-Bearing Liabilities:
Demand deposits	162,753			158,219
Other liabilities	8,981			7,522

Total Non-Interest-Bearing Liabilities	171,734			165,741

Shareholders' Equity	108,831			102,553

Total Liabilities and Shareholders' Equity	$1,055,710			$973,739

NET INTEREST INCOME		$17,770			$15,588

NET INTEREST SPREAD (3)			3.40%			3.30%

NET INTEREST MARGIN (4)			3.61%			3.47%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$(49)	$41	$(8)	$(87)	$74	$(13)
Investment securities	9	47	56	18	99	117
Loans, net of unearned fees	1,177	333	1,510	2,348	580	2,928

Total Interest Income	1,137	421	1,558	2,279	753	3,032

Interest Paid On:
NOW deposits	26	49	75	76	97	173
Savings deposits	3	155	158	(7)	192	185
Money market deposits	(4)	1	(3)	(6)	2	(4)
Time deposits	207	141	348	316	228	544
Securities sold under agreements to repurchase	(2)	—	(2)	(2)	(1)	(3)
FHLB and other borrowings	1	(32)	(31)	24	(70)	(46)
Subordinated debt	1	—	1	1	—	1

Total Interest Expense	232	314	546	402	448	850

Net Interest Income	$905	$107	$1,012	$1,877	$305	$2,182

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the second quarter of 2018, a provision for loan losses of $225,000 was expensed as compared to $375,000 for the corresponding 2017 period. The majority of the second quarter of 2018 and 2017 provision was to support the Company's strong loan growth. The Company had $14,000 and $11,000 in net loan recoveries during the three months ended June 30, 2018 and 2017, respectively.The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.2 million, or 1.26% of total loans at June 30, 2018, as compared to $10.7 million, or 1.25% at December 31, 2017.

In management’s opinion, the level of allowance for loan losses, totaling $11.2 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2018, non-interest income amounted to $1.50 million as compared to $1.54 million, a decrease of $42,000, or 2.7%, from the corresponding period in 2017. This decrease was primarily the result of lower residential mortgage banking revenues, partially offset by higher other loan fees, primarily due to loan prepayment fees, and service fees on deposit accounts resulting from a realignment of fees and various products. Additionally, other income declined by $57,000, or 22.9%, primarily due to the reclassification of $51,000 in debit card interchange expenses recorded as contra-revenue due to the adoption of ASU 2014-09 in 2018, as well as the recognition of a $19,000 unrealized loss related to the CRA Mutual Fund due to the adoption of ASU 2016-01 in 2018.

Non-Interest Expenses

Non-interest expenses for the three months ended June 30, 2018 increased $480,000, or 7.9%, to $6.55 million compared to $6.07 million for the three months ended June 30, 2017. This increase was primarily due to higher salaries and benefits resulting from annual merit increases, along with new hires in the lending and deposit teams, and higher data processing expenses.

Income Taxes

The Company recorded income tax expense of $1.04 million for the three months ended June 30, 2018 compared to $922,000 for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 and 2017 was 28.2% and 30.2%, respectively. Income tax expense for the three months ended June 30, 2018 included $137,000, or $0.02 per diluted share, of additional income tax expense due to New Jersey's newly enacted CBT surtax, for which the Company recorded six months of retroactive state income tax expense in the second quarter of 2018. Additionally, a $43,000 benefit was recorded in the second quarter of 2018 compared to $145,000 in the same period relating to the accounting treatment of equity-based compensation.

Six Months Ended June 30, 2018 compared to June 30, 2017

Net Interest Income

Net interest income for the six months ended June 30, 2018 totaled $17.8 million, an increase of $2.2 million, or 14.0%, compared to $15.6 million for the corresponding period in 2017. This increase was largely due to an increase of $87.6 million, or 9.7%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a higher level of average deposits. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $38.1 million, or 10.8%. These positives were partially offset by the 14 basis point increase in our net interest margin.

The net interest margin and net interest spread increased to 3.61% and 3.40%, respectively, for the six month period ended June 30, 2018, from 3.47% and 3.30%, respectively, for the same prior year period, primarily resulting from higher yielding interest-earning assets.

Total interest income for the six months ended June 30, 2018 increased by $3.0 million, or 16.5%. The increase in interest income was primarily due to a volume related increase in interest income of $2.3 million, combined with a rate related increase in interest income of $753,000 for the first six months of 2018 as compared to the same prior year period.

Interest and fees on loans increased $2.9 million, to $20.1 million for the six months ended June 30, 2018 compared to $17.1 million for the corresponding period in 2017. Volume related increases of $2.3 million were combined with rate related increases of $580,000. The average balance of the loan portfolio for the six months ended June 30, 2018 increased by $105.7 million, or 13.7%, to $876.5 million from $770.8 million for the corresponding period in 2017. The average annualized yield on the loan portfolio was 4.62% for the six months ended June 30, 2018 compared to 4.48% for the six months ended June 30, 2017. Additionally, the average balance of total non-accrual loans, which amounted to $1.9 million and $1.8 million for the six months ended June 30, 2018 and 2017 respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.1 million for the six months ended June 30, 2018 compared to $1.0 million for the six months ended June 30, 2017, an increase of $117,000, or 11.3%. For the six months ended June 30, 2018, investment securities had an average balance of $96.7 million with an average annualized yield of 2.38% compared to an average balance of $95.1 million with an average annualized yield of 2.17% for the six months ended June 30, 2017.

Interest income on interest-bearing deposits was $161,000 for the six months ended June 30, 2018, representing a decrease of $13,000, or 7.5%, from $174,000 for the six months ended June 30, 2017. For the six months ended June 30, 2018, interest-bearing deposits had an average balance of $19.7 million and an average annualized yield of 1.65% as compared to an average balance of $39.4 million and an average annualized yield of 0.89% for the same period in 2017. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $3.6 million for the six months ended June 30, 2018 compared to $2.8 million for the corresponding period in 2017, an increase of $850,000, or 30.9%. This increase in interest expense was comprised of a $402,000 volume related increase as well as a $448,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $775.1 million for the six months ended June 30, 2018 from $705.4 million for the same period last year, an increase of $69.7 million, or 9.9%. Average NOW accounts increased $33.6 million from $194.9 million with an average annualized rate of 0.46% during the six months ended June 30, 2017, to $228.5 million with an average annualized rate of 0.54% during the six months ended June 30, 2018. Average time deposits increased $44.8 million from $133.8 million with an average annualized rate of 1.42% for the six months ended June 30, 2017 to $178.6 million with an average annualized rate of 1.68% for the six months ended June 30, 2018. These average balance increases were partially offset by a decrease in average money market deposits of $6.9 million over this same period while the average annualized rate remained unchanged at 0.17%. During the six months ended June 30, 2018, our average demand deposits totaled $162.8 million, an increase of $4.5 million, or 2.9%, over the same period last year. For the six months ended June 30, 2018 and 2017, the average annualized cost for all interest-bearing liabilities was 0.94% compared to 0.79%, respectively.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2018 were $20.4 million, with an average interest rate of 0.29%, compared to $21.5 million, with an average interest rate of 0.30%, for the six months ended June 30, 2017.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2018 and 2017 was $26.3 million and $24.4 million, with an average interest rate of 1.88% and 2.42%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at June 30, 2018, which includes $95,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%

Provision for Loan Losses

There was a $625,000 provision for loan losses reported for the six months ended June 30, 2018 as compared to a $600,000 provision for the corresponding 2017 period. The Company had $92,000 in net loan charge-offs during the first six months of 2018, compared to $212,000 in net loan charge-offs in the same period last year. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.2 million, or 1.26% of total loans at June 30, 2018, as compared to $10.7 million, or 1.25% at December 31, 2017.

In management’s opinion, the level of allowance for loan losses, totaling $11.2 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies as well as general market and economic conditions.

Non-Interest Income

For the six months ended June 30, 2018, non-interest income amounted to $2.8 million as compared to $2.7 million, an increase of $143,000, or 5.4%, from the corresponding period in 2017. This increase was largely the result of higher gains from the sale of SBA loans of $207,000, or 40.5%. Service fee on deposit accounts increased $166,000, or 53.4%, mainly due to changes in our fee structure. These increases were partially offset by a decrease of $153,000, or 17.0%, in mortgage banking fees. Additionally, other income declined by $99,000, or 21.9%, primarily due to the reclassification of $96,000 in debit card interchange expenses recorded as contra-revenue due to the adoption of ASU 2014-09 in 2018, as well as the recognition of a $58,000 unrealized loss related to the CRA Mutual Fund due to the adoption of ASU 2016-01 in 2018. These losses were partially offset by an increase of $37,000 from title agency fees.

Non-Interest Expenses

Non-interest expenses for the six months ended June 30, 2018 increased $930,000, or 7.8%, to $12.8 million compared to $11.8 million for the six months ended June 30, 2017. This increase was primarily due to higher salaries and benefits of $982,000 resulting from both annual merit increases, along with new hires in the lending and deposit teams.

Income Taxes

The Company recorded income tax expense of $1.8 million for the six months ended June 30, 2018 and $1.9 million for the same period ended, 2016. The effective tax rate for the six months ended June 30, 2018 and 2017 was 25.7% and 32.3%, respectively. Income tax expense for the six months ended June 30, 2018 included $137,000, or $0.02 per diluted share, of additional income tax expense due to New Jersey's CBT surtax, for which the Company recorded six months of retroactive state income tax expense in the second quarter of 2018. Additionally, a $133,000 benefit was recorded in the six months of 2018 compared to $145,000 in the prior year relating to the accounting treatment of equity-based compensation.

FINANCIAL CONDITION
Assets

At June 30, 2018, total assets were $1.056 billion, an increase of $15.7 million, or 1.5%, from $1.040 billion at December 31, 2017. At June 30, 2018, total loans were $890.4 million, an increase of $39.5 million, or 4.6%, from the $850.9 million reported at December 31, 2017. This loan growth was funded primarily by a combination of deposit growth and excess cash on hand. Investment securities, including restricted stock, were $94.4 million at June 30, 2018 as compared to $94.6 million at December 31, 2017, a decrease of $115,000, or 0.1%. At June 30, 2018, cash and cash equivalents totaled $24.3 million compared to $48.2 million at December 31, 2017, a decrease of $23.9 million, or 49.6%. Goodwill totaled $18.1 million at both June 30, 2018 and December 31, 2017.

Liabilities

Total liabilities increased $11.0 million, or 1.2%, to $944.2 million at June 30, 2018, from $933.2 million at December 31, 2017. Total deposits increased $19.3 million, or 2.2%, to $880.9 million at June 30, 2018, from $861.6 million at December 31, 2017. FHLB and other borrowings decreased by $1.3 million over this same period while securities sold under agreement to repurchase decreased by $7.2 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $94.4 million at June 30, 2018 compared to $94.6 million at December 31, 2017, a decrease of $115,000, or 0.1%. During the six months ended June 30, 2018 and 2017, investment security purchases amounted to $6.7 million and $1.1 million, respectively, while repayments, calls and maturities amounted to $6.2 million and $5.5 million, respectively. Additionally, there were no investment security sales during the first six months of 2018 or 2017.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2018, the Company maintained $15.1 million of GSE residential mortgage-backed securities in the investment portfolio and $8.4 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of three single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Baa2. These securities have an amortized cost value of $2.3 million and a fair value of $2.2 million at June 30, 2018. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2018, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$107,398	12.1%	$101,371	11.9%
Real estate – construction	134,520	15.1%	118,094	13.9%
Real estate – commercial	551,216	61.9%	537,733	63.3%
Real estate – residential	66,855	7.5%	64,238	7.5%
Consumer	31,214	3.5%	30,203	3.5%
Unearned fees	(834)	(0.1)%	(765)	(0.1)%
Total loans	$890,369	100.0%	$850,874	100.0%

For the six months ended June 30, 2018, total loans increased by $39.5 million, or 4.6%, to $890.4 million from $850.9 million at December 31, 2017. The increase was due to growth in all sectors of the portfolio during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River, New Jersey, LPO into a new, more highly visible location that now complements our other LPO in Summit, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at June 30, 2018 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 61.9% of our total loans at June 30, 2018, down slightly from 63.3% at December 31, 2017. These loans increased $13.5 million, or 2.5%, to $551.2 million at June 30, 2018 from $537.7 million at December 31, 2017. Commercial and industrial loans increased by $6.0 million, or 5.9%, to $107.4 million at June 30, 2018 from $101.4 million at December 31, 2017. Real estate construction loans increased by $16.4 million, or 13.9%, to $134.5 million at June 30, 2018 from $118.1 million at December 31, 2017, while real estate residential loans increased $2.6 million, or 4.1%, to $66.8 million at June 30, 2018 from $64.2 million at December 31, 2017. The increase in real estate residential loans is inclusive of the sale of $9.8 million in portfolio adjustable rate mortgages during the first six months of 2018, which generated a gain of $200,000. Consumer loans grew by $1.0 million, or 3.3%, to $31.2 million at June 30, 2018 from $30.2 million at December 31, 2017.

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

At June 30, 2018, non-accrual loans decreased to $1.9 million from the $2.1 million at December 31, 2017. Our non-performing loans are primarily secured by real estate. At June 30, 2018 and December 31, 2017, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of June 30, 2018 and December 31, 2017. Total TDRs are broken out at the bottom of the table.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$673	$790
Real estate-construction	150	150
Real estate-commercial	156	219
Real estate-residential	717	717
Consumer	234	194

Total Non-Performing Loans	1,930	2,070

OREO	—	—

Total Non-Performing Assets	$1,930	$2,070

Ratios:
Non-Performing loans to total loans	0.22%	0.24%
Non-Performing assets to total assets	0.18%	0.20%

Troubled Debt Restructured Loans:
Performing	$5,831	$6,053
Non-performing (included in non-performing assets above)	877	994

Total non-performing loans decreased by $140,000 from December 31, 2017. Twelve loans comprise the $1.9 million and $2.1 million at both June 30, 2018 and December 31, 2017. At June 30, 2018, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At June 30, 2018, non-performing commercial and industrial loans from December 31, 2017, decreased by $117,000 during the six months ended June 30, 2018, primarily due to the charge-off of one loan relationship. The $673,000 is comprised of four commercial term loans.

At June 30, 2018, non-performing real estate commercial loans decreased by $63,000 from December 31, 2017, due primarily to payments.

At June 30, 2018, non-performing real estate residential loans remained unchanged at $717,000 from December 31, 2017.

At June 30, 2018, non-performing consumer loans increased by $40,000 from December 31, 2017, due to the addition of one credit.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. All of our OREO are aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values. At both June 30, 2018 and December 31, 2017, the Bank had no OREO properties.

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

As of June 30, 2018 and December 31, 2017, TDRs totaled $6.7 million and $7.0 million, respectively. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and to deleverage the Company’s exposure. The $6.7 million is comprised of $174,000 in real estate commercial loans, $3.1 million in real estate construction loans, $3.0 million in commercial and industrial, and $365,000 in real estate residential loans. All TDRs as of June 30, 2018 are collateral-dependent. The one loan relationship that was unsecured and on non-accrual was charged-off during the first quarter of 2018. Of the $6.7 million, no relationships have a specific reserve in our ALLL computation.

The $174,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate.

The $3.1 million in real estate construction loans is partially comprised of four relationships, which are currently being developed, under contract and/or amortizing, and all are accruing except for one loan for $150,000.

The $3.0 million in commercial and industrial loans are all performing, with the exception of four non-accrual loans totaling $673,000.

The $365,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At June 30, 2018, the Company had $20.8 million in loans that were risk rated as special mention, substandard, or doubtful. This $20.8 million of special mention, substandard, and doubtful loans represents a decrease of $2.1 million from the $22.9 million reported at December 31, 2017, primarily due to one credit upgraded to pass from special mention during the first quarter.

At June 30, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017.

	June 30,		December 31,
	2018	2017	2017
	(in thousands, except percentages)

Balance at beginning of year	$10,668	$9,565	$9,565
Provision charged to expense	625	600	1,530
Recoveries (charge-offs), net	(92)	(212)	(427)
Balance of allowance at end of period	$11,201	$9,953	$10,668

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.02%	0.06%	0.05%
Balance of allowance as a percent of loans at period-end	1.26%	1.25%	1.25%
Ratio of allowance to non-performing loans at period-end	580.36%	337.85%	515.36%

At June 30, 2018 and December 31, 2017, the Company’s allowance for loan losses was $11.2 million and $10.7 million, respectively. The allowance for loan losses as a percentage of total loans at June 30, 2018 was 1.26%, compared with 1.25% at December 31, 2017. The Company recorded a $625,000 provision to the allowance for loan losses for the six month period ended June 30, 2018 as compared to a $600,000 provision for the comparable period in 2017. The majority of the 2018 provision was to support loan growth in 2018, while the majority of the 2017 provision was primarily the result of a partial charge-off. Non-performing loans at June 30, 2018 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank Owned Life Insurance (“BOLI”)

In November 2004, the Company invested in $3.5 million of BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERPs. Expenses related to the SERP were approximately $159,000 and $153,000 for the six months ended June 30, 2018 and 2017, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $262,000 and $274,000 for the six months ended June 30, 2018 and 2017, respectively.

Premises and Equipment

Premises and equipment totaled approximately $6.1 million at June 30, 2018 and $6.2 million at December 31, 2017. Depreciation expense totaled $326,000 and $374,000 for the six months ended June 30, 2018 and 2017, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at June 30, 2018 and December 31, 2017, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2017. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

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

At June 30, 2018, total deposits amounted to $880.9 million, reflecting an increase of $19.3 million, or 2.2%, from $861.6 million at December 31, 2017. Core checking deposits at June 30, 2018 decreased $35.1 million, or 8.8%, to $364.9 million from year-end 2017, while savings accounts, money market deposits and time deposits, increased $54.4 million, or 11.8% to $516.0 million, compared to $461.6 million at December 31, 2017. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at June 30, 2018 amounted to $754.1 million and accounted for 85.6% of total deposits, as compared to $761.6 million and 88.4% at December 31, 2017. During 2018, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over at June 30, 2018 totaled $20.9 million as compared to $14.9 million at December 31, 2017, an increase of $6.0 million, or 41.0%. At June 30, 2018, the Company had $59.5 million in brokered CDs as compared to $40.7 million at December 31, 2017, with all-in rates ranging from 1.30% to 2.84% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $46.4 million compared to $44.4 million at December 31, 2017, with rates between 1.20% to 2.62% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $37.0 million based on the current loan collateral pledged of $148.7 million at June 30, 2018.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At June 30, 2018 and 2017, the Company had no short-term borrowings outstanding.

At June 30, 2018 and December 31, 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.5 million at June 30, 2018 compared to $25.8 million at December 31, 2017. The FHLB advances had a weighted average interest rate of 1.90% and 1.87% at June 30, 2018 and December 31, 2017, respectively. These advances are contractually scheduled for repayment as follows:

	June 30, 2018	December 31, 2017	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$2,000	$2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$24,500	$25,800

The maximum amount outstanding of FHLB advances at any month-end during the six months ended June 30, 2018 and 2017 was $39.5 million and $24.3 million, respectively. The average interest rates paid on FHLB advances was 1.88% and 2.42% during the six months ended June 30, 2018 and 2017, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at June 30, 2018 and December 31, 2017, which includes $95,000 and $112,000 of remaining unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $19.9 million at June 30, 2018, a decrease of $7.2 million, or 26.7%, from $27.1 million at December 31, 2017.

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

At June 30, 2018, the Company had $24.3 million in cash and cash equivalents as compared to $48.2 million at December 31, 2017. Cash and cash equivalent balances include $7.4 million and $18.6 million of interest-bearing deposits at the Federal Reserve Bank of New York at June 30, 2018 and December 31, 2017, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Lines of credit secured by 1 - 4 family residential properties	$25,747	$26,124
Commitments to fund commercial real estate and construction loans	183,151	154,637
Commitments to fund commercial and industrial loans and other loans	63,254	64,998
Commercial and financial letters of credit	4,848	5,160
Total off-balance sheet commitments	$277,000	$250,919

Capital

Shareholders’ equity increased by approximately $4.8 million, or 4.5%, to $111.3 million at June 30, 2018 compared to $106.6 million at December 31, 2017. Net income for the six month period ended June 30, 2018 added $5.3 million to shareholders’ equity. Additionally, stock-based compensation expense of $140,000, options exercised of $238,000, and employee stock purchases of $32,000 during the six months ended June 30, 2018, were other major contributors to the increase. These increases were partially offset by $766,000 in cash dividends on common stock and $194,000 in after-tax net unrealized losses on securities available for sale. During the six months ended June 30, 2018, the Company repurchased no shares under its share repurchase program.

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

As of June 30, 2018, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at June 30, 2018 and December 31, 2017, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of June 30, 2018
Common Equity Tier 1 Capital to Risk Weighted Assets	9.82%	10.78%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.95%	9.82%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	9.82%	10.78%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.04%	11.95%	8.00%	10.00%

As of December 31, 2017
Common Equity Tier 1 Capital to Risk Weighted Assets	9.68%	10.66%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.85%	9.76%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	9.68%	10.66%	6.00%	8.00%
Total Capital to Risk Weighted Assets	11.93%	11.82%	8.00%	10.00%
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

As of June 30, 2018, the Bank had a capital conservation buffer greater than 2.5%.

Regulatory Update
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidate assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

Item 1A.    Risk Factors

There has been no material change in the risk factors previously disclosed under the heading "Risk Factors" within the Company's Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2018, no shares were repurchased under the Company’s share repurchase program. In December 2017, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

10.1		Change in Control Agreement, dated as of June 25, 2018, among Registrant, Two River Community Bank and Anthony A. Mero

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

TWO RIVER BANCORP

Date:	August 8, 2018	By:	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)