Form 10-Q
period 2018-09-30
TWO RIVER BANCORP
filed 2018-11-08
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 6, 2018, there were 8,589,364 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$17,880	$29,575
Interest-bearing deposits in bank	29,733	18,644
Cash and cash equivalents	47,613	48,219

Securities available for sale (amortized cost of $26,027 and $29,127 at September 30, 2018 and December 31, 2017, respectively)	25,281	28,684
Securities held to maturity (fair value of $56,868 and $58,549 at September 30, 2018 and December 31, 2017, respectively)	57,606	58,002
Equity securities (amortized cost of $2,544 and $2,503 at September 30, 2018 and December 31, 2017, respectively)	2,412	2,448
Restricted investments, at cost	5,997	5,430
Loans held for sale	1,461	2,581
Loans	900,895	850,874
Allowance for loan losses	(11,390)	(10,668)
Net loans	889,505	840,206

Other real estate owned ("OREO")	585	—
Bank owned life insurance	21,968	21,573
Premises and equipment, net	6,011	6,239
Accrued interest receivable	2,982	2,554
Goodwill	18,109	18,109
Other assets	6,769	5,753

Total Assets	$1,086,299	$1,039,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$173,906	$167,297
Interest-bearing	731,839	694,260
Total Deposits	905,745	861,557

Securities sold under agreements to repurchase	22,153	27,120
FHLB and other borrowings	24,500	25,800
Subordinated debt	9,914	9,888
Accrued interest payable	97	70
Other liabilities	9,999	8,792

Total Liabilities	972,408	933,227

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,896,273 and 8,782,124 at September 30, 2018 and December 31, 2017, respectively
Outstanding – 8,584,179 and 8,470,030 at September 30, 2018 and December 31, 2017, respectively	80,294	79,678
Retained earnings	36,535	29,593
Treasury stock, at cost; 312,094 shares at September 30, 2018 and December 31, 2017	(2,396)	(2,396)
Accumulated other comprehensive loss	(542)	(304)
Total Shareholders' Equity	113,891	106,571

Total Liabilities and Shareholders’ Equity	$1,086,299	$1,039,798
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income
Loans, including fees	$10,656	$9,227	$30,720	$26,363
Securities:
Taxable	274	247	861	715
Tax-exempt	280	267	842	831
Interest-bearing deposits	132	83	293	257
Total Interest Income	11,342	9,824	32,716	28,166
Interest Expense
Deposits	1,924	1,069	4,923	3,170
Securities sold under agreements to repurchase	14	18	43	50
FHLB and other borrowings	136	157	382	449
Subordinated debt	165	164	495	493
Total Interest Expense	2,239	1,408	5,843	4,162
Net Interest Income	9,103	8,416	26,873	24,004
Provision for Loan Losses	150	255	775	855
Net Interest Income after Provision for Loan Losses	8,953	8,161	26,098	23,149

Non-Interest Income
Service fees on deposit accounts	236	224	713	535
Mortgage banking	239	358	986	1,258
Other loan fees	378	188	626	402
Earnings from investment in bank owned life insurance	133	137	395	411
Gain on sale of SBA loans	203	306	921	817
Other income	166	240	520	693
Total Non-Interest Income	1,355	1,453	4,161	4,116

Non-Interest Expenses
Salaries and employee benefits	4,024	3,641	11,919	10,554
Occupancy and equipment	966	1,112	3,099	3,215
Professional	432	366	1,260	1,102
Insurance	59	57	180	158
FDIC insurance and assessments	128	123	374	354
Advertising	90	110	280	345
Data processing	184	151	510	406
Outside services fees	89	120	250	347
OREO expenses, impairments and sales, net	7	25	(8)	44
Loan workout expenses	28	8	124	174
Other operating	454	462	1,251	1,324
Total Non-Interest Expenses	6,461	6,175	19,239	18,023

Income before Income Taxes	3,847	3,439	11,020	9,242
Income tax expense	1,013	1,202	2,860	3,075
Net Income	$2,834	$2,237	$8,160	$6,167

Earnings Per Common Share:
Basic	$0.33	$0.27	$0.96	$0.74
Diluted	$0.33	$0.26	$0.94	$0.71
Weighted average common shares outstanding
Basic	8,513	8,393	8,489	8,373
Diluted	8,700	8,656	8,695	8,647
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands)

	Three Months Ended
	September 30,
	2018	2017
Net income	$2,834	$2,237
Other comprehensive (loss) income:

Unrealized holdings (losses)/gains on securities available for sale, net of income tax (benefit)/expense 2018: ($11), 2017: $1	(24)	3

Other comprehensive (loss) income:	(24)	3

Total comprehensive income	$2,810	$2,240

	Nine Months Ended
	September 30,
	2018	2017
Net income	$8,160	$6,167
Other comprehensive (loss) income:

Unrealized holdings (loss)/gains on securities available for sale, net of income tax (benefit)/expense 2018: ($85), 2017: $127	(218)	198

Other comprehensive (loss) income:	(218)	198

Total comprehensive income	$7,942	$6,365

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2018	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571
Net income	—	—	8,160	—	—	8,160
Other comprehensive loss	—	—	—	—	(218)	(218)
Stock-based compensation expense	—	222	—	—	—	222
Cash dividends on common stock ($0.145 per share)	—	—	(1,238)	—	—	(1,238)
Options exercised	92,560	345	—	—	—	345
AOCI reclassification related to Tax Reform	—	—	59	—	(59)	—
AOCI reclassification due to adoption of ASU 2016-01	—	—	(39)	—	39	—
Employee stock purchase program	2,689	49	—	—	—	49
Restricted stock and other awards	19,400	—	—	—	—	—
Shares forfeited	(500)	—	—	—	—	—
Balance, September 30, 2018	8,584,179	$80,294	$36,535	$(2,396)	$(542)	$113,891

Balance, January 1, 2017	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716
Net income	—	—	6,167	—	—	6,167
Common stock dividend – adjustment	(1,069)	—	—	—	—	—
Other comprehensive income	—	—	—	—	198	198
Stock-based compensation expense	—	202	—	—	—	202
Cash dividends on common stock ($0.125 per share)	—	—	(1,034)	—	—	(1,034)
Options exercised	65,948	266	—	—	—	266
Restricted stock and other awards	21,018	—	—	—	—	—
Employee stock purchase program	3,144	52	—	—	—	52
Balance, September 30, 2017	8,454,483	$79,576	$29,580	$(2,396)	$(193)	$106,567

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash Flows From Operating Activities
Net income	$8,160	$6,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	588
Provision for loan losses	775	855
Amortization of subordinated debt issuance costs	26	24
Deferred income tax benefit	(111)	(371)
Net amortization of securities premiums and discounts	597	637
Earnings from investment in bank owned life insurance	(395)	(411)
Proceeds from sale of mortgage loans held for sale	37,904	56,620
Origination of mortgage loans held for sale	(37,210)	(53,429)
Gain on sale of mortgage loans held for sale	(655)	(1,003)
Gain on sale of loans transferred from held for investment to held for sale	(200)	(177)
Net realized loss on sale of OREO	—	17
OREO writedown	—	26
Stock-based compensation expense	222	202
Proceeds from sale of SBA loans held for sale	3,088	9,172
Origination of SBA loans held for sale	(1,086)	(7,088)
Gain from sale of SBA loans held for sale	(921)	(817)
Unrealized loss on CRA Mutual Fund	77	—
Increase in assets:
Accrued interest receivable	(428)	(79)
Other assets	(922)	(243)
Increase (decrease) in liabilities:
Accrued interest payable	27	14
Other liabilities	1,207	1,179
Net Cash Provided by Operating Activities	10,635	11,883
Cash Flows From Investing Activities
Purchase of securities available for sale	(4,245)	—
Purchase of securities held to maturity	(5,035)	(3,295)
Proceeds from repayments, calls and maturities of securities available for sale	7,148	4,431
Proceeds from repayments, calls and maturities of securities held to maturity	5,092	3,740
Proceeds from sale of loans transferred from held for investment to held for sale	10,030	8,357
Net increase in loans	(60,489)	(71,363)
Purchases of premises and equipment	(252)	(1,276)
Purchase of restricted investments, net	(567)	(717)
Proceeds from sale of OREO	—	216
Net Cash Used In Investing Activities	(48,318)	(59,907)
Cash Flows From Financing Activities
Net increase in deposits	44,188	45,305
Net (decrease) increase in securities sold under agreements to repurchase	(4,967)	2,661
Proceeds from FHLB and other borrowings	—	7,500
Repayment of FHLB and other borrowings	(1,300)	(2,500)
Cash dividends paid – common stock	(1,238)	(1,034)
Proceeds from employee stock purchase plan	49	52
Proceeds from exercise of stock options	345	266
Net Cash Provided by Financing Activities	37,077	52,250
Net (Decrease) Increase in Cash and Cash Equivalents	(606)	4,226
Cash and Cash Equivalents – Beginning	48,219	42,077
Cash and Cash Equivalents - Ending	$47,613	$46,303

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Supplementary cash flow information:
Interest paid	$3,577	$4,148
Income taxes paid	$3,539	$3,857
Supplemental schedule of non-cash activities:
Other real estate acquired in settlement of loans	$585	$—
Transfer of loans held for investment to loans held for sale	$9,830	$8,180
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “2017 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, that clarifies the guidance in ASU 2016-01. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; provides for a practicability exception election for equity investments without readily determinable fair values; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company completed its evaluation of the provisions of ASU 2016-01 and determined that the CRA Mutual Fund falls under ASU 2016-01. The Company adopted this ASU effective January 1, 2018 and the impact amounted to a cumulative effect adjustment of $39,000, net of tax, as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, for the three and nine months ended September 30, 2018, an unrealized loss of $19,000 and $77,000, respectively, was recorded in Other Income (see Note 6, Securities, for more information). In connection with the adoption of this ASU, the Company elected the practicability exception to fair value measurement for the Solomon Hess SBA Loan Fund, which does not have a readily determinable fair value. Under the practicability exception, the Fund is measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of identical or similar investment of the same issuer. Additionally, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion, as required in ASC 820. The guidance was applied on a prospective approach resulting in prior periods no longer being comparable (see Note 13, Fair Value Measurements).

ASU 2016-02: In February 2016, the FASB issued ASU No. 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not adopted the new accounting policy as of the filing date. The Company has yet to make an election on the method of adoption or which practical expedients, if any, will be elected. Our operating leases relate primarily to office space and bank branches. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Company’s Consolidated Balance Sheet. Based on our current lease portfolio, upon adoption of the new accounting standard, we anticipate recognizing a lease liability and related right-of-use asset on our balance sheet. Management is continuing to evaluate the Company’s outstanding inventory of leases and determining the effect of recognizing operating leases on the Consolidated Statements of Financial Condition which is expected to be material. However, the final impact of the standard will depend on the composition of the Company’s leases as of the adoption date.

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

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

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

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

ASU 2018-13: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 includes certain removals, modifications and additions to the disclosure requirements on fair value measurements in Topic 820. The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The impact on the consolidated financial statements of the Company will depend on the facts and circumstances of any specific future transactions. The Company has elected not to early adopt the additional disclosures required by the ASU until their effective date.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, three and nine months ended September 30, 2018 and 2017.

NOTE 3 - REVENUE RECOGNITION (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)		(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on Deposit Accounts	$236	$224	$713	$535
Other income	127	195	405	549
Non-Interest Income (in-scope of Topic 606)	363	419	1,118	1,084
Non-Interest Income (out-of-scope of Topic 606)	992	1,034	3,043	3,032
Total Non-Interest Income	$1,355	$1,453	$4,161	$4,116

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

The Company performed its annual qualitative factor impairment test as of August 31, 2018. Based on the results of this analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
Net income	$2,834	$2,237	$8,160	$6,167

Weighted average common shares outstanding – Basic	8,513	8,393	8,489	8,373
Effect of dilutive securities, stock options and restricted stock	187	263	206	274

Weighted average common shares outstanding – Diluted	8,700	8,656	8,695	8,647

Basic earnings per common share	$0.33	$0.27	$0.96	$0.74

Diluted earnings per common share	$0.33	$0.26	$0.94	$0.71

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and nine months ended September 30, 2018 and 2017.

 NOTE 6 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2018:

Securities available for sale:
U.S. Government agency securities	$12,096	$—	$(203)	$11,893
Municipal securities	489	—	(1)	488
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	6,567	1	(243)	6,325
U.S. Government collateralized residential mortgage obligations	4,876	2	(248)	4,630
Corporate debt securities, primarily financial institutions	1,999	6	(60)	1,945

Total securities available for sale	$26,027	$9	$(755)	$25,281

Total equity securities	$2,544	$—	$(132)	$2,412

Securities held to maturity:
Municipal securities	$46,202	$157	$(380)	$45,979
GSE – Residential mortgage-backed securities	7,709	—	(325)	7,384
U.S. Government collateralized residential mortgage obligations	1,868	—	(78)	1,790
Corporate debt securities, primarily financial institutions	1,827	—	(112)	1,715

Total securities held to maturity	$57,606	$157	$(895)	$56,868

NOTE 6 – SECURITIES (Continued)

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2017:

Securities available for sale:
U.S. Government agency securities	$10,105	$—	$(48)	$10,057
Municipal securities	494	1	—	495
GSE – residential mortgage-backed securities	8,362	—	(143)	8,219
U.S. Government collateralized residential mortgage obligations	7,672	1	(191)	7,482
Corporate debt securities, primarily financial institutions	2,494	9	(72)	2,431

Total securities available for sale	$29,127	$11	$(454)	$28,684

Total equity securities	$2,503	$—	$(55)	$2,448

Securities held to maturity:
Municipal securities	$46,614	$812	$(20)	$47,406
GSE – residential mortgage-backed securities	7,339	—	(98)	7,241
U.S. Government collateralized residential mortgage obligations	2,224	—	(46)	2,178
Corporate debt securities, primarily financial institutions	1,825	—	(101)	1,724

Total securities held to maturity	$58,002	$812	$(265)	$58,549

The amortized cost and fair value of the Company’s debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,255	$1,242	$14,600	$14,616
Due in one year through five years	7,579	7,509	1,772	1,790
Due in five years through ten years	723	707	8,087	7,999
Due after ten years	5,027	4,868	23,570	23,289

Sub-total	14,584	14,326	48,029	47,694

GSE – residential mortgage-backed securities	6,567	6,325	7,709	7,384
U.S. Government collateralized residential mortgage obligations	4,876	4,630	1,868	1,790

Total	$26,027	$25,281	$57,606	$56,868

The Company had no security sales for the three and nine months ended September 30, 2018 or 2017.

NOTE 6 – SECURITIES (Continued)

Investment securities with a carrying value of $32.5 million and $34.6 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018:	(In Thousands)

U.S. Government agency securities	$8,653	$(148)	$3,140	$(55)	$11,793	$(203)
Municipal securities	21,077	(346)	954	(35)	22,031	(381)
GSE – residential mortgage-backed securities	1,662	(34)	11,920	(534)	13,582	(568)
U.S. Government collateralized residential mortgage obligations	1,361	(51)	4,837	(275)	6,198	(326)
Corporate debt securities, primarily financial institutions	494	(5)	2,160	(167)	2,654	(172)
Total temporarily impaired securities	$33,247	$(584)	$23,011	$(1,066)	$56,258	$(1,650)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:	(In Thousands)

U.S. Government agency securities	$8,229	$(46)	$1,766	$(2)	$9,995	$(48)
Municipal securities	14,170	(20)	—	—	14,170	(20)
GSE – residential mortgage-backed securities	6,302	(66)	9,123	(175)	15,425	(241)
U.S. Government collateralized residential mortgage obligations	1,806	(20)	7,500	(217)	9,306	(237)
Corporate debt securities, primarily financial institutions	—	—	2,648	(173)	2,648	(173)
Equity securities	—	—	2,449	(55)	2,449	(55)
Total temporarily impaired securities	$30,507	$(152)	$23,486	$(622)	$53,993	$(774)

The Company had 78 securities in an unrealized loss position at September 30, 2018. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, municipals, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of September 30, 2018, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 6 – SECURITIES (Continued)

Included in corporate debt securities are three individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1to Baa2. During the second quarter of 2018, one of our trust preferred securities was called at par value. At September 30, 2018, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2018. These three securities have an amortized cost value of $2.3 million and a fair value of $2.2 million at September 30, 2018.

There were no other-than-temporary impairments recognized during the three and nine months ended September 30, 2018 and 2017.

Equity securities consist solely of the Community Reinvestment Act ("CRA") Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the three and nine months ended September 30, 2018, an unrealized loss of $19,000 and $77,000 respectively, was recorded in Other Income.

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential mortgage loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgages ("ARM") loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as a part of its strategy to manage interest rate risk. During the three months ended September 30, 2018 and 2017, the Company had no transfers from held for investment to held for sale, therefore there were no gains from such sales for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, the Company transferred $9.8 million and $8.2 million, with gains from such sales of $200,000 and $177,000, respectively. Transfers from held for investment occur at the lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs. Depending on the type of loan sold, servicing may or may not be retained.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2018 and December 31, 2017, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses,

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(In Thousands)

Commercial and industrial	$104,118	$101,371
Real estate – construction	141,881	118,094
Real estate – commercial	548,763	537,733
Real estate – residential	75,973	64,238
Consumer	30,895	30,203

	901,630	851,639
Allowance for loan losses	(11,390)	(10,668)
Net unearned fees	(735)	(765)

Net Loans	$889,505	$840,206

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2018:			(In Thousands)

Commercial and industrial	$87	$—	$765	$852	$103,266	$104,118	$—
Real estate – construction	3,390	—	150	3,540	138,341	141,881	—
Real estate – commercial	19	147	54	220	548,543	548,763	—
Real estate – residential	—	286	227	513	75,460	75,973	—
Consumer	77	—	194	271	30,624	30,895	—

Total	$3,573	$433	$1,390	$5,396	$896,234	$901,630	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2017:			(In Thousands)

Commercial and industrial	$224	$—	$790	$1,014	$100,357	$101,371	$—
Real estate – construction	—	—	150	150	117,944	118,094	—
Real estate – commercial	146	150	219	515	537,218	537,733	—
Real estate – residential	290	—	717	1,007	63,231	64,238	—
Consumer	92	—	194	286	29,917	30,203	—

Total	$752	$150	$2,070	$2,972	$848,667	$851,639	$—

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In Thousands)

Commercial and industrial	$765	$790
Real estate – construction	150	150
Real estate – commercial	54	219
Real estate – residential	227	717
Consumer	194	194

Total	$1,390	$2,070

There were no new troubled debt restructurings ("TDRs") that occurred during the three and nine months ended September 30, 2018. There was one new commercial and industrial TDR, which had a pre and post-modification outstanding recorded investment in the amount of $170,000, that occured during the three months ended September 30, 2017.
The following table presents new TDR's that occurred during the nine months ended September 30, 2017:

	Nine months ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled debt restructuring:
Commercial and industrial	2	$320	$320
Real estate - construction	1	$150	$150
	3	$470	$470

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

At September 30, 2018, TDRs totaled $6.6 million, including $5.7 million that were current and six non-accrual loans totaling $877,000. As of December 31, 2017, TDRs totaled $7.1 million, including $6.1 million that were current and seven non-accrual loans totaling $1.0 million. At both September 30, 2018 and December 31, 2017, the Company had no specific reserve against any loan relationship classified as TDR.

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2018 and 2017, respectively.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR.

The following tables summarize information in regards to both the recorded investment balance information for impaired loans by loan portfolio class at September 30, 2018 and December 31, 2017, and the average recorded investment balance information for impaired loans by loan portfolio class for the three and nine months ended September 30, 2018 and 2017, respectively:

	As of September 30, 2018			For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,023	$3,023	$—	$3,080	$29	$3,190	$96
Real estate – construction	3,090	3,090	—	3,101	34	3,126	101
Real estate – commercial	171	171	—	173	1	175	4
Real estate – residential	591	591	—	592	4	594	13
Consumer	194	194	—	194	—	194	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,023	$3,023	$—	$3,080	$29	$3,190	$96
Real estate – construction	3,090	3,090	—	3,101	34	3,126	101
Real estate – commercial	171	171	—	173	1	175	4
Real estate – residential	591	591	—	592	4	594	13
Consumer	194	194	—	194	—	194	—

Total	$7,069	$7,069	$—	$7,140	$68	$7,279	$214

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2017			For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,350	$3,697	$—	$3,663	$36	$3,862	$118
Real estate – construction	3,148	3,148	—	3,142	33	3,166	100
Real estate – commercial	344	344	—	1,131	10	1,165	30
Real estate – residential	1,086	1,086	—	1,094	5	1,111	14
Consumer	194	194		300	—	301	1

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,350	$3,697	$—	$3,663	$36	$3,862	$118
Real estate – construction	3,148	3,148	—	3,142	33	3,166	100
Real estate – commercial	344	344	—	1,131	10	1,165	30
Real estate – residential	1,086	1,086	—	1,094	5	1,111	14
Consumer	194	194		300	—	301	1

Total	$8,122	$8,469	$—	$9,330	$84	$9,605	$263

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
September 30, 2018:

Commercial and industrial	$101,000	$95	$3,023	$—	$104,118
Real estate – construction	135,865	4,511	1,505	—	141,881
Real estate – commercial	543,766	4,453	544	—	548,763
Real estate – residential	75,746	—	227	—	75,973
Consumer	30,530	—	365	—	30,895

Total	$886,907	$9,059	$5,664	$—	$901,630

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2017:

Commercial and industrial	$97,160	$796	$3,299	$116	$101,371
Real estate – construction	112,353	4,252	1,489	—	118,094
Real estate – commercial	525,951	5,681	6,101	—	537,733
Real estate – residential	63,521	—	717	—	64,238
Consumer	29,795	34	374	—	30,203

Total	$828,780	$10,763	$11,980	$116	$851,639

The following tables present the balance in the allowance for loan losses at September 30, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
September 30, 2018:

Commercial and industrial	$929	$—	$929	$104,118	$3,023	$101,095
Real estate – construction	1,674	—	1,674	141,881	3,090	138,791
Real estate – commercial	7,468	—	7,468	548,763	171	548,592
Real estate – residential	596	—	596	75,973	591	75,382
Consumer	130	—	130	30,895	194	30,701
Unallocated	593	—	593	—	—	—

Total	$11,390	$—	$11,390	$901,630	$7,069	$894,561

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2017:

Commercial and industrial	$930	$—	$930	$101,371	$3,350	$98,021
Real estate – construction	1,389	—	1,389	118,094	3,148	114,946
Real estate – commercial	7,325	—	7,325	537,733	344	537,389
Real estate – residential	502	—	502	64,238	1,086	63,152
Consumer	174	—	174	30,203	194	30,009
Unallocated	348	—	348	—	—	—

Total	$10,668	$—	$10,668	$851,639	$8,122	$843,517

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2018 and 2017:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, July 1, 2018	$976	$1,572	$7,515	$520	$153	$465	$11,201
Charge-offs	—	—	—	—	—	—	—
Recoveries	33	—	6	—	—	—	39
Provision	(80)	102	(53)	76	(23)	128	150

Ending balance, September 30, 2018	$929	$1,674	$7,468	$596	$130	$593	$11,390

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total

Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(116)	—	(12)	—	—	—	(128)
Recoveries	33	3	19	—	20	—	75
Provision	82	282	136	94	(64)	245	775

Ending balance, September 30, 2018	$929	$1,674	$7,468	$596	$130	$593	$11,390

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, July 1, 2017	$898	$1,284	$6,781	$466	$172	$352	$9,953
Charge-offs	—	—	—	—	—	—	—
Recoveries	4	4	6	—	1	—	15
Provision	(15)	79	119	22	1	49	255

Ending balance, September 30, 2017	$887	$1,367	$6,906	$488	$174	$401	$10,223

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	17	12	17	—	5	—	51
Provision	274	79	574	25	(75)	(22)	855

Ending balance, September 30, 2017	$887	$1,367	$6,906	$488	$174	$401	$10,223

NOTE 8 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2018, the number of shares of Company common stock remaining and available for future issuance under the Plan is 126,469. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board. All share and per share data have been retroactively adjusted to reflect the 5% stock dividend paid on February 28, 2017 to shareholders of record as of February 9, 2017.

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

Stock Options

For the three and nine months ended September 30, 2018, there were no stock options granted.

Stock-based compensation expense related to the vesting of stock options granted in prior periods was approximately $14,000 and $46,000 during the three and nine month period ended September 30, 2018, as compared to $20,000 and 60,000 for the same three and nine month period in 2017 and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options granted under the Plan was $70,000 as of September 30, 2018 and will be recognized over the subsequent weighted average life of 1.4 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2018:

NOTE 8 – STOCK-BASED COMPENSATION PLANS (Continued)

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	361,507	$5.20
Options granted	—	—
Options exercised	(92,560)	3.72
Options forfeited	(3,150)	8.83
Options outstanding, September 30, 2018	265,797	$5.67	3.18	$3,100,229
Options exercisable, September 30, 2018	227,625	$5.15	3.69	$2,773,832
Option exercise price range at September 30, 2018	$2.87 to $11.21

The total intrinsic value of options exercised during the three and nine months ended September 30, 2018 was $401,000 and $1,294,000, respectively. Cash received from such exercises was and $107,000 and $345,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2017 was $351,000 and $875,000, respectively. Cash received from such exercises was $105,000 and $266,000, respectively. Income tax benefit of $36,000 and $168,000 were recognized in the three and nine months ended September 30, 2018 and tax benefits of $32,000 and $139,000 were recognized in the three and nine months ended September 30, 2017 relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $69,000 and $177,000 for the three and nine month period ended September 30, 2018, as compared to $37,000 and $142,000 for the three and nine month period ended September 30, 2017 and is included in salaries and employee benefits on the statement of operations. An income tax benefit of $0 and $2,000 was recognized in the three and nine months ended September 30, 2018 relating to the adoption of ASU 2016-09 attributable to restricted stock awards. There was an income tax benefit of $0 and $38,000 recognized during the three and nine months ended September 30, 2017.

Total unrecognized compensation cost related to restricted stock under the Plan as of September 30, 2018 was $773,000 and will be recognized over the subsequent weighted average life of 3.2 years.

The following table summarizes information about restricted stock at September 30, 2018:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2017	49,021	$14.01
Restricted stock earned	(8,816)	13.62
Granted	19,400	18.03
Awards forfeited	(500)	18.32
Unvested at September 30, 2018	59,105	$15.34

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $287.0 million and $245.8 million at September 30, 2018 and December 31, 2017, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. As of September 30, 2018 and December 31, 2017, the Company had $4.2 million and $5.2 million, respectively, of commercial and similar letters of credit. Management believes that the current amount of the liability as of September 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

NOTE 10 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at September 30, 2018 and December 31, 2017. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York ("FHLB") of approximately $47.9 million based on the current loan collateral pledged of $149.8 million at September 30, 2018.

At September 30, 2018 and December 31, 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.5 million and $25.8 million, respectively. These advances had an average interest rate of 1.90% and 1.87% at September 30, 2018 and December 31, 2017, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2018	December 31, 2017	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$2,000	$2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$24,500	$25,800

As of September 30, 2018, the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

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

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of September 30, 2018 and December 31, 2017, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
September 30, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$9,872	$—	$—	$—	$9,872
GSE – residential mortgage-backed securities	4,494	—	—	—	4,494
U.S. Government collateralized residential mortgage obligations	8,575	—	—	—	8,575
Total	$22,941	$—	$—	$—	$22,941
Gross amount of recognized liabilities for repurchase agreements and securities lending					$22,153
Excess of collateral pledged over recognized liability					$788

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2017
Class of Collateral Pledged:
U.S. Government agency securities	$9,995	$—	$—	$—	$9,995
GSE – residential mortgage-backed securities	5,558	—	—	—	5,558
U.S. Government collateralized residential mortgage obligations	13,440	—	—	—	13,440
Total	$28,993	$—	$—	$—	$28,993
Gross amount of recognized liabilities for repurchase agreements and securities lending					$27,120
Excess of collateral pledged over recognized liability					$1,873

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 12 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at September 30, 2018 and December 31, 2017, respectively, which includes $86,000 and $112,000, respectively, of remaining unamortized debt issuance costs at September 30, 2018 and December 31, 2017. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2018:

Securities available for sale:
U.S. Government agency securities	$—	$11,893	$—	$11,893
Municipal securities	—	488	—	488
GSE – residential mortgage-backed securities	—	6,325	—	6,325
U.S. Government collateralized residential mortgage obligations	—	4,630	—	4,630
Corporate debt securities, primarily financial institutions	—	1,945	—	1,945

Total securities available for sale	$—	$25,281	$—	$25,281

Total equity securities	$2,412	$—	$—	$2,412

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2017:

Securities available for sale:
U.S. Government agency securities	$—	$10,057	$—	$10,057
Municipal securities	—	495	—	495
GSE – residential mortgage-backed securities	—	8,219	—	8,219
U.S. Government collateralized residential mortgage obligations	—	7,482	—	7,482
Corporate debt securities, primarily financial institutions	—	2,431	—	2,431

Total securities available for sale	$—	$28,684	$—	$28,684

Total equity securities	$2,448	$—	$—	$2,448

As of September 30, 2018 and December 31, 2017, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2018:
OREO	$—	$—	$585	$585

At December 31, 2017:
Impaired loans, net of partial charge-offs	$—	$—	$116	$116

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and six months ended September 30, 2018 and 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At September 30, 2018 and December 31, 2017, there were no loans that received a discount. At September 30, 2018 and December 31, 2017, there were no liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At September 30, 2018, the discount and liquidation expenses for collateral adjustments to our OREO was 9.5%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2018, OREO totaled $585,000 were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At December 31, 2017, the Company had no properties held in OREO. At September 30, 2018 and December 31, 2017, the Company initiated foreclosure proceedings on two loans and one loan secured by residential real estate in the amount of $405,000 and $490,000, respectively.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017:

Cash and Cash Equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). See Note 6, Securities, for more information regarding the CRA Mutual Fund. At September 30, 2018 and December 31, 2017, there were no Level 3 securities.

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

Subordinated Debentures (carried at cost):

The fair value of subordinated debentures is estimated by using a discounted cash flow analysis that, at September 30, 2018 and December 31, 2017, applies a 2.01% and 4.56% credit spread, respectively, plus the U.S. Treasury rate (all-in issue spread) to the time remaining until the issue’s call option date.

Off-Balance Sheet Financial Instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values of such fees are not material at September 30, 2018 and December 31, 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at September 30, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$47,613	$47,613	$47,613	$—	$—
Securities available for sale	25,281	25,281	—	25,281	—
Securities held to maturity	57,606	56,868	—	56,868	—
Equity securities	2,412	2,412	2,412	—	—
Restricted investments	5,997	5,997	—	—	5,997
Loans held for sale	1,461	1,482	—	—	1,482
Loans receivable, net (1)	889,505	870,475	—	—	870,475
Accrued interest receivable	2,982	2,982	—	567	2,415

Financial liabilities:
Deposits	905,745	902,871	—	902,871	—
Securities sold under agreements to repurchase	22,153	22,153	—	22,153	—
FHLB and other borrowings	24,500	23,733	—	23,733	—
Subordinated debt	9,914	10,212	—	10,212	—
Accrued interest payable	97	97	—	97	—

	Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$48,219	$48,219	$48,219	$—	$—
Securities available for sale	28,684	28,684	—	28,684	—
Securities held to maturity	58,002	58,549	—	58,549	—
Equity securities	2,448	2,448	2,448	—	—
Restricted investments	5,430	5,430	—	—	5,430
Loans held for sale	2,581	2,738	—	—	2,738
Loans receivable, net (1)	840,206	841,477	—	—	841,477
Accrued interest receivable	2,554	2,554	—	638	1,916

Financial liabilities:
Deposits	861,557	860,129	—	860,129	—
Securities sold under agreements to repurchase	27,120	27,120	—	27,120	—
FHLB and other borrowings	25,800	25,382	—	25,382	—
Subordinated debt	9,888	9,812	—	9,812	—
Accrued interest payable	70	70	—	70	—
(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of September 30, 2018 were measured using an exit price notion. The fair value of loans at December 31, 2017 were measured using an exit price notion.

NOTE 14 - INCOME TAXES

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return.  ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.

On December 22, 2017, the "Tax Cuts and Jobs Act" (TCJA) was signed into law, lowering the corporate tax rate from 34 percent to 21 percent. This provided significant tax benefits in 2018 by lowering the effective tax rate.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new Bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5% for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax.

For the three months ended September 30, 2018, the Company reported income tax expense of $1.0 million for an effective tax rate of 26.3%, compared to an income tax expense of $1.2 million and an effective tax rate of 35.0% for the prior year’s quarter. For the nine months ended September 30, 2018, the Company reported income tax expense of $2.9 million for an effective tax rate of 26.0%, compared to an income tax expense of $3.1 million and an effective tax rate of 33.3% for the nine months ended September 30, 2017. The Company did not recognize or accrue any interest or penalties related to income taxes during the for the three and nine months ended September 30, 2018 or 2017.  The Company did not have an accrual for uncertain tax positions as of September 30, 2018 or December 31, 2017, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2015 and thereafter are subject to future examination by tax authorities.

NOTE 15 – SHAREHOLDERS’ EQUITY

On December 14, 2017, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018. During the three and nine months ended September 30, 2018, the Company did not repurchase any shares of its common stock.

NOTE 16 – SUBSEQUENT EVENT

On October 23, 2018, the Board of Directors declared a quarterly cash dividend of $0.055 per share to common shareholders of record at the close of business on November 7, 2018, payable on November 28, 2018.

On October 17, 2018, the Company announced that Frank J. Patock, Jr., chairman of the Company's board of directors, had resigned as chairman of the board of directors of the Company and the Bank. William D. Moss, the Company’s President and Chief Executive Officer, was appointed to serve as chairman of the board of directors of the Company and the Bank. The Company also announced that John J. Perri, Jr. and James M. Bollerman were appointed to serve as co-lead independent directors of the Company.

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

Overview

The Company reported net income of $2.8 million, or $0.33 per diluted share, for the third quarter of 2018, compared to $2.2 million, or $0.26 per diluted share, for the same period in 2017, an increase of $597,000, or 26.7%. The increase was primarily due to higher net interest income and a lower loan loss provision coupled with a lower Federal corporate income tax rate. These positives were partially offset by higher non-interest expense and an increase in the New Jersey state income tax expense, as discussed below.

For the nine months ended September 30, 2018, the Company reported net income of $8.2 million, or $0.94 per diluted share, compared to $6.2 million, or $0.71 per diluted share, for the same period in 2017, an increase of $2.0 million, or 32.3%. The increase was largely due to higher net interest income and a lower loan loss provision coupled with a lower Federal corporate income tax rate. These positives were partially offset by higher non-interest expense and an increase in New Jersey state income tax, as discussed below.

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

The annualized return on average assets was 1.04% and 1.03% for the three and nine months ended September 30, 2018 as compared to 0.89% and 0.84%, respectively, for the same period in 2017. The annualized return on average shareholders’ equity was 9.98% and 9.91% for the three months and nine months ended September 30, 2018 as compared to 8.39% and 7.96%, respectively, for the same period in 2017. Book value and tangible book value per common share rose to $13.27 and $11.16, respectively, at September 30, 2018 as compared to $12.60 and $10.46, respectively, at September 30, 2017, as disclosed in the Non-GAAP Financial Measures table. All share and per share data for all referenced reporting periods have been adjusted for the 5% stock dividend paid on February 28, 2017.

Net interest income increased by $687,000, or 8.2%, for the quarter ended September 30, 2018 from the same period in 2017. Average interest-earning assets totaled $1.017 billion, an increase of $95.0 million, or 10.3%, from the quarter ended September 30, 2017, primarily due to an increase in average loans. The Company reported a net interest margin of 3.55% for the quarter ended September 30, 2018, a decrease of 7 basis points when compared to the 3.62% reported for the quarter ended September 30, 2017, and a slight decrease of 4 basis points when compared to the 3.59% for the quarter ended June 30, 2018. The decrease from the third quarter of 2017 was largely due to higher cost of funds.

Net interest income increased $2.9 million, or 12.0%, for the nine months ended September 30, 2018 from the same period in 2017, primarily as a result of an increase in average loans. The Company reported a net interest margin of 3.59% for the nine months ended September 30, 2018, an increase of 7 basis points from the 3.52% reported for the same period in 2017.

The Company recorded a provision for loan losses of $150,000 for the three months ended September 30, 2018 as compared to $255,000 for the corresponding 2017 period. The majority of the third quarter 2017 provision was to support the Company's strong loan growth. The provision for loan losses for the nine months ended September 30, 2018 was $775,000, as compared to $855,000 for the corresponding 2017 period. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended September 30, 2018 totaled $1.4 million, a decrease of $98,000, or 6.7%, compared to the same period in 2017. This decrease was largely the result of lower residential mortgage banking revenues and a lower gain on the sale of SBA loans, partially offset by higher other loan fees, primarily due to loan prepayment fees, and service fees on deposit accounts, mainly due to a realignment of fees on various deposit products. For the nine months ended September 30, 2018, non-interest income increased $45,000, or 1.1%, to $4.2 million from the same period in 2017.

Non-interest expense for the quarter ended September 30, 2018 totaled $6.5 million, an increase of $286,000, or 4.6%, compared to the same period in 2017, largely due to higher salaries and benefits resulting from annual merit increases, along with new hires in the lending and deposit teams, and higher data processing and professional expenses. For the nine months ended September 30, 2018, non-interest expense increased $1.2 million, or 6.7%, to $19.2 million compared to the same prior year period.

Total assets at September 30, 2018 were $1.086 billion, an increase of 4.5% from $1.040 billion at December 31, 2017. Total loans at September 30, 2018 were $900.9 million, an increase of $50.0 million, or 5.9%, from the $850.9 million recorded at December 31, 2017. Total deposits were $905.7 million at September 30, 2018, an increase of $44.2 million, or 5.1%, from the $861.6 million at December 31, 2017. Core checking deposits at September 30, 2018 decreased $30.8 million, or 7.7%, to $369.1 million from $400.0 million at year-end 2017, while savings accounts, money market deposits and time deposits increased $75.0 million, or 16.2%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At September 30, 2018, the Company’s allowance for loan losses was $11.4 million, an increase from the $10.7 million at December 31, 2017. The allowance for loan losses as a percentage of total loans at September 30, 2018 was 1.26%, compared to 1.25% at December 31, 2017. Non-performing assets at September 30, 2018 as a percentage of total assets was 0.18% compared to 0.20% at December 31, 2017 and 0.23% at September 30, 2017. Non-performing assets were $2.0 million at September 30, 2018 compared to $2.1 million and $2.3 million at December 31, 2017 and September 30, 2017, respectively.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average assets	1.04%	0.89%	1.03%	0.84%
Return on average tangible assets (1)	1.06%	0.91%	1.04%	0.86%
Return on average shareholders' equity	9.98%	8.39%	9.91%	7.96%
Return on average tangible shareholders' equity (1)	11.90%	10.13%	11.86%	9.64%
Net interest margin	3.55%	3.62%	3.59%	3.52%
Average equity to average assets	10.43%	10.63%	10.35%	10.56%
Average tangible equity to average tangible assets (1)	8.90%	8.97%	8.79%	8.88%

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

(in thousands except per share data and percentages)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total shareholders' equity	$113,891	$106,567	$113,891	$102,406
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,109)	(18,109)
Tangible common shareholders’ equity	$95,782	$88,458	$95,782	$84,297

Common shares outstanding (in thousands)	8,584	8,454	8,584	8,454
Book value per common share	$13.27	$12.60	$13.27	$12.60

Book value per common share	$13.27	$12.60	$13.27	$12.60
Effect of intangible assets	(2.11)	(2.14)	(2.11)	(2.14)
Tangible book value per common share	$11.16	$10.46	$11.16	$10.46

Return on average assets	1.04%	0.89%	1.03%	0.84%
Effect of intangible assets	0.02%	0.02%	0.01%	0.02%
Return on average tangible assets	1.06%	0.91%	1.04%	0.86%

Return on average equity	9.98%	8.39%	9.91%	7.96%
Effect of average intangible assets	1.92%	1.74%	1.95%	1.68%
Return on average tangible equity	11.90%	10.13%	11.86%	9.64%

Average equity to average assets	10.43%	10.63%	10.35%	10.56%
Effect of average intangible assets	(1.53)%	(1.66)%	(1.56)%	(1.68)%
Average tangible equity to average tangible assets	8.90%	8.97%	8.79%	8.88%

Three months ended September 30, 2018 compared to September 30, 2017

Net Interest Income

Net interest income for the quarter ended September 30, 2018 totaled $9.1 million, an increase of $687,000, or 8.2%, compared to $8.4 million for the corresponding period in 2017. This increase was largely due to an increase of $95.0 million, or 10.3%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded by a higher level of average deposits, primarily time deposits.

The net interest margin and net interest spread decreased to 3.55% and 3.30%, respectively, for the three month period ended September 30, 2018, from 3.62% and 3.44%, respectively, for the same prior year period, primarily resulting from a higher cost of funds.

Total interest income for the three months ended September 30, 2018 increased by $1.5 million, or 15.5%. The increase in interest income was primarily due to a volume related increase in interest income of $1.1 million, combined with a rate related increase in interest income of $438,000 for the third quarter of 2018 as compared to the same prior year period.

Interest and fees on loans increased $1.4 million, to $10.7 million for the three months ended September 30, 2018 compared to $9.2 million for the corresponding period in 2017. Volume related increases of $1.1 million were combined with rate related increases of $356,000. The average balance of the loan portfolio for the three months ended September 30, 2018 increased by $93.4 million, or 11.6%, to $897.0 million from $803.6 million for the corresponding period in 2017. The average annualized yield on the loan portfolio was 4.71% for the quarter ended September 30, 2018 compared to 4.56% for the quarter ended September 30, 2017. Additionally, the average balance of total non-accrual loans, which amounted to $1.8 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $554,000 for the three months ended September 30, 2018 compared to $514,000 for the three months ended September 30, 2017, an increase of $40,000, or 7.8%. For the three months ended September 30, 2018, investment securities had an average balance of $93.3 million with an average annualized yield of 2.37% compared to an average balance of $92.3 million with an average annualized yield of 2.23% for the three months ended September 30, 2017.

Interest income on interest-bearing deposits was $132,000 for the three months ended September 30, 2018, representing an increase of $49,000, or 59.0%, from $83,000 for the three months ended September 30, 2017. For the three months ended September 30, 2018, interest-bearing deposits had an average balance of $26.3 million and an average annualized yield of 1.99% as compared to an average balance of $25.9 million and an average annualized yield of 1.27% for the same period in 2017. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $2.2 million for the three months ended September 30, 2018 compared to $1.4 million for the corresponding period in 2017, an increase of $831,000, or 59.0%. This increase in interest expense was comprised of a $329,000 volume related increase as well as a $502,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities was $786.7 million for the three months ended September 30, 2018 compared to $710.5 million for the same period last year, an increase of $76.2 million, or 10.7%. Average NOW accounts increased $728,000 from $200.3 million with an average annualized rate of 0.47% during the third quarter of 2017, to $201.0 million with an average annualized rate of 0.63% during the third quarter of 2018. Average savings accounts increased $6.1 million from $260.9 million with an average annualized rate of 0.52% during the third quarter of 2017, to $267.0 million with an average annualized rate of 0.84% during the third quarter of 2018. Average money market deposits experienced a decrease of $15.0 million over this same period while the average annualized rate increased to 0.18% from 0.17%. Average time deposits increased by $87.3 million, or 69.0%, to $213.9 million over this same period. During the third quarter of 2018, our average demand deposits totaled $171.7 million, an increase of $1.5 million, or 0.9%, over the same period last year. For the three months ended September 30, 2018, the average annualized cost for all interest-bearing liabilities was 1.13%, compared to 0.79% for the three months ended September 30, 2017.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2018 were $18.4 million, with an average interest rate of 0.30%, compared to $23.2 million, with an average interest rate of 0.31%, for the third quarter of 2017.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2018 and 2017 was $27.9 million and $26.2 million, respectively, with an average interest rate of 1.94% and 2.38%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at September 30, 2018, which includes $86,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$26,337	$132	1.99%	$25,901	$83	1.27%
Investment securities	93,341	554	2.37%	92,257	514	2.23%
Loans, net of unearned fees (1) (2)	896,999	10,656	4.71%	803,553	9,227	4.56%

Total Interest-Earning Assets	1,016,677	11,342	4.43%	921,711	9,824	4.23%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,341)			(10,056)
All other assets	75,038			83,244

Total Assets	$1,080,374			$994,899

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$201,026	320	0.63%	$200,298	239	0.47%
Savings deposits	267,025	568	0.84%	260,919	340	0.52%
Money market deposits	48,606	22	0.18%	63,557	27	0.17%
Time deposits	213,872	1,014	1.88%	126,566	463	1.45%
Securities sold under agreements to repurchase	18,389	14	0.30%	23,167	18	0.31%
FHLB and other borrowings	27,870	136	1.94%	26,159	157	2.38%
Subordinated debt	9,911	165	6.66%	9,876	164	6.64%

Total Interest-Bearing Liabilities	786,699	2,239	1.13%	710,542	1,408	0.79%

Non-Interest-Bearing Liabilities:
Demand deposits	171,729			170,267
Other liabilities	9,314			8,351

Total Non-Interest-Bearing Liabilities	181,043			178,618

Shareholders' Equity	112,632			105,739

Total Liabilities and Stockholders' Equity	$1,080,374			$994,899

NET INTEREST INCOME		$9,103			$8,416

NET INTEREST SPREAD (3)			3.30%			3.44%

NET INTEREST MARGIN (4)			3.55%			3.62%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$21,923	$293	1.79%	$34,824	$257	0.99%
Investment securities	95,574	1,703	2.38%	94,120	1,546	2.19%
Loans, net of unearned fees (1) (2)	883,436	30,720	4.65%	781,861	26,363	4.51%

Total Interest-Earning Assets	1,000,933	32,716	4.37%	910,805	28,166	4.13%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,097)			(9,801)
All other assets	74,168			79,867

Total Assets	$1,064,004			$980,871

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$219,242	937	0.57%	$196,748	682	0.46%
Savings deposits	259,365	1,415	0.73%	259,109	1,004	0.52%
Money market deposits	53,413	70	0.18%	63,029	80	0.17%
Time deposits	190,520	2,501	1.76%	131,380	1,404	1.43%
Securities sold under agreements to repurchase	19,734	43	0.29%	22,054	50	0.30%
FHLB and other borrowings	26,862	382	1.90%	24,976	449	2.40%
Subordinated debt	9,902	495	6.67%	9,868	493	6.68%

Total Interest-Bearing Liabilities	779,038	5,843	1.00%	707,164	4,162	0.79%

Non-Interest-Bearing Liabilities:
Demand deposits	165,778			162,279
Other liabilities	9,094			7,801

Total Non-Interest-Bearing Liabilities	174,872			170,080

Shareholders' Equity	110,094			103,627

Total Liabilities and Shareholders' Equity	$1,064,004			$980,871

NET INTEREST INCOME		$26,873			$24,004

NET INTEREST SPREAD (3)			3.37%			3.34%

NET INTEREST MARGIN (4)			3.59%			3.52%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$1	$48	$49	$(95)	$131	$36
Investment securities	6	34	40	24	133	157
Loans, net of unearned fees	1,073	356	1,429	3,425	932	4,357

Total Interest Income	1,080	438	1,518	3,354	1,196	4,550

Interest Paid On:
NOW deposits	1	80	81	78	177	255
Savings deposits	8	220	228	1	410	411
Money market deposits	(6)	1	(5)	(12)	2	(10)
Time deposits	319	232	551	632	465	1,097
Securities sold under agreements to repurchase	(4)	—	(4)	(5)	(2)	(7)
FHLB and other borrowings	10	(31)	(21)	34	(101)	(67)
Subordinated debt	1	—	1	2	—	2

Total Interest Expense	329	502	831	730	951	1,681

Net Interest Income	$751	$(64)	$687	$2,624	$245	$2,869

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the third quarter of 2018, a provision for loan losses of $150,000 was expensed as compared to $255,000 for the corresponding 2017 period. The majority of the third quarter of 2018 and 2017 provision was to support the Company's strong loan growth. The Company had $39,000 and $15,000 in net loan recoveries during the three months ended September 30, 2018 and 2017, respectively. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.4 million, or 1.26% of total loans at September 30, 2018, as compared to $10.7 million, or 1.25% at December 31, 2017.

In management’s opinion, the level of allowance for loan losses, totaling $11.4 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2018 and 2017, non-interest income amounted to $1.4 million and $1.5 million, respectively, a decrease of $98,000, or 6.7%. This decrease was primarily the result of lower residential mortgage banking revenues and gain on sale of SBA loans, partially offset by higher other loan fees, primarily due to loan prepayment fees, and service fees on deposit accounts resulting from a realignment of fees and various products. Additionally, other income declined by $74,000, or 30.8%, primarily due to the reclassification of $49,000 in debit card interchange expenses recorded as contra-revenue due to the adoption of ASU 2014-09 in 2018, as well as the recognition of a $19,000 unrealized loss related to the CRA Mutual Fund due to the adoption of ASU 2016-01 in 2018.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2018 increased $286,000, or 4.6%, to $6.5 million compared to $6.2 million for the three months ended September 30, 2017. This increase was primarily due to higher salaries and benefits resulting from annual merit increases, along with new hires in the lending and deposit teams, and higher data processing expenses.

Income Taxes

The Company recorded income tax expense of $1.0 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 and 2017 was 26.3% and 35.0%, respectively. Income tax expense declined for the three months ended September 30, 2018 due to a reduction in the Federal corporate income tax rate from 34% to 21%, effective January 1, 2018. Additionally, a $35,000 benefit was recorded in the third quarter of 2018 compared to $32,000 in the same period relating to the accounting treatment of equity-based compensation.

Nine Months Ended September 30, 2018 compared to September 30, 2017

Net Interest Income

Net interest income for the nine months ended September 30, 2018 totaled $26.9 million, an increase of $2.9 million, or 12.0%, compared to $24.0 million for the corresponding period in 2017. This increase was largely due to an increase of $90.1 million, or 9.9%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio. Average core checking deposits, which consist of non-interest demand deposits and NOW accounts, increased by $26.0 million, or 7.2%. As a result of these positives, the net interest margin increased by 7 basis points.

The net interest margin and net interest spread increased to 3.59% and 3.37%, respectively, for the nine month period ended September 30, 2018, from 3.52% and 3.34%, respectively, for the same prior year period, primarily resulting from higher yielding interest-earning assets, partially offset by a higher cost of funds.

Total interest income for the nine months ended September 30, 2018 increased by $4.6 million, or 16.2%. The increase in interest income was primarily due to a volume related increase in interest income of $3.4 million, combined with a rate related increase in interest income of $1.2 million for the first nine months of 2018 as compared to the same prior year period.

Interest and fees on loans increased $4.4 million, to $30.7 million for the nine months ended September 30, 2018 compared to $26.4 million for the corresponding period in 2017. Volume related increases of $3.4 million were combined with rate related increases of $932,000. The average balance of the loan portfolio for the nine months ended September 30, 2018 increased by $101.6 million, or 13.0%, to $883.4 million from $781.9 million for the corresponding period in 2017. The average annualized yield on the loan portfolio was 4.65% for the nine months ended September 30, 2018 compared to 4.51% for the nine months ended September 30, 2017. Additionally, the average balance of total non-accrual loans, which amounted to $1.9 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.7 million for the nine months ended September 30, 2018 compared to $1.5 million for the nine months ended September 30, 2017, an increase of $157,000, or 10.2%. For the nine months ended September 30, 2018, investment securities had an average balance of $95.6 million with an average annualized yield of 2.38% compared to an average balance of $94.1 million with an average annualized yield of 2.19% for the nine months ended September 30, 2017.

Interest income on interest-bearing deposits was $293,000 for the nine months ended September 30, 2018, representing an increase of $36,000, or 14.0%, from $257,000 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, interest-bearing deposits had an average balance of $21.9 million and an average annualized yield of 1.79% as compared to an average balance of $34.8 million and an average annualized yield of 0.99% for the same period in 2017. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $5.8 million for the nine months ended September 30, 2018 compared to $4.2 million for the corresponding period in 2017, an increase of $1.7 million, or 40.4%. This increase in interest expense was comprised of a $730,000 volume related increase as well as a $951,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $779.0 million for the nine months ended September 30, 2018 from $707.2 million for the same period last year, an increase of $71.9 million, or 10.2%. Average NOW accounts increased $22.5 million from $196.7 million with an average annualized rate of 0.46% during the nine months ended September 30, 2017, to $219.2 million with an average annualized rate of 0.57% during the nine months ended September 30, 2018. Average time deposits increased $59.1 million from $131.4 million with an average annualized rate of 1.43% for the nine months ended September 30, 2017 to $190.5 million with an average annualized rate of 1.76% for the nine months ended September 30, 2018. These average balance increases were partially offset by a decrease in average money market deposits of $9.6 million over this same period while the average annualized rate increased by 1 basis point to 0.18%. During the nine months ended September 30, 2018, our average demand deposits totaled $165.8 million, an increase of $3.5 million, or 2.2%, over the same period last year. For the nine months ended September 30, 2018 and 2017, the average annualized cost for all interest-bearing liabilities was 1.00% compared to 0.79%, respectively.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2018 were $19.7 million, with an average interest rate of 0.29%, compared to $22.1 million, with an average interest rate of 0.30%, for the nine months ended September 30, 2017.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2018 and 2017 was $26.9 million and $25.0 million, with an average interest rate of 1.90% and 2.40%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at September 30, 2018, which includes $86,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%

Provision for Loan Losses

There was a $775,000 provision for loan losses reported for the nine months ended September 30, 2018 as compared to a $855,000 provision for the corresponding 2017 period. The Company had $53,000 in net loan charge-offs during the first nine months of 2018, compared to $197,000 in net loan charge-offs in the same period last year.
Non-Interest Income

For the nine months ended September 30, 2018, non-interest income amounted to $4.2 million as compared to $4.1 million, an increase of $45,000, or 1.1%, from the corresponding period in 2017. This increase was largely the result of higher gains from the sale of SBA loans of $104,000, or 12.7%, and higher service fees on deposit accounts, other loan fees and title agency fees. These service fees increased $178,000, or 33.3%, mainly due to changes in our fee structure, while other loan fees increased $224,000, or 55.7%, due to higher loan prepayment fees. Title agency fees increased by $48,000. These increases were partially offset by a decrease of $272,000, or 21.6%, in mortgage banking fees. Additionally, other income declined by $173,000, or 25.0%, primarily due to the reclassification of $145,000 in debit card interchange expenses recorded as contra-revenue due to the adoption of ASU 2014-09 in 2018, as well as the recognition of a $77,000 unrealized loss related to the CRA Mutual Fund due to the adoption of ASU 2016-01 in 2018.
Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2018 increased $1.2 million, or 6.7%, to $19.2 million compared to $18.0 million for the nine months ended September 30, 2017. This increase was primarily due to higher salaries and benefits of $1.4 million resulting from both annual merit increases, and new hires in the lending and deposit teams.

Income Taxes

The Company recorded income tax expense of $2.9 million for the nine months ended September 30, 2018 and $3.1 million for the same period ended 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 26.0% and 33.3%, respectively. Income tax expense for the nine months ended September 30, 2018 included additional income tax expense due to New Jersey's CBT surtax. Additionally, a $168,000 benefit was recorded in the first nine months of 2018 compared to $177,000 in the prior year relating to the accounting treatment of equity-based compensation.

FINANCIAL CONDITION
Assets

At September 30, 2018, total assets were $1.086 billion, an increase of $46.5 million, or 4.5%, from $1.040 billion at December 31, 2017. At September 30, 2018, total loans were $900.9 million, an increase of $50.0 million, or 5.9%, from the $850.9 million reported at December 31, 2017. This loan growth was funded primarily by deposit growth. Investment securities, including restricted stock, were $91.3 million at September 30, 2018 as compared to $94.6 million at December 31, 2017, a decrease of $3.3 million, or 3.5%. At September 30, 2018, cash and cash equivalents totaled $47.6 million compared to $48.2 million at December 31, 2017, a decrease of $606,000, or 1.3%. Goodwill totaled $18.1 million at both September 30, 2018 and December 31, 2017.

Liabilities

Total liabilities increased $39.2 million, or 4.2%, to $972.4 million at September 30, 2018, from $933.2 million at December 31, 2017. Total deposits increased $44.2 million, or 5.1%, to $905.7 million at September 30, 2018, from $861.6 million at December 31, 2017. FHLB and other borrowings decreased by $1.3 million over this same period while securities sold under agreement to repurchase decreased by $5.0 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $91.3 million at September 30, 2018 compared to $94.6 million at December 31, 2017, a decrease of $3.3 million, or 3.5%. During the nine months ended September 30, 2018 and 2017, investment security purchases amounted to $9.8 million and $4.0 million, respectively, while repayments, calls and maturities amounted to $12.2 million and $8.2 million, respectively. Additionally, there were no investment security sales during the first nine months of 2018 or 2017.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and a Community Reinvestment Act (“CRA”) mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2018, the Company maintained $14.0 million of GSE residential mortgage-backed securities in the investment portfolio and $6.5 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of three single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Baa2. These securities have an amortized cost value of $2.3 million and a fair value of $2.2 million at September 30, 2018. The unrealized loss on these securities is related to general market conditions, the widening of interest rate spreads and downgrades in credit ratings.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2018, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$104,118	11.6%	$101,371	11.9%
Real estate – construction	141,881	15.7%	118,094	13.9%
Real estate – commercial	548,763	61.0%	537,733	63.3%
Real estate – residential	75,973	8.4%	64,238	7.5%
Consumer	30,895	3.4%	30,203	3.5%
Unearned fees	(735)	(0.1)%	(765)	(0.1)%
Total loans	$900,895	100.0%	$850,874	100.0%

For the nine months ended September 30, 2018, total loans increased by $50.0 million, or 5.9%, to $900.9 million from $850.9 million at December 31, 2017. The increase was due to growth in all sectors of the portfolio during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2018, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River, New Jersey, LPO into a new, more highly visible location that now complements our other LPO in Summit, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at September 30, 2018 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 61.0% of our total loans at September 30, 2018, down slightly from 63.3% at December 31, 2017. These loans increased $11.0 million, or 2.1%, to $548.8 million at September 30, 2018 from $537.7 million at December 31, 2017. Commercial and industrial loans increased by $2.7 million, or 2.7%, to $104.1 million at September 30, 2018 from $101.4 million at December 31, 2017. Real estate construction loans increased by $23.8 million, or 20.1%, to $141.9 million at September 30, 2018 from $118.1 million at December 31, 2017, while real estate residential loans increased $11.7 million, or 18.3%, to $76.0 million at September 30, 2018 from $64.2 million at December 31, 2017. The increase in real estate residential loans is inclusive of the sale of $9.8 million in portfolio adjustable rate mortgages during the first nine months of 2018, which generated a gain of $200,000. Consumer loans grew by $692,000, or 2.3%, to $30.9 million at September 30, 2018 from $30.2 million at December 31, 2017.

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

At September 30, 2018, non-accrual loans decreased to $1.4 million from the $2.1 million at December 31, 2017. Our non-performing loans are primarily secured by real estate. At September 30, 2018 and December 31, 2017, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2018 and December 31, 2017. Total TDRs are broken out at the bottom of the table.

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$765	$790
Real estate-construction	150	150
Real estate-commercial	54	219
Real estate-residential	227	717
Consumer	194	194

Total Non-Performing Loans	1,390	2,070

OREO	585	—

Total Non-Performing Assets	$1,975	$2,070

Ratios:
Non-Performing loans to total loans	0.15%	0.24%
Non-Performing assets to total assets	0.18%	0.20%

Troubled Debt Restructured Loans:
Performing	$5,678	$6,053
Non-performing (included in non-performing assets above)	877	994

Total non-performing loans decreased by $680,000 from December 31, 2017. Nine loans comprise the $1.4 million and twelve loans comprised the $2.1 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2018, non-performing commercial and industrial loans from decreased by $25,000 during the nine months ended September 30, 2018, primarily due to the charge-off of one loan relationship and the addition of one credit. The $765,000 is comprised of five commercial term loans.

At September 30, 2018, non-performing real estate commercial loans decreased by $165,000 from December 31, 2017, due primarily to payments and one loan that transferred to OREO status.

At September 30, 2018, non-performing real estate residential loans decreased to $227,000 from December 31, 2017 due to one loan that transferred into OREO status.

At September 30, 2018, non-performing consumer loans remained unchanged at $194,000 from December 31, 2017.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. All of our OREO are aggressively marketed, and are monitored on a regular basis to ensure valuations are in line with current fair market values. At September 30, 2018, the Bank had $585,000 in OREO as compared to none at December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, TDRs totaled $6.6 million and $7.0 million, respectively. Concessions made on TDRs generally involved a temporary reduction in interest rate or a modification of a loan’s amortization schedule. The main objective of the modification is to reduce the payment burden for the borrower and to deleverage the Company’s exposure. The $6.6 million is comprised of $171,000 in real estate commercial loans, $3.1 million in real estate construction loans, $2.9 million in commercial and industrial, and $364,000 in real estate residential loans. All TDRs as of September 30, 2018 are collateral-dependent. The one loan relationship that was unsecured and on non-accrual was charged-off during the first quarter of 2018. Of the $6.6 million, no relationships have a specific reserve in our ALLL computation.

The $171,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate.

The $3.1 million in real estate construction loans is partially comprised of four relationships, which are currently being developed, under contract and/or amortizing, and all are accruing except for one loan for $150,000.

The $2.9 million in commercial and industrial loans are all performing, with the exception of four non-accrual loans totaling $673,000.

The $364,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At September 30, 2018, the Company had $14.7 million in loans that were risk rated as special mention, substandard, or doubtful. This $14.7 million of special mention, substandard, and doubtful loans represents a decrease of $8.2 million from the $22.9 million reported at December 31, 2017, primarily due to one credit upgraded to pass from special mention during the first quarter and the full payoff of another credit.

At September 30, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories set forth in the description herein.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017.

	September 30,		December 31,
	2018	2017	2017
	(in thousands, except percentages)

Balance at beginning of year	$10,668	$9,565	$9,565
Provision charged to expense	775	855	1,530
Recoveries (charge-offs), net	(53)	(197)	(427)
Balance of allowance at end of period	$11,390	$10,223	$10,668

Ratio of net charge-offs to average loans outstanding (annualized)	0.01%	0.03%	0.05%
Balance of allowance as a percent of loans at period-end	1.26%	1.25%	1.25%
Ratio of allowance to non-performing loans at period-end	819.42%	435.95%	515.36%

At September 30, 2018 and December 31, 2017, the Company’s allowance for loan losses was $11.4 million and $10.7 million, respectively. The allowance for loan losses as a percentage of total loans at September 30, 2018 was 1.26%, compared with 1.25% at December 31, 2017. The Company recorded a $775,000 provision to the allowance for loan losses for the nine month period ended September 30, 2018 as compared to a $855,000 provision for the comparable period in 2017. The majority of the 2018 provision was to support loan growth in 2018, while the majority of the 2017 provision was primarily the result of loan growth coupled with a partial charge-off. Non-performing loans at September 30, 2018 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Bank Owned Life Insurance (“BOLI”)

In November 2004, the Company invested in $3.5 million of BOLI as a source of funding for additional life insurance benefits for officers and employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERPs. Expenses related to the SERP were approximately $239,000 and $230,000 for the nine months ended September 30, 2018 and 2017, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $395,000 and $411,000 for the nine months ended September 30, 2018 and 2017, respectively.

Premises and Equipment

Premises and equipment totaled approximately $6.0 million at September 30, 2018 and $6.2 million at December 31, 2017. Depreciation expense totaled $480,000 and $588,000 for the nine months ended September 30, 2018 and 2017, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at September 30, 2018 and December 31, 2017, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2018. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

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

At September 30, 2018, total deposits amounted to $905.7 million, reflecting an increase of $44.2 million, or 5.1%, from $861.6 million at December 31, 2017. Core checking deposits at September 30, 2018 decreased $30.8 million, or 7.7%, to $369.1 million from year-end 2017, while savings accounts, money market deposits and time deposits, increased $75.0 million, or 16.2% to $536.6 million, compared to $461.6 million at December 31, 2017. The Bank continues to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at September 30, 2018 amounted to $763.3 million and accounted for 84.3% of total deposits, as compared to $761.6 million and 88.4% at December 31, 2017. During 2018, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over at September 30, 2018 totaled $26.5 million as compared to $14.9 million at December 31, 2017, an increase of $11.6 million, or 78.1%. At September 30, 2018, the Company had $70.4 million in brokered CDs as compared to $40.7 million at December 31, 2017, with all-in rates ranging from 1.30% to 2.84% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $45.5 million compared to $44.4 million at December 31, 2017, with rates between 1.20% to 3.21% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $47.9 million based on the current loan collateral pledged of $149.8 million at September 30, 2018.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At September 30, 2018 and 2017, the Company had no short-term borrowings outstanding.

At September 30, 2018 and December 31, 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $24.5 million at September 30, 2018 compared to $25.8 million at December 31, 2017. The FHLB advances had a weighted average interest rate of 1.90% and 1.87% at September 30, 2018 and December 31, 2017, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2018	December 31, 2017	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$2,000	$2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$24,500	$25,800

The maximum amount outstanding of FHLB advances at any month-end during the nine months ended September 30, 2018 and 2017 was $39.5 million and $30.3 million, respectively. The average interest rates paid on FHLB advances was 1.90% and 2.40% during the nine months ended September 30, 2018 and 2017, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at September 30, 2018 and December 31, 2017, which includes $86,000 and $112,000 of remaining unamortized debt issuance costs at September 30, 2018 and December 31, 2017, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $22.2 million at September 30, 2018, a decrease of $5.0 million, or 18.3%, from $27.1 million at December 31, 2017.

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

At September 30, 2018, the Company had $47.6 million in cash and cash equivalents as compared to $48.2 million at December 31, 2017. Cash and cash equivalent balances include $29.7 million and $18.6 million of interest-bearing deposits at the Federal Reserve Bank of New York at September 30, 2018 and December 31, 2017, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Lines of credit secured by 1 - 4 family residential properties	$27,294	$26,124
Commitments to fund commercial real estate and construction loans	197,093	154,637
Commitments to fund commercial and industrial loans and other loans	62,627	64,998
Commercial and financial letters of credit	4,165	5,160
Total off-balance sheet commitments	$291,179	$250,919

Capital

Shareholders’ equity increased by approximately $7.3 million, or 6.9%, to $113.9 million at September 30, 2018 compared to $106.6 million at December 31, 2017. Net income for the nine month period ended September 30, 2018 added $8.2 million to shareholders’ equity. Additionally, stock-based compensation expense of $222,000, options exercised of $345,000, and employee stock purchases of $49,000 during the nine months ended September 30, 2018, were other major contributors to the increase. These increases were partially offset by $1.2 million in cash dividends on common stock and $218,000 in after-tax net unrealized losses on securities available for sale. During the nine months ended September 30, 2018, the Company repurchased no shares under its share repurchase program.

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

As of September 30, 2018, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at September 30, 2018 and December 31, 2017, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of September 30, 2018
Common Equity Tier 1 Capital to Risk Weighted Assets	9.99%	10.98%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.06%	9.96%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	9.99%	10.98%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.21%	12.16%	8.00%	10.00%

As of December 31, 2017
Common Equity Tier 1 Capital to Risk Weighted Assets	9.68%	10.66%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.85%	9.76%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	9.68%	10.66%	6.00%	8.00%
Total Capital to Risk Weighted Assets	11.93%	11.82%	8.00%	10.00%
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

As of September 30, 2018, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2018, no shares were repurchased under the Company’s share repurchase program. In December 2017, the Board of Directors approved a new repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2018 to December 31, 2018.

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

TWO RIVER BANCORP

Date:	November 8, 2018	By:	/s/ William D. Moss
William D. Moss
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)