Form 10-K
period 2018-12-31
TWO RIVER BANCORP
filed 2019-03-15
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $138,364,363.
As of March 1, 2019, 8,659,296 shares of the registrant’s common stock were outstanding.
Documents incorporated by reference
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report and will be filed within 120 days of December 31, 2018.

i

FORM 10-K

ii

PART I

Forward-Looking Statements and Smaller Reporting Companies

From time to time, Two River Bancorp (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission (the “SEC”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When used in this and in future filings by us with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases “will,” “will likely result,” “could,” "should," “anticipates,” “believes,” “continues,” “expects,” “plans,” “will continue,” “is anticipated,” "goals," “estimated,” “projects” or “outlook” or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. Such statements are subject to certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

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

The Company has elected to prepare this Annual Report on Form 10-K and other annual and periodic reports as a "smaller reporting company" consistent with the rules of the Securities and Exchange Commission (the "SEC"). The Company became an "accelerated filer" under such rules as of December 31, 2017, and therefore was unable to use the "smaller reporting company" rules commencing with the filing of its Current Report on Form 10-Q for the quarter ending March 31, 2018. However, on September 10, 2018, the SEC adopted amendments to the definition of "smaller reporting company." The amendments expanded the number of registrants that qualify as smaller reporting companies and were intended to reduce compliance costs for these registrants and promote capital formation, while maintaining appropriate investor protections. The definition of "smaller reporting company," which had previously included registrants with a public float of less than $75 million, now includes registrants with a public float of less than $250 million, such as the Company.

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

The Company serves as a holding company for Two River Community Bank (“Two River” or the “Bank”), a New Jersey state-chartered commercial bank, having a branch network consisting of 13 branches and two loan production offices (“LPOs”) throughout Monmouth, Union and Ocean Counties, New Jersey. The Company’s website is www.tworiver.bank.

As of December 31, 2018 the Company had consolidated assets of $1.10 billion, total loans of $921.3 million, total deposits of $917.4 million and shareholders’ equity of $116.5 million.

Other than its investment in the Bank, the Company currently conducts no other significant business activities. The Company may determine to operate its own business or acquire other commercial banks, thrift institutions or bank holding companies, or engage in or acquire such other activities or businesses as may be permitted by applicable law, although it has no present plans or intentions to do so. When we refer to the business conducted by the Company in this document, including any lending or other banking activities, we are referring to the business that the Company conducts through the Bank.

Employees

As of December 31, 2018, the Company and its subsidiaries had 165 full-time equivalent employees, of whom 163 were full-time and 3 were part-time. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believe that, in general, their employee relations are good.

Two River Community Bank

Two River Community Bank was organized in January 2000 as a New Jersey state-chartered commercial bank to engage in the business of commercial and retail banking.

As a community bank, the Bank offers a wide range of banking services including demand, savings and time deposits and commercial, residential and consumer/installment loans to businesses, not-for-profit organizations, professionals and individuals primarily in Monmouth, Middlesex, Union and Ocean Counties, New Jersey.

The Bank also offers its customers numerous banking products such as remote deposit capture, safe deposit boxes, night depository, wire transfers, money orders, automated teller machines, direct deposit, telephone and internet banking and corporate business services. The Company markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Company attracts new customers by making its service through these distribution points convenient. All of the Company’s existing markets are prime targets for expanding the consumer side of its business with full loan and deposit relationships.

The Bank currently operates 13 banking offices in Monmouth and Union Counties, New Jersey, and a corporate headquarters building in Monmouth County.

The Bank’s corporate headquarters is located at 766 Shrewsbury Avenue, Tinton Falls, New Jersey, while its principal banking office is located at 1250 Highway 35 South, Middletown, New Jersey. Other banking offices are located in Atlantic Highlands, Navesink, Port Monmouth, Freehold, Red Bank, Sea Girt, Tinton Falls (2), West Long Branch, Westfield, Cranford and Fanwood, New Jersey.

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

Securing deposits to support expansion across our key lines of business remains a priority for us. Our newly implemented banking platform, including state-of-the-art on-line and mobile banking systems, will assist us as well.

During 2018, we focused on growth in core markets by increasing loan production, increasing fee-based income and improving profitability. As a result, during the year ended December 31, 2018, the Company grew loans by $70.4 million over 2017, increased non-interest income by $72,000, or 1.3%, and increased annual net income by 72.3% to $11.2 million.

We are focusing on establishing a market presence in the communities between Union and Ocean Counties by adding strategically located new branches and loan production offices. We will accomplish this goal while operating in a safe and sound manner to provide a desirable return to our shareholders.

In the third quarter of 2017, the Company closed and consolidated its Allaire and Manasquan branches into a new and more visible location in Sea Girt, New Jersey. In the fourth quarter of 2018, we closed our New Brunswick branch as that office had not met our long-term expectations. The closure of these offices was in line with our strategic plans of optimizing the profitability of our branch network. Additionally, in the fourth quarter of 2018, we executed a branch lease for a new office in Newark, New Jersey. We also purchased a new site in Middletown, New Jersey, and will be relocating our existing Middletown branch into this new, more visible location. Both new branches are expected to open in 2019.

We have taken the approach of opening low-cost LPOs in contiguous markets, and once a certain level of business is achieved, we will consider replacing these LPOs with full-service branches at appropriate locations within those markets. Currently, we have two active LPOs.

We believe that this strategy continues to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships while achieving economies of scale and other efficiencies.

Our efforts include looking for potential new retail banking offices in markets where we have established lending relationships, as well as exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices in attractive growth markets while providing high level customer service, our core deposits will naturally increase.

Our priorities also include the following:

•	Organically growing the size of the loan portfolio and deposit base;

•	Utilizing our new technology to attract new customers and lower costs; and

•	Enhancing our electronic delivery channels to better serve our commercial customer base.

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

Conservative underwriting parameters utilizing local expertise

The majority of our commercial loan portfolio is secured by New Jersey properties, with average loan-to-value ("LTV") at origination of 75% or less. Approximately 40% of our commercial real estate loans are owner-occupied and have strong cash flow. We believe this local presence allows our loan underwriters to be able to assess loan candidates better than our peers.

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

Products and Services

The Bank offers a full range of banking services to our customers. These services include a wide variety of business and consumer lending products as well as corporate services for businesses and professionals. We offer a range of deposit products including checking, savings, money market accounts and certificates of deposit (“CD”). The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”), a service that enables us to provide our customers with additional FDIC insurance on CD products. Other products and services include remote deposit capture, safe deposit boxes, ACH services, debit and ATM cards, money orders, direct deposit and coin counting. The Bank belongs to the MoneyPass network, which allows customers fee-free access to tens of thousands of MoneyPass ATMs across the country. We also offer customers the convenience of a full complement of electronic banking services accessible either through the web, mobile device or telephone. These services allow customers to perform various transactions, such as making mobile check deposits (consumer), monitoring account balances, receiving email alerts, transferring funds (internal and external), sending and receiving person-to-person payments, initiating stop payment requests, reordering checks and paying bills. The Bank's newly implemented banking platform includes state-of-the-art online and mobile banking systems. Our upgrades include new functionality for our website, real-time alerts, the ability to instantly turn debit cards off and on, and debit card compatibility with Google Pay (in addition to existing compatibility with Apple Pay). We believe that these ongoing improvements to the Bank's technology infrastructure and business processes will enhance our customer experience and support the growth of our client relationships.
Lending Activities

The Bank engages in a variety of lending activities, which are primarily categorized as either:

(i)	commercial;
(ii)commercial real estate;

(iii)	SBA lending; and

(iv)	residential or consumer lending.

The Company's strategy is to focus our lending activities on small and medium-sized business customers and retain customers by offering them a wide range of products and personalized service. Commercial and real estate mortgage lending (consisting of commercial real estate, commercial business, construction, residential and other commercial lending, including medical lending and private banking) are currently our main lending focus. Loans are funded primarily from deposits, although we do borrow to fund loan growth or meet deposit outflows.

The Bank presently generates virtually all of our loans from borrowers located in the State of New Jersey, with a significant portion in Monmouth, Middlesex, Union and Ocean Counties. Loans are generated through marketing efforts, the Bank’s present base of existing customers, walk-in customers, referrals, our directors and members of the Bank’s advisory boards. The Bank strives to maintain a high overall credit quality through the establishment of and adherence to prudent lending policies and practices. The Bank has an established written loan policy that has been adopted by the Board of Directors, which is reviewed at least annually. Any loans to members of the Board of Directors or their affiliates must be reviewed and approved by the Bank’s Board of Directors in accordance with the loan policy as well as applicable state and federal banking laws. In accordance with our loan policy, approvals of affiliated transactions are made only by independent board members.

In managing the growth and quality of the Bank’s loan portfolio, we have focused on:

(i)	the application of prudent underwriting criteria;

(ii)	the active involvement by senior management and the Bank’s Board of Directors in the loan approval process;

(iii)	the active monitoring of loans to ensure timely repayment and early detection of potential problems; and

(iv)
a loan review process by an independent loan review firm, which conducts in-depth reviews of portions of the loan portfolio on a quarterly basis and an annual stress test of the commercial real estate and construction portfolios.

Our principal earning assets are loans originated or participated in by the Bank. The risk that certain borrowers will not be able to repay their loans under the existing terms of the loan agreement is inherent in the lending function. Risk elements in a loan portfolio include non-accrual loans (as defined below), past due and restructured loans, potential problem loans, loan concentrations (by industry or geographically) and other real estate owned acquired through foreclosure or a deed in lieu of foreclosure. Because the Bank makes loans to borrowers located in Monmouth, Middlesex, Union and Ocean Counties, New Jersey and elsewhere, each loan or group of loans presents a geographical credit risk based upon the condition of the local economy. The local economy is influenced by conditions such as housing prices, employment conditions and changes in interest rates.

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

Before making a commitment to fund a construction loan, we require an appraisal of the property by a bank approved independent licensed appraiser, appropriate environmental due diligence, a construction cost review, an inspection of the property before disbursement of funds during the stages of the construction process, and pre-qualification from an identified source for the permanent takeout. Additionally, the borrower must demonstrate the ability to service the debt during the construction term.

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

Small Business Administration (“SBA”) Loans

The Bank offers SBA loans and has "Preferred Lending" status with the SBA, which allows us to have delegated authority to approve and close SBA loans up to $5.0 million. Our risk philosophy in SBA lending is an extension of our existing credit culture and is focused on the cash flow of the businesses while maintaining our commitment to providing small and mid-sized companies access to the credit they need to expand and hire. The Bank participates in SBA’s 7(a) program, including 7(a) sub-programs such as SBA Express and 504 loan programs. The 7(a) program typically provides SBA guarantees ranging from 50% to 85% of the amount of the loan. The 504 program provides fixed rate financing with a first lien position for a conventional loan followed by a SBA debenture loan in a subordinated position. The 504 program is administered through SBA’s Certified Development Companies (“CDCs”). A typical 504 structure transaction involves a 10% equity injection by the borrower, a 40% SBA debenture and a 50% conventional mortgage.

Market Area

Our primary market area consists of Monmouth, Middlesex, Union and Ocean Counties, New Jersey. Our customer base is primarily made up of business and personal banking relationships within these market areas.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, municipalities, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2018, approximately 53% of our deposits are from businesses and 47% from consumers.

Competition

The Bank faces substantial competition for deposits and creditworthy borrowers. It competes with New Jersey and regionally based commercial banks, savings banks and savings and loan associations, as well as national financial institutions, many of which have assets, capital and lending limits greater than that of the Bank, as well as much larger branch networks nationwide. Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities.

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

We utilize a risk system, as described below under the section titled “Allowance for Loan Losses,” as an analytical tool to assess risk and set appropriate reserves. In addition, the FDIC has a classification system for problem loans and other lower quality assets, classifying them as “substandard,” “doubtful” or “loss.” A loan is classified as “substandard” when it is inadequately protected by the current value and debt servicing capacity of the obligor or the collateral pledged, if any. Loans with this classification have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that some loss may occur if the deficiencies are not corrected. A loan is classified “doubtful” when it has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. A loan is classified as “loss” when it is considered uncollectible and such little value that the loan’s continuance as an asset on the balance sheet is not warranted.

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

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. The Bank conducts annual commercial real estate stress testing. To further enhance our credit risk management strategy, we engage a third party loan review firm to provide additional portfolio surveillance. When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 10 days past due on commercial loans or 15 days past due on consumer loans, a late charge notice is generated and sent to the borrower and a representative of the Bank attempts to communicate by phone with the borrower to discuss the late payment. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no resolution can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

We have established a written investment policy which is reviewed annually by the ALCO and our Board of Directors that applies to the Company and the Bank. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity and emphasizes the quality, term and marketability of the securities acquired for our investment portfolio.

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

Supervision and Regulation

Overview

The Company operates within a system of banking laws and regulations intended to protect bank customers and depositors, and these laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of the Company.

The Company is a bank holding company under the Federal Bank Holding Company Act of 1956 (“BHCA”), as amended, and is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments, permits bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order for a bank holding company to engage in the broader range of activities that are permitted by the BHCA for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve that it elects to be a “financial holding company.” The Company has not applied to become a financial holding company. The Company is also subject to other federal laws and regulations as well as the corporate laws and regulations of New Jersey, the state of its incorporation.

The BHCA prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks. The BHCA requires prior approval by the Federal Reserve of the acquisition by the Company of more than five percent of the voting stock of any other bank. Satisfactory capital ratios, Federal Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions.

The Bank is a commercial bank chartered under the laws of the State of New Jersey and is subject to the New Jersey Banking Act of 1948 (the “Banking Act”). As such, it is subject to regulation, supervision and examination by the New Jersey Department of Banking and Insurance and by the FDIC. Each of these agencies regulates aspects of activities conducted by the Bank and the Company, as discussed below. The Bank is not a member of the Federal Reserve Bank of New York.

The income of the Company, the Bank and TRCB Investment Company, a wholly owned subsidiary of the Bank, in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. The Company, the Bank, and TRCB Investment Company file New Jersey corporate income tax returns. New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director's discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

The following descriptions summarize some of the key laws and regulations to which the Bank is subject, and to which the Company is subject as a registered bank holding company. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of the Company and the Bank.

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

In 2018, the Company paid $1.7 million in cash dividends to common shareholders.

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

In addition, the Federal banking regulators have established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. At December 31, 2018, the Company’s leverage ratio was 9.10%.

Our minimum capital to risk-adjusted assets requirements are a common equity Tier 1 Capital ratio of 4.5% (6.5% for the Bank to be considered “well capitalized”), a Tier 1 Capital ratio of 6.0%, (6.0% for the Company to be "well capitalized" and 8.0% for the Bank to be considered “well capitalized”); and a total capital ratio of 8.0% (10.0% for the Bank to be considered “well capitalized”).

The Company’s and the Bank’s capital ratios at December 31, 2018 and 2017 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resource.”

In order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 Capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.

As of December 31, 2018, the Company and the Bank are "well-capitalized" and each of them has a capital conservation buffer greater than 2.5%.

Prompt Corrective Action

The Federal Deposit Insurance Act ("FDIA") requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s financial condition. Under the FDIA’s Prompt Corrective Action Regulations, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

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

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for the institution and adversely affect its reputation. The Company and the Bank adopted policies, procedures and controls designed to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by Treasury regulations.

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

In the latest CRA performance evaluation examination report with respect to the Bank, dated February 7, 2019, the Bank received a rating of Outstanding.

Consumer Privacy

The Gramm-Leach-Bliley Act’s financial privacy provisions generally prohibit financial institutions, including the Company and the Bank, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so. It has never been the policy of the Company or the Bank, to release such information except as may be required by law.

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank’s capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable collateral. However, no loan to one borrower may exceed 25% of a bank’s statutory capital, notwithstanding collateral pledged to secure it.

New Jersey banking law limits the total loans and extensions of credit by a bank to one borrower at one time to 15% of the capital funds of the bank when the loan is fully secured by collateral having a market value at least equal to the amount of the loans and extensions of credit. Such loans and extensions of credit are limited to 10% of the capital funds of the bank when the total loans and extensions of credit by a bank to one borrower at one time are fully secured by readily available marketable collateral having a market value (as determined by reliable and continuously available price quotations) at least equal to the amount of funds outstanding. This 10% limitation is separate from and in addition to the 15% limitation noted in the first paragraph. If a bank’s lending limit is less than $500,000, the bank may nevertheless have total loans and extensions of credit outstanding to one borrower at one time not to exceed $500,000. At December 31, 2018, the Bank’s lending limit to one borrower was $17.9 million.

Executive Compensation

SEC regulations provide for a say on pay for shareholders of all public companies. Under these regulations, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. Since 2013, the Company has given its shareholders the opportunity to vote on the compensation of its executives every year. SEC regulations also have disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRR&CPA"), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the EGRR&CPA can be grouped into five general areas: mortgage lending; certain regulatory relief for "community" banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the EGRR&CPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as "qualified mortgages" for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidate assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings.

Proposed regulations implementing the provisions of EGRR&CPA have been issued by the Federal Reserve Board and the FDIC, but nothing has been finalized. The Company continues to analyze the changes implemented by the EGRR&CPA and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company's business, operations, or financial results.

Overall Impact of New Legislation and Regulations

Various legislative initiatives are from time to time introduced in Congress and in the New Jersey State Legislature. It cannot be predicted whether or to what extent the business and condition of the Company or the Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, we fully suspect that there will be significant legislation and regulatory actions that will materially affect the banking industry generally and our bank specifically for the foreseeable future.

Available Information

The Company maintains a website at www.tworiver.bank. The Company makes available on its website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports which are filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. These documents are made available on the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on the website are our Code of Conduct, our Shareholder Communications Policy and the charters of our Nominating and Corporate Governance Committee, Audit Committee, and Compensation Committee.

Item 1A. Risk Factors.

An investment in the Company's common stock is subject to risks inherent to the Company's business. Before making an investment, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. This report is qualified in its entirety by these risk factors.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, and to bank regulations that could result in significant additional costs and capital requirements, which could adversely affect our financial condition and results of operations.

Approximately 92.8% of our loan portfolio as of December 31, 2018 was comprised of loans collateralized by real estate, with 97.1% of the real estate located in New Jersey. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As real estate values decline, it is also more likely that we would be required to make provisions for additional loan losses, which could adversely affect our financial condition and results of operations.

As of December 31, 2018, we had $144.9 million, or 15.7%, of our total loans in real estate construction loans. Of this amount, $10.1 million were land loans and $98.1 million were made to finance residential construction. Substantially all of these loans are located in Monmouth, Middlesex, Union and Ocean Counties, New Jersey. Further, $36.7 million of real estate construction loans were made to finance commercial construction. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

We focus our lending efforts on commercial-related loans and intend to grow commercial real estate and commercial loans further as a percentage of our portfolio. As of December 31, 2018, commercial real estate loans and commercial and industrial loans totaled $661.9 million. In general, commercial real estate loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As our various commercial-related loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

At December 31, 2018, the Bank’s allowance for loan losses was $11.4 million, which equaled 1.24% of the Bank’s total loans.

We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income for the same period and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Changes in tax laws could have an adverse effect on the Company, the banking industry, the Bank’s customers, the value of collateral securing loans and demand for loans.

The 2017 changes in our Federal tax laws could have an impact on the banking industry, borrowers and the market for single family residential and commercial real estate. The lower limits on the deductibility of mortgage interest on single family residential mortgages; broad limitation on deductibility of business interest expense which affects commercial borrowers; and limitations on the deductibility of property taxes and state and local income taxes may be having an adverse effect on the market for and valuation of single family residential properties and commercial real estate, the economics of borrowing by businesses, and on the demand for residential and commercial mortgage and business loans. If home ownership or business borrowing continue to become less attractive, demand for our loans would decrease. The value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and borrowing, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts because of these tax law changes. We cannot predict the ultimate impact of these changes, but they could adversely affect our business, financial condition and results of operations.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in New Jersey in which it operates and where its loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Monmouth, Middlesex, Union and Ocean Counties, New Jersey. The local economic conditions in these areas have a significant impact on the Company’s commercial and industrial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas continues to slow, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our system.

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

Our SBA lending program is dependent upon the federal government. The recent federal government shutdown materially and adversely affected our ability to make SBA loans. Should the federal government shut down again, we will be unable to process new loans through the SBA until the government reopens.

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

Uncertainty about the future of LIBOR, and its accepted alternatives, may adversely affect our business.
LIBOR is the reference rate for certain transactions in which the Company lends and borrows money. In addition, the interest rate on the Company’s subordinated notes is scheduled to change to a floating rate based on LIBOR on January 1, 2021. LIBOR has been the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. U.S. regulatory authorities have voiced similar support for phasing out LIBOR.
Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and interest rates indexed to LIBOR, as well as other interest rates. At this time, it is not possible to predict how markets will respond to these alternative reference rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which the Company has exposure. If LIBOR ceases to exist, or if the methods of calculating LIBOR change from current methods for any reason, interest rates on financial instruments whose value is tied to LIBOR may be adversely affected. The market transition away from LIBOR to an alternative reference rate could adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of the Company’s LIBOR-based assets and liabilities, which include certain variable rate loans and investment securities and the Company's subordinated notes, and adversely affect the interest rates paid or received on, the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The manner and impact of this transition and related developments, as well as the effect of these developments on the Company's funding costs, investment securities portfolio, and business, is uncertain and may be adverse to the Company's profitability.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information with respect to properties used by the Company or the Bank in their operations:

Office Location	Address	Description	Opened
Corporate Headquarters:	766 Shrewsbury Avenue Tinton Falls, NJ (Monmouth County)	17,626 sq. ft. building (leased)	10/12

The Bank’s Main Office:	1250 Highway 35 South Middletown, NJ (Monmouth County)	5,300 sq. ft. first-floor stand-alone building (leased)	02/00

Atlantic Highlands:	84 First Avenue Atlantic Highlands, NJ (Monmouth County)	817 sq. ft. store front (leased)	03/02

Cranford Office:	245-249 North Avenue Cranford, NJ (Union County)	2,438 sq. ft. stand-alone building (owned)	01/15

Fanwood:	328 South Avenue Fanwood, NJ (Union County)	2,966 sq. ft. stand-alone building (leased)	03/08

Freehold:	31 East Main Street Freehold, NJ (Monmouth County)	2,060 sq. ft. in strip shopping center (leased)	05/15

Navesink:	Eastpointe Shopping Center 2345 Route 36 Atlantic Highlands, NJ (Monmouth County)	2,080 sq. ft. in strip shopping center (leased)	09/05

Port Monmouth:	357 Highway 36 Port Monmouth, NJ (Monmouth County)	2,180 sq. ft. stand-alone building (leased)	06/01

Red Bank:	140 Broad Street Red Bank, NJ (Monmouth County)	2,459 sq. ft. store front (leased)	11/12

Sea Girt:	1314 Sea Girt Avenue Sea Girt, NJ (Monmouth County)	1,537 sq. ft. stand-alone building (owned)	09/17

Tinton Falls:	4050 Asbury Avenue Tinton Falls, NJ (Monmouth County)	2,500 sq. ft. stand-alone building (leased)	10/06

Tinton Falls:	656 Shrewsbury Avenue Tinton Falls, NJ (Monmouth County)	3,650 sq. ft. stand-alone building (leased)	08/00

West Long Branch:	359 Monmouth Road West Long Branch, NJ (Monmouth County)	3,100 sq. ft. in strip shopping center (leased)	01/04

Westfield:	520 South Avenue Westfield, NJ (Union County)	3,630 sq. ft. stand-alone building (leased)	10/98

The Company leases one property in Toms River, New Jersey (Ocean County) utilized as an LPO, which has a lease expiration date of January 31, 2022 with two (2) five (5) year options. The Company also leases one property in Summit, New Jersey (Union County) utilized as a LPO, which has a lease expiration date of February 29, 2020.

During the fourth quarter of 2018, the Company executed a branch lease in Newark, New Jersey (Essex County), which has a lease expiration date five years from the rent commencement date with three (3) five (5) year options. This branch is expected to open in the second quarter of 2019.

Item 3. Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Company may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheet. At December 31, 2018, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol “TRCB.” The following are the high and low sales prices per share, which have been adjusted for the 5% stock dividend declared January 19, 2017:

	2018		2017
	High	Low	High	Low
First Quarter	$18.41	$16.63	$18.13	$13.70
Second Quarter	19.80	16.98	18.70	15.90
Third Quarter	19.16	17.03	19.85	17.33
Fourth Quarter	17.26	12.19	20.58	17.81

As of March 1, 2019, there were approximately 521 record holders of the Company’s common stock.

On January 19, 2017, the Company announced that it declared a 5% stock dividend, which was paid on February 28, 2017 to shareholders of record as of February 9, 2017.

For the year ended December 31, 2018, the Company paid total cash dividends of $0.20 per share. Such dividends were paid quarterly.

For the year ended December 31, 2017, the Company paid total cash dividends of $0.17 per share. Such dividends were also paid quarterly. For a description of regulatory restrictions on the ability of the Company and the Bank to pay dividends, see Note 18 “Regulatory Matters” included in the Notes to the Consolidated Financial Statements included herein under Item 8.

Information regarding the Company's common stock repurchases for the three month period ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

October 1, 2018 through October 31, 2018	—	—	—	1,977,105
November 1, 2018 through November 30, 2018	1,506	15.15	1,506	1,962,352
December 1, 2018 through December 31, 2018	14,845	15.30	14,845	1,749,271

Total	16,351	15.28	16,351

(1) All shares were repurchased under the Company's then-applicable share repurchase program. Future purchases will be made subject to a new share repurchase program, approved and adopted on January 24, 2019, whereby the Company may repurchase up to $2.0 million of its common stock from January 31, 2019 to December 31, 2019.

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

The following chart compares the Company's cumulative total shareholder return over the past five years with the NASDAQ Market Index and the Peer Group Index. The Peer Group Index is the SNL U.S. Bank Index, which was prepared by S&P Global Market Intelligence, and contains 332 Banks.

		Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Two River Bancorp	100.00	118.53	141.92	215.83	278.06	236.84
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

Item 6. Selected Financial Data.

The following selected consolidated financial data as of December 31 for each of the five years presented should be read in conjunction with our audited consolidated financial statements and the accompanying notes.

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Income Statement

Interest income	$44,492	$38,240	$34,624	$32,103	$30,386
Interest expense	8,366	5,707	5,164	3,863	3,452
Net interest income	36,126	32,533	29,460	28,240	26,934
Provision for loan losses	775	1,530	515	490	621
Net interest income after provision for loan losses	35,351	31,003	28,945	27,750	26,313
Non-interest income	5,531	5,459	5,489	3,537	2,932
Non-interest expenses	25,686	23,942	21,475	21,355	19,667
Income before income taxes	15,196	12,520	12,959	9,932	9,578
Income tax expense	3,990	6,018	4,328	3,585	3,561
Net income	11,206	6,502	8,631	6,347	6,017
Preferred stock dividend	—	—	—	(57)	(117)
Net income available to common shareholders	$11,206	$6,502	$8,631	$6,290	$5,900

Per Share Data (1)
Weighted average shares outstanding:
Basic	8,508	8,388	8,321	8,304	8,329
Diluted	8,702	8,658	8,530	8,507	8,519
Earnings per common share:
Basic	$1.32	$0.78	$1.04	$0.76	$0.71
Diluted	1.29	0.75	1.01	0.74	0.69
Cash dividends per common share	0.20	0.17	0.14	0.12	0.10

Balance Sheet
Loans, net of unearned discounts and fees	$921,301	$850,874	$753,092	$693,150	$627,614
Goodwill and other intangibles	18,109	18,109	18,109	18,118	18,166
Total assets	1,096,419	1,039,798	940,211	863,696	781,196
Total deposits	917,354	861,557	776,567	708,436	642,390
Total shareholders' equity	116,498	106,571	100,716	93,002	93,932

Performance Ratios
Return on average assets	1.04%	0.66%	0.96%	0.76%	0.78%
Return on average equity	10.07%	6.22%	8.94%	6.59%	6.21%
Net interest margin	3.58%	3.53%	3.53%	3.68%	3.79%
Efficiency ratio (2)	61.66%	63.02%	61.45%	67.20%	65.85%

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Capital Ratios
Tier 1 capital to average assets	9.10%	8.85%	8.94%	8.97%	9.95%
Tier 1 capital to risk weighted assets	10.14%	9.68%	10.33%	10.13%	11.36%
Total capital to risk weighted assets	12.34%	11.93%	12.76%	12.65%	12.57%
Common equity Tier 1 capital to risk weighted assets	10.14%	9.68%	10.33%	10.13%	N/A

Asset Quality Ratios
Non-performing loans to total loans (3)	0.15%	0.24%	0.21%	0.46%	0.99%
Non-performing assets to total assets (4)	0.18%	0.20%	0.19%	0.42%	1.00%
Net loan charge-offs (recoveries) to average loans	0.01%	0.05%	(0.05)%	(0.02)%	0.07%
Allowance for loan losses to total loans at period-end	1.24%	1.25%	1.27%	1.26%	1.29%
Allowance for loan losses to non-performing loans at period-end	820.00%	515.36%	617.89%	274.17%	129.37%

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

Goodwill Impairment. Although goodwill is not subject to amortization, the Company must test the carrying value for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. Our reporting unit was identified as our community bank operations. If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less than book value, an expense may be required on the Company’s books to write-down the related goodwill to the proper carrying value. Impairment testing during 2018 and 2017 for goodwill and intangibles was completed, and the Company did not require any impairment charge during the three years ended December 31, 2018. See Note 6 in the Notes to Consolidated Financial Statements for more information.

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

H.R.1., formerly known as the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law on December 22, 2017. Among the changes was a permanent reduction in the Federal corporate income tax rate from 34% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a non-cash charge to income tax expense of approximately $1.8 million in the fourth quarter of 2017 primarily due to the re-measurement of its deferred tax assets and liabilities.

The New Jersey Assembly Bill No. 4202 was enacted on July 1, 2018. This Bill made several changes to the New Jersey Corporation Business Tax ("CBT"), most notably establishing a temporary CBT surtax, effectively increasing the current CBT tax rate of 9% to 11.5%, retroactive to January 1, 2018. The CBT surtax will reduce to 1.5% from 2.5% for tax years beginning on or after January 1, 2020 through December 31, 2021.

Financial Overview

Net Income

The Company reported record net income of $11.2 million for the year ended December 31, 2018, compared to $6.5 million in 2017, an increase of $4.7 million, or 72.3%. Basic and diluted earnings per common share were $1.32 and $1.29, respectively, for the year ended December 31, 2018 compared to basic and diluted earnings per common share of $0.78 and $0.75, respectively, for the same period in 2017. Our results for 2017 included a non-cash charge of $1.8 million, or $0.21 per diluted share, in income tax expense, associated with the enactment of the Tax Act passed in December, which relates to the revaluation of the Company's net deferred tax asset, due to the reduction in the Federal corporate income tax rate from 34% to 21%, effective January 1, 2018. Excluding the 2017 charge to income tax expense, 2018 net income increased 35.3%. All share and per share data for all referenced reporting periods have been retroactively adjusted for a 5% stock dividend declared on January 19, 2017, payable on February 28, 2017 to shareholders of record as of February 9, 2017.

Total Assets

Total assets increased by $56.6 million, or 5.4%, to a record $1.10 billion at December 31, 2018 from $1.04 billion at December 31, 2017. The increase in total assets was primarily the result of $70.4 million in loan growth funded mainly by deposit growth during the year coupled with cash flow generated from maturities and amortization in our securities portfolio.

Total Loans and Deposits

Total loans amounted to $921.3 million at December 31, 2018, which was an increase of $70.4 million, or 8.3%, compared to the December 31, 2017 amount of $850.9 million. The Company continues to provide commercial, residential and consumer lending to our market customers, while maintaining our high credit standards in a challenging market. The allowance for loan losses totaled $11.4 million, or 1.24% of total loans, at December 31, 2018, compared to $10.7 million, or 1.25% of total loans, at December 31, 2017.

Deposits increased to $917.4 million at December 31, 2018 from $861.6 million at December 31, 2017, an increase of $55.8 million, or 6.5%. The increase in deposits is primarily attributable to the growth in both our core checking deposits, resulting from increased business and consumer activity, along with certificates of deposit.

Shareholders’ Equity and Tangible Book Value per Common Share

Shareholders’ equity amounted to $116.5 million at December 31, 2018 from $106.6 million at December 31, 2017, an increase of $9.9 million, or 9.3%. At year-end 2018, book value per common share increased to $13.54 compared to $12.58 at December 31, 2017. At year-end 2018, tangible book value per common share (a Non-GAAP Financial Measure) increased to $11.43 compared to $10.44 at December 31, 2017.

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

The following table provides certain performance ratios for the dates and periods indicated.

	2018	2017	2016

Return on average assets	1.04%	0.66%	0.96%
Return on average tangible assets (1)	1.06%	0.67%	0.98%
Return on average shareholders’ equity	10.07%	6.22%	8.94%
Return on average tangible shareholders’ equity (1)	12.03%	7.52%	11.00%
Net interest margin	3.58%	3.53%	3.53%
Average equity to average assets	10.36%	10.55%	10.70%
Average tangible equity to average tangible assets (1)	8.83%	8.89%	8.87%

(1)     The following table provides the reconciliation of non-GAAP Financial Measures for the dates indicated:

(in thousands except per share data and percentages)	2018	2017	2016

Total shareholders’ equity	$116,498	$106,571	$100,667
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,109)
Tangible common shareholders’ equity	$98,389	$88,462	$82,558

Common shares outstanding	8,607	8,470	8,365
Book value per common share	$13.54	$12.58	$12.04

Book value per common share	$13.54	$12.58	$12.04
Effect of intangible assets	(2.11)	(2.14)	(2.16)
Tangible book value per common share	$11.43	$10.44	$9.88

Return on average assets	1.04%	0.66%	0.96%
Effect of intangible assets	0.02%	0.01%	0.02%
Return on average tangible assets	1.06%	0.67%	0.98%

Return on average equity	10.07%	6.22%	8.94%
Effect of average intangible assets	1.96%	1.30%	2.06%
Return on average tangible equity	12.03%	7.52%	11.00%

Average equity to average assets	10.36%	10.55%	10.70%
Effect of average intangible assets	(1.53%)	(1.66%)	(1.83%)
Average tangible equity to average tangible assets	8.83%	8.89%	8.87%

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

Financial Results for the Three Years Ended December 31, 2018

Net Interest Income

For the year ended December 31, 2018, net interest income amounted to $36.1 million, as compared to $32.5 million for the year ended December 31, 2017. This increase of $3.6 million, or 11.0%, was primarily the result of a higher volume of average interest-earning assets. The Federal Reserve raised short-term interest rates four times during 2018 for a total of 1.00%, as compared to an increase of 0.75% in 2017. Our average earning assets increased by $87.5 million, or 9.5%, to $1.01 billion for the year ended December 31, 2018 from $921.0 million for the year ended December 31, 2017, while our net interest spread was 3.34% and 3.35% for the years ended December 31, 2018 and 2017, respectively. Our net interest margin improved to 3.58% for the year ended December 31, 2018 from 3.53% for the year ended December 31, 2017.

For the year ended December 31, 2017, net interest income amounted to $32.5 million, as compared to $29.5 million for the year ended December 31, 2016. This increase of $3.0 million, or 10.4%, was primarily the result of a higher volume of average interest-earning assets and a higher level of average core checking deposits. The Federal Reserve raised short-term interest rates three times during 2017 for a total of 0.75%, as compared to a 0.25% increase in 2016. Our average earning assets increased by $86.0 million, or 10.3%, to $921.0 million for the year ended December 31, 2017 from $835.0 million for the year ended December 31, 2016, while our net interest spread remained unchanged at 3.35% for both years ended December 31, 2017 and 2016. Our net interest margin also remained unchanged at 3.53% for both years ended December 31, 2017 and 2016.

For the year ended December 31, 2018, total interest income increased to $44.5 million from $38.2 million for the year ended December 31, 2017. This increase of $6.3 million, or 16.3%, was primarily due to volume-related increases in interest income of $4.3 million, and by interest rate-related increases in interest income of $2.0 million, for the year ended December 31, 2018 as compared to the prior year. The average yield on our interest earning assets for the year ended December 31, 2018 improved to 4.41% from 4.15% for the year ended December 31, 2017.

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

Interest and fees on loans increased by $5.9 million, or 16.5%, to $41.7 million for the year ended December 31, 2018 compared to $35.8 million for the same period in 2017. Of the $5.9 million increase in interest and fees on loans, $4.3 million was attributable to volume-related increases, while $1.6 million was attributable to rate-related increases. The average balance of the loan portfolio for the year ended December 31, 2018 increased by $96.6 million, or 12.2%, to $890.3 million from $793.7 million for the same period in 2017. The average annualized yield on the loan portfolio increased to 4.69% for the year ended December 31, 2018, from 4.51% for the same period in 2017. The average balance of non-accrual loans was $1.8 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively, which impacted the Company’s loan yield for both periods presented.

Interest and fees on loans increased by $3.0 million, or 9.2%, to $35.8 million for the year ended December 31, 2017 compared to $32.8 million for the same period in 2016. All of the $3.0 million increase in interest and fees on loans was attributable to volume-related increases of $3.1 million, which were partially offset by $128,000 of rate-related decreases. The average balance of the loan portfolio for the year ended December 31, 2017 increased by $69.2 million, or 9.5%, to $793.7 million from $724.5 million for the same period in 2016. The average annualized yield on the loan portfolio decreased to 4.51% for the year ended December 31, 2017, from 4.53% for the same period in 2016. The average balance of non-accrual loans was $2.1 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively, which impacted the Company’s loan yield for both periods presented.

Interest income on interest-bearing deposits was $483,000 for the year ended December 31, 2018, representing an increase of $133,000, or 38.0%, from $350,000 for the same period in 2017. For the year ended December 31, 2018, interest-bearing deposits had an average balance of $24.9 million and an average annualized yield of 1.95% as compared to an average balance of $33.3 million and an average annualized yield of 1.05% for the 2017 period.

Interest income on interest-bearing deposits was $350,000 for the year ended December 31, 2017, representing an increase of $217,000, or 163.2%, from $133,000 for the same period in 2016. For the year ended December 31, 2017, interest-

bearing deposits had an average balance of $33.3 million and an average annualized yield of 1.05% as compared to an average balance of $26.2 million and an average annualized yield of 0.51% for the 2016 period.

Interest income on investment securities totaled $2.3 million for the year ended December 31, 2018, representing an increase of $194,000, or 9.3%, over the year ended December 31, 2017. For the year ended December 31, 2018, investment securities had an average balance of $93.4 million with an average annualized yield of 2.45%, compared to an average balance of $94.1 million with an average annualized yield of 2.22% for the year ended December 31, 2017.

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

Total interest expense amounted to $8.4 million for the year ended December 31, 2018, compared to $5.7 million for the corresponding period in 2017, an increase of $2.7 million, or 46.6%. Of this increase in interest expense, $1.0 million was due to volume-related increases resulting from deposit growth and $1.7 million was due to rate-related increases.

Total interest expense amounted to $5.7 million for the year ended December 31, 2017, compared to $5.2 million for the corresponding period in 2016, an increase of $543,000, or 10.5%. Of this increase in interest expense, $307,000 was due to volume-related increases resulting from deposit growth and $236,000 was due to rate-related increases.

The average balance of interest-bearing liabilities increased to $784.6 million for the year ended December 31, 2018, from $714.6 million for the same period last year, an increase of $70.0 million, or 9.8%. The average balance in NOW deposits during 2018 increased $14.5 million from $201.5 million with an average annualized yield of 0.48% for the year ended December 31, 2017, to $216.0 million with an average annualized yield of 0.63% for the same period in 2018. Additionally, during 2018, average demand deposits reached $168.4 million, an increase of $4.7 million, or 2.9%, over the same period last year. Average time deposits increased by $66.0 million, or 48.9%, to $201.4 million with an average annualized yield of 1.84% for the year ended December 31, 2018, from $135.3 million with an average annualized yield of 1.45% for the year ended December 31, 2017. Average savings deposits increased by $4.0 million, or 1.6%, to $260.2 million with an average annualized yield of 0.77% for the year ended December 31, 2018, from $256.2 million with an average annualized yield of 0.52% for the year ended December 31, 2017. Average money market deposits decreased by $11.6 million, or 18.4%, to $51.5 million with an average annualized yield of 0.18% for the year ended December 31, 2018, from $63.1 million with an average annualized yield of 0.17% for the 2017 period. For the year ended December 31, 2018, the average rate paid on our interest-bearing liabilities was 1.07%, compared to 0.80% for the same period in 2017.

The average balance of interest-bearing liabilities increased to $714.6 million for the year ended December 31, 2017, from $647.9 million for the same period last year, an increase of $66.7 million, or 10.3%. The average balance in NOW deposits during 2017 increased $50.1 million from $151.4 million with an average annualized yield of 0.43% for the year ended December 31, 2016, to $201.5 million with an average annualized yield of 0.48% for the same period in 2017. Additionally, during 2017, average demand deposits reached $163.7 million, an increase of $13.2 million, or 8.8%, over the same period in 2016. Average time deposits increased by $1.5 million, or 1.1%, to $135.3 million with an average annualized yield of 1.45% for the year ended December 31, 2017, from $133.8 million with an average annualized yield of 1.42% for the year ended December 31, 2016. Average savings deposits increased by $22.7 million, or 9.7%, to $256.2 million with an average annualized yield of 0.52% for the year ended December 31, 2017, from $233.5 million with an average annualized yield of 0.50% for the year ended December 31, 2016. Average money market deposits decreased by $9.6 million, or 13.2%, to $63.1 million with an average annualized yield of 0.17% for the year ended December 31, 2017, from $72.7 million with an average annualized yield of 0.16% for the 2016 period. For both the years ended December 31, 2017 and 2016, the average rate paid on our interest-bearing liabilities was 0.80%.

Our strategies for increasing and retaining core relationship deposits, managing loan originations within our acceptable credit criteria and loan category concentrations, and our branch network strategy have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to its customers as an alternative to other insured deposits. Average balances of repurchase agreements for the year ended December 31, 2018 amounted to $19.7 million, with an average interest rate of 0.29%, compared to $22.1 million, with an average interest rate of 0.30%, for 2017, and $19.3 million, with an average interest rate of 0.32%, for 2016.

The Company also utilizes Federal Home Loan Bank of New York ("FHLB") term borrowings as an additional funding source. Average FHLB term borrowings amounted to $25.9 million, $26.5 million, and $27.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, with an average yield of 1.91%, 2.34% and 2.26%, respectively.

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021 when the rate adjusts. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at December 31, 2018, 2017, and 2016, which included $77,000, $112,000, and $145,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

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

	Years ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

	(in thousands, except for percentages)
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$24,861	$483	1.95%	$33,255	$350	1.05%	$26,241	$133	0.51%
Investment securities	93,352	2,283	2.45%	94,052	2,089	2.22%	84,227	1,693	2.01%
Loans, net of unearned fees (1) (2)	890,304	41,726	4.69%	793,671	35,801	4.51%	724,511	32,798	4.53%

Total Interest-Earning Assets	1,008,517	44,492	4.41%	920,978	38,240	4.15%	834,979	34,624	4.15%

Non-Interest-Earning Assets:
Allowance for loan loss	(11,201)			(9,933)			(9,275)
Other assets	76,475			79,850			77,181

Total Assets	$1,073,791			$990,895			$902,885

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
NOW deposits	$215,964	1,356	0.63%	$201,490	958	0.48%	$151,360	649	0.43%
Savings deposits	260,216	2,008	0.77%	256,222	1,330	0.52%	233,514	1,165	0.50%
Money market deposits	51,481	94	0.18%	63,093	107	0.17%	72,721	119	0.16%
Time deposits	201,366	3,696	1.84%	135,326	1,968	1.45%	133,842	1,896	1.42%
Securities sold under agreements to repurchase	19,738	58	0.29%	22,066	66	0.30%	19,309	61	0.32%
FHLB and other borrowings	25,932	494	1.91%	26,544	620	2.34%	27,304	618	2.26%
Subordinated debt	9,907	660	6.67%	9,872	658	6.67%	9,840	656	6.67%

Total Interest-Bearing Liabilities	784,604	8,366	1.07%	714,613	5,707	0.80%	647,890	5,164	0.80%

Non-Interest-Bearing Liabilities:
Demand deposits	168,388			163,707			150,495
Other liabilities	9,512			8,003			7,919

Total Non-Interest-Bearing Liabilities	177,900			171,710			158,414

Shareholders’ Equity	111,287			104,572			96,581

Total Liabilities and Shareholders’ Equity	$1,073,791			$990,895			$902,885

NET INTEREST INCOME		$36,126			$32,533			$29,460

NET INTEREST SPREAD (3)			3.34%			3.35%			3.35%

NET INTEREST MARGIN (4)			3.58%			3.53%			3.53%

(1)	Included in interest income on loans are loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated the amounts of the total change in net interest income that can be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount of the change that can be attributed to changes in interest rates.

	Years ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due to change in
	Average volume	Average rate	Net	Average volume	Average rate	Net

	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$(88)	$221	$133	$36	$181	$217
Investment securities	(16)	210	194	197	199	396
Loans, net of unearned fees	4,359	1,566	5,925	3,131	(128)	3,003

Total Interest Income	4,255	1,997	6,252	3,364	252	3,616

Interest Paid On:
NOW deposits	69	329	398	215	94	309
Savings deposits	21	657	678	113	52	165
Money market deposits	(20)	7	(13)	(16)	4	(12)
Time deposits	960	768	1,728	1	71	72
Securities sold under agreements to repurchase	(7)	(1)	(8)	8	(3)	5
FHLB and other borrowings	(14)	(112)	(126)	(16)	18	2
Subordinated debt	2	—	2	2	—	2

Total Interest Expense	1,011	1,648	2,659	307	236	543

Net Interest Income	$3,244	$349	$3,593	$3,057	$16	$3,073

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

Our provision for loan losses for the year ended December 31, 2018 was $775,000, as compared to $1.5 million for the year ended December 31, 2017. The decrease in our provision was primarily due to a decline in the Company's historical loss rates, partially offset by an increase in loan activity. The $775,000 provision for 2018 was driven by a number of factors, including the level of charge-offs and recoveries, our assessment of the current state of the economy, allowances related to impaired loans and loan activity. The provision for the comparable 2017 period considered the same factors. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.4 million, or 1.24% of total loans at December 31, 2018, compared to $10.7 million, or 1.25% of total loans at December 31, 2017.

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

Non-Interest Income

Non-interest income amounted to $5.5 million for both the years ended December 31, 2018 and 2017. Gains on the sale of SBA loans increased $145,000, or 13.8%, resulting from a higher volume of originated salable loans. Other loan fees increased $314,000, or 53.4%, due to higher loan prepayment fees. Additionally, service fees on deposit accounts increased by $108,000, or 14.0%, mainly due to the realignment of fees on various products, and title agency fees increased by $71,000. These increases were offset by a $295,000, or 18.6%, decrease in mortgage banking revenue. The slowdown in residential lending activity was mainly due to the change in the mix of mortgage originations to more portfolio adjustable rate products versus rateable fixed rate mortgages, coupled with higher interest rates and tighter competition. Additionally, other income declined by $181,000, or 19.7%, primarily due to the reclassification of $192,000 in debit card interchange expenses recorded as contra-revenue due to the adoption of ASU 2014-09 in 2018, as well as the recognition of a $53,000 unrealized loss related to the Bank's investment in a Community Reinvestment Act ("CRA") mutual fund due to the adoption of ASU 2016-01 in 2018.

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

Non-Interest Expenses

Non-interest expenses for year ended December 31, 2018 increased $1.7 million, or 7.3%, compared to the year ended December 31, 2017. This increase was primarily the result of an increase of $1.9 million, or 13.5%, in salaries and employee benefits, which was due primarily to both annual merit increases and new hires in the lending and deposit teams. Professional fees increased $106,000, or 7.1%, primarily due to higher consulting and audit fees. Data processing expenses increased $185,000, partially due to one-time final costs resulting from the implementation of the new banking platform. These increases were partially offset by declines primarily in occupancy and equipment, advertising, outside service fees and loan workout expenses.

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

Income Tax Expense

The Company recorded $4.0 million and $6.0 million in income tax expense for the years ended December 31, 2018 and 2017, respectively. Income tax expense for 2018 was impacted by approximately $290,000 of additional expense resulting from New Jersey's enacted Corporate Business Tax surtax. The effective tax rate for 2018 decreased to 26.3% from 48.1% in 2017 primarily due to the previously mentioned $1.8 million charge in 2017 related to the re-valuation of our net deferred tax asset as a result of the Tax Act, along with the lower Federal corporate income tax rate from 34% to 21%, effective January 1, 2018. Additionally, the Company recorded tax benefits of $216,000 and $191,000 related to the accounting treatment of equity-based compensation for the years ended December 31, 2018 and 2017, respectively.

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

Financial Condition
December 31, 2018 Compared to December 31, 2017

Assets

At December 31, 2018, total assets were $1.10 billion, an increase of $56.6 million, or 5.4%, compared to $1.04 billion at December 31, 2017. At December 31, 2018, total loans were $921.3 million, an increase of $70.4 million, or 8.3%, from the $850.9 million reported at December 31, 2017. Investment securities, including restricted stock, were $80.4 million at December 31, 2018 as compared to $94.6 million at December 31, 2017, a decrease of $14.2 million, or 15.0%. At December 31, 2018, cash and cash equivalents totaled $48.1 million compared to $48.2 million at December 31, 2017. Our liquidity position is described below under “Liquidity.” Goodwill totaled $18.1 million at both December 31, 2018 and 2017.

Liabilities

Total liabilities increased $46.7 million, or 5.0%, to $979.9 million at December 31, 2018, from $933.2 million at December 31, 2017. Total deposits increased $55.8 million, or 6.5%, to $917.4 million at December 31, 2018, from $861.6 million at December 31, 2017. FHLB and other borrowings decreased $3.3 million to $22.5 million at December 31, 2018, from $25.8 million at December 31, 2017.

Securities Portfolio

Investment securities, including restricted investments, totaled $80.4 million at December 31, 2018 compared to $94.6 million at December 31, 2017, a decrease of $14.2 million, or 15.0%. For 2018 and 2017, investment securities purchases amounted to $9.3 million and $18.0 million, respectively, while repayments, calls and maturities amounted to $23.2 million and $20.4 million, respectively. In 2018 and 2017, there were no investment securities sales.

The Company maintains an investment portfolio to fund loan and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and an investment in a CRA mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and the Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At December 31, 2018, the Company maintained $13.4 million of GSE residential mortgage-backed securities in the investment portfolio and $6.2 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing to the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, and adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of three single issue securities issued by large financial institutions with Moody’s ratings from Baa1 to Baa2. These securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at December 31, 2018. The unrealized loss on these securities is related to general market conditions and the widening of interest rate spreads.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of December 31, 2018, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these investments or the credit quality of the financial institution issuers could result in impairment charges in the future.

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

The Company has equity securities, which consists solely of the Community Reinvestment Act ("CRA") Mutual Fund. Net unrealized gains and losses are recognized through earnings beginning January 1, 2018 after the adoption of ASU 2016-01.

The following table sets forth the carrying value of the securities portfolio as of December 31, 2018, 2017 and 2016 (in thousands).

	December 31,
	2018	2017	2016
Securities available for sale at fair value:
U.S. Government agency securities	$11,635	$10,057	$8,413
Municipal securities	487	495	503
U.S. Government-sponsored enterprises (“GSE”) - residential mortgage-backed securities	5,947	8,219	11,255
U.S. Government collateralized residential mortgage obligations	4,423	7,482	9,537
Corporate debt securities, primarily financial institutions	1,915	2,431	2,359

Total securities available for sale	$24,407	$28,684	$32,067

Total equity securities	$2,451	$2,448	$2,397

Securities held to maturity at amortized cost:
Municipal securities	$36,436	$46,614	$47,806
GSE - residential mortgage-backed securities	7,423	7,339	5,414
U.S. Government collateralized residential mortgage obligations	1,769	2,224	2,801
Corporate debt securities, primarily financial institutions	1,827	1,825	1,822

Total securities held to maturity	$47,455	$58,002	$57,843

The contractual maturity distribution and weighted average yields, calculated on the basis of the stated yields to maturity, taking into account applicable premiums or discounts, of the securities portfolio at December 31, 2018 is set forth in the following table (excluding restricted stock and mutual fund). Securities available for sale are carried at amortized cost in the table for purposes of calculating the weighted average yield. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There have been no tax equivalent adjustments made to the yields on tax-exempt securities.

December 31, 2018	Due within 1 year		Due 1 – 5 years		Due 5 – 10 years		Due after 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield	Amortized Cost	Wtd Avg Yield
Securities available for sale:
U.S. Government agency securities	$1,254	2.00%	$5,493	2.06%	$1,423	6.15%	$3,630	6.30%	$11,800	3.85%
Municipal securities	—	—	487	4.38%	—	—	—	—	487	4.38%
GSE – residential mortgage-backed securities	—	—	351	2.00%	2,040	3.02%	3,740	3.46%	6,131	3.23%
U.S. Government collateralized residential mortgage obligations	—	—	90	2.00%	2,506	1.47%	2,004	3.72%	4,600	2.46%
Corporate debt securities, primarily financial institutions	—	—	1,499	3.11%	—	—	500	3.51%	1,999	3.21%

Total securities available for sale	$1,254	2.00%	$7,920	2.40%	$5,969	3.08%	$9,874	4.56%	$25,017	3.40%

Securities held to maturity:
Municipal securities	$5,415	2.22%	$1,290	3.83%	$6,244	4.06%	$23,487	4.67%	$36,436	4.17%
GSE – residential mortgage-backed securities	—	—	317	2.50%	3,018	2.50%	4,088	3.10%	7,423	2.83%
U.S. Government collateralized residential mortgage obligations	—	—	—	—	202	2.00%	1,567	2.52%	1,769	2.46%
Corporate debt securities primarily financial institutions	—	—	—	—	1,827	3.13%	—	—	1,827	3.13%

Total securities held to maturity	$5,415	2.22%	$1,607	3.57%	$11,291	3.46%	$29,142	4.33%	$47,455	3.86%

Loan Portfolio

The following table summarizes total loans outstanding by loan category and amount on the dates indicated.

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent

	(in thousands, except for percentages)
Commercial and industrial	$109,362	11.9%	$101,371	11.9%	$93,697	12.4%
Real estate - construction	144,865	15.7%	118,094	13.9%	111,914	14.9%
Real estate - commercial	552,549	60.0%	537,733	63.2%	460,685	61.2%
Real estate - residential	84,123	9.1%	64,238	7.6%	59,065	7.8%
Consumer	31,144	3.4%	30,203	3.5%	28,279	3.8%
Unearned fees	(742)	(0.1)%	(765)	(0.1)%	(548)	(0.1)%

Total loans	$921,301	100.0%	$850,874	100.0%	$753,092	100.0%

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent

	(in thousands, except for percentages)
Commercial and industrial	$100,154	14.5%	$96,514	15.4%
Real estate - construction	104,231	15.0%	89,145	14.2%
Real estate - commercial	422,665	61.0%	383,777	61.1%
Real estate - residential	39,524	5.7%	30,808	4.9%
Consumer	27,136	3.9%	28,095	4.5%
Unearned fees	(560)	(0.1)%	(725)	(0.1)%

Total loans	$693,150	100.0%	$627,614	100.0%

Total loans, net of unearned fees, increased by $70.4 million, or 8.3%, to a new high of $921.3 million at December 31, 2018 compared to $850.9 million at December 31, 2017. The increase was due to growth in all sectors of the portfolio. Our local economy reflects some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending in 2019, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong as we continue to stay focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River LPO into a new, more highly visible location that now compliments our other LPO in Summit, New Jersey. Our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at December 31, 2018 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate loans remained the largest component, constituting 60.0% of our total loans outstanding at December 31, 2018, down from 63.2% at December 31, 2017. These loans increased by $14.8 million, or 2.8%, to $552.5 million at December 31, 2018, compared to $537.7 million at December 31, 2017, due to both increased production as well as completed construction projects. Commercial and industrial loans increased $8.0 million, or 7.9%, to $109.4 million at year-end 2018 compared to $101.4 million at year-end 2017, and comprised 11.9% of our portfolio, unchanged from the prior year. Real estate construction loans increased by $26.8 million, or 22.7%, to $144.9 million at December 31, 2018, and comprised 15.7% of our total loans outstanding, up from 13.9% for the prior year. Residential real estate loans increased $19.9 million, or 31.0%, and comprised 9.1% of our total loan portfolio at December 31, 2018, up from 7.6% for the prior year. Consumer loans increased by $941,000, or 3.1%, to $31.1 million at December

31, 2018 compared to $30.2 million at December 31, 2017, and comprised 3.4% of our 2018 loan portfolio compared to 3.5% for 2017.

The following table sets forth the aggregate maturities of commercial and construction related loans, in specified categories and the amount of such loans, which have fixed and variable rates as of December 31, 2018.

As of December 31, 2018	Due within 1 year	Due 1–5 years	Due after 5 years	Total
		(in thousands)
Commercial and industrial	$48,292	$35,065	$26,005	$109,362
Real estate - construction	83,866	27,979	33,020	144,865
Real estate - commercial	11,700	86,354	454,495	552,549

Total	$143,858	$149,398	$513,520	$806,776

Fixed rate loans	$57,015	$85,342	$32,968	$175,325
Variable rate loans	86,843	64,056	480,552	631,451

Total	$143,858	$149,398	$513,520	$806,776

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

At December 31, 2018 and 2017, the Company had $1.4 million and $2.1 million in non-accrual loans, respectively. Our non-performing loans are primarily secured by real estate. There were no loans past due 90 days or more and still accruing interest at December 31, 2018 and 2017.

The following table summarizes our non-performing assets for each of the five years in the period ended December 31, 2017. Total TDRs are broken out at the bottom portion of the table.

	Years ended December 31,
	2018	2017	2016	2015	2014
(dollars in thousands)

Non-Performing Assets:
Non-Performing Loans:
Commercial and industrial	$765	$790	$119	$138	$119
Real estate – construction	150	150	—	—	407
Real estate – commercial	54	219	666	2,244	4,722
Real estate – residential	227	717	763	796	694
Consumer	194	194	—	—	295

Total Non-Performing Loans	1,390	2,070	1,548	3,178	6,237

OREO and repossessed assets	585	—	259	411	1,603

Total Non-Performing Assets	$1,975	$2,070	$1,807	$3,589	$7,840

Ratios:
Non-Performing loans to total loans	0.15%	0.24%	0.21%	0.46%	0.99%

Non-Performing assets to total assets	0.18%	0.20%	0.19%	0.42%	1.00%

Troubled Debt Restructured Loans:
Performing	$6,842	$6,053	$8,075	$9,289	$16,284
Non-performing (included in non-performing assets above)	877	994	157	1,552	4,269

Total non-performing loans decreased by $680,000 from December 31, 2017. Nine loans comprised the $1.4 million of non-performing loans at December 31, 2018, compared to twelve loans for the $2.1 million at December 31, 2017. At December 31, 2018, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At December 31, 2018, non-performing commercial and industrial loans decreased by $25,000 from December 31, 2017, primarily due to the charge-off of one loan relationship, partially offset by the addition of one credit. The $765,000 is comprised of five commercial term loans.

At December 31, 2018, non-performing real estate commercial loans decreased by $165,000 from December 31, 2017, due primarily to the payments and one loan transferred to OREO status.

At December 31, 2018, non-performing real estate residential loans decreased to $227,000 from December 31, 2017, due to one loan transferred to OREO status.

At December 31, 2018, non-performing consumer loans remained unchanged at $194,000 from December 31, 2017. The $194,000 is comprised of one home equity line of credit.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At December 31, 2018, the Bank had $585,000 in OREO as compared to none at December 31, 2017. During 2017, the Bank had sold its only OREO property for a loss of $17,000.

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

As of December 31, 2018, TDRs totaled $7.7 million as compared to $7.0 million at December 31, 2017, an increase of $672,000. The increase was largely the result of the addition of two credits, partially offset by pay downs and payoffs. The $7.7 million is comprised of $169,000 in real estate commercial loans, $3.1 million in real estate construction loans, $4.1 million in commercial and industrial loans, and $362,000 in real estate residential loans. All TDR's as of December 31, 2018, are collateral-dependent loans. Of the $7.7 million, no relationships have a specific reserve in the allowance for loan loss computation.

The $169,000 in real estate commercial loans identified as TDRs are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate.

The $3.1 million in real estate construction loans are primarily comprised of three relationships and are all performing, with the exception of one non-accrual loan totaling $150,000.

The $4.1 million in commercial and industrial loans are all performing, with the exception of four non-accrual loans totaling $673,000.

The $362,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard and doubtful loans. At December 31, 2018, the Company had $14.9 million in loans that were risk rated as special mention, substandard or doubtful, which includes $1.4 million in non-accrual loans that are included in the substandard and doubtful categories. This $14.9 million of special mention, substandard and doubtful loans represent a decrease of $8.0 million from the $22.9 million at December 31, 2017, primarily due to two credits upgraded to pass from special mention during the first and fourth quarters and the full payoff of another credit.

At December 31, 2018, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories comprising potential problem loans.

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

The following table summarizes our allowance for loan losses for each of the five years in the period ended December 31, 2018.

	Years ended December 31,
	2018	2017	2016	2015	2014

	(in thousands, except for percentages)
Balance at beginning of year	$10,668	$9,565	$8,713	$8,069	$7,872

Provision charged to expense	775	1,530	515	490	621

Recoveries of loans charged off:
Commercial and industrial	33	18	12	12	454
Real estate - construction	2	12	12	217	—
Real estate - commercial	26	24	696	2	177
Real estate - residential	—	—	—	—	30
Consumer	22	6	66	5	46
Loans charged-off:
Commercial and industrial	(115)	(381)	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - commercial	(13)	—	(444)	—	(990)
Real estate - residential	—	—	—	—	(4)
Consumer	—	(106)	(5)	(82)	(137)

Recoveries (charge-offs), net	(45)	(427)	337	154	(424)

Balance of allowance at end of year	$11,398	$10,668	$9,565	$8,713	$8,069

Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	0.05%	(0.05%)	(0.02)%	0.07%

Balance of allowance as a percent of loans at year-end	1.24%	1.25%	1.27%	1.26%	1.29%

Ratio of allowance to non-performing loans at year-end	820.00%	515.36%	617.89%	274.17%	129.37%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category of loans and the percentage of loans in each category to total loans for each of the five years in the period ended December 31, 2018.

	December 31,
	2018			2017			2016
		Percent of			Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$745	6.5%	11.9%	$930	8.7%	11.9%	$844	8.8%	12.4%
Real estate - construction	2,049	18.0%	15.7%	1,389	13.0%	13.9%	1,276	13.3%	14.9%
Real estate - commercial	7,283	63.9%	59.9%	7,325	68.7%	63.1%	6,315	66.1%	61.1%
Real estate - residential	668	5.9%	9.1%	502	4.7%	7.6%	463	4.8%	7.8%
Consumer	147	1.3%	3.4%	174	1.6%	3.5%	244	2.6%	3.8%
Unallocated	506	4.4%	—%	348	3.3%	—%	423	4.4%	—%

Total	$11,398	100.0%	100.0%	$10,668	100.0%	100.0%	$9,565	100.0%	100.0%

	December 31,
	2015			2014

		Percent of			Percent of
(dollars in thousands)	Amount	Allowance to total allowance	Loans to total loans	Amount	Allowance to total allowance	Loans to total loans
Balance applicable to:
Commercial and industrial	$990	11.4%	14.5%	$1,044	12.9%	15.4%
Real estate - construction	1,283	14.7%	15.0%	1,454	18.0%	14.2%
Real estate - commercial	5,599	64.2%	60.9%	4,624	57.3%	61.0%
Real estate - residential	304	3.5%	5.7%	223	2.8%	4.9%
Consumer	242	2.8%	3.9%	565	7.0%	4.5%
Unallocated	295	3.4%	—%	159	2.0%	—%

Total	$8,713	100.0%	100.0%	$8,069	100.0%	100.0%

The Company’s allowance for loan losses was $11.4 million and $10.7 million at December 31, 2018 and 2017, respectively. The allowance for loan losses as a percentage of total loans at December 31, 2018 was 1.24%, compared with 1.25% at December 31, 2017. The Company had total provisions to the allowance for loan losses for the year ended December 31, 2018 in the amount of $775,000 as compared to $1.5 million for the comparable period in 2017. Net charge-offs for the year ended December 31, 2018 were $45,000, compared to $427,000 for the year ended December 31, 2017. Total recoveries were $83,000 for the year ended December 31, 2018 compared to $60,000 in 2017. Total charge-offs were $128,000 for the year ended December 31, 2018 compared to $487,000 in 2017. The $128,000 in charge-offs in 2018 was related to two credits that were charged off in the first and second quarters. Non-performing loans at December 31, 2018 are either well-collateralized or adequately reserved for in the allowance for loan losses.

During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result increasing or decreasing the provision for certain loan categories that the Company either had experienced more or less historical net charge-offs.

In management’s opinion, the level of allowance for loan losses, totaling $11.4 million at December 31, 2018, is appropriate to adequately provide for inherent and probable losses in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, as well as general market and economic conditions.

Bank Owned Life Insurance (“BOLI”)

In November of 2004, the Company invested in $3.5 million of BOLI as a source of funding for certain life insurance benefits for officers and for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERP provides for payments to such executives upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI, most recently $3.9 million purchased in the third quarter of 2016, in order to provide life insurance benefits for additional officers upon death or disability and to provide a source of funding for future enhancements of the benefits under the SERP. Expenses related to the SERP were approximately $319,000 and $309,000 for the years ended December 31, 2018 and 2017, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $525,000 and $544,000 for the years ended December 31, 2018 and 2017, respectively. During the third quarter of 2016, the Company received an $862,000 tax-free BOLI death benefit.

Premises and Equipment

Premises and equipment totaled $5.9 million and $6.2 million at December 31, 2018 and 2017, respectively. Depreciation expense for 2018 was $691,000 compared to $765,000 in 2017.

Goodwill and Intangible Assets

Intangible assets totaled $18.1 million at both December 31, 2018 and 2017, which is comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2018. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million. Accordingly, there was no impairment recorded during 2018 and 2017.

There can be no assurance that future testing will not result in material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 6, “Goodwill and Other Intangible Assets” in the Company’s financial statements.

Deposits

Deposits are the Company's primary source of funds. The deposit increase during 2018 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2019 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered CDs and deposits obtained through the use of deposit listing services (“Listed Service CDs”), at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

In the third quarter of 2017, the Company closed and consolidated its Allaire and Manasquan branches into a new and more visible location in Sea Girt, New Jersey. In the fourth quarter of 2018, we closed our New Brunswick branch as that office had not met our long-term expectations. The closure of these offices was in line with our strategic plans of optimizing the profitability of our branch network. Additionally, in the fourth quarter of 2018, we executed a branch lease for a new office in Newark, New Jersey. We also purchased a new site in Middletown, New Jersey, and will be relocating our existing Middletown branch into this new, more visible location. Both new branches are expected to open in 2019.

Total deposits at December 31, 2018 were $917.4 million, an increase of $55.8 million, or 6.5%, from the $861.6 million at December 31, 2017. Core checking deposits at December 31, 2018, decreased $30.0 million, or 7.5%, to $370.0 million when compared to year-end 2017, primarily due to seasonality in our municipal deposit relationships, while savings accounts, money market deposits and time deposits, including wholesale and brokered CDs, increased $85.8 million, or 18.6%, to $547.4 million as compared to December 31, 2017. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our costs of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at December 31, 2018 amounted to $765.0 million and accounted for 83.4% of total deposits as compared to $761.6 million and 88.4% of total deposits at December 31, 2017. During 2018, we continued to price our CDs $250,000 and over at rates that did not exceed our market competition. The balance in our CDs $250,000 and over amounted to $38.5 million at December 31, 2018 compared to $14.9 million at December 31, 2017, an increase of $23.6 million. At December 31, 2018, brokered CDs totaled $74.1 million as compared to $40.7 million at December 31, 2017, with rates ranging from 1.30% to 3.15% and original terms ranging from 12 to 60 months, while Listed Service CDs totaled $39.8 million compared to $44.4 million at December 31, 2017, with rates between 1.30% to 3.26% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the FHLB of New York without any collateral requirements.

The following table reflects the average balances and average rates paid on deposits for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
	2018		2017		2016
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand	$168,388	—	$163,707	—	$150,495	—
Interest-bearing demand (NOW)	215,964	0.63%	201,490	0.48%	151,360	0.43%
Savings deposits	260,216	0.77%	256,222	0.52%	233,514	0.50%
Money market deposits	51,481	0.18%	63,093	0.17%	72,721	0.16%
Time deposits	201,366	1.84%	135,326	1.45%	133,842	1.42%

Total	$897,415	0.80%	$819,838	0.53%	$741,932	0.52%

The following table sets forth a summary of the maturities of certificates of deposit $100,000 and over at December 31, 2018 (in thousands).

December 31, 2018
Due in three months or less	$10,745
Due over three months through twelve months	63,953
Due over one year through three years	40,829
Due over three years	7,869

Total certificates of deposit $100,000 and over	$123,396

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines at December 31, 2018 and 2017. The Bank also has a remaining borrowing capacity with the FHLB of approximately $47.6 million based on the current loan collateral pledged of $147.6 million at December 31, 2018.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At December 31, 2018, 2017 and 2016, the Company had no short-term borrowings outstanding.

At December 31, 2018, 2017 and 2016, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $22.5 million, $25.8 million and $25.3 million, respectively. Total FHLB advances had a weighted average interest rate of 1.93%, 1.87% and 2.35% at December 31, 2018, 2017 and 2016, respectively. These advances are contractually scheduled for repayment as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
2017	$—	$—	$12,000
2018	—	3,300	3,300
2019	2,800	2,800	2,800
2020	2,700	2,700	2,700
2021	8,500	8,500	3,500
2022	7,500	7,500	—
2023	1,000	1,000	1,000

Total FHLB borrowings	$22,500	$25,800	$25,300

The maximum amount outstanding of FHLB advances at any month-end during 2018, 2017 and 2016 was $39.5 million, $35.3 million and $35.3 million, respectively. The average interest rates paid on FHLB advances for 2018, 2017 and 2016 were 1.91%, 2.34% and 2.26%, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at December 31, 2018, 2017 and 2016, which included $77,000, $112,000, and $145,000, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $19.4 million at December 31, 2018, a decrease of $7.7 million, or 28.5%, from $27.1 million at December 31, 2017.

Repurchase agreements are summarized as follows:

	Years ended December 31,
	2018	2017	2016

	(dollars in thousands)
Balance at year-end	$19,402	$27,120	$19,915
Average during the year	19,738	22,066	19,309
Maximum month-end balance	23,884	27,120	22,105
Weighted average rate during the year	0.29%	0.30%	0.32%
Weighted average rate at year-end	0.24%	0.25%	0.24%

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

At December 31, 2018, the Company had $48.1 million in cash and cash equivalents as compared to $48.2 million at December 31, 2017. Cash and cash equivalent balances included $24.1 million and $18.6 million held at the Federal Reserve Bank of New York at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, there were no Federal funds sold. Further information regarding our borrowing capacity with FHLB and unsecured lines is discussed previously under the caption “Borrowings.”

On August 15, 2018, the Company filed a registration statement with the SEC permitting it to issue a combination of securities, in one or more offerings on an as-needed basis, from time to time until August 2021, up to $30.0 million. This registration statement was declared effective by the SEC on August 31, 2018. The purpose of this registration statement was to replace the availability previously provided by the Company's registration statement that expired in September 2018. See “Capital” below.

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

The following table sets forth the amounts and expected maturities of off-balance sheet arrangements and contractual obligations as of December 31, 2018.

	Within one year	After one but within three years	After three but within five years	After five years	Total
(in thousands)
Off Balance Sheet Arrangements:
Lines of credit secured by 1-4 family residential properties	$1,476	$2,740	$3,659	$17,953	$25,828
Commitments to fund commercial real estate and construction loans	62,710	33,089	272	81,579	177,650
Commitments to fund commercial and industrial and other loans	40,470	11,173	1,477	7,459	60,579
Commercial and financial letters of credit	4,220	25	—	—	4,245
Contractual Obligations:
Time deposits	134,149	93,930	16,671	—	244,750
FHLB and other borrowings	2,800	18,700	1,000	—	22,500
Subordinated debentures	—	—	—	9,923	9,923
Operating lease obligations	1,481	2,804	2,955	8,508	15,748
Retirement obligations projected	31	64	338	2,039	2,472
Total off-balance sheet arrangements and contractual obligations	$247,337	$162,525	$26,372	$127,461	$563,695

Capital

Shareholders’ equity increased by $9.9 million, or 9.3%, to $116.5 million at December 31, 2018 compared to $106.6 million at December 31, 2017. Net income for 2018 added $11.2 million to shareholders’ equity. Additionally, stock-based compensation expense of $317,000, options exercised of $423,000 and employee stock purchases of $63,000 were other major contributors to the increase. These increases were partially offset by $1.7 million in cash dividends on common stock.

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

As of December 31, 2018, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital amounts and ratios of the Company and the Bank at December 31, 2018 and 2017 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in Thousands)
As of December 31, 2018
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$98,758	10.14%	$ >43,808	>4.50%	N/A	N/A
Two River Community Bank	107,891	11.09%	>43,782	>4.50%	$ >63,240	>6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	120,156	12.34%	>77,882	>8.00%	N/A	N/A
Two River Community Bank	119,289	12.26%	>77,834	>8.00%	>97,293	>10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	98,758	10.14%	>58,411	>6.00%	>58,411	>6.00%
Two River Community Bank	107,891	11.09%	>58,376	>6.00%	>77,834	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	98,758	9.10%	>43,389	>4.00%	N/A	N/A
Two River Community Bank	107,891	9.95%	>43,363	>4.00%	>54,204	>5.00%

As of December 31, 2017
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$88,733	9.68%	$ >41,250	>4.50%	N/A	N/A
Two River Community Bank	97,723	10.66%	>41,253	>4.50%	$ >59,587	>6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	109,401	11.93%	>73,362	>8.00%	N/A	N/A
Two River Community Bank	108,391	11.82%	>73,361	>8.00%	>91,701	>10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	88,733	9.68%	>55,000	>6.00%	>55,000	>6.00%
Two River Community Bank	97,723	10.66%	>55,004	>6.00%	>73,338	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	88,733	8.85%	>40,105	>4.00%	N/A	N/A
Two River Community Bank	97,723	9.76%	>40,050	>4.00%	>50,063	>5.00%
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

Banks and their holding companies are also required to maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

During the years ended December 31, 2017 and 2018, the Company's and the Bank's capital levels exceeded the applicable capital conservation buffer. Effective January 1, 2019, the capital levels required to avoid limitation on elective distributions applicable to the Company and the Bank were as follows:

i.	a common equity Tier 1 capital ratio of 7.00%;

ii.	a Tier 1 Risk based capital ratio of 8.50%; and

iii.	a Total Risk based capital ratio of 10.50%.

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

The following table set forth the gap analysis at December 31, 2018. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds. Core deposits such as interest-bearing demand, savings and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates.

	Under six months	Six months through one year	More than one year through three years	More than three years through five years	More than five years through ten years	More than ten years and not repricing	Total
(in thousands, except percentages)
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$24,067	$24,067
Interest-bearing deposits in bank	24,059	—	—	—	—	—	24,059
Securities	13,606	7,504	14,992	6,855	28,286	3,070	74,313
Restricted stock	—	—	—	—	—	6,082	6,082
Loans, including held for sale	251,055	85,955	250,288	259,081	71,703	4,715	922,797
Other assets	—	—	—	—	—	45,101	45,101
Total assets	$288,720	$93,459	$265,280	$265,936	$99,989	$83,035	$1,096,419

Liabilities and shareholders' equity:
Non-interest bearing deposits	$—	$—	$—	$—	$—	$176,655	$176,655
Interest-bearing demand, savings and money market deposits	244,651	—	61,704	99,188	90,406	—	495,949
Time deposits	45,868	84,405	98,055	16,422	—	—	244,750
Borrowed funds and subordinated debt	21,202	1,000	21,123	8,500	—	—	51,825
Other liabilities	—	—	—	—	—	10,742	10,742
Shareholders' equity	—	—	—	—	—	116,498	116,498
Total liabilities and shareholders' equity	$311,721	$85,405	$180,882	$124,110	$90,406	$303,895	$1,096,419

Gap	$(23,001)	$8,054	$84,398	$141,826	$9,583	$(220,860)
Cumulative gap	$(23,001)	$(14,947)	$69,451	$211,277	$220,860	$—
Cumulative gap to total assets	(2.1%)	(1.4%)	6.3%	19.3%	20.1%	—

As of December 31, 2018, the Company’s six month cumulative gap was -2.1% of total assets, or a negative $23.0 million, while its one-year cumulative gap was -1.4% of total assets, or a negative $14.9 million, which is within the ALCO policy guideline of + or - 25%.

Simulation Modeling

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve and twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2018. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2018.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2018. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2018. As of December 31, 2018 and 2017, the results of the simulation model were within guidelines prescribed by the ALCO policy. If model results were to fall outside prescribed ranges, action would be required by ALCO.

	Immediate Shock in Interest Rates
December 31, 2018	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(668)	-1.8%	$(661)	-1.8%	-10.0%

	Immediate Shock in Interest Rates
December 31, 2017	200 basis point increase		200 basis point decrease
(dollars in thousands)	Dollar change	Percent of change	Dollar change	Percent of change	ALCO Policy Guideline
Twelve month horizon:
Net interest income change	$(1,530)	-4.4%	$(1,525)	-4.4%	-10.0%

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

At December 31, 2018 and 2017, the Company’s variance in the EVPE as a percentage of change from book value of tangible equity compared to no change in interest rates, and to an instantaneous and sustained parallel shift of + or - 200 basis points, is within the Company’s policy guidelines as presented below.

		Economic Value of Portfolio Equity
		December 31, 2018
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$146,557	$149,917	$137,211
$ Change		3,360	(9,346)
% Change to Present Value of Equity		2.3%	-6.4%	-25.0%

		December 31, 2017
Change in Interest Rates (dollars in thousands)	Base Case (0 bp)	-200bp	+200bp	ALCO Policy Guideline
Economic Value of Equity	$132,313	$132,537	$123,290
$ Change		224	(9,023)
% Change to Present Value of Equity		0.2%	-6.8%	-25.0%

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment using those criteria, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting and its compliance with laws and regulations relating to safety and soundness that are designated by the FDIC and the Federal Reserve was effective.

BDO USA, LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2018, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, as stated in their reports, which are included herein.

/s/ WILLIAM D. MOSS		/s/ A. RICHARD ABRAHAMIAN
Name:	William D. Moss	Name:	A. Richard Abrahamian
Title:	Chairman of the Board, President and Chief Executive Officer	Title:	Executive Vice President and Chief Financial Officer
Date:	March 15, 2019	Date:	March 15, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the captions “Item 1 – ELECTION OF CLASS I DIRECTORS – Information Concerning Nominees and Continuing Directors,” “Executive Officers,” “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS – Section 16(a) Beneficial Ownership Reporting Compliance,” “CORPORATE GOVERNANCE – Code of Conduct and Corporate Governance Guidelines” and “– Audit Committee.”

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the captions “DIRECTOR COMPENSATION,” "EXECUTIVE COMPENSATION - SUMMARY COMPENSATION TABLE," "- 2018 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END," "-Executive Incentive, Employment and Change In Control Arrangements," and “CORPORATE GOVERNANCE – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2018. The information in the table has been adjusted for all subsequent stock dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	242,533	$5.89	111,419

Equity compensation plans not approved by security holders	—	N/A	—
Total	242,533	$5.89	111,419

(1)	The Company may issue these shares pursuant to options and restricted stock awards.

Security Ownership of Certain Beneficial Owners and Management.

The additional information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the caption “STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the captions “CERTAIN TRANSACTIONS WITH MANAGEMENT” and “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accountant Fees and Services.

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firm is incorporated by reference from the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders under the caption “ITEM 3 – RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Auditor Fees” and “– Audit Committee Pre-Approval Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

The following documents, located on pages F-1 to F-55 that follow, are filed as part of this report:

1.	Financial Statements of Two River Bancorp

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Operations – Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows – Years Ended December 31, 2018, 2017 and 2016

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

4.4		Form of Rights Certificate of the Registrant (incorporated by reference to Exhibit B to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2011)

10.0	#	Two River Bancorp Amended and Restated Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013)

10.1	#
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
Fifth Amendment to Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

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
Change in Control Agreement, dated as of June 25, 2018, among the Registrant, Two River Community Bank and Anthony A. Mero (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the SEC on August 8, 2018)

10.20	#
Two River Community Bank 2014 Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report as Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014)

10.21	#
Two River Community Bank Supplemental Executive Retirement Agreement dated as of January 1, 2012 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 15, 2012)

10.22	#
First Amendment to the Two River Community Bank Supplemental Executive Retirement Agreement dated as of June 1, 2013 between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with SEC on August 23, 2013)

10.23	#
Second Amendment to Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

10.24	#
Deferred Compensation Agreement dated as of September 7, 2016, between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on September 9, 2016)

10.25	#
Supplemental Executive Retirement Agreement dated as of September 30, 2016, between Two River Community Bank and Anthony Mero (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on October 3, 2016)

10.26	#
Employment Agreement dated as of June 1, 2016, among the Registrant, Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2016)

10.27	#
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

Item 16. Form 10-K Summary.

None.

TWO RIVER BANCORP

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Two River Bancorp
Tinton Falls, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Two River Bancorp (the "Company") and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.
Philadelphia, Pennsylvania
March 15, 2019

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Two River Bancorp
Tinton Falls, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited Two River Bancorp's (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 15, 2019

Two River Bancorp

Consolidated Balance Sheets
	December 31,
	2018	2017
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$24,067	$29,575
Interest-bearing deposits in bank	24,059	18,644
Cash and cash equivalents	48,126	48,219

Securities available for sale, at fair value (amortized cost of $25,017 and $29,127 at December 31 2018 and December 31, 2017, respectively)	24,407	28,684
Securities held to maturity, at amortized cost (fair value of $47,266 and $58,549 at December 31, 2018 and 2017, respectively)	47,455	58,002
Equity securities, at fair value	2,451	2,448
Restricted investments, at cost	6,082	5,430
Loans held for sale	1,496	2,581
Loans	921,301	850,874
Allowance for loan losses	(11,398)	(10,668)
Net Loans	909,903	840,206

Other real estate owned (“OREO”)	585	—
Bank owned life insurance	22,098	21,573
Premises and equipment, net	5,917	6,239
Accrued interest receivable	2,583	2,554
Goodwill	18,109	18,109
Other assets	7,207	5,753

Total Assets	$1,096,419	$1,039,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$176,655	$167,297
Interest-bearing	740,699	694,260
Total Deposits	917,354	861,557

Securities sold under agreements to repurchase	19,402	27,120
FHLB and other borrowings	22,500	25,800
Subordinated debt	9,923	9,888
Accrued interest payable	119	70
Other liabilities	10,623	8,792

Total Liabilities	979,921	933,227

Shareholders’ Equity
Preferred stock, no par value; 6,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; Issued – 8,935,437 and 8,782,124 at December 31, 2018 and 2017, respectively Outstanding – 8,606,992 and 8,470,030 at December 31, 2018 and 2017, respectively	80,481	79,678
Retained earnings	39,109	29,593
Treasury stock, at cost; 328,445 and 312,094 shares at December 31, 2018 and 2017, respectively	(2,647)	(2,396)
Accumulated other comprehensive loss	(445)	(304)
Total Shareholders’ Equity	116,498	106,571

Total Liabilities and Shareholders’ Equity	$1,096,419	$1,039,798

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Operations
	Years Ended December 31,
	2018	2017	2016

	(In Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$41,726	$35,801	$32,798
Securities:
Taxable	1,175	988	776
Tax-exempt	1,108	1,101	917
Interest-bearing deposits	483	350	133
Total Interest Income	44,492	38,240	34,624
Interest Expense
Deposits	7,154	4,363	3,829
Securities sold under agreements to repurchase	58	66	61
FHLB and other borrowings	494	620	618
Subordinated debt	660	658	656
Total Interest Expense	8,366	5,707	5,164
Net Interest Income	36,126	32,533	29,460
Provision for Loan Losses	775	1,530	515
Net Interest Income after Provision for Loan Losses	35,351	31,003	28,945

Non-Interest Income
Service fees on deposit accounts	880	772	587
Mortgage banking	1,288	1,583	1,162
Other loan fees	902	588	610
Earnings from investment in bank owned life insurance	525	544	477
Death benefit on bank owned life insurance	—	—	862
Gain on sale of SBA loans	1,197	1,052	868
Net gain on sale of securities	—	—	72
Other income	739	920	851
Total Non-Interest Income	5,531	5,459	5,489

Non-Interest Expenses
Salaries and employee benefits	15,941	14,046	12,844
Occupancy and equipment	4,147	4,241	4,117
Professional	1,603	1,497	1,198
Insurance	242	216	216
FDIC insurance and assessments	497	467	412
Advertising	360	450	415
Data processing	738	553	554
Outside service fees	325	473	500
Amortization of identifiable intangibles	—	—	9
OREO expenses, impairments and sales, net	5	48	(274)
Loan workout expenses	144	233	73
Other operating	1,684	1,718	1,411
Total Non-Interest Expenses	25,686	23,942	21,475

Income before Income Taxes	15,196	12,520	12,959
Income tax expense	3,990	6,018	4,328
Net Income	$11,206	$6,502	$8,631
Earnings Per Common Share:
Basic	$1.32	$0.78	$1.04
Diluted	$1.29	$0.75	$1.01

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Comprehensive Income
	Years Ended December 31,
	2018	2017	2016
	(In Thousands)

Net income	$11,206	$6,502	$8,631
Other comprehensive (loss) income:
Unrealized holdings (losses) gains on securities available for sale, net of income tax (benefit) expense 2018: $(46), 2017: $56; 2016: $5	(121)	87	8

Other comprehensive (loss) income	(121)	87	8

Total comprehensive income	$11,085	$6,589	$8,639

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Shareholders' Equity
(Dollars in thousands, except per share data)
		Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock

Balance, January 1, 2016	$—	7,929,196	$72,890	$22,759	$(2,248)	$(399)	$93,002

Net income	—	—	—	8,631	—	—	8,631

Other comprehensive income	—	—	—	—	—	8	8

Stock-based compensation expense	—	—	231	—	—	—	231

Cash dividends on common stock ($0.14 per share)	—	—	—	(1,193)	—	—	(1,193)

Common stock dividend - 5%	—	399,554	5,750	(5,750)	—	—	—

Options exercised	—	27,527	104	—	—	—	104

Tax benefit related to stock compensation	—	—	25	—	—	—	25

Common stock repurchased	—	(13,232)	—	—	(148)	—	(148)

Restricted stock and other awards	—	17,000	—	—	—	—	—

Employee stock purchase program	—	5,397	56	—	—	—	56

Balance, December 31, 2016	$—	8,365,442	$79,056	$24,447	$(2,396)	$(391)	$100,716

Net income	—	—	—	6,502	—	—	6,502

Other comprehensive income	—	—	—	—	—	87	87

Stock-based compensation expense	—	—	279	—	—	—	279

Cash dividends on common stock ($0.17 per share)	—	—	—	(1,415)	—	—	(1,415)

Common stock dividend - adjustment	—	(1,069)	—	—	—	—	—

Options exercised	—	68,403	276	—	—	—	276

Tax benefit related to stock compensation	—	—	—	59	—	—	59

Restricted stock and other awards	—	33,333	—	—	—	—	—

Employee stock purchase program	—	3,921	67	—	—	—	67

Balance, December 31, 2017	$—	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571

Two River Bancorp

Consolidated Statements of Shareholders' Equity (continued)
(Dollars in thousands, except per share data)
		Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, December 31, 2017	$—	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571

Net income		—		11,206	—	—	11,206

Other comprehensive income	—	—	—	—	—	(121)	(121)

Stock-based compensation expense	—	—	317	—	—	—	317

Cash dividends on common stock ($0.20 per share)	—	—	—	(1,710)	—	—	(1,710)

Options exercised	—	115,824	423	—	—	—	423

AOCI reclassification related to Tax Reform	—	—	—	59	—	(59)	—

AOCI reclassification due to adoption of ASU 2016-01	—	—	—	(39)	—	39	—

Common stock repurchased	—	(16,351)	—	—	(251)	—	(251)

Restricted stock and other awards	—	33,950	—	—	—	—	—

Employee stock purchase program	—	3,539	63	—	—	—	63
Balance, December 31, 2018	$—	8,606,992	$80,481	$39,109	$(2,647)	$(445)	$116,498

See notes to consolidated financial statements.

Two River Bancorp

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash Flows from Operating Activities
Net income	$11,206	$6,502	$8,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691	765	780
Provision for loan losses	775	1,530	515
Intangible amortization	—	—	9
Amortization of subordinated debt issuance costs	35	33	31
Net amortization of securities premiums and discounts	776	828	714
Deferred income taxes	(429)	1,061	(463)
Earnings from investment in bank owned life insurance	(525)	(544)	(477)
Proceeds from sale of mortgage loans held for sale	55,581	72,190	62,059
Origination of mortgage loans held for sale	(54,658)	(69,480)	(60,882)
Gain on sale of mortgage loans held for sale	(919)	(1,278)	(1,059)
Gain on sale of loans transferred from held for investment to held for sale	(200)	(177)	—
Net realized loss (gain) on sale of OREO	—	17	45
Impairment on OREO	—	26	—
Stock-based compensation expense	317	279	231
Net realized gain on sale of securities held to maturity	—	—	(72)
Death benefit on bank owned life insurance	—	—	(862)
Proceeds from sale of SBA loans held for sale	3,364	9,744	7,860
Origination of SBA loans held for sale	(1,086)	(8,168)	(8,597)
Gain on sale of SBA loans held for sale	(1,197)	(1,052)	(868)
Unrealized loss on equity securities	53	—	—
Decrease (increase) in assets:
Accrued interest receivable	(29)	(320)	(322)
Other assets	(1,111)	(205)	164
Increase (decrease) in liabilities:
Accrued interest payable	49	(30)	(18)
Other liabilities	1,831	1,034	1,487
Net Cash Provided by Operating Activities	14,524	12,755	8,906
Cash Flows from Investing Activities
Purchase of securities available for sale	(4,245)	(2,500)	(8,038)
Purchase of securities held to maturity	(5,035)	(15,458)	(25,213)
Proceeds from repayments, calls and maturities of securities available for sale	8,107	5,599	6,781
Proceeds from repayments, calls and maturities of securities held to maturity	15,130	14,847	9,155
Proceeds from sales of securities held to maturity	—	—	1,076
Proceeds from sale of loans transferred from held for investment to held for sale	10,030	8,357	—
Net increase in loans	(80,887)	(106,389)	(59,605)
Purchase of premises and equipment	(369)	(2,342)	(359)
Proceeds from sale of premises and equipment	—	—	—
Purchase of restricted investments, net	(652)	(625)	(1,209)
Proceeds from the sale of OREO	—	216	107
Purchase of bank owned life insurance	—	—	(3,918)
Proceeds from death benefit on bank owned life insurance	—	—	1,522
Net Cash Used in Investing Activities	(57,921)	(98,295)	(79,701)

Two River Bancorp

Consolidated Statements of Cash Flows (continued)
	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash Flows from Financing Activities
Net increase in deposits	55,797	84,990	68,131
Net (decrease) increase in securities sold under agreements to repurchase	(7,718)	7,205	370
Proceeds from FHLB and other borrowings	—	12,500	13,000
Repayment of FHLB and other borrowings	(3,300)	(12,000)	(14,200)
Cash dividends paid - common stock	(1,710)	(1,415)	(1,193)
Proceeds from employee stock purchase plan	63	67	56
Proceeds from exercise of stock options	423	276	104
Common stock repurchased	(251)	—	(148)
Tax benefit related to stock compensation	—	59	25
Net Cash Provided by Financing Activities	43,304	91,682	66,145
Net (Decrease) Increase in Cash and Cash Equivalents	(93)	6,142	(4,650)
Cash and Cash Equivalents – Beginning	48,219	42,077	46,727
Cash and Cash Equivalents – Ending	$48,126	$48,219	$42,077
Supplementary cash flow information:
Interest paid	$8,317	$5,737	$5,182
Income taxes paid	$4,854	$5,217	$4,338
Supplementary schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$9,830	$8,180	$—
OREO acquired in settlement of loans	$585	$—	$—

See notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

A.	Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“the Bank” or “Two River”) and the Bank’s wholly-owned subsidiary, TRCB Investment Corporation. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company has equity securities, which consists solely of the CRA Mutual Fund. Net unrealized gains and losses are recognized through earnings beginning January 1, 2018 after the adoption of ASU 2016-01.

H.	Restricted Investments

Restricted investments, which represents the required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2018 and 2017, consists of the common stock of the Federal Home Loan Bank of New York (“FHLB”) and Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district FHLB according to a predetermined formula. The recorded investment in FHLB common stock was $4,507,600 and $3,855,800 at December 31, 2018 and 2017, respectively. The recorded investment in ACBI common stock was $75,000 at December 31, 2018 and 2017.

Restricted investments also include the Solomon Hess SBA Loan Fund, utilized for the purpose of the Bank satisfying its CRA lending requirements. As this fund operates as a private fund, shares in the Fund are not publicly traded and therefore have no readily determinable market value. An investor can have their interest in the Fund redeemed for the balance of their capital account at any quarter end assuming they give the Fund 60 days’ notice. This fund is an equity security without a readily determinable fair value that we have elected to record at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer in accordance with ASU 2016-01. The carrying value is $1,500,000 at December 31, 2018 and 2017.

Management evaluates the restricted investments for impairment in accordance with U.S. generally accepted accounting principles. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted investments as of December 31, 2018.

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgage (“ARM”) loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as part of its strategy to manage interest rate risk or as a secondary source of liquidity. The Company transferred $9.8 million from held for investment to held for sale in 2018, while $8.2 million such loans were transferred in 2017. The Company did not transfer any loans from held for investment to held for sale in 2016. Gains from such sales were $200,000, $177,000, and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. Transfers from held for investment are infrequent and occur at lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs. Depending on the type of loan sold, servicing may or may not be retained.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at December 31, 2018 and 2017, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Each factor is assigned a risk value to reflect low, moderate or high risk assessment levels based on management’s best judgment using current market, macro and other relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation in each factor and accompany the allowance for loan loss calculation.

During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result increasing or decreasing the provision for certain loan categories that the Company either had experienced more or less historical net charge-offs.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Commercial real estate loans are made to local commercial, retail and professional firms and individuals for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial businesses and secured by the underlying real estate used in these businesses or real property of the principals. Commercial real estate loans typically require a loan to value ratio of not greater than 75%. These loans are generally offered on a fixed or variable rate basis, subject to rate re-adjustments every five years and amortization schedules ranging from 5 to 25.

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

The Company is an approved Preferred Lender by the Small Business Administration (“SBA”), which allows the Company delegated authority to approve and close SBA loans up to $5.0 million. The Company maintains prudent credit risk management to monitor and evaluate the value of real estate and other collateral used to secure SBA loans. All SBA loans are originated in compliance with all applicable federal lending regulations, including but not limited to the Equal Credit Opportunity Act. The Bank currently participates in SBA’s 7a and 504 loan programs, which typically provide guarantees up to 75% per loan. The Bank typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion ("retained interest"). A portion of the premium on the sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, including servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, is included in loans in the accompanying consolidated balance sheets. Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income or net servicing loss and measured for impairment based on fair value at each reporting date. The amortization of the servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. Serviced loans sold to others is not included in the balance sheets. The unpaid principal balances of loans serviced for others were $41.5 million and $32.9 million at December 31, 2018 and 2017, respectively. Income (losses) and fees collected for servicing are included within Other Loan Fees on the statements of operations, and totaled $220,000, $172,000, and $100,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The servicing assets recorded as of December 31, 2018 and 2017 are not material. Our philosophy remains to be prudent and focused on the cash flow of the businesses and financial strength of the guarantors.

The Company originates fixed-rate and adjustable-rate loans to individuals and builders to finance the construction of residential dwellings. We also originate construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase which is typically twelve months for residential properties and twelve to eighteen months for commercial properties. At the end of the construction phase, the loan is either converted to a permanent mortgage loan or paid off. Before making a commitment to fund a construction loan, we require an appraisal and an environmental analysis of the property performed by a bank approved independent licensed appraiser and environmental consultant, an inspection of the property before disbursement of funds during the stages of the construction process, and approval from an identified source for the permanent takeout. Additionally, the borrower must demonstrate the ability to service the debt during the construction term.

The Company offers a full range of residential real estate and consumer loans. These loans consist of residential mortgages, home equity lines of credit, equity loans, personal loans, automobile loans and overdraft protection. We do not originate subprime or negative amortization loans. Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust creating a first lien on one-to-four family residential property. Residential real estate properties underlying residential mortgage loans consist of single-family detached units, individual condominium units, two-to-four family dwellings units and townhouses. Our home equity revolving lines of credit come with a floating interest rate tied to the prime rate. Lines of credit are available to qualified applicants in amounts up to $350,000 for up to 15 years years. We

Note 1 - Summary of Significant Accounting Policies (Continued)

also offer fixed rate home equity loans in amounts up to $350,000 for a term of up to 15 years. Credit is based on the income and cash flow of the individual borrowers, real estate collateral supporting the mortgage debt and past credit history.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company does not have any material unrecognized tax benefits or accrued interest or penalties at December 31, 2018 or 2017 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service periods, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are recognized as they occur.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2018. Based on the results of the analysis, the Company determined that there was no impairment on the current goodwill balance. See Note 6 for additional details.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements.

W.	Recent Accounting Pronouncements

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

Because the ASU does not apply to revenue associated with financial instruments (including loans and securities), the Company concluded that the new guidance did not have a material impact on the elements of its consolidated statements of operations most closely associated with financial instruments (such as interest income, interest expense and securities gains). The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and interchange income to be within the scope of the standard. The Company has also completed its review of the related contracts and its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). The Company's overall assessment

Note 1 - Summary of Significant Accounting Policies (Continued)

indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams. Based on its evaluation, the Company determined that the classification of certain debit card interchange costs should change (i.e. costs previously recorded as expenses are now recorded as contra-revenue). The Company adopted this ASU on January 1, 2018, on a modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit card interchange costs noted above. See Note 2, Revenue Recognition, for more information. The adoption of this ASU, as discussed above, did not have a significant impact to the Company's financial condition, results of operations and consolidated financial statements.

ASU 2016-01: In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, that clarifies the guidance in ASU 2016-01. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; provides for a practicability exception election for equity investments without readily determinable fair values; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company completed its evaluation of the provisions of ASU 2016-01 and determined that the CRA Mutual Fund falls under ASU 2016-01. The Company adopted this ASU effective January 1, 2018 and the impact amounted to a cumulative effect adjustment of $39,000, net of tax, as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, for the twelve months ended December 31, 2018, an unrealized loss of $53,000 was recorded in Other Income (see Note 3, Securities, for more information). In connection with the adoption of this ASU, the Company elected the practical expedient to fair value measurement for the Solomon Hess SBA Loan Fund, which does not have a readily determinable fair value. Under the practical expedient, the Fund is measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of identical or similar investment of the same issuer. Additionally, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion, as required in ASC 820. The guidance was applied on a prospective approach resulting in prior periods no longer being comparable (see Note 19, Fair Value of Financial Instruments).

ASU 2016-02: In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize leases on-balance sheet, makes targeted changes to lessor accounting, and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2018. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has elected to use the effective date, January 1, 2019, as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months, subject to a policy election. The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. Additionally, the ASU expands quantitative and qualitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

Note 1 - Summary of Significant Accounting Policies (Continued)

The new leasing standard provides a number of optional practical expedients in transition. The Company has elected the "package of practical expedients," which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. ASC 842 also provides certain accounting policy elections for an entity's ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components.

Under legacy lease accounting, all of the Company's leases, which primarily relate to office space and bank branches, were classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet for periods prior to the adoption of ASC 842. The Company has engaged a third-party vendor and is using their software to assist in calculating the impact of this ASU. The adoption of ASU 2016-02 will result in increases to both the Company's assets and liabilities. The Company anticipates the increase to be less than 1% of total assets as of December 31, 2018 and anticipates a decrease in the Bank's and Company's regulatory capital ratios by approximately three to nine basis points, due to an increase in total assets and risk-weighted assets.

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a CECL committee, which has assessed our data and system needs, and has engaged a third-party vendor to assist in analyzing our data and developing a CECL model. The Company, in conjunction with this vendor, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.
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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

ASU 2017-08: In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. ASU No. 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating this ASU to determine the impact on our consolidated financial statements.

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

ASU 2018-02: In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 34 percent and the newly enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. The Company adopted ASU 2018-02 effective January 1, 2018, and the impact amounted to $59,000 as a reclassification from accumulated other comprehensive loss to retained earnings.
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

Note 2 - Revenue Recognition
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

Note 2 - Revenue Recognition (Continued)

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017.

	Twelve Months Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on deposit accounts	$880	$772	$587
Other income	549	746	693
Non-Interest Income (in-scope of Topic 606)	1,429	1,518	1,280
Non-Interest Income (out-of-scope of Topic 606)	4,102	3,941	4,209
Total Non-Interest Income	$5,531	$5,459	$5,489

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. The Company did not have any significant contract balances at December 31, 2018, 2017 and 2016.

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

Note 3 - Securities

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
Securities available for sale:
U.S. Government agency securities	$11,800	$5	$(170)	$11,635
Municipal securities	487	—	—	487
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	6,131	1	(185)	5,947
U.S. Government collateralized residential mortgage obligations	4,600	1	(178)	4,423
Corporate debt securities, primarily financial institutions	1,999	3	(87)	1,915

Total securities available for sale	$25,017	$10	$(620)	$24,407

Total equity securities	$2,559	$—	$(108)	$2,451

Securities held to maturity:
Municipal securities	$36,436	$389	$(111)	$36,714
GSE – residential mortgage-backed securities	7,423	—	(211)	7,212
U.S. Government collateralized residential mortgage obligations	1,769	—	(57)	1,712
Corporate debt securities, primarily financial institutions	1,827	—	(199)	1,628

Total securities held to maturity	$47,455	$389	$(578)	$47,266

December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
Securities available for sale:
U.S. Government agency securities	$10,105	$—	$(48)	$10,057
Municipal securities	494	1	—	495
GSE – residential mortgage-backed securities	8,362	—	(143)	8,219
U.S. Government collateralized residential mortgage obligations	7,672	1	(191)	7,482
Corporate debt securities, primarily financial institutions	2,494	9	(72)	2,431

Total securities available for sale	$29,127	$11	$(454)	$28,684

Total equity securities	$2,503	$—	$(55)	$2,448

Securities held to maturity:
Municipal securities	$46,614	$812	$(20)	$47,406
GSE – residential mortgage-backed securities	7,339	—	(98)	7,241
U.S. Government collateralized residential mortgage obligations	2,224	—	(46)	2,178
Corporate debt securities, primarily financial institutions	1,825	—	(101)	1,724

Total securities held to maturity	$58,002	$812	$(265)	$58,549

Note 3 - Securities (Continued)

The amortized cost and fair value of the Company’s debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,254	$1,245	$5,415	$5,423
Due in one year through five years	7,548	7,505	1,290	1,314
Due in five years through ten years	1,354	1,321	8,071	7,993
Due after ten years	4,130	3,966	23,487	23,612
Sub-total	14,286	14,037	38,263	38,342

GSE – residential mortgage-backed securities	6,131	5,947	7,423	7,212
U.S. Government collateralized residential mortgage obligations	4,600	4,423	1,769	1,712

Total	$25,017	$24,407	$47,455	$47,266

The Company had no security sales in 2018 and 2017 and had one security sale in 2016 totaling $1.1 million and recorded gross realized gains of $72,000. The sale in 2016 was a municipal bond, which was carried in our held to maturity portfolio. The Company sold this bond out of its held to maturity portfolio due to significant deterioration in the issuer’s creditworthiness.

Investment securities with a carrying value of $24.7 million and $34.6 million at December 31, 2018 and 2017, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public funds as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018	(In Thousands)
U.S. Government agency securities	$4,842	$(72)	$5,470	$(98)	$10,312	$(170)
Municipal securities	5,227	(24)	8,378	(87)	13,605	(111)
GSE – residential mortgage-backed securities	1,330	(10)	11,675	(386)	13,005	(396)
U.S. Government collateralized residential mortgage obligations	146	—	5,938	(235)	6,084	(235)
Corporate debt securities, primarily financial institutions	493	(8)	2,548	(278)	3,041	(286)

Total temporarily impaired securities	$12,038	$(114)	$34,009	$(1,084)	$46,047	$(1,198)

Note 3 - Securities (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	(In Thousands)
U.S. Government agency securities	$8,229	$(46)	$1,766	$(2)	$9,995	$(48)
Municipal securities	14,170	(20)	—	—	14,170	(20)
GSE – residential mortgage-backed securities	6,302	(66)	9,123	(175)	15,425	(241)
U.S. Government collateralized residential mortgage obligations	1,806	(20)	7,500	(217)	9,306	(237)
Corporate debt securities, primarily financial institutions	—	—	2,648	(173)	2,648	(173)
Equity securities	—	—	2,449	(55)	2,449	(55)

Total temporarily impaired securities	$30,507	$(152)	$23,486	$(622)	$53,993	$(774)

The Company had 71 securities in an unrealized loss position at December 31, 2018. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations, municipals, GSE residential mortgage-backed securities and the CRA mutual fund reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant it, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. At December 31, 2018, the Company does not intend to sell these debt securities prior to recovery.

Included in corporate debt securities are three individual trust preferred securities issued by large financial institutions with Moody’s ratings from Baa1to Baa2. As of December 31, 2018, all of these securities are current with their scheduled interest payments. These single issue securities are from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of December 31, 2018. These three securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at December 31, 2018.

There were no other-than-temporary impairments recognized during 2018 and 2017.

Equity Securities at Fair Value

Equity securities consist solely of the CRA Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01 and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. The market value of this investment was $2.5 million and $2.4 million as of December 31, 2018 and 2017, respectively. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the year ended December 31, 2018, an unrealized loss of $53,000 was recorded in Other Income.

Note 4 – Loans Receivable and Allowance for Loan Losses

The components of the loan portfolio at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Thousands)
Commercial and industrial	$109,362	$101,371
Real estate – construction	144,865	118,094
Real estate – commercial	552,549	537,733
Real estate – residential	84,123	64,238
Consumer	31,144	30,203

	922,043	851,639
Allowance for loan losses	(11,398)	(10,668)
Net unearned fees	(742)	(765)

Net Loans	$909,903	$840,206

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017:

December 31, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable>90 Days and Accruing
Commercial and industrial	$100	$—	$765	$865	$108,497	$109,362	$—
Real estate – construction	3,575	—	150	3,725	141,140	144,865	—
Real estate – commercial	563	—	54	617	551,932	552,549	—
Real estate – residential	—	564	227	791	83,332	84,123	—
Consumer	—	—	194	194	30,950	31,144	—

Total	$4,238	$564	$1,390	$6,192	$915,851	$922,043	$—

December 31, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable>90 Days and Accruing
Commercial and industrial	$224	$—	$790	$1,014	$100,357	$101,371	$—
Real estate – construction	—	—	150	150	117,944	118,094	—
Real estate – commercial	146	150	219	515	537,218	537,733	—
Real estate – residential	290	—	717	1,007	63,231	64,238	—
Consumer	92	—	194	286	29,917	30,203	—

Total	$752	$150	$2,070	$2,972	$848,667	$851,639	$—

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at December 31, 2018 and 2017:

	2018	2017
	(In Thousands)
Commercial and industrial	$765	$790
Real estate – construction	150	150
Real estate – commercial	54	219
Real estate – residential	227	717
Consumer	194	194

Total	$1,390	$2,070

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the years ended December 31, 2018, 2017 and 2016:

December 31, 2018	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)
With no related allowance recorded:
Commercial and industrial	$4,200	$4,200	$—	$3,201	$131
Real estate – construction	3,082	3,082	—	3,116	134
Real estate – commercial	168	168	—	174	6
Real estate – residential	589	589	—	593	18
Consumer	194	194	—	194	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$4,200	$4,200	$—	$3,201	$131
Real estate – construction	3,082	3,082	—	3,116	134
Real estate – commercial	168	168	—	174	6
Real estate – residential	589	589	—	593	18
Consumer	194	194	—	194	—

Total	$8,233	$8,233	$—	$7,278	$289

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2017	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,350	$3,697	$—	$3,758	$152
Real estate – construction	3,148	3,148	—	3,163	133
Real estate – commercial	344	344	—	411	6
Real estate – residential	1,086	1,086	—	1,105	18
Consumer	194	194	—	194	1

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,350	$3,697	$—	$3,758	$152
Real estate – construction	3,148	3,148	—	3,163	133
Real estate – commercial	344	344	—	411	6
Real estate – residential	1,086	1,086	—	1,105	18
Consumer	194	194	—	194	1

Total	$8,122	$8,469	$—	$8,631	$310

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2016	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,402	$3,415	$—	$3,575	$174
Real estate – construction	3,036	3,036	—	3,073	129
Real estate – commercial	1,548	1,577	—	1,618	47
Real estate – residential	1,139	1,189	—	1,164	18
Consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$498	$498	$2	$507	$15
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,900	$3,913	$2	$4,082	$189
Real estate – construction	3,036	3,036		3,073	129
Real estate – commercial	1,548	1,577		1,618	47
Real estate – residential	1,139	1,189		1,164	18
Consumer	—	—		—	—

Total	$9,623	$9,715	$2	$9,937	$383

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2018 and 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2018

Commercial and industrial	$104,557	$126	$4,679	$—	$109,362
Real estate – construction	138,858	1,577	4,430	—	144,865
Real estate – commercial	549,083	2,722	744	—	552,549
Real estate – residential	83,896	—	227	—	84,123
Consumer	30,782	—	362	—	31,144

Total	$907,176	$4,425	$10,442	$—	$922,043

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2017

Commercial and industrial	$97,160	$796	$3,299	$116	$101,371
Real estate – construction	112,353	4,252	1,489	—	118,094
Real estate – commercial	525,951	5,681	6,101	—	537,733
Real estate – residential	63,521	—	717	—	64,238
Consumer	29,795	34	374	—	30,203

Total	$828,780	$10,763	$11,980	$116	$851,639

During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loans losses as a whole, it did result increasing or decreasing the provision for certain loan categories that the Company either had experienced more or less historical net charge-offs.

The following table presents the change in the allowance for loan losses by classes of loans as of December 31, 2018, 2017 and 2016:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate – Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(116)	—	(12)	—	—	—	(128)
Recoveries	33	3	26	—	21	—	83
Provision	(102)	657	(56)	166	(48)	158	775

Ending balance, December 31, 2018	$745	$2,049	$7,283	$668	$147	$506	$11,398

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2017	$844	$1,276	$6,315	$463	$244	$423	$9,565
Charge-offs	(381)	—	—	—	(106)	—	(487)
Recoveries	18	12	24	—	6	—	60
Provision	449	101	986	39	30	(75)	1,530

Ending balance, December 31, 2017	$930	$1,389	$7,325	$502	$174	$348	$10,668

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2016	$990	$1,283	$5,599	$304	$242	$295	$8,713
Charge-offs	—	—	(444)	—	(5)	—	(449)
Recoveries	12	12	696	—	66	—	786
Provision	(158)	(19)	464	159	(59)	128	515

Ending balance, December 31, 2016	$844	$1,276	$6,315	$463	$244	$423	$9,565

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses at December 31, 2018 and 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2018	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
Commercial and industrial	$745	$—	$745	$109,362	$4,200	$105,162
Real estate – construction	2,049	—	2,049	144,865	3,082	141,783
Real estate – commercial	7,283	—	7,283	552,549	168	552,381
Real estate – residential	668	—	668	84,123	589	83,534
Consumer	147	—	147	31,144	194	30,950
Unallocated	506	—	506	—	—	—

Total	$11,398	$—	$11,398	$922,043	$8,233	$913,810

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
Commercial and industrial	$930	$—	$930	$101,371	$3,350	$98,021
Real estate – construction	1,389	—	1,389	118,094	3,148	114,946
Real estate – commercial	7,325	—	7,325	537,733	344	537,389
Real estate – residential	502	—	502	64,238	1,086	63,152
Consumer	174	—	174	30,203	194	30,009
Unallocated	348	—	348	—	—	—

Total	$10,668	$—	$10,668	$851,639	$8,122	$843,517

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present newly troubled debt restructured loans that occurred during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and industrial	2	$2,738	$2,738

	Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructuring:
Commercial and Industrial	3	$320	$320
Real Estate - Construction	1	150	150
	4	$470	$470

As of December 31, 2018, TDRs totaled $7.7 million, including $6.8 million that were current and six non-accrual loans totaling $877,000. As of December 31, 2017, TDRs totaled $7.0 million, including $6.0 million that were current and seven non-accrual TDRs totaling $1.0 million. During the twelve months ended December 31, 2018, no TDRs were paid in full compared to the twelve months ended December 31, 2017 during which two TDRs totaling $726,000 were paid in full. At December 31, 2018 and 2017, there were no loans with a specific reserve.

Our troubled debt restructured loans are generally structured with short-term payment plans. The extent of these plans is generally made on terms up to twelve-month payments and all the loans identified as troubled debt restructured as of December 31, 2018, generally involve a temporary reduction in interest rate or a modification of a loan’s amortization schedule.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three years ended December 31, 2018.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed in a non-accrual status as a subsequently defaulted TDR.

Note 5 –Premises and Equipment

Premises and equipment at December 31, 2018 and 2017 are as follows:

	Estimated Useful Lives (years)			2018	2017
				(In Thousands)
Land	Indefinite			$1,487	$1,487
Buildings		30		2,114	2,120
Leasehold improvements	5	—	15	3,342	3,432
Furniture and equipment	2	—	7	9,033	8,915
Construction in progress				1,267	1,136

Total premises and equipment				17,243	17,090

Less accumulated depreciation and amortization				(11,326)	(10,851)

Total premises and equipment, net				$5,917	$6,239

During the fourth quarter of 2017, the Company acquired a former bank building in Middletown, NJ., and is in the process of constructing a new branch. This branch is expected to open in 2019. As of December 31, 2018 and 2017, construction in progress represents expenditures the Company has incurred related to the new Middletown Branch. The majority of these expenditures relate to the acquisition of the location. The Company anticipates additional costs of approximately $250,000 to complete the branch.

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

The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2018 and 2017. Based on the results of this analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000 for the years ended December 31, 2018 and 2017.

Note 7 – Deposits

The components of deposits at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In Thousands)
Demand, non-interest bearing	$176,655	$167,297
Demand, interest-bearing, money market and savings	495,949	534,939
Time, $250,000 and over	38,512	14,853
Time, other	206,238	144,468
Total deposits	$917,354	$861,557

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$107,854
2020	76,664
2021	21,678
2022	23,453
2023	15,101

Total time deposits	$244,750

Brokered CDs as of December 31, 2018 and 2017 were $74,080,000 and $40,702,000, respectively. Deposits obtained through the use of deposit listing services that are not brokered deposits as of December 31, 2018 and 2017 were $39,807,000 and $44,436,000, respectively. The aggregate amounts of demand deposit overdrafts that have been reclassified as loan balances are $183,000 and $944,000 as of December 31, 2018 and 2017, respectively.

Note 8 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. Securities sold under these agreements are retained under the Company’s control at its safekeeping agent. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Information concerning repurchase agreements for the three years ended December 31, 2018 is as follows:

	2018	2017	2016
	(Dollars In Thousands)
Repurchase agreements:
Balance at year-end	$19,402	$27,120	$19,915
Average during the year	$19,738	$22,066	$19,309
Maximum month-end balance	$23,884	$27,120	$22,105
Weighted average rate during the year	0.29%	0.30%	0.32%
Weighted average rate at December 31	0.24%	0.25%	0.24%

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

The following table presents the contractual maturities of the Repurchase Agreements as of December 31, 2018 and 2017, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$11,566	$—	$—	$—	$11,566
GSE – Residential mortgage-backed securities	4,289	—	—	—	4,289
U.S. Government collateralized residential mortgage obligations	10,334	—	—	—	10,334
Total	$26,189	$—	$—	$—	$26,189
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,402
Excess of collateral pledged over recognized liability					$6,787

Note 8 - Securities Sold Under Agreements to Repurchase (Continued)

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2017
Class of Collateral Pledged:
U.S. Government agency securities	$9,995	$—	$—	$—	$9,995
GSE – Residential mortgage-backed securities	5,558	—	—	—	5,558
U.S. Government collateralized residential mortgage obligations	13,440	—	—	—	13,440
Total	$28,993	$—	$—	$—	$28,993
Gross amount of recognized liabilities for repurchase agreements and securities lending					$27,120
Excess of collateral pledged over recognized liability					$1,873

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore, are not subject to fluctuations in fair market value.

Note 9 – FHLB and Other Borrowings

The Bank utilizes an account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines at December 31, 2018 or 2017. The Bank also has a remaining borrowing capacity with the FHLB of approximately $47.6 million based on the current loan collateral pledged of $147.6 million at December 31, 2018.

At December 31, 2018 and 2017, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $22.5 million and $25.8 million, respectively. These advances had a weighted average interest rate of 1.93% and 1.87% at December 31, 2018 and 2017, respectively. These advances are contractually scheduled for repayment as follows (dollars in thousands):

	2018	2017	Rate	Original Term (years)	Maturity
Fixed Rate Note	—	2,000	1.65%	5	October 2018
Fixed Rate Note	—	1,300	1.31%	3	January 2018
Fixed Rate Note	1,800	1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021
Total FHLB borrowings	$22,500	$25,800

As of December 31, 2018, the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

Note 10 – Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at December 31, 2018, 2017 and 2016, respectively, which includes $77,000, $112,000 and $145,000 of remaining unamortized debt issuance costs at December 31, 2018, 2017, and 2016, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Note 11 – Employee Benefit Plans

Under the 401(k) plan, all employees are eligible to contribute up to 100% of their pay and bonus up to the IRS yearly limit. Annually, the Company matches a percentage of employee contributions. The Company contributed $335,000, $304,000, and $288,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Each year, the Company may, at its discretion, elect to contribute profit sharing amounts into the 401(k) plan. For the three years ended December 31, 2018, the Company has not contributed any profit sharing amounts.

The Company has a non-qualified Supplemental Executive Retirement Plan for certain executive officers that provides for payments upon retirement, death or disability. At December 31, 2018 and 2017, other liabilities included approximately $2.1 million and $1.9 million respectively, accrued under this plan. Expenses related to this plan, which are included in the consolidated statements of operations and are recorded in salaries and employee benefits, amounted to $319,000, $309,000 and $204,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

On September 7, 2016, the Bank entered into a deferred compensation agreement with the President and CEO, effective September 1, 2016, to provide nonqualified pension benefits. Under the deferred compensation agreement, the President and CEO may elect to defer receipt of up to $100,000 of his base salary to be credited to the deferral account under the agreement. In addition, the Bank may make elective contributions to the deferral account. The Bank made elective contributions to the deferred account in the amount of $70,000 for the years ended December 31, 2018 and 2017, respectively. The Bank may, at any time, make additional employer contributions to the deferral account. Amounts credited to the President and CEO’s deferral account are adjusted monthly for interest, as described in the agreement. The unfunded liability related to the deferred compensation agreement was $329,000 and $183,000 as of December 31, 2018 and 2017, respectively, and is recorded in other liabilities in the consolidated balance sheets. For the years ended December 31, 2018 and 2017, expenses related to this plan, which are included in the consolidated statements of operations and are recorded in salaries and employee benefits, amounted to $147,000 and $100,000, respectively.

Note 12 – Income Taxes

The Company follows FASB ASC Topic 740, "Income Taxes," which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.

As a result of the enactment of the Tax Act on December 22, 2017, which reduced the Federal corporate income tax rate from 34% to 21% beginning in 2018, the Company revalued its net deferred tax asset at December 31, 2017 to reflect the lower corporate income tax rate that would be in effect in future years. As such, the Company reduced its net deferred tax asset by $1.8 million, which was recorded as a non-cash charge to income tax expense in the fourth quarter of 2017. The reduction in the corporate tax rate provided significant tax benefits in 2018 by lowering the effective tax rate.

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

The Company did not recognize or accrue any interest or penalties related to income taxes for the years ended December 31, 2018 or 2017. The Company did not have an accrual for uncertain tax positions as of December 31, 2018 or 2017, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(In Thousands)
Current	$4,419	$4,957	$4,791
Deferred	(429)	1,061	(463)

Income tax expense	$3,990	$6,018	$4,328

A reconciliation of the statutory Federal income tax at a rate of 21% for 2018 and 34% for 2017 and 2016 to the income tax expense included in the statements of operations is as follows:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Federal income tax expense at statutory rate	$3,191	21.0%	$4,257	34.0%	$4,406	34.0%
Increases (decreases) resulting from:
Tax exempt interest	(233)	(1.5)	(358)	(2.9)	(334)	(2.6)
Bank owned life insurance income	(110)	(0.7)	(185)	(1.5)	(455)	(3.5)
State income taxes, net of federal income tax benefit	1,366	9.0	734	5.9	712	5.5
Reduction in Federal tax rate	—	—	1,778	14.3	—	—
Stock-based compensation	(216)	(1.4)	(191)	(1.5)	—	—
Other, net	(8)	(0.1)	(17)	(0.2)	(1)	—

Income tax expense	$3,990	26.3%	$6,018	48.1%	$4,328	33.4%

Note 12 - Income Taxes (Continued)

The components of the net deferred tax asset, included in other assets on the Consolidated Balance Sheets, as of December 31, 2018 and 2017, were as follows:

	2018	2017
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,219	$3,012
Depreciation and amortization	288	415
Deferred compensation	1,299	1,063
Unrealized loss on securities available for sale	165	194
Other	2	35

Total deferred tax assets	4,973	4,719

Deferred tax liabilities:
Deferred loan origination costs	(384)	(366)

Total deferred tax liabilities	(384)	(366)

Net Deferred Tax Asset	$4,589	$4,353

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax asset will be realized.

During 2018 and 2017, the Company realized $216,000 and $191,000, respectively, of tax benefits relating to the accounting treatment of equity based compensation relating to the adoption of ASU 2016-09. These benefits were recorded as a reduction to our income tax expense.

The Company is subject to U.S. Federal income tax as well as income tax in various state jurisdictions. The Company is no longer subject to Federal examination for years prior to 2015 and state examination for tax years prior to 2014.
.

Note 13 – Earnings Per Common Share

The following sets forth the computation of basic and diluted earnings per common share for the three years ended December 31, 2018:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands, Except Per Share Data)

Net income	$11,206	$6,502	$8,631
Preferred stock dividend	—	—	—

Income applicable to common shareholders	$11,206	$6,502	$8,631

Weighted average common shares outstanding	8,508	8,388	8,321
Effect of dilutive securities, stock options and restricted stock	194	270	209

Weighted average common shares outstanding used to calculate diluted earnings per share	8,702	8,658	8,530

Basic earnings per common share	$1.32	$0.78	$1.04

Diluted earnings per common share	$1.29	$0.75	$1.01

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For 2018, 2017 and 2016, there were no stock options that were anti-dilutive.

Note 14 – Lease Commitments and Total Rental Expense

The Company leases banking facilities under non-cancelable operating lease agreements expiring through 2032. These leases include renewal options and escalation clauses. Aggregate rent expense was $2.0 million, $2.1 million, and $2.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

The approximate future minimum rental commitments under operating leases at December 31, 2018 are as follows (in thousands):

2019	$1,481
2020	1,384
2021	1,420
2022	1,465
2023	1,490
Thereafter	8,508

Total	$15,748

Note 15 - Stock-Based Compensation

General

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of December 31, 2018, the number of shares of Company common stock remaining and available for future issuance under the Plan is 111,419. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of each, as determined by the Board.

Note 15 - Stock-Based Compensation (Continued)

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

Stock Options

For the twelve months ended December 31, 2018, there were no options granted.

Stock-based compensation expense related to the stock option grants was approximately $58,000, $80,000, and $113,000 for the three years ended December 31, 2018, 2017 and 2016, respectively, and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options under the Plan was $54,000 as of December 31, 2018 and will be recognized over the subsequent weighted average life of 1.8 years.

The following table presents information regarding the Company’s outstanding options:

	Number of Shares			Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding, December 31, 2017		361,507		$5.20
Options exercised		(115,824)		3.65
Options forfeited		(3,150)		8.83

Options outstanding, December 31, 2018		242,533		$5.89	3.74	$2,269,959
Options exercisable, December 31, 2018		221,231		$5.59	3.45	$2,138,979

Options price range at December 31, 2018	$2.87	to	$11.21

The total intrinsic value of stock options exercised was $1,573,800, $911,700, and $190,800 during the three years ended December 31, 2018, 2017 and 2016, respectively. Cash received from such exercises was $423,000, $275,900, and $104,100, during the three years ended December 31, 2018, 2017 and 2016, respectively. An income tax benefit of $210,000 and $152,000 was recognized during the years ended December 31, 2018 and 2017, respectively, relating to the adoption of ASU 2016-09,

Note 15 - Stock-Based Compensation (Continued)

Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, attributable to stock options. There was a $25,000 tax benefit recognized during the year ended December 31, 2016.

The following summarizes information about stock options outstanding at December 31, 2018:

			Options Outstanding
Range of Exercise Prices			Number Outstanding at December 31, 2018	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$2.87	—	$3.65	51,862	0.6	$3.10
$4.94	—	$5.23	94,320	3.27	5.03
$7.06	—	$8.00	62,625	5.39	7.53
$8.59	—	$11.21	33,726	7.25	9.51

Total options outstanding			242,533

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the stock options granted on October 11, 2016:

Dividend yield	1.33%
Expected volatility	27.67%
Risk-free interest rate	1.54%
Expected life (in years)	7.5
Weighted average fair value of options granted	$3.05

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

On January 30, 2018, the Company awarded an aggregate 8,400 shares of the Company’s common stock that vest 50% on January 30, 2021, with the remaining 50% vesting in equal increments over the two year period beginning January 30, 2022. On June 7, 2018, the Company awarded an aggregate 11,000 shares of the Company’s common stock that vest ratably in annual one-third increments per year over three years beginning June 7, 2019. On December 4, 2018, the Company awarded an aggregate 14,250 shares of the Company’s common stock that vest 50% on December 4, 2021, with the remaining 50% vesting in equal increments over the two year period beginning December 4, 2022.

Compensation expense related to the restricted stock was $259,000, $199,000, and $118,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in salaries and employee benefits on the statement of operations. There were income tax benefits of $6,000 and $39,000 for the years ended December 31, 2018 and 2017 related to the adoption of ASU 2016-09 attributable to the restricted stock awards. There was no tax benefit recognized during year ended December 31, 2016.

Total unrecognized compensation cost related to restricted stock under the Plan was $872,000 as of December 31, 2018 and will be recognized over the subsequent weighted average life of 3.5 years.

Note 15 - Stock-Based Compensation (Continued)

The following table summarizes information about restricted stock for the year ended December 31, 2018:

	Number of Shares	Weighted Average Price

Unvested at December 31, 2017	49,021	$14.01
Restricted stock earned	(14,931)	12.93
Granted	34,450	16.78
Forfeited	(500)	18.32
Unvested at December 31, 2018	68,040	$15.61

Other Awards

During the years ended December 31, 2018, 2017, and 2015, the Company granted 800, 1,100, and 1,050 shares of stock, respectively, to certain other persons who will provide substantial services to the Company. The Company placed no restrictions on these shares. These shares were valued at the market value on the date of grant at $13,300 $19,950, and $10,390 and were expensed during the years ended December 31, 2018, 2017, and 2016 respectively.

Note 16 – Transactions with Executive Officers, Directors and Principal Shareholders

Certain directors and executive officers of Two River Bancorp and its affiliates, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Bank. Two River Bancorp relies on such directors and executive officers for the identification of their associates. These loans at December 31, 2018 were current as to principal and interest payments, and did not involve more than normal risk of collectability. Total extensions of credit to related parties at December 31, 2018 and 2017 were $12.4 million and $13.0 million, respectively. Of these amounts, loans outstanding to related parties at December 31, 2018 and 2017 were $8.9 million and $7.7 million, respectively, with the balance representing unused extensions of credit. During 2018, new loans and advances to such related parties totaled $6.3 million and repayments and other reductions aggregated $5.1 million. Deposits from certain directors, executive officers and their affiliates at December 31, 2018 and 2017 totaled $24.6 million and $12.9 million, respectively, plus an additional $39,000 and $6.1 million, respectively, in securities sold under agreements to repurchase.

With the exception of William D. Moss as outlined below, in 2018 and 2017, the Company did not pay any amounts to any director or his or her affiliates for products or services, except for compensation for board or board committee services.

William D. Moss, the Company's Chairman, President and Chief Executive Officer, is a member of the Board of Directors of Atlantic Community Bankers Bank ("ACBB"). The Bank utilizes ACBB as a correspondent bank and for certain compliance reviews, and utilizes ACBB BITS, a subsidiary of ACBB, for various internet and telephone services. During 2018 and 2017, the Company paid ACBB and related companies $428,000 and $439,000, respectively, for services.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $264.1 million and $245.8 million at December 31, 2018 and 2017, respectively.

Note 17 - Financial Instruments with Off Balance Sheet Risk (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. The Company had commercial and similar letters of credit for customers aggregating $4.2 million and $5.2 million at December 31, 2018 and 2017, respectively. The current amounts of the liability related to guarantees under standby letters of credit issued are not material as of December 31, 2018 and 2017.

Note 18 – Regulatory Matters

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

Under the New Jersey Banking Act (the “Banking Act”), no dividend may be paid by the Bank on its capital stock unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired, and the Bank will have a surplus of not less than 50% of its capital stock. Therefore the highest amount of dividends that the Bank could pay to the Company at December 31, 2018 under the Banking Act is $100.2 million, subject to amounts it needs to retain in order to remain “well capitalized” as set forth below. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, set forth in the following tables of Tier 1 Capital to Average Assets (Leverage Ratio), Common Equity Tier 1 Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets. Management believes that, at December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2018, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

Note 18 - Regulatory Matters (Continued)

The capital ratios of the Company and the Bank, at December 31, 2018 and 2017, are presented below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2018
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$98,758	10.14%	$ >43,808	>4.50%	N/A	N/A
Two River Community Bank	107,891	11.09%	>43,782	>4.50%	$ >63,240	>6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	120,156	12.34%	>77,882	>8.00%	N/A	N/A
Two River Community Bank	119,289	12.26%	>77,834	>8.00%	>97,293	>10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	98,758	10.14%	>58,411	>6.00%	>58,411	>6.00%
Two River Community Bank	107,891	11.09%	>58,376	>6.00%	>77,834	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	98,758	9.10%	>43,389	>4.00%	N/A	N/A
Two River Community Bank	107,891	9.95%	>43,363	>4.00%	>54,204	>5.00%

As of December 31, 2017
Common Equity Tier 1 Capital (to risk weighted assets)
Two River Bancorp	$88,733	9.68%	$ >41,250	>4.50%	N/A	N/A
Two River Community Bank	97,723	10.66%	>41,253	>4.50%	$ >59,587	>6.50%

Total Capital (to risk weighted assets)
Two River Bancorp	109,401	11.93%	>73,362	>8.00%	N/A	N/A
Two River Community Bank	108,391	11.82%	>73,361	>8.00%	>91,701	>10.00%

Tier 1 Capital (to risk weighted assets)
Two River Bancorp	88,733	9.68%	>55,000	>6.00%	>55,000	>6.00%
Two River Community Bank	97,723	10.66%	>55,004	>6.00%	>73,338	>8.00%

Tier 1 Capital (to average assets)
Two River Bancorp	88,733	8.85%	>40,105	>4.00%	N/A	N/A
Two River Community Bank	97,723	9.76%	>40,050	>4.00%	>50,063	>5.00%
*Applies to the Bank only. For the Company to be “well-capitalized”, the Tier 1 Capital to Risk Weighted Assets has to be at least 6.00%.

The risk-based capital rules require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Note 18 - Regulatory Matters (Continued)

Effective January 1, 2018, the capital levels required for the Company and the Bank to avoid these limitations were as follows:

(i)	a common equity Tier 1 capital ratio of 6.375%;

(ii)	a Tier 1 Risk based capital ratio of 7.875%; and

(iii)	a Total Risk based capital ratio of 9.875%.

As of December 31, 2018, the Bank had a conservation buffer greater than 2.5% in excess of each of the required ratios to be adequately capitalized.

Note 19 – Fair Value of Financial Instruments

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

Note 19 - Fair Value of Financial Instruments (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)
At December 31, 2018

Securities available for sale:

U.S. Government agency securities	$—	$11,635	$—	$11,635
Municipal securities	—	487	—	487
GSE – Residential mortgage-backed securities	—	5,947	—	5,947
U.S. Government collateralized residential mortgage obligations	—	4,423	—	4,423
Corporate debt securities, primarily financial institutions	—	1,915	—	1,915

Total securities available for sale	$—	$24,407	$—	$24,407

Total Equity Securities	$2,451	$—	$—	$2,451

At December 31, 2017

Securities available for sale:

U.S. Government agency securities	$—	$10,057	$—	$10,057
Municipal securities	—	495	—	495
GSE – Residential mortgage-backed securities	—	8,219	—	8,219
U.S. Government collateralized residential mortgage obligations	—	7,482	—	7,482
Corporate debt securities, primarily financial institutions	—	2,431	—	2,431

Total securities available for sale	$—	$28,684	$—	$28,684

Total Equity Securities	$2,448	$—	$—	$2,448

As of December 31, 2018 and 2017, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Note 19 - Fair Value of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(In Thousands)

At December 31, 2018
OREO	$—	$—	$585	$585

At December 31, 2017
Impaired loans, net of allowance recorded	$—	$—	$116	$116

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2018 and 2017.

The following valuation techniques were used to measure fair value of assets in the tables above:

•
 Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At December 31, 2018 and 2017, there were no loans that received a discount to their appraised values. At December 31, 2018 and 2017, there were no liquidation expenses. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At December 31, 2018, the discount and liquidation expenses for collateral adjustments to our OREO property was 9.5%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At December 31, 2018, OREO totaling $585,000 were acquired by deed in lieu of foreclosure and are carried at fair value less estimated selling costs based on current appraisals. At December 31, 2017, the Company had no properties held in OREO. As of December 31, 2018 and 2017, the Company initiated foreclosure proceedings on three loans and one loan secured by real estate in the amount of $598,000 and $490,000, respectively.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2018 and 2017:

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). At December 31, 2018 and 2017, there were no Level 3 securities.

Note 19 - Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 were as follows:

	Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,126	$48,126	$48,126	$—	$—
Securities available for sale	24,407	24,407	—	24,407	—
Securities held to maturity	47,455	47,266	—	47,266	—
Equity securities	2,451	2,451	2,451	—	—
Restricted investments	6,082	6,082	—	—	6,082
Loans held for sale	1,496	1,525	—	—	1,525
Loans receivable, net	909,903	887,374	—	—	887,374
Accrued interest receivable	2,583	2,583	—	643	1,940

Financial liabilities:
Deposits	917,354	915,435	—	915,435	—
Securities sold under agreements to repurchase	19,402	19,402	—	19,402	—
FHLB and other borrowings	22,500	21,966	—	21,966	—
Subordinated debt	9,923	9,999	—	9,999	—
Accrued interest payable	119	119	—	119	—

Note 19 - Fair Value of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Financial assets:
Cash and cash equivalents	$48,219	$48,219	$48,219	$—	$—
Securities available for sale	28,684	28,684		28,684	—
Securities held to maturity	58,002	58,549	—	58,549	—
Equity securities	2,448	2,448	2,448	—	—
Restricted investments	5,430	5,430	—	—	5,430
Loans held for sale	2,581	2,738	—	—	2,738
Loans receivable, net	840,206	841,477	—	—	841,477
Accrued interest receivable	2,554	2,554	—	638	1,916

Financial liabilities:
Deposits	861,557	860,129	—	860,129	—
Securities sold under agreements to repurchase	27,120	27,120	—	27,120	—
FHLB and other borrowings	25,800	25,382	—	25,382	—
Subordinated debt	9,888	9,812	—	9,812	—
Accrued interest payable	70	70	—	70	—

Note 20 – Shareholders’ Equity

From January 1, 2018 until December 31, 2018, the Company maintained a Share Repurchase Program under which the Company repurchased 16,351 shares for a total price of approximately $251,000. This program expired on December 31, 2018.

On January 24, 2019, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2 million of its common stock from January 31, 2019 to December 31, 2019.

Note 21 – Condensed Financial Statements of Parent Company

Condensed financial information pertaining to the parent company, Two River Bancorp, is as follows:

Condensed Balance Sheets

	December 31,
	2018	2017
	(In Thousands)
Assets
Cash and cash equivalents	$355	$41
Investments in subsidiaries	125,631	115,507
Other assets	591	1,067

Total assets	$126,577	$116,615

Liabilities and Shareholders’ Equity
Subordinated debt	$9,923	$9,888
Other liabilities	156	156
Shareholders’ equity	116,498	106,571

Total liabilities and shareholders’ equity	$126,577	$116,615

Condensed Statements of Operations and Comprehensive Income

	December 31,
	2018	2017	2016
	(In Thousands)

Dividends from Bank	$1,533	$1,578	$1,636
Interest expense - subordinated debt	660	658	656
Other operating expenses	317	279	233

Income before income taxes	556	641	747

Income tax benefit	(406)	(483)	(239)

Income before undistributed income of subsidiaries	962	1,124	986

Equity in undistributed income of subsidiaries	10,244	5,378	7,645

Net income	$11,206	$6,502	$8,631

Equity in other comprehensive income (loss) of subsidiaries, net of tax	(121)	87	8

Total comprehensive income, net of tax	$11,085	$6,589	$8,639

Note 21 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	December 31,
	2018	2017	2016
	(In Thousands)

Cash flows from operating activities:
Net income	$11,206	$6,502	$8,631
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of dividends received from Bank	(10,244)	(5,378)	(7,645)
Amortization of subordinated debt issuance costs	35	33	31
Stock-based compensation expense	317	279	231
Other, net	475	(543)	(264)

Net cash provided by operating activities	1,789	893	984

Cash flows from investing activities:
Contributions to subsidiary, net	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Proceeds from exercise of stock options	423	276	104
Tax benefit relating to stock compensation	—	59	25
Proceeds from employee stock purchase program	63	67	56
Redemption of preferred stock, Series C	—	—	—
Proceeds from subordinated debt placement, net of issuance costs	—	—	—
Common stock repurchased	(251)	—	(148)
Cash dividends paid on common stock	(1,710)	(1,415)	(1,193)
Dividends paid on preferred stock, Series C	—	—	—

Net cash provided by (used in) financing activities	(1,475)	(1,013)	(1,156)

Net increase (decrease) in cash and cash equivalents	314	(120)	(172)

Cash and Cash Equivalents - Beginning	41	161	333

Cash and Cash Equivalents – Ending	$355	$41	$161

Note 22 – Summary of Quarterly Results (Unaudited)

The following summarizes the consolidated results of operations during 2018 and 2017, on a quarterly basis, for Two River Bancorp. Note that certain balances may not cross-foot due to rounding.

(in thousands, except per share data):

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$11,776	$11,342	$10,907	$10,467
Interest expense	2,523	2,239	1,937	1,667

Net interest income	9,253	9,103	8,970	8,800
Provision for loan losses	—	150	225	400

Net interest income after provision for loan losses	9,253	8,953	8,745	8,400
Non-interest income	1,370	1,355	1,496	1,310
Non-interest expense	6,447	6,461	6,551	6,227

Income before income taxes	4,176	3,847	3,690	3,483
Income taxes	1,130	1,013	1,040	807

Net income	$3,046	$2,834	$2,650	$2,676
Per common share data:
Basic earnings	$0.36	$0.33	$0.31	$0.32
Diluted earnings	$0.35	$0.33	$0.30	$0.31

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$10,074	$9,824	$9,349	$8,993
Interest expense	1,545	1,408	1,391	1,363

Net interest income	8,529	8,416	7,958	7,630
Provision for loan losses	675	255	375	225

Net interest income after provision for loan losses	7,854	8,161	7,583	7,405
Non-interest income	1,343	1,453	1,538	1,125
Non-interest expense	5,919	6,175	6,071	5,777

Income before income taxes	3,278	3,439	3,050	2,753
Income taxes	2,943	1,202	922	951

Net income	$335	$2,237	$2,128	$1,802
Per common share data:
Basic earnings	$0.04	$0.27	$0.25	$0.22
Diluted earnings	$0.04	$0.26	$0.25	$0.21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO RIVER BANCORP

Date:	March 15, 2019	By:	/s/ WILLIAM D. MOSS
William D. Moss
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ WILLIAM D. MOSS	Chairman of the Board, President, Chief Executive Officer, Director	March 15, 2019
William D. Moss

/s/ A. RICHARD ABRAHAMIAN	Executive Vice President, Chief Financial Officer	March 15, 2019
A. Richard Abrahamian	(Principal Financial and Accounting Officer)

/s/ JAMES M. BOLLERMAN	Vice Chairman and co-Lead Independent Director of the Board	March 15, 2019
James M. Bollerman

/s/ JOHN J. PERRI, JR., CPA	Vice Chairman and co-Lead Independent Director of the Board	March 15, 2019
John J. Perri, Jr., CPA

/s/ CHARLES F. BUTRICO, JR.	Director	March 15, 2019
Charles F. Butrico, Jr.

/s/ ROBERT E. GREGORY	Director	March 15, 2019
Robert E. Gregory

/s/ ROBERT B. GROSSMAN, MD	Director	March 15, 2019
Robert B. Grossman, MD

/s/ WILLIAM F. LaMORTE	Director	March 15, 2019
William F. LaMorte

/s/ JOSEPH F.X. O’SULLIVAN	Director	March 15, 2019
Joseph F.X. O’Sullivan

/s/ WILLIAM STATTER	Director	March 15, 2019
William Statter

/s/ ANDREW A. VITALE, CPA	Director	March 15, 2019
Andrew A. Vitale, CPA

/s/ ROBIN ZAGER	Director, Corporate Secretary	March 15, 2019
Robin Zager