Form 10-Q
period 2019-03-31
TWO RIVER BANCORP
filed 2019-05-09
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	TRCB	The NASDAQ Stock Market LLC

As of May 6, 2019, there were 8,669,262 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$15,945	$24,067
Interest-bearing deposits in bank	46,743	24,059
Cash and cash equivalents	62,688	48,126

Securities available for sale, at fair value (amortized cost of $24,061 and $25,017 at March 31, 2019 and December 31, 2018, respectively)	23,552	24,407
Securities held to maturity, at amortized cost (fair value of $46,298 and $47,266 at March 31, 2019 and December 31, 2018, respectively)	45,838	47,455
Equity securities, at fair value	2,497	2,451
Restricted investments, at cost	6,017	6,082
Loans held for sale	1,496	1,496
Loans	948,493	921,301
Allowance for loan losses	(11,582)	(11,398)
Net loans	936,911	909,903

Other real estate owned ("OREO")	585	585
Bank owned life insurance	22,060	22,098
Premises and equipment, net	6,173	5,917
Operating lease right-of-use assets	4,997	—
Accrued interest receivable	2,793	2,583
Goodwill	18,109	18,109
Other assets	6,805	7,207

Total Assets	$1,140,521	$1,096,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$177,938	$176,655
Interest-bearing	781,717	740,699
Total Deposits	959,655	917,354

Securities sold under agreements to repurchase	15,185	19,402
FHLB and other borrowings	20,700	22,500
Subordinated debt	9,932	9,923
Accrued interest payable	153	119
Operating lease liabilities	5,127	—
Other liabilities	10,613	10,623

Total Liabilities	1,021,365	979,921

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 8,996,545 and 8,935,437 at March 31, 2019 and December 31, 2018, respectively
Outstanding – 8,668,100 and 8,606,992 at March 31, 2019 and December 31, 2018, respectively	80,759	80,481
Retained earnings	41,416	39,109
Treasury stock, at cost; 328,445 shares at March 31, 2019 and December 31, 2018	(2,647)	(2,647)
Accumulated other comprehensive loss	(372)	(445)
Total Shareholders' Equity	119,156	116,498

Total Liabilities and Shareholders’ Equity	$1,140,521	$1,096,419
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest Income
Loans, including fees	$11,312	$9,821
Securities:
Taxable	331	297
Tax-exempt	239	282
Interest-bearing deposits	187	67
Total Interest Income	12,069	10,467
Interest Expense
Deposits	2,418	1,358
Securities sold under agreements to repurchase	11	14
FHLB and other borrowings	132	130
Subordinated debt	165	165
Total Interest Expense	2,726	1,667
Net Interest Income	9,343	8,800
Provision for Loan Losses	425	400
Net Interest Income after Provision for Loan Losses	8,918	8,400

Non-Interest Income
Service fees on deposit accounts	166	238
Mortgage banking	280	338
Other loan fees	160	111
Earnings from investment in bank owned life insurance	143	130
Gain on sale of SBA loans	206	331
Other income	202	162
Total Non-Interest Income	1,157	1,310

Non-Interest Expenses
Salaries and employee benefits	3,841	3,885
Occupancy and equipment	1,042	1,090
Professional	434	340
Insurance	65	57
FDIC insurance and assessments	124	123
Advertising	70	60
Data processing	188	152
Outside services fees	54	81
OREO expenses, impairments and sales, net	4	(1)
Loan workout expenses	(8)	51
Other operating	481	389
Total Non-Interest Expenses	6,295	6,227

Income before Income Taxes	3,780	3,483
Income tax expense	997	807
Net Income	$2,783	$2,676

Earnings Per Common Share:
Basic	$0.32	$0.32
Diluted	$0.32	$0.31
Weighted average common shares outstanding
Basic	8,583	8,447
Diluted	8,712	8,675
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$2,783	$2,676
Other comprehensive income (loss):

Unrealized holdings gains (losses) on securities available for sale, net of income tax expense (benefit) 2019: $28, 2018: ($54)	73	(139)

Other comprehensive income (loss)	73	(139)

Total comprehensive income	$2,856	$2,537

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2019	8,606,992	$80,481	$39,109	$(2,647)	$(445)	$116,498
Net income	—	—	2,783	—	—	2,783
Other comprehensive income	—	—	—	—	73	73
Stock-based compensation expense	—	83	—	—	—	83
Cash dividends on common stock ($0.055 per share)	—	—	(476)	—	—	(476)
Options exercised	47,952	179	—	—	—	179
Employee stock purchase program	1,006	16	—	—	—	16
Restricted stock and other awards	12,150	—	—	—	—	—
Balance, March 31, 2019	8,668,100	$80,759	$41,416	$(2,647)	$(372)	$119,156

Balance, January 1, 2018	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571
Net income	—	—	2,676	—	—	2,676
Other comprehensive loss	—	—	—	—	(139)	(139)
Stock-based compensation expense	—	65	—	—	—	65
Cash dividends on common stock ($0.045 per share)	—	—	(382)	—	—	(382)
Options exercised	45,730	172	—	—	—	172
AOCI reclassification related to Tax Reform	—	—	59	—	(59)	—
AOCI reclassification due to adoption of ASU 2016-01	—	—	(39)	—	39	—
Employee stock purchase program	972	17	—	—	—	17
Restricted stock and other awards	8,400	—	—	—	—	—
Shares forfeited	(500)	—	—	—	—	—
Balance, March 31, 2018	8,524,632	$79,932	$31,907	$(2,396)	$(463)	$108,980

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$2,783	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	166
Provision for loan losses	425	400
Amortization of subordinated debt issuance costs	9	8
Net amortization of securities premiums and discounts	152	186
Earnings from investment in bank owned life insurance	(126)	(130)
Proceeds from sale of mortgage loans held for sale	11,022	11,830
Origination of mortgage loans held for sale	(10,819)	(11,963)
Gain on sale of mortgage loans held for sale	(203)	(201)
Gain on sale of loans transferred from held for investment to held for sale	(37)	(100)
Stock-based compensation expense	83	65
Death benefit on bank owned life insurance	(17)	—
Proceeds from sale of SBA loans held for sale	3,319	1,412
Origination of SBA loans held for sale	(3,113)	—
Gain from sale of SBA loans held for sale	(206)	(331)
Unrealized (gain) loss on equity securities	(31)	40
Net non-cash operating lease right-of-use assets and lease liabilities	130	—
Decrease (increase) in assets:
Accrued interest receivable	(210)	62
Other assets	359	25
Increase (decrease) in liabilities:
Accrued interest payable	34	(1)
Other liabilities	(10)	614
Net Cash Provided by Operating Activities	3,692	4,758
Cash Flows From Investing Activities
Purchase of securities available for sale	—	(2,996)
Purchase of securities held to maturity	—	(598)
Proceeds from repayments, calls and maturities of securities available for sale	919	1,048
Proceeds from repayments, calls and maturities of securities held to maturity	1,502	668
Proceeds from sale of loans transferred from held for investment to held for sale	1,973	5,080
Net increase in loans	(29,369)	(26,539)
Purchases of premises and equipment	(404)	(84)
Purchase of restricted investments, net	65	(167)
Proceeds from death benefit of bank owned life insurance	181	—
Net Cash Used In Investing Activities	(25,133)	(23,588)
Cash Flows From Financing Activities
Net increase in deposits	42,301	9,347
Net decrease in securities sold under agreements to repurchase	(4,217)	(8,648)
Proceeds from FHLB and other borrowings	20,000	—
Repayment of FHLB and other borrowings	(21,800)	(1,300)
Cash dividends paid – common stock	(476)	(382)
Proceeds from employee stock purchase plan	16	17
Proceeds from exercise of stock options	179	172
Net Cash Provided by (Used In) Financing Activities	36,003	(794)
Net Increase (Decrease) in Cash and Cash Equivalents	14,562	(19,624)
Cash and Cash Equivalents – Beginning	48,126	48,219
Cash and Cash Equivalents - Ending	$62,688	$28,595

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Supplementary cash flow information:
Interest paid	$2,692	$1,668
Income taxes paid	$4	$7
Supplemental schedule of non-cash activities:
Transfer of loans held for investment to loans held for sale	$1,936	$4,980

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “2018 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months, subject to a policy election. The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a leasee. Additionally, the ASU expands quantitative and qualitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

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

Under legacy lease accounting, all of the Company's leases, which primarily relate to office space and bank branches, were classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet for periods prior to the adoption of ASC 842. The Company engaged a third-party vendor and used their software to assist in implementing this ASU. Due to the

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

adoption of ASU 2016-02, the Company recognized an operating right-of-use asset of $5.0 million and a lease liability of $5.1 million on its balance sheet as of March 31, 2019. This negatively impacted the Company's capital ratios by approximately 5 basis points compared to December 31, 2018. See Note 8, Leases, for more information.

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a CECL committee, which has assessed our data and system needs, and has engaged a third-party vendor to assist in analyzing our data and developing a CECL model. The Company, in conjunction with this vendor, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASU is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the ASU on our consolidated financial statements.

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

ASU 2019-01: In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

NOTE 3 - REVENUE RECOGNITION (Continued)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on deposit accounts	$166	$238
Other income	145	133
Non-Interest Income (in-scope of Topic 606)	311	371
Non-Interest Income (out-of-scope of Topic 606)	846	939
Total Non-Interest Income	$1,157	$1,310

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands, Except Per Share Data)

Net income	$2,783	$2,676

Weighted average common shares outstanding – Basic	8,583	8,447

Effect of dilutive securities, stock options and restricted stock	129	228

Weighted average common shares outstanding – Diluted	8,712	8,675

Basic earnings per common share	$0.32	$0.32

Diluted earnings per common share	$0.32	$0.31

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three months ended March 31, 2019 and 2018.

 NOTE 6 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2019:

Securities available for sale:
U.S. Government agency securities	$11,509	$8	$(143)	$11,374
Municipal securities	485	1	—	486
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	5,704	1	(136)	5,569
U.S. Government collateralized residential mortgage obligations	4,364	7	(170)	4,201
Corporate debt securities, primarily financial institutions	1,999	1	(78)	1,922

Total securities available for sale	$24,061	$18	$(527)	$23,552

Total equity securities	$2,574	$—	$(77)	$2,497

Securities held to maturity:
Municipal securities	$35,203	$771	$(3)	$35,971
GSE – Residential mortgage-backed securities	7,130	—	(125)	7,005
U.S. Government collateralized residential mortgage obligations	1,677	—	(55)	1,622
Corporate debt securities, primarily financial institutions	1,828	—	(128)	1,700

Total securities held to maturity	$45,838	$771	$(311)	$46,298

NOTE 6 – SECURITIES (Continued)

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2018:

Securities available for sale:
U.S. Government agency securities	$11,800	$5	$(170)	$11,635
Municipal securities	487	—	—	487
GSE – residential mortgage-backed securities	6,131	1	(185)	5,947
U.S. Government collateralized residential mortgage obligations	4,600	1	(178)	4,423
Corporate debt securities, primarily financial institutions	1,999	3	(87)	1,915

Total securities available for sale	$25,017	$10	$(620)	$24,407

Total equity securities	$2,559	$—	$(108)	$2,451

Securities held to maturity:
Municipal securities	$36,436	$389	$(111)	$36,714
GSE – residential mortgage-backed securities	7,423	—	(211)	7,212
U.S. Government collateralized residential mortgage obligations	1,769	—	(57)	1,712
Corporate debt securities, primarily financial institutions	1,827	—	(199)	1,628

Total securities held to maturity	$47,455	$389	$(578)	$47,266

The amortized cost and fair value of the Company’s debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$3,751	$3,739	$4,525	$4,537
Due in one year through five years	5,167	5,152	1,824	1,875
Due in five years through ten years	1,213	1,185	7,278	7,352
Due after ten years	3,862	3,706	23,404	23,907

Sub-total	13,993	13,782	37,031	37,671

GSE – residential mortgage-backed securities	5,704	5,569	7,130	7,005
U.S. Government collateralized residential mortgage obligations	4,364	4,201	1,677	1,622

Total	$24,061	$23,552	$45,838	$46,298

The Company had no security sales for the three months ended March 31, 2019 or 2018.

NOTE 6 – SECURITIES (Continued)

Investment securities with a carrying value of $30.1 million and $24.7 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019:	(In Thousands)

U.S. Government agency securities	$—	$—	$9,930	$(143)	$9,930	$(143)
Municipal securities	—	—	2,844	(3)	2,844	(3)
GSE – residential mortgage-backed securities	1,333	(1)	11,114	(260)	12,447	(261)
U.S. Government collateralized residential mortgage obligations	121	—	4,931	(225)	5,052	(225)
Corporate debt securities, primarily financial institutions	499	(1)	2,622	(205)	3,121	(206)
Total temporarily impaired securities	$1,953	$(2)	$31,441	$(836)	$33,394	$(838)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:	(In Thousands)

U.S. Government agency securities	$4,842	$(72)	$5,470	$(98)	$10,312	$(170)
Municipal securities	5,227	(24)	8,378	(87)	13,605	(111)
GSE – residential mortgage-backed securities	1,330	(10)	11,675	(386)	13,005	(396)
U.S. Government collateralized residential mortgage obligations	146	—	5,938	(235)	6,084	(235)
Corporate debt securities, primarily financial institutions	493	(8)	2,548	(278)	3,041	(286)
Total temporarily impaired securities	$12,038	$(114)	$34,009	$(1,084)	$46,047	$(1,198)

The Company had 58 securities in an unrealized loss position at March 31, 2019. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, municipals, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of March 31, 2019, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 6 – SECURITIES (Continued)

Included in corporate debt securities are three individual trust preferred securities issued by large financial institutions, all with a Moody’s rating of Baa1. At March 31, 2019, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of March 31, 2019. These three securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at March 31, 2019.

There were no other-than-temporary impairments recognized during the three months ended March 31, 2019 and 2018.

Equity securities consist solely of the Community Reinvestment Act ("CRA") Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the three months ended March 31, 2019 and 2018, an unrealized gain of $31,000 and an unrealized loss of $40,000, respectively, was recorded in Other Income.

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential mortgage loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgages ("ARM") loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as a part of its strategy to manage interest rate risk. During the three months ended March 31, 2019 and 2018, the Company transferred $1.9 million and $5.0 million, respectively, from held for investment to held for sale. Gains from such sales were $37,000 and $100,000 for the three months ended March 31, 2019 and 2018, respectively. Transfers from held for investment occur at the lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs. Depending on the type of loan sold, servicing may or may not be retained.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at March 31, 2019 and December 31, 2018, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result in increasing or decreasing the provision for certain loan categories that the Company either had experienced more or less historical net charge-offs.

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Commercial and industrial	$112,157	$109,362
Real estate – construction	140,279	144,865
Real estate – commercial	577,270	552,549
Real estate – residential	89,455	84,123
Consumer	30,122	31,144

	949,283	922,043
Allowance for loan losses	(11,582)	(11,398)
Net unearned fees	(790)	(742)

Net Loans	$936,911	$909,903

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2019:			(In Thousands)

Commercial and industrial	$—	$—	$600	$600	$111,557	$112,157	$—
Real estate – construction	—	—	2,833	2,833	137,446	140,279	—
Real estate – commercial	—	—	54	54	577,216	577,270	—
Real estate – residential	901	—	227	1,128	88,327	89,455	—
Consumer	117	—	194	311	29,811	30,122	—

Total	$1,018	$—	$3,908	$4,926	$944,357	$949,283	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2018:			(In Thousands)

Commercial and industrial	$100	$—	$765	$865	$108,497	$109,362	$—
Real estate – construction	3,575	—	150	3,725	141,140	144,865	—
Real estate – commercial	563	—	54	617	551,932	552,549	—
Real estate – residential	—	564	227	791	83,332	84,123	—
Consumer	—	—	194	194	30,950	31,144	—

Total	$4,238	$564	$1,390	$6,192	$915,851	$922,043	$—

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Commercial and industrial	$600	$765
Real estate – construction	2,833	150
Real estate – commercial	54	54
Real estate – residential	227	227
Consumer	194	194

Total	$3,908	$1,390

There were no new troubled debt restructurings ("TDRs") that occurred during the three months ended March 31, 2019 or 2018.

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

At March 31, 2019, TDRs totaled $7.4 million, including $6.7 million that were current and five non-accrual loans totaling $711,000. As of December 31, 2018, TDRs totaled $7.7 million, including $6.8 million that were current and six non-accrual loans totaling $877,000. At both March 31, 2019 and December 31, 2018, the Company had no specific reserve against any loan relationship classified as TDR.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2019 and 2018, respectively.

It is the Company’s policy to classify a TDR that is either 90 days or greater delinquent or that has been placed on a non-accrual status as a subsequently defaulted TDR.

The following tables summarize information in regards to both the recorded investment balance information for impaired loans by loan portfolio class at March 31, 2019 and December 31, 2018, and the average recorded investment balance information for impaired loans by loan portfolio class for the three months ended March 31, 2019 and 2018, respectively:

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of March 31, 2019			For the three months ended March 31, 2019
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,922	$3,922	$—	$3,862	$43
Real estate – construction	5,765	6,007	—	5,884	34
Real estate – commercial	166	166	—	167	1
Real estate – residential	587	587	—	588	5
Consumer	194	194	—	194	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$3,922	$3,922	$—	$3,862	$43
Real estate – construction	5,765	6,007	—	5,884	34
Real estate – commercial	166	166	—	167	1
Real estate – residential	587	587	—	588	5
Consumer	194	194	—	194	—

Total	$10,634	$10,876	$—	$10,695	$83

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2018			For the three months ended March 31, 2018
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$4,200	$4,200	$—	$3,203	$33
Real estate – construction	3,082	3,082	—	3,145	33
Real estate – commercial	168	168	—	334	2
Real estate – residential	589	589	—	1,085	5
Consumer	194	194		234	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total:
Commercial and industrial	$4,200	$4,200	$—	$3,203	$33
Real estate – construction	3,082	3,082	—	3,145	33
Real estate – commercial	168	168	—	334	2
Real estate – residential	589	589	—	1,085	5
Consumer	194	194		234	—

Total	$8,233	$8,233	$—	$8,001	$73

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
March 31, 2019:

Commercial and industrial	$107,647	$116	$4,394	$—	$112,157
Real estate – construction	134,514	1,569	4,196	—	140,279
Real estate – commercial	573,886	2,656	728	—	577,270
Real estate – residential	89,228	—	227	—	89,455
Consumer	29,762	—	360	—	30,122

Total	$935,037	$4,341	$9,905	$—	$949,283

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2018:

Commercial and industrial	$104,557	$126	$4,679	$—	$109,362
Real estate – construction	138,858	1,577	4,430	—	144,865
Real estate – commercial	549,083	2,722	744	—	552,549
Real estate – residential	83,896	—	227	—	84,123
Consumer	30,782	—	362	—	31,144

Total	$907,176	$4,425	$10,442	$—	$922,043

The following tables present the balance in the allowance for loan losses at March 31, 2019 and December 31, 2018 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
March 31, 2019:

Commercial and industrial	$773	$—	$773	$112,157	$3,922	$108,235
Real estate – construction	2,011	—	2,011	140,279	5,765	134,514
Real estate – commercial	7,487	—	7,487	577,270	166	577,104
Real estate – residential	711	—	711	89,455	587	88,868
Consumer	135	—	135	30,122	194	29,928
Unallocated	465	—	465	—	—	—

Total	$11,582	$—	$11,582	$949,283	$10,634	$938,649

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2018:

Commercial and industrial	$745	$—	$745	$109,362	$4,200	$105,162
Real estate – construction	2,049	—	2,049	144,865	3,082	141,783
Real estate – commercial	7,283	—	7,283	552,549	168	552,381
Real estate – residential	668	—	668	84,123	589	83,534
Consumer	147	—	147	31,144	194	30,950
Unallocated	506	—	506	—	—	—

Total	$11,398	$—	$11,398	$922,043	$8,233	$913,810
During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result in increasing or decreasing the provision for certain loan categories that the Company either had experienced more or less historical net charge-offs.

The following table presents the change in the allowance for loan losses by classes of loans for the three months ended March 31, 2019 and 2018:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total

Beginning balance, January 1, 2019	$745	$2,049	$7,283	$668	$147	$506	$11,398
Charge-offs	—	(242)	—	—	(5)	—	(247)
Recoveries	—	—	4	—	2	—	6
Provision	28	204	200	43	(9)	(41)	425

Ending balance, March 31, 2019	$773	$2,011	$7,487	$711	$135	$465	$11,582

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
			(In Thousands)
Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(115)	—	—	—	—	—	(115)
Recoveries	—	3	6	—	—	—	9
Provision	152	97	54	(3)	(18)	118	400

Ending balance, March 31, 2018	$967	$1,489	$7,385	$499	$156	$466	$10,962

NOTE 8 - LEASES

The Company follows ASU 2016-02, "Leases (Topic 842)," which revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 requires that lessees recognize the assets and liabilities on its balance sheet that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The Company adopted this standard as of January 1, 2019. We have elected to apply ASU 2016-02 as of the beginning of the period of adoption and will not restate comparative periods.

Operating leases, in which we are the lessee, are recorded as Operating Right-of-Use ("ROU") Assets and Operating Lease Liabilities on our Consolidated Balance Sheets. We do not currently have any finance leases in which we are the lessee. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our Incremental Borrowing Rate (“IBR”). The IBR was calculated for each lease by taking comparable term FHLB fixed rate borrowings based on the remaining terms of each respective lease and adding a proportionate market spread based on an unsecured borrowing. The IBR for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy and Equipment expense in the Consolidated Statements of Income. For the three months ended March 31, 2019 and 2018, operating lease expense amounted to $455,000 and $451,000, respectively.

Our leases relate primarily to bank branches and equipment with remaining lease terms of generally one to ten years. Certain lease arrangements contain extension options which typically range from one to five years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2019, operating lease ROU assets and operating lease liabilities were $5.0 million and $5.1 million, respectively. The table below summarizes information related to our operating leases:

(In thousands, except percentages and years)	March 31, 2019
Right-of-use asset	$4,997
Weighted remaining lease term in years	4.5
Weighted average discount rate	4.30%

(In thousands)	Three months ended March 31, 2019
Operating cash flows from operating leases	$370
Variable lease costs (1)	$85

(In thousands)
Twelve months ended March 31,
2020	$1,427
2021	1,329
2022	1,175
2023	803
2024	410
Thereafter	503
Total Lease Payments	$5,647
Interest	(520)
Present Value of Lease Liabilities	$5,127

(1) Variable lease costs represents variable payments, such as common area maintenance and utilities.

NOTE 9 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of March 31, 2019, the number of shares of Company common stock remaining and available for future issuance under the Plan is 99,269. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board.

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

Stock Options

For the three months ended March 31, 2019, there were no stock options granted.

Stock-based compensation expense related to the vesting of stock options granted in prior periods was approximately $9,000 during the three month period ended March 31, 2019, as compared to $15,000 for the same three month period in 2018 and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options granted under the Plan was $46,000 as of March 31, 2019 and will be recognized over the subsequent weighted average life of 1.6 years

The following table presents information regarding the Company’s outstanding stock options at March 31, 2019:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	242,533	$5.89
Options granted	—	—
Options exercised	(47,952)	3.95
Options forfeited	—	—
Options outstanding, March 31, 2019	194,581	$6.38	4.12	$1,842,241
Options exercisable, March 31, 2019	173,278	$6.05	3.83	$1,698,702
Option exercise price range at March 31, 2019	$2.87 to $11.21

NOTE 9 – STOCK-BASED COMPENSATION PLANS (Continued)

The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $574,000 and $631,000, respectively. Cash received from such exercises was $179,000 and $172,000, respectively. Income tax benefit of $41,000 and $88,000 was recognized in the three months ended March 31, 2019 and 2018, respectively, relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $74,000 for the three month period ended March 31, 2019, as compared to $50,000 for the three month period ended March 31, 2018 and is included in salaries and employee benefits on the statement of operations. There was no income tax benefit recognized in the three months ended March 31, 2019 relating to the adoption of ASU 2016-09 attributable to restricted stock awards compared to an income tax benefit of $2,000 during the three months ended March 31, 2018.

Total unrecognized compensation cost related to restricted stock under the Plan as of March 31, 2019 was $984,000 and will be recognized over the subsequent weighted average life of 3.5 years.

The following table summarizes information about restricted stock at March 31, 2019:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2018	68,040	$15.61
Restricted stock earned	(4,103)	10.65
Granted	12,150	15.86
Awards forfeited	—	—
Unvested at September 30, 2018	76,087	$15.94

NOTE 10 – GUARANTEES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $232.1 million and $264.1 million at March 31, 2019 and December 31, 2018, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. As of March 31, 2019 and December 31, 2018, the Company had $3.4 million and $4.2 million, respectively, of commercial and similar letters of credit. Management believes that

NOTE 10 – GUARANTEES (Continued)

the current amount of the liability as of March 31, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

NOTE 11 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at March 31, 2019 and December 31, 2018. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York ("FHLB") of approximately $36.9 million based on the current loan collateral pledged of $135.4 million at March 31, 2019.

At March 31, 2019 and December 31, 2018, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $20.7 million and $22.5 million, respectively. These advances had an average interest rate of 1.96% and 1.93% at March 31, 2019 and December 31, 2018, respectively. These advances are contractually scheduled for repayment as follows:

	March 31, 2019	December 31, 2018	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$—	$1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$20,700	$22,500

As of March 31, 2019, the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of March 31, 2019 and December 31, 2018, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
March 31, 2019
Class of Collateral Pledged:
U.S. Government agency securities	$8,938	$—	$—	$—	$8,938
GSE – residential mortgage-backed securities	4,087	—	—	—	4,087
U.S. Government collateralized residential mortgage obligations	7,772	—	—	—	7,772
Total	$20,797	$—	$—	$—	$20,797
Gross amount of recognized liabilities for repurchase agreements and securities lending					$15,185
Excess of collateral pledged over recognized liability					$5,612

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$11,566	$—	$—	$—	$11,566
GSE – residential mortgage-backed securities	4,289	—	—	—	4,289
U.S. Government collateralized residential mortgage obligations	10,334	—	—	—	10,334
Total	$26,189	$—	$—	$—	$26,189
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,402
Excess of collateral pledged over recognized liability					$6,787

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 13 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at March 31, 2019 and December 31, 2018, respectively, which includes $68,000 and $77,000, respectively, of remaining unamortized debt issuance costs at March 31, 2019 and December 31, 2018. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2019:

Securities available for sale:
U.S. Government agency securities	$—	$11,374	$—	$11,374
Municipal securities	—	486	—	486
GSE – residential mortgage-backed securities	—	5,569	—	5,569
U.S. Government collateralized residential mortgage obligations	—	4,201	—	4,201
Corporate debt securities, primarily financial institutions	—	1,922	—	1,922

Total securities available for sale	$—	$23,552	$—	$23,552

Total equity securities	$2,497	$—	$—	$2,497

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2018:

Securities available for sale:
U.S. Government agency securities	$—	$11,635	$—	$11,635
Municipal securities	—	487	—	487
GSE – residential mortgage-backed securities	—	5,947	—	5,947
U.S. Government collateralized residential mortgage obligations	—	4,423	—	4,423
Corporate debt securities, primarily financial institutions	—	1,915	—	1,915

Total securities available for sale	$—	$24,407	$—	$24,407

Total equity securities	$2,451	$—	$—	$2,451

As of March 31, 2019 and December 31, 2018, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At March 31, 2019:
Impaired loans, net of partial charge-offs	$—	$—	$2,683	$2,683

At December 31, 2018:
OREO	$—	$—	$585	$585

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2019 and 2018.

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

The following valuation techniques were used to measure fair value of assets in the tables above:

•
Impaired loans – Impaired loans measured at fair value are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. This method of fair value measurement is used on all of the Company’s impaired loans. Fair value is generally determined based upon either independent third party appraisals of the properties or discounted cash flows based upon the expected proceeds. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. At March 31, 2019, there was one impaired loan, which had no discount to its appraised value and had liquidation expenses of 6.7%. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At December 31, 2018, the discount and liquidation expenses for collateral adjustments to our OREO was 9.5%. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2019 and December 31, 2018, the Company initiated foreclosure proceedings on three loans secured by residential real estate in the amount of $598,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018:

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). See Note 6, Securities, for more information regarding the CRA Mutual Fund. At March 31, 2019 and December 31, 2018, there were no Level 3 securities.

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at March 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$62,688	$62,688	$62,688	$—	$—
Securities available for sale	23,552	23,552	—	23,552	—
Securities held to maturity	45,838	46,298	—	46,298	—
Equity securities	2,497	2,497	2,497	—	—
Restricted investments	6,017	6,017	—	—	6,017
Loans held for sale	1,496	1,515	—	—	1,515
Loans receivable, net	936,911	931,740	—	—	931,740
Accrued interest receivable	2,793	2,793	—	462	2,331

Financial liabilities:
Deposits	959,655	958,957	—	958,957	—
Securities sold under agreements to repurchase	15,185	15,185	—	15,185	—
FHLB and other borrowings	20,700	20,414	—	20,414	—
Subordinated debt	9,932	10,150	—	10,150	—
Accrued interest payable	153	153	—	153	—

	Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$48,126	$48,126	$48,126	$—	$—
Securities available for sale	24,407	24,407	—	24,407	—
Securities held to maturity	47,455	47,266	—	47,266	—
Equity securities	2,451	2,451	2,451	—	—
Restricted investments	6,082	6,082	—	—	6,082
Loans held for sale	1,496	1,525	—	—	1,525
Loans receivable, net	909,903	887,374	—	—	887,374
Accrued interest receivable	2,583	2,583	—	643	1,940

Financial liabilities:
Deposits	917,354	915,435	—	915,435	—
Securities sold under agreements to repurchase	19,402	19,402	—	19,402	—
FHLB and other borrowings	22,500	21,966	—	24,966	—
Subordinated debt	9,923	9,999	—	9,999	—
Accrued interest payable	119	119	—	119	—

NOTE 15 - INCOME TAXES

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

On December 22, 2017, H.R.1 (originally known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, lowering the corporate income tax rate from 34 percent to 21 percent. This provided significant tax benefits in 2018 by lowering the effective tax rate.

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

For the three months ended March 31, 2019, the Company reported income tax expense of $997,000 for an effective tax rate of 26.4%, compared to an income tax expense of $807,000 for an effective tax rate of 23.2% for the same period last year. This was due to a lower tax benefit related to the accounting treatment of equity-based compensation, in which a $41,000 benefit was recognized in the first quarter of 2019 compared to a $90,000 benefit from the same period last year. Additionally, New Jersey enacted a Corporation Business Tax surtax of 2.5%, which did not take effect until July 1, 2018 and, as such, negatively impacted income tax expense by approximately $75,000 in the first quarter of 2019 compared to the same period in 2018.

The Company did not recognize or accrue any interest or penalties related to income taxes during the for the three months ended March 31, 2019 or 2018.  The Company did not have an accrual for uncertain tax positions as of March 31, 2019 or December 31, 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

NOTE 16 – SHAREHOLDERS’ EQUITY

On January 24, 2019, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2019 to December 31, 2019. During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock.

NOTE 17 – SUBSEQUENT EVENT

On April 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.07 per share to common shareholders of record at the close of business on May 10, 2019, payable on May 30, 2019.

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

Factors that may cause actual results to differ from those results, expressed or implied, include, but are not limited to, those discussed under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K, under this Item 2, and in our other filings with the SEC.

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

The following information should be read in conjunction with the consolidated financial statements and the related notes thereto included in the 2018 Form 10-K and in this Form 10-Q.

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

The Tax Act was signed into law on December 22, 2017. As a result of the Tax Act, the Company recorded a non-cash charge to income tax expense of approximately $1.8 million in the fourth quarter of 2017 primarily due to the re-measurement of deferred tax assets and liabilities.

Overview

The Company reported net income of $2.8 million, or $0.32 per diluted share, for the first quarter of 2019, compared to $2.7 million, or $0.31 per diluted share, for the same period in 2018, an increase of $107,000, or 4.0%. The increase was primarily due to higher net interest income, partially offset by lower non-interest income coupled with a higher effective tax rate of 26.4% compared to 23.2% from the same period last year, as discussed below.

The effective tax rate increased to 26.4% from 23.2% for the three months ended March 31, 2019 and 2018, respectively. This was due to a lower tax benefit related to the accounting treatment of equity-based compensation, in which a $41,000 benefit was recognized in the first quarter of 2019 compared to a $90,000 benefit from the same period last year. Additionally, New Jersey enacted a Corporation Business Tax surtax of 2.5%, which did not take effect until July 1, 2018, and negatively impacted expense by approximately $75,000 in the first quarter of 2019 compared to the same period in 2018.

The annualized return on average assets was 1.01% for the three months ended March 31, 2019 as compared to 1.04% for the same period in 2018. The annualized return on average shareholders’ equity was 9.59% for the three months ended March 31, 2019 as compared to 10.08% for the same period in 2018. Book value and tangible book value per common share rose to $13.75 and $11.66, respectively, at March 31, 2019 as compared to $12.78 and $10.66, respectively, at March 31, 2018, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $543,000, or 6.2%, for the quarter ended March 31, 2019 from the same period in 2018. Average interest-earning assets totaled $1.051 billion, an increase of $66.8 million, or 6.8%, from the quarter ended March 31, 2018, primarily due to an increase in average loans. The Company reported a net interest margin of 3.60% for the quarter ended March 31, 2019, a slight decrease of 3 basis points when compared to the 3.63% reported for the quarter ended March 31, 2018, and an increase of 4 basis points when compared to the 3.56% for the quarter ended December 31, 2018. The decrease from the first quarter of 2018 was largely due to higher cost of funds.

The Company recorded a provision for loan losses of $425,000 for the three months ended March 31, 2019 as compared to $400,000 for the corresponding 2018 period. The majority of the first quarter 2019 provision was to support the Company's strong loan growth. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended March 31, 2019 totaled $1.2 million, a decrease of $153,000, or 11.7%, compared to the same period in 2018. This decrease was largely the result of lower residential mortgage banking revenue, lower gains on the sale of SBA loans and lower service fees on deposit accounts, partially offset by higher other loan fees, primarily due to loan prepayment fees.

Non-interest expense for the quarter ended March 31, 2019 totaled $6.3 million, an increase of $68,000, or 1.1%, compared to the same period in 2018. This was largely due to higher professional expenses, partially offset by lower salaries and benefits and lower occupancy and equipment costs.

Total assets at March 31, 2019 were $1.141 billion, an increase of 4.0% from $1.096 billion at December 31, 2018. Total loans at March 31, 2019 were $948.5 million, an increase of $27.2 million, or 3.0%, from the $921.3 million recorded at December 31, 2018. Total deposits were $959.7 million at March 31, 2019, an increase of $42.3 million, or 4.6%, from the $917.4 million at December 31, 2018. Core checking deposits at March 31, 2019 increased $8.5 million, or 2.3%, to $378.5 million from $370.0 million at year-end 2018, while savings accounts, money market deposits and time deposits collectively increased $33.8 million, or 6.2%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At March 31, 2019, the Company’s allowance for loan losses was $11.6 million, an increase from the $11.4 million at December 31, 2018. The allowance for loan losses as a percentage of total loans at March 31, 2019 was 1.22%, compared to 1.24% at December 31, 2018. Non-performing assets at March 31, 2019 as a percentage of total assets was 0.39% compared to 0.18% at December 31, 2018 and 0.19% at March 31, 2018. Non-performing assets were $4.5 million at March 31, 2019 compared to $2.0 million at December 31, 2018 and March 31, 2018.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended March 31,
	2019	2018
Return on average assets	1.01%	1.04%
Return on average tangible assets (1)	1.02%	1.06%
Return on average shareholders' equity	9.59%	10.08%
Return on average tangible shareholders' equity (1)	11.33%	12.12%
Net interest margin	3.60%	3.63%
Average equity to average assets	10.52%	10.29%
Average tangible equity to average tangible assets (1)	9.05%	8.71%

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

(in thousands except per share data and percentages)	For the Three Months Ended March 31,
	2019	2018
Total shareholders' equity	$119,156	$108,980
Less: goodwill and other intangible assets	(18,109)	(18,109)
Tangible common shareholders’ equity	$101,047	$90,871

Common shares outstanding (in thousands)	8,668	8,525
Book value per common share	$13.75	$12.78

Book value per common share	$13.75	$12.78
Effect of intangible assets	(2.09)	(2.12)
Tangible book value per common share	$11.66	$10.66

Return on average assets	1.01%	1.04%
Effect of intangible assets	0.01%	0.02%
Return on average tangible assets	1.02%	1.06%

Return on average equity	9.59%	10.08%
Effect of average intangible assets	1.74%	2.04%
Return on average tangible equity	11.33%	12.12%

Average equity to average assets	10.52%	10.29%
Effect of average intangible assets	(1.47)%	(1.58)%
Average tangible equity to average tangible assets	9.05%	8.71%

Three months ended March 31, 2019 compared to March 31, 2018

Net Interest Income

Net interest income for the quarter ended March 31, 2019 totaled $9.3 million, an increase of $543,000, or 6.2%, compared to $8.8 million for the corresponding period in 2018. This increase was largely due to an increase of $66.8 million, or 6.8%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded mainly by a higher level of average deposits, primarily time deposits.

The net interest margin and net interest spread decreased to 3.60% and 3.30%, respectively, for the three month period ended March 31, 2019, from 3.63% and 3.43%, respectively, for the same prior year period, primarily resulting from a higher cost of funds.

Total interest income for the three months ended March 31, 2019 increased by $1.6 million, or 15.3%. The increase in interest income was due to a volume related increase in interest income of $761,000, combined with a rate related increase in interest income of $841,000 for the first quarter of 2019 as compared to the same prior year period.

Interest and fees on loans increased $1.5 million, to $11.3 million for the three months ended March 31, 2019 compared to $9.8 million for the corresponding period in 2018. Volume related increases of $826,000 were combined with rate related increases of $665,000. The average balance of the loan portfolio for the three months ended March 31, 2019 increased by $72.9 million, or 8.4%, to $941.5 million from $868.5 million for the corresponding period in 2018. The average annualized yield on the loan portfolio was 4.87% for the quarter ended March 31, 2019 compared to 4.59% for the quarter ended March 31, 2018. Additionally, the average balance of total non-accrual loans, which amounted to $3.2 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $570,000 for the three months ended March 31, 2019 compared to $579,000 for the three months ended March 31, 2018, a decrease of $9,000, or 1.6%. For the three months ended March 31, 2019, investment securities had an average balance of $79.2 million with an average annualized yield of 2.88% compared to an average balance of $97.6 million with an average annualized yield of 2.37% for the three months ended March 31, 2018.

Interest income on interest-bearing deposits was $187,000 for the three months ended March 31, 2019, representing an increase of $120,000 from $67,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, interest-bearing deposits had an average balance of $30.4 million and an average annualized yield of 2.50% as compared to an average balance of $18.1 million and an average annualized yield of 1.50% for the same period in 2018. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $2.7 million for the three months ended March 31, 2019 compared to $1.7 million for the corresponding period in 2018, an increase of $1.0 million, or 62.9%. This increase in interest expense was comprised of a $299,000 volume related increase as well as a $760,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities was $810.8 million for the three months ended March 31, 2019 compared to $769.6 million for the same period last year, an increase of $41.2 million, or 5.3%. Average NOW accounts decreased $31.0 million from $236.7 million with an average annualized rate of 0.53% during the first quarter of 2018, to $205.7 million with an average annualized rate of 0.81% during the first quarter of 2019. Average savings accounts increased $7.2 million from $248.5 million with an average annualized rate of 0.58% during the first quarter of 2018, to $255.7 million with an average annualized rate of 0.94% during the first quarter of 2019. Average money market deposits experienced a decrease of $16.8 million over this same period while the average annualized rate increased to 0.22% from 0.17%. Average time deposits increased by $88.3 million, or 52.4%, to $256.6 million over this same period. During the first quarter of 2019, our average demand deposits totaled $174.8 million, an increase of $14.8 million, or 9.2%, over the same period last year. For the three months ended March 31, 2019, the average annualized cost for all interest-bearing liabilities was 1.36%, compared to 0.88% for the three months ended March 31, 2018.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the first quarter of 2019 were $15.5 million, with an average interest rate of 0.29%, compared to $19.6 million, with an average interest rate of 0.29%, for the first quarter of 2018.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the first quarter of 2019 and 2018 was $25.7 million and $28.2 million, respectively, with an average interest rate of 2.08% and 1.87%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at March 31, 2019, which includes $68,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$30,370	$187	2.50%	$18,135	$67	1.50%
Investment securities	79,234	570	2.88%	97,625	579	2.37%
Loans, net of unearned fees (1) (2)	941,488	11,312	4.87%	868,544	9,821	4.59%

Total Interest-Earning Assets	1,051,092	12,069	4.66%	984,304	10,467	4.31%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,434)			(10,840)
All other assets	79,742			72,889

Total Assets	$1,119,400			$1,046,353

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$205,693	413	0.81%	$236,674	310	0.53%
Savings deposits	255,687	592	0.94%	248,488	354	0.58%
Money market deposits	41,580	23	0.22%	58,348	25	0.17%
Time deposits	256,603	1,390	2.20%	168,327	669	1.61%
Securities sold under agreements to repurchase	15,549	11	0.29%	19,636	14	0.29%
FHLB and other borrowings	25,711	132	2.08%	28,217	130	1.87%
Subordinated debt	9,929	165	6.65%	9,893	165	6.67%

Total Interest-Bearing Liabilities	810,752	2,726	1.36%	769,583	1,667	0.88%

Non-Interest-Bearing Liabilities:
Demand deposits	174,822			160,060
Other liabilities	16,075			9,033

Total Non-Interest-Bearing Liabilities	190,897			169,093

Shareholders' Equity	117,751			107,677

Total Liabilities and Stockholders' Equity	$1,119,400			$1,046,353

NET INTEREST INCOME		$9,343			$8,800

NET INTEREST SPREAD (3)			3.30%			3.43%

NET INTEREST MARGIN (4)			3.60%			3.63%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$45	$75	$120
Investment securities	(110)	101	(9)
Loans, net of unearned fees	826	665	1,491

Total Interest Income	761	841	1,602

Interest Paid On:
NOW deposits	(41)	144	103
Savings deposits	10	228	238
Money market deposits	(7)	5	(2)
Time deposits	350	371	721
Securities sold under agreements to repurchase	(3)	—	(3)
FHLB and other borrowings	(11)	13	2
Subordinated debt	1	(1)	—

Total Interest Expense	299	760	1,059

Net Interest Income	$462	$81	$543

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the first quarter of 2019, a provision for loan losses of $425,000 was expensed as compared to $400,000 for the corresponding 2018 period. The majority of the first quarter of 2019 and 2018 provision was to support the Company's strong loan growth and to a lesser degree, net charge offs of $241,000 and $106,000, respectively. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.6 million, or 1.22% of total loans at March 31, 2019, as compared to $11.4 million, or 1.24% at December 31, 2018.

In management’s opinion, the level of allowance for loan losses, totaling $11.6 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended March 31, 2019 and 2018, non-interest income amounted to $1.2 million and $1.3 million, respectively, a decrease of $153,000, or 11.7%. This decrease was primarily the result of lower residential mortgage banking revenues, lower gains on the sale of SBA loans and lower service fees on deposit accounts, partially offset by higher other loan fees, primarily due to loan prepayment fees. Additionally, other income increased by $40,000, or 24.7%, primarily resulting from the recognition of a $31,000 unrealized gain related to the CRA Mutual Fund due to the adoption of ASU 2016-01, compared to a $40,000 unrealized loss in 2018.

Non-Interest Expenses

Non-interest expenses for the three months ended March 31, 2019 increased $68,000, or 1.1%, to $6.3 million compared to $6.2 million for the three months ended March 31, 2018. This increase was primarily due to higher professional fees, partially offset by lower salaries and benefits and lower occupancy and equipment costs.

Income Taxes

The Company recorded income tax expense of $997,000 for the three months ended March 31, 2019 compared to $807,000 for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and 2018 was 26.4% and 23.2%, respectively. The increase in the effective tax rate was due to a lower tax benefit related to the accounting treatment of equity-based compensation, in which a $41,000 benefit was recognized in the first quarter of 2019 compared to a $90,000 benefit from the same period last year. Additionally, New Jersey enacted a Corporate Business Tax surtax of 2.5%, which did not take effect until July 1, 2018 and, as such, negatively impacted income tax expense by approximately $75,000 in the first quarter of 2019 compared to the same period in 2018.

FINANCIAL CONDITION
Assets

At March 31, 2019, total assets were $1.141 billion, an increase of $44.1 million, or 4.0%, from $1.096 billion at December 31, 2018. At March 31, 2019, total loans were $948.5 million, an increase of $27.2 million, or 3.0%, from the $921.3 million reported at December 31, 2018. This loan growth was funded primarily by deposit growth. Investment securities, including restricted stock, were $77.9 million at March 31, 2019 as compared to $80.4 million at December 31, 2018, a decrease of $2.5 million, or 3.1%. At March 31, 2019, cash and cash equivalents totaled $62.7 million compared to $48.1 million at December 31, 2018, an increase of $14.6 million, or 30.3%. Goodwill totaled $18.1 million at both March 31, 2019 and December 31, 2018.

Liabilities

Total liabilities increased $41.4 million, or 4.2%, to $1.021 billion at March 31, 2019, from $979.9 million at December 31, 2018. Total deposits increased $42.3 million, or 4.6%, to $959.7 million at March 31, 2019, from $917.4 million at December 31, 2018. FHLB and other borrowings decreased by $1.8 million over this same period while securities sold under agreement to repurchase decreased by $4.2 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $77.9 million at March 31, 2019 compared to $80.4 million at December 31, 2018, a decrease of $2.5 million, or 3.1%. During the three months ended March 31, 2019 and 2018, investment security purchases amounted to $65,000 and $3.8 million, respectively, while repayments, calls and maturities amounted to $2.4 million and $1.7 million, respectively. Additionally, there were no investment security sales during the first three months of 2019 or 2018.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and an investment in a CRA mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At March 31, 2019, the Company maintained $12.7 million of GSE residential mortgage-backed securities in the investment portfolio and $5.9 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of three single issue securities issued by large financial institutions, all with a Moody’s rating of Baa1. These securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at March 31, 2019. The unrealized loss on these securities is related to general market conditions and the widening of interest rate spreads.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of March 31, 2019, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$112,157	11.8%	$109,362	11.9%
Real estate – construction	140,279	14.8%	144,865	15.7%
Real estate – commercial	577,270	60.9%	552,549	60.0%
Real estate – residential	89,455	9.4%	84,123	9.1%
Consumer	30,122	3.2%	31,144	3.4%
Unearned fees	(790)	(0.1)%	(742)	(0.1)%
Total loans	$948,493	100.0%	$921,301	100.0%

Total loans, net of unearned fees, increased by $27.2 million, or 3.0%, to $948.5 million from $921.3 million at December 31, 2018. The increase was due to growth in most sectors of the portfolio during the period. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2019, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. One of our strategies is to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, the intention is to replace some of these LPOs with a full service branch at an appropriate location within that market. During the first quarter of 2017, the Bank relocated our Toms River, New Jersey, LPO into a new, more highly visible location that now complements our other LPO in Summit, New Jersey. Both of our LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at March 31, 2019 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 60.9% of our total loans at March 31, 2019, up slightly from 60.0% at December 31, 2018. These loans increased $24.7 million, or 4.5%, to $577.3 million at March 31, 2019 from $552.5 million at December 31, 2018. Commercial and industrial loans increased by $2.8 million, or 2.6%, to $112.2 million at March 31, 2019 from $109.4 million at December 31, 2018. Real estate construction loans decreased by $4.6 million, or 3.2%, to $140.3 million at March 31, 2019 from $144.9 million at December 31, 2018, while real estate residential loans increased $5.3 million, or 6.3%, to $89.5 million at March 31, 2019 from $84.1 million at December 31, 2018. Consumer loans declined by $1.0 million, or 3.3%, to $30.1 million at March 31, 2019 from $31.1 million at December 31, 2018.

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

At March 31, 2019, non-accrual loans increased to $3.9 million from the $1.4 million at December 31, 2018. Our non-performing loans are primarily secured by real estate. At March 31, 2019 and December 31, 2018, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of March 31, 2019 and December 31, 2018. Total TDRs are broken out at the bottom of the table.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$600	$765
Real estate-construction	2,833	150
Real estate-commercial	54	54
Real estate-residential	227	227
Consumer	194	194

Total Non-Performing Loans	3,908	1,390

OREO	585	585

Total Non-Performing Assets	$4,493	$1,975

Ratios:
Non-Performing loans to total loans	0.41%	0.15%
Non-Performing assets to total assets	0.39%	0.18%

Troubled Debt Restructured Loans:
Performing	$6,726	$6,842
Non-performing (included in non-performing assets above)	711	877

Total non-performing loans increased by $2.5 million from December 31, 2018. Nine loans comprise both the $3.9 million and $1.4 million of non-performing loans at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At March 31, 2019, non-performing commercial and industrial loans decreased by $165,000 during the three months ended March 31, 2019, primarily due to the full payoff of one loan relationship. The $600,000 is comprised of four commercial term loans.

At March 31, 2019, non-performing real estate construction loans increased by $2.7 million from December 31, 2018, due to the addition of a $2.9 million residential construction loan placed into non-accrual status, for which a $242,000 partial writedown was subsequently recorded on the loan.

At March 31, 2019, non-performing real estate commercial, real estate residential and consumer loans remained unchanged at $54,000, $227,000 and $194,000, respectively, from December 31, 2018.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At March 31, 2019 and December 31, 2018, the Bank had $585,000 in OREO.

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

As of March 31, 2019 and December 31, 2018, TDRs totaled $7.4 million and $7.7 million, respectively. The $7.4 million is comprised of $166,000 in real estate commercial loans, $3.1 million in real estate construction loans, $3.8 million in commercial and industrial, and $360,000 in real estate residential loans. All TDRs as of March 31, 2019 are collateral-dependent. Of the $7.4 million, no relationships have a specific reserve in our ALLL computation.

The $166,000 in real estate commercial loans identified as TDR’s are all accruing, with the exception of one non-accrual loan totaling $54,000, which is secured by real estate.

The $3.1 million in real estate construction loans are primarily comprised of three relationships and are all performing, with the exception of one non-accrual loan totaling $150,000, which is well collateralized.

The $3.8 million in commercial and industrial loans are all performing, with the exception of three non-accrual loans totaling $507,000, each of which is well collateralized.

The $360,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At March 31, 2019, the Company had $14.3 million in loans that were risk rated as special mention, substandard, or doubtful. This $14.3 million of special mention, substandard, and doubtful loans represents a decrease of $600,000 from the $14.9 million reported at December 31, 2018, primarily due to the partial writedown on one credit and the full payoff of another credit.

At March 31, 2019, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories comprising potential problem loans.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018.

	March 31,		December 31,
	2019	2018	2018
	(in thousands, except percentages)

Balance at beginning of year	$11,398	$10,668	$10,668
Provision charged to expense	425	400	775
Recoveries (charge-offs), net	(241)	(106)	$(45)
Balance of allowance at end of period	$11,582	$10,962	$11,398

Ratio of net charge-offs to average loans outstanding (annualized)	0.10%	0.05%	0.01%
Balance of allowance as a percent of loans at period-end	1.22%	1.26%	1.24%
Ratio of allowance to non-performing loans at period-end	296.37%	555.88%	820.00%

At March 31, 2019 and December 31, 2018, the Company’s allowance for loan losses was $11.6 million and $11.4 million, respectively. The allowance for loan losses as a percentage of total loans at March 31, 2019 was 1.22%, compared with 1.24% at December 31, 2018. The Company recorded a $425,000 provision to the allowance for loan losses for the three month period ended March 31, 2019 as compared to a $400,000 provision for the comparable period in 2018. The majority of the 2019 and 2018 provision was to support loan growth coupled with partial charge-offs. Non-performing loans at March 31, 2019 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2019, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures and, as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the housing market and levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result in increasing or decreasing the provision for certain loan categories that the Company either had experienced more or less historical net charge-offs.

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

Bank Owned Life Insurance (“BOLI”)

In November 2004, the Company invested in $3.5 million of BOLI to provide additional life insurance benefits for the Company and certain of its officers and directors, and as a source of funding for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers in 2004. The SERPs provide for payments upon retirement, death or disability. Since its initial investment in 2004, the Company has purchased an additional $17.0 million of BOLI. Expenses related to the SERP were approximately $38,000 and $80,000 for the three months ended March 31, 2019 and 2018, respectively. BOLI involves our purchase of life insurance on a selected group of officers. The Company is the owner and a beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $143,000, which includes a $17,000 death benefit, and $130,000 for the three months ended March 31, 2019 and 2018, respectively.

Premises and Equipment

Premises and equipment totaled approximately $6.2 million at March 31, 2019 and $5.9 million at December 31, 2018. Depreciation expense totaled $148,000 and $166,000 for the three months ended March 31, 2019 and 2018, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at March 31, 2019 and December 31, 2018, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2018. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

There can be no assurance that future testing will not result in material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 4, Goodwill, in the Company’s financial statements.

Deposits

Deposits are the Company’s primary source of funds. The deposit increase during 2019 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during 2019 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered certificates of deposit (“CDs”), and Listed Service CDs, at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

In the third quarter of 2017, the Company closed and consolidated its Allaire and Manasquan branches into a new and more visible location in Sea Girt, New Jersey. In the fourth quarter of 2018, we closed our New Brunswick branch as that office had not met our long-term expectations. The closure of these offices was in line with our strategic plans of optimizing the profitability of our branch network. Additionally, in early April of 2019, we opened a new branch in the Ironbound district of Newark, New Jersey in Essex County. We also purchased a new site in Middletown, New Jersey, and will be relocating our existing Middletown branch into this new, more visible location.This branch is expected to open in the third quarter of 2019.

Total deposits at March 31, 2019, were $959.7 million, an increase of $42.3 million, or 4.6%, from the $917.4 million at December 31, 2018. Core checking deposits at March 31, 2019 increased $8.5 million, or 2.3% to $378.5 million when compared to year-end 2018, while savings accounts, money market deposits and time deposits, including wholesale and brokered CDs, collectively increased $33.8 million, or 6.2%, to $581.2 million as compared to December 31, 2018. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our cost of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at March 31, 2019 amounted to $785.9 million and accounted for 81.9% of total deposits, as compared to $765.0 million and 83.4% at December 31, 2018. During 2019, we continued to price our CDs $250,000 and over at rates that are competitive with our market competition. The balance in our CDs $250,000 and over at March 31, 2019 totaled $44.7 million as compared to $38.5 million at December 31, 2018, an increase of $6.2 million, or 16.1%. At March 31, 2019, the Company had $82.8 million in brokered CDs as compared to $74.1 million at December 31, 2018, with all-in rates ranging from 1.30% to 3.15% and original terms ranging from 12 to 84 months, while Listed Service CDs totaled $46.3 million compared to $39.8 million at December 31, 2018, with rates between 1.30% to 3.26% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $36.9 million based on the current loan collateral pledged of $135.4 million at March 31, 2019.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At March 31, 2019 and December 31, 2018, the Company had no short-term borrowings outstanding.

At March 31, 2019 and December 31, 2018, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $20.7 million at March 31, 2019 compared to $22.5 million at December 31, 2018. The FHLB advances had a weighted average interest rate of 1.96% and 1.93% at March 31, 2019 and December 31, 2018, respectively. These advances are contractually scheduled for repayment as follows:

	March 31, 2019	December 31, 2018	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$—	$1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$20,700	$22,500

The maximum amount outstanding of FHLB advances at any month-end during the three months ended March 31, 2019 and 2018 was $30.7 million and $39.5 million, respectively. The average interest rate paid on FHLB advances was 2.08% and 1.87% during the three months ended March 31, 2019 and 2018, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at March 31, 2019 and December 31, 2018, which includes $68,000 and $77,000 of remaining unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $15.2 million at March 31, 2019, a decrease of $4.2 million, or 21.7%, from $19.4 million at December 31, 2018.

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

At March 31, 2019, the Company had $62.7 million in cash and cash equivalents as compared to $48.1 million at December 31, 2018. Cash and cash equivalent balances include $46.7 million and $24.1 million of interest-bearing deposits at the Federal Reserve Bank of New York at March 31, 2019 and December 31, 2018, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Lines of credit secured by 1 - 4 family residential properties	$28,806	$25,828
Commitments to fund commercial real estate and construction loans	144,914	177,650
Commitments to fund commercial and industrial loans and other loans	58,419	60,579
Commercial and financial letters of credit	3,387	4,245
Total off-balance sheet commitments	$235,526	$268,302

Capital

Shareholders’ equity increased by approximately $2.7 million, or 2.3%, to $119.2 million at March 31, 2019 compared to $116.5 million at December 31, 2018. Net income for the three month period ended March 31, 2019 added $2.8 million to shareholders’ equity. Additionally, stock-based compensation expense of $83,000, options exercised of $179,000, employee stock purchases of $16,000 and $73,000 in after-tax net unrealized gains on securities available for sale during the three months ended March 31, 2019, were other major contributors to the increase. These increases were partially offset by $476,000 in cash dividends on common stock. During the three months ended March 31, 2019, the Company repurchased no shares under its share repurchase program.

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

As of March 31, 2019, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at March 31, 2019 and December 31, 2018, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of March 31, 2019
Common Equity Tier 1 Capital to Risk Weighted Assets	10.10%	11.00%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.20%	10.03%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.10%	11.00%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.25%	12.16%	8.00%	10.00%

As of December 31, 2018
Common Equity Tier 1 Capital to Risk Weighted Assets	10.14%	11.09%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.10%	9.95%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.14%	11.09%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.34%	12.26%	8.00%	10.00%
______________________________________

* The Prompt Corrective Action rules apply to the Bank only. For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is only required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to Risk Weighted Assets ratio of at least 10.0%.

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

As of March 31, 2019 and December 31 2018, the Company and the Bank's capital levels exceeded the applicable capital conservation buffer. Effective January 1, 2019, the capital levels required to avoid limitation on elective distributions applicable to the Company and the Bank were as follows:

i.	a common equity Tier 1 capital ratio of 7.00%;

ii.	a Tier 1 Risk based capital ratio of 8.50%; and

iii.	a Total Risk based capital ratio of 10.50%.

As of March 31, 2019, the Bank had a capital conservation buffer greater than 2.5%.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There has been no material change in the risk factors previously disclosed under the heading "Risk Factors" within the Company's Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2019, no shares were repurchased under the Company’s share repurchase program. In January 2019, the Board of Directors approved a new share repurchase program, whereby the Company may repurchase up to $2.0 million of its common stock from January 1, 2019 to December 31, 2019.

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

TWO RIVER BANCORP

Date:	May 9, 2019	By:	/s/ William D. Moss
William D. Moss
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)