Form 10-Q
period 2019-06-30
TWO RIVER BANCORP
filed 2019-08-07
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 5, 2019, there were 8,690,610 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$19,798	$24,067
Interest-bearing deposits in bank	50,242	24,059
Cash and cash equivalents	70,040	48,126

Securities available for sale, at fair value (amortized cost of $23,965 and $25,017 at June 30, 2019 and December 31, 2018, respectively)	23,604	24,407
Securities held to maturity, at amortized cost (fair value of $45,050 and $47,266 at June 30, 2019 and December 31, 2018, respectively)	43,774	47,455
Equity securities, at fair value	2,548	2,451
Restricted investments, at cost	6,447	6,082
Loans held for sale	1,093	1,496
Loans	953,080	921,301
Allowance for loan losses	(11,684)	(11,398)
Net loans	941,396	909,903

Other real estate owned ("OREO")	2,912	585
Bank owned life insurance	22,188	22,098
Premises and equipment, net	6,505	5,917
Operating lease right-of-use assets	5,004	—
Accrued interest receivable	2,929	2,583
Goodwill	18,109	18,109
Other assets	7,248	7,207

Total Assets	$1,153,797	$1,096,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$179,886	$176,655
Interest-bearing	792,706	740,699
Total Deposits	972,592	917,354

Securities sold under agreements to repurchase	14,162	19,402
FHLB and other borrowings	20,700	22,500
Subordinated debt	9,942	9,923
Accrued interest payable	94	119
Operating lease liabilities	5,137	—
Other liabilities	9,754	10,623

Total Liabilities	1,032,381	979,921

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 9,017,520 and 8,935,437 at June 30, 2019 and December 31, 2018, respectively
Outstanding – 8,656,830 and 8,606,992 at June 30, 2019 and December 31, 2018, respectively	80,954	80,481
Retained earnings	43,857	39,109
Treasury stock, at cost; 360,690 and 328,445 shares at June 30, 2019 and December 31, 2018, respectively	(3,129)	(2,647)
Accumulated other comprehensive loss	(266)	(445)
Total Shareholders' Equity	121,416	116,498

Total Liabilities and Shareholders’ Equity	$1,153,797	$1,096,419
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2019 and 2018
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income
Loans, including fees	$11,731	$10,243	$23,043	$20,064
Securities:
Taxable	298	290	629	587
Tax-exempt	234	280	473	562
Interest-bearing deposits	216	94	403	161
Total Interest Income	12,479	10,907	24,548	21,374
Interest Expense
Deposits	2,771	1,641	5,189	2,999
Securities sold under agreements to repurchase	9	15	20	29
FHLB and other borrowings	101	116	233	246
Subordinated debt	166	165	331	330
Total Interest Expense	3,047	1,937	5,773	3,604
Net Interest Income	9,432	8,970	18,775	17,770
Provision for Loan Losses	100	225	525	625
Net Interest Income after Provision for Loan Losses	9,332	8,745	18,250	17,145

Non-Interest Income
Service fees on deposit accounts	173	239	339	477
Mortgage banking	424	409	704	747
Other loan fees	138	137	298	248
Earnings from investment in bank owned life insurance	128	132	271	262
Gain on sale of SBA loans	130	387	336	718
Net realized gain on sale of securities	1	—	1	—
Other income	238	192	440	354
Total Non-Interest Income	1,232	1,496	2,389	2,806

Non-Interest Expenses
Salaries and employee benefits	3,942	4,010	7,783	7,895
Occupancy and equipment	1,030	1,043	2,072	2,133
Professional	472	488	906	828
Insurance	66	64	131	121
FDIC insurance and assessments	114	123	238	246
Advertising	120	130	190	190
Data processing	174	174	362	326
Outside services fees	60	80	114	161
OREO expenses, impairments and sales, net	(154)	(14)	(150)	(15)
Loan workout expenses	17	45	9	96
Other operating	513	408	994	797
Total Non-Interest Expenses	6,354	6,551	12,649	12,778

Income before Income Taxes	4,210	3,690	7,990	7,173
Income tax expense	1,162	1,040	2,159	1,847
Net Income	$3,048	$2,650	$5,831	$5,326

Earnings Per Common Share:
Basic	$0.35	$0.31	$0.68	$0.63
Diluted	$0.35	$0.30	$0.67	$0.61
Weighted average common shares outstanding
Basic	8,596	8,488	8,594	8,480
Diluted	8,709	8,690	8,715	8,695
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2019 and 2018
(in thousands)

	Three Months Ended
	June 30,
	2019	2018
Net income	$3,048	$2,650
Other comprehensive income (loss):

Unrealized holdings gain (loss) on securities available for sale, net of income tax expense (benefit) 2019: $42, 2018: ($20)	106	(55)

Other comprehensive income (loss)	106	(55)

Total comprehensive income	$3,154	$2,595

	Six Months Ended
	June 30,
	2019	2018
Net income	$5,831	$5,326
Other comprehensive income/(loss):

Unrealized holdings gain (loss) on securities available for sale, net of income tax expense (benefit) 2019: $70; 2018: ($74)	179	(194)

Other comprehensive income (loss):	179	(194)

Total comprehensive income	$6,010	$5,132

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2019 and 2018
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2019	8,606,992	$80,481	$39,109	$(2,647)	$(445)	$116,498
Net income	—	—	5,831	—	—	5,831
Other comprehensive income	—	—	—	—	179	179
Stock-based compensation expense	—	195	—	—	—	195
Cash dividends on common stock ($0.125 per share)	—	—	(1,083)	—	—	(1,083)
Options exercised	58,765	244	—	—	—	244
Employee stock purchase program	2,168	34	—	—	—	34
Common stock repurchased	(32,245)			(482)		(482)
Restricted stock and other awards	21,150	—	—	—	—	—
Balance, June 30, 2019	8,656,830	$80,954	$43,857	$(3,129)	$(266)	$121,416

Balance, January 1, 2018	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571
Net income	—	—	5,326	—	—	5,326
Other comprehensive loss	—	—	—	—	(194)	(194)
Stock-based compensation expense	—	140	—	—	—	140
Cash dividends on common stock ($0.09 per share)	—	—	(766)	—	—	(766)
Options exercised	64,496	238	—	—	—	238
AOCI reclassification related to Tax Reform	—	—	59	—	(59)	—
AOCI reclassification due to adoption of ASU 2016-01	—	—	(39)	—	39	—
Employee stock purchase program	1,817	32	—	—	—	32
Restricted stock and other awards	19,400	—	—	—	—	—
Shares forfeited	(500)	—	—	—	—	—
Balance, June 30, 2018	8,555,243	$80,088	$34,173	$(2,396)	$(518)	$111,347

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$5,831	$5,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	326
Provision for loan losses	525	625
Amortization of subordinated debt issuance costs	19	17
Net amortization of securities premiums and discounts	287	384
Earnings from investment in bank owned life insurance	(254)	(262)
Proceeds from sale of mortgage loans held for sale	31,323	27,085
Origination of mortgage loans held for sale	(30,361)	(26,584)
Gain on sale of mortgage loans held for sale	(559)	(451)
Gain on sale of loans transferred from held for investment to held for sale	(59)	(200)
Net realized gain on sale of OREO	(188)	—
Stock-based compensation expense	195	140
Death benefit on bank owned life insurance	(17)	—
Net realized gain on sale of securities available for sale	(1)	—
Proceeds from sale of SBA loans held for sale	4,627	1,798
Origination of SBA loans held for sale	(4,291)	(1,086)
Gain from sale of SBA loans held for sale	(336)	(718)
Unrealized (gain) loss on equity securities	(67)	58
Net non-cash operating lease right-of-use assets and lease liabilities	133	—
Increase in assets:
Accrued interest receivable	(346)	(153)
Other assets	(141)	(566)
Increase (decrease) in liabilities:
Accrued interest payable	(25)	8
Other liabilities	(869)	148
Net Cash Provided by Operating Activities	5,737	5,895
Cash Flows From Investing Activities
Purchase of securities available for sale	(3,757)	(4,245)
Purchase of securities held to maturity	—	(1,958)
Proceeds from repayments, calls and maturities of securities available for sale	1,984	4,388
Proceeds from repayments, calls and maturities of securities held to maturity	3,446	1,782
Proceeds from sales of securities available for sale	2,774	—
Proceeds from sale of loans transferred from held for investment to held for sale	3,079	10,030
Net increase in loans	(37,855)	(49,417)
Purchases of premises and equipment	(899)	(221)
Purchase of restricted investments, net	(365)	(475)
Proceeds from death benefit of bank owned life insurance	181	—
Proceeds from sale of OREO	678	—
Net Cash Used In Investing Activities	(30,734)	(40,116)
Cash Flows From Financing Activities
Net increase in deposits	55,238	19,322
Net decrease in securities sold under agreements to repurchase	(5,240)	(7,242)
Proceeds from FHLB and other borrowings	20,000	—
Repayment of FHLB and other borrowings	(21,800)	(1,300)
Cash dividends paid – common stock	(1,083)	(766)
Proceeds from employee stock purchase plan	34	32
Proceeds from exercise of stock options	244	238
Common stock repurchased	(482)	—
Net Cash Provided by Financing Activities	46,911	10,284
Net Increase (Decrease) in Cash and Cash Equivalents	21,914	(23,937)
Cash and Cash Equivalents – Beginning	48,126	48,219
Cash and Cash Equivalents - Ending	$70,040	$24,282

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
For the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Supplementary cash flow information:
Interest paid	$5,798	$3,596
Income taxes paid	$2,226	$2,129
Supplemental schedule of non-cash activities:
Other real estate acquired in settlement of loans	$2,817	$—
Transfer of loans held for investment to loans held for sale	$3,020	$9,830

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”); Two River’s wholly-owned subsidiaries, TRCB Investment Corporation and TRCB Holdings Nine LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019 (the “2018 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

adoption of ASU 2016-02, the Company recognized an operating right-of-use asset of $5.0 million and a lease liability of $5.1 million on its balance sheet as of June 30, 2019. This negatively impacted the Company's capital ratios by approximately 5 basis points compared to December 31, 2018. See Note 8, Leases, for more information.

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. In April 2019, the FASB issued ASU 2019-04, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief." This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company does not expect to elect the fair value option. For public entities that are SEC filers, these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a CECL committee, which has assessed our data and system needs, and has engaged a third-party vendor to assist in analyzing our data and developing a CECL model. The Company, in conjunction with this vendor, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASUs are effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of these ASUs on our consolidated financial statements.

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

ASU 2018-13: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 includes certain removals, modifications and additions to the disclosure requirements on fair value measurements in Topic 820. The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The impact on the consolidated financial statements of the Company will depend on the facts and circumstances

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

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

NOTE 3 - REVENUE RECOGNITION (Continued)

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on deposit accounts	$173	$239	$339	$477
Other income	164	145	309	278
Non-Interest Income (in-scope of Topic 606)	337	384	648	755
Non-Interest Income (out-of-scope of Topic 606)	895	1,112	1,741	2,051
Total Non-Interest Income	$1,232	$1,496	$2,389	$2,806

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)

Net income	$3,048	$2,650	$5,831	$5,326

Weighted average common shares outstanding – Basic	8,596	8,488	8,594	8,480

Effect of dilutive securities, stock options and restricted stock	113	202	121	215

Weighted average common shares outstanding – Diluted	8,709	8,690	8,715	8,695

Basic earnings per common share	$0.35	$0.31	$0.68	$0.63

Diluted earnings per common share	$0.35	$0.30	$0.67	$0.61

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and six months ended June 30, 2019 and 2018.

 NOTE 6 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2019:

Securities available for sale:
U.S. Government agency securities	$9,624	$—	$(116)	$9,508
Municipal securities	483	2	—	485
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	7,761	28	(75)	7,714
U.S. Government collateralized residential mortgage obligations	4,097	26	(146)	3,977
Corporate debt securities, primarily financial institutions	2,000	1	(81)	1,920

Total securities available for sale	$23,965	$57	$(418)	$23,604

Total equity securities	$2,588	$—	$(40)	$2,548

Securities held to maturity:
Municipal securities	$33,895	$1,414	$(1)	$35,308
GSE – Residential mortgage-backed securities	6,466	16	(14)	6,468
U.S. Government collateralized residential mortgage obligations	1,584	3	(11)	1,576
Corporate debt securities, primarily financial institutions	1,829	—	(131)	1,698

Total securities held to maturity	$43,774	$1,433	$(157)	$45,050

NOTE 6 – SECURITIES (Continued)

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2018:

Securities available for sale:
U.S. Government agency securities	$11,800	$5	$(170)	$11,635
Municipal securities	487	—	—	487
GSE – residential mortgage-backed securities	6,131	1	(185)	5,947
U.S. Government collateralized residential mortgage obligations	4,600	1	(178)	4,423
Corporate debt securities, primarily financial institutions	1,999	3	(87)	1,915

Total securities available for sale	$25,017	$10	$(620)	$24,407

Total equity securities	$2,559	$—	$(108)	$2,451

Securities held to maturity:
Municipal securities	$36,436	$389	$(111)	$36,714
GSE – residential mortgage-backed securities	7,423	—	(211)	7,212
U.S. Government collateralized residential mortgage obligations	1,769	—	(57)	1,712
Corporate debt securities, primarily financial institutions	1,827	—	(199)	1,628

Total securities held to maturity	$47,455	$389	$(578)	$47,266

The amortized cost and fair value of the Company’s debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,250	$4,248	$3,744	$3,754
Due in one year through five years	1,938	1,937	1,743	1,808
Due in five years through ten years	4,363	4,282	6,916	7,072
Due after ten years	1,556	1,446	23,321	24,372

Sub-total	12,107	11,913	35,724	37,006

GSE – residential mortgage-backed securities	7,761	7,714	6,466	6,468
U.S. Government collateralized residential mortgage obligations	4,097	3,977	1,584	1,576

Total	$23,965	$23,604	$43,774	$45,050

The Company had two security sales for the for the three and six months ended June 30, 2019 totaling $2.8 million and recorded gross realized gains and losses of $8,000 and $7,000, respectively. There were no security sales during 2018.

NOTE 6 – SECURITIES (Continued)

Investment securities with a carrying value of $25.9 million and $24.7 million at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019:	(In Thousands)

U.S. Government agency securities	$1,161	$(9)	$8,347	$(107)	$9,508	$(116)
Municipal securities	—	—	591	(1)	591	(1)
GSE – residential mortgage-backed securities	—	—	9,350	(89)	9,350	(89)
U.S. Government collateralized residential mortgage obligations	3	—	4,140	(157)	4,143	(157)
Corporate debt securities, primarily financial institutions	500	—	2,117	(212)	2,617	(212)
Total temporarily impaired securities	$1,664	$(9)	$24,545	$(566)	$26,209	$(575)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:	(In Thousands)

U.S. Government agency securities	$4,842	$(72)	$5,470	$(98)	$10,312	$(170)
Municipal securities	5,227	(24)	8,378	(87)	13,605	(111)
GSE – residential mortgage-backed securities	1,330	(10)	11,675	(386)	13,005	(396)
U.S. Government collateralized residential mortgage obligations	146	—	5,938	(235)	6,084	(235)
Corporate debt securities, primarily financial institutions	493	(8)	2,548	(278)	3,041	(286)
Total temporarily impaired securities	$12,038	$(114)	$34,009	$(1,084)	$46,047	$(1,198)

The Company had 47 securities in an unrealized loss position at June 30, 2019. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, municipals, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of June 30, 2019, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 6 – SECURITIES (Continued)

Included in corporate debt securities are three individual trust preferred securities issued by large financial institutions, all with a Moody’s rating of Baa1. At June 30, 2019, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of June 30, 2019. These three securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at June 30, 2019.

There were no other-than-temporary impairments recognized during the three and six months ended June 30, 2019 and 2018.

Equity securities consist solely of the Community Reinvestment Act ("CRA") Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the three and six months ended June 30, 2019, an unrealized gain of $36,000 and $67,000, respectively, was recorded in Other income. For the three and six months ended June 30, 2018, an unrealized loss of $19,000 and $58,000, respectively, was recorded in Other income.

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential mortgage loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgages ("ARM") loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as a part of its strategy to manage interest rate risk. During the three months ended June 30, 2019 and 2018, the Company transferred $1.1 million and $4.8 million, respectively, from held for investment to held for sale. Gains from such sales were $22,000 and $100,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018 the Company transferred $3.0 million and $9.8 million, respectively, from held for investment to held for sale. Gains from such sales were $59,000 and $200,000 for the six months ended June 30, 2019 and 2018, respectively. Transfers from held for investment occur at the lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs. Depending on the type of loan sold, servicing may or may not be retained.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at June 30, 2019 and December 31, 2018, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

During the fourth quarter of 2018, management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

as a whole, it did result in increasing or decreasing the provision for certain loan categories in which the Company either had experienced more or less historical net charge-offs.

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

Commercial and industrial	$110,791	$109,362
Real estate – construction	144,404	144,865
Real estate – commercial	574,660	552,549
Real estate – residential	92,829	84,123
Consumer	31,185	31,144

	953,869	922,043
Allowance for loan losses	(11,684)	(11,398)
Net unearned fees	(789)	(742)

Net Loans	$941,396	$909,903

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2019:			(In Thousands)

Commercial and industrial	$433	$—	$498	$931	$109,860	$110,791	$—
Real estate – construction	—	—	150	150	144,254	144,404	—
Real estate – commercial	1,618	—	—	1,618	573,042	574,660	—
Real estate – residential	—	—	505	505	92,324	92,829	—
Consumer	88	41	193	322	30,863	31,185	—

Total	$2,139	$41	$1,346	$3,526	$950,343	$953,869	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2018:			(In Thousands)

Commercial and industrial	$100	$—	$765	$865	$108,497	$109,362	$—
Real estate – construction	3,575	—	150	3,725	141,140	144,865	—
Real estate – commercial	563	—	54	617	551,932	552,549	—
Real estate – residential	—	564	227	791	83,332	84,123	—
Consumer	—	—	194	194	30,950	31,144	—

Total	$4,238	$564	$1,390	$6,192	$915,851	$922,043	$—

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In Thousands)

Commercial and industrial	$498	$765
Real estate – construction	150	150
Real estate – commercial	—	54
Real estate – residential	505	227
Consumer	193	194

Total	$1,346	$1,390

There were no new troubled debt restructurings ("TDRs") that occurred during the three and six months ended June 30, 2019 or 2018.

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

At June 30, 2019, TDRs totaled $5.5 million, including $5.0 million that were current and three non-accrual loans totaling $555,000. As of December 31, 2018, TDRs totaled $7.7 million, including $6.8 million that were current and six non-accrual loans totaling $877,000. At both June 30, 2019 and December 31, 2018, the Company had no specific reserve against any loan relationship classified as TDR.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2019 and 2018, respectively.

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

The following tables summarize information in regards to both the recorded investment balance information for impaired loans by loan portfolio class at June 30, 2019 and December 31, 2018, and the average recorded investment balance information for impaired loans by loan portfolio class for the three and six months ended June 30, 2019 and 2018, respectively:

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of June 30, 2019			For the three months ended June 30, 2019		For the six months ended June 30, 2019
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,706	$3,706	$—	$3,815	$44	$3,826	$87
Real estate – construction	1,553	1,553	—	4,789	32	5,275	66
Real estate – commercial	—	—	—	108	1	134	2
Real estate – residential	863	863	—	864	9	866	14
Consumer	193	193	—	193	—	193	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,706	$3,706	$—	$3,815	$44	$3,826	$87
Real estate – construction	1,553	1,553	—	4,789	32	5,275	66
Real estate – commercial	—	—	—	108	1	134	2
Real estate – residential	863	863	—	864	9	866	14
Consumer	193	193	—	193	—	193	—

Total	$6,315	$6,315	$—	$9,769	$86	$10,294	$169

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2018			For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$4,200	$4,200	$—	$3,099	$33	$3,150	$67
Real estate – construction	3,082	3,082	—	3,135	34	3,140	67
Real estate – commercial	168	168	—	302	1	318	3
Real estate – residential	589	589	—	1,083	4	1,084	9
Consumer	194	194		234	—	234	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$4,200	$4,200	$—	$3,099	$33	$3,150	$67
Real estate – construction	3,082	3,082	—	3,135	34	3,140	67
Real estate – commercial	168	168	—	302	1	318	3
Real estate – residential	589	589	—	1,083	4	1,084	9
Consumer	194	194		234	—	234	—

Total	$8,233	$8,233	$—	$7,853	$72	$7,926	$146

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
June 30, 2019:

Commercial and industrial	$106,509	$109	$4,173	$—	$110,791
Real estate – construction	142,851	—	1,553	—	144,404
Real estate – commercial	573,212	898	550	—	574,660
Real estate – residential	92,324	—	505	—	92,829
Consumer	30,828	—	357	—	31,185

Total	$945,724	$1,007	$7,138	$—	$953,869

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2018:

Commercial and industrial	$104,557	$126	$4,679	$—	$109,362
Real estate – construction	138,858	1,577	4,430	—	144,865
Real estate – commercial	549,083	2,722	744	—	552,549
Real estate – residential	83,896	—	227	—	84,123
Consumer	30,782	—	362	—	31,144

Total	$907,176	$4,425	$10,442	$—	$922,043

The following tables present the balance in the allowance for loan losses at June 30, 2019 and December 31, 2018 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
June 30, 2019:

Commercial and industrial	$766	$—	$766	$110,791	$3,705	$107,086
Real estate – construction	2,129	—	2,129	144,404	1,553	142,851
Real estate – commercial	7,464	—	7,464	574,660	—	574,660
Real estate – residential	736	—	736	92,829	863	91,966
Consumer	150	—	150	31,185	194	30,991
Unallocated	439	—	439	—	—	—

Total	$11,684	$—	$11,684	$953,869	$6,315	$947,554

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2018:

Commercial and industrial	$745	$—	$745	$109,362	$4,200	$105,162
Real estate – construction	2,049	—	2,049	144,865	3,082	141,783
Real estate – commercial	7,283	—	7,283	552,549	168	552,381
Real estate – residential	668	—	668	84,123	589	83,534
Consumer	147	—	147	31,144	194	30,950
Unallocated	506	—	506	—	—	—

Total	$11,398	$—	$11,398	$922,043	$8,233	$913,810

During the fourth quarter of 2018, management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result in increasing or decreasing the provision for certain loan categories in which the Company either had experienced more or less historical net charge-offs.

The following table presents the change in the allowance for loan losses by classes of loans for the three and six months ended June 30, 2019 and 2018:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, April 1, 2019	$773	$2,011	$7,487	$711	$135	$465	$11,582
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	2
Provision	(7)	118	(23)	25	13	(26)	100

Ending balance, June 30, 2019	$766	$2,129	$7,464	$736	$150	$439	$11,684

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, January 1, 2019	$745	$2,049	$7,283	$668	$147	$506	$11,398
Charge-offs	—	(242)	—	—	(5)	—	(247)
Recoveries	—	—	4	—	4	—	8
Provision	21	322	177	68	4	(67)	525

Ending balance, June 30, 2019	$766	$2,129	$7,464	$736	$150	$439	$11,684

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, April 1, 2018	$967	$1,489	$7,385	$499	$156	$466	$10,962
Charge-offs	—	—	(12)	—	—	—	(12)
Recoveries	—	—	6	—	20	—	26
Provision	9	83	136	21	(23)	(1)	225

Ending balance, June 30, 2018	$976	$1,572	$7,515	$520	$153	$465	$11,201

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(116)	—	(12)	—	—	—	(128)
Recoveries	—	3	13	—	20	—	36
Provision	162	180	189	18	(41)	117	625

Ending balance, June 30, 2018	$976	$1,572	$7,515	$520	$153	$465	$11,201

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

Operating leases, in which we are the lessee, are recorded as Operating Right-of-Use ("ROU") Assets and Operating Lease Liabilities on our Consolidated Balance Sheets. We do not currently have any finance leases in which we are the lessee. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our Incremental Borrowing Rate (“IBR”). The IBR was calculated for each lease by taking comparable term FHLB fixed rate borrowings based on the remaining terms of each respective lease and adding a proportionate market spread based on an unsecured borrowing. The IBR for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy and Equipment expense in the Consolidated Statements of Income. For the three and six months ended June 30, 2019 and 2018, operating lease expense amounted to $476,000 and $450,000 compared to $931,000 and $908,000, respectively.

Our leases relate primarily to bank branches and equipment with remaining lease terms of generally one to ten years. Certain lease arrangements contain extension options which typically range from one to five years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2019, operating lease ROU assets and operating lease liabilities were $5.0 million and $5.1 million, respectively. The table below summarizes information related to our operating leases:

(In thousands, except percentages and years)	June 30, 2019
Right-of-use asset	$5,004
Weighted remaining lease term in years	4.3
Weighted average discount rate	4.30%

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating cash flows from operating leases	$384	$370	$754	$740
Variable lease costs (1)	$92	$80	$177	$168

(In thousands)
Twelve months ended June 30,
2020	$1,466
2021	1,404
2022	1,162
2023	742
2024	452
Thereafter	411
Total Lease Payments	$5,637
Interest	(500)
Present Value of Lease Liabilities	$5,137

(1) Variable lease costs represents variable payments, such as common area maintenance and utilities.

NOTE 9 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of June 30, 2019, the number of shares of Company common stock remaining and available for future issuance under the Plan is 91,037. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board.

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

Stock Options

For the three and six months ended June 30, 2019, there were no stock options granted.

Stock-based compensation expense related to the vesting of stock options granted in prior periods was approximately $9,000 and $18,000 during the three and six month period ended June 30, 2019, as compared to $17,000 and 32,000 for the same three and six month period in 2018 and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options granted under the Plan was $39,000 as of June 30, 2019 and will be recognized over the subsequent weighted average life of 1.1 years.

The following table presents information regarding the Company’s outstanding stock options at June 30, 2019:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	242,533	$5.89
Options granted	—	—
Options exercised	(58,765)	4.16
Options forfeited	(368)	8.68
Options outstanding, June 30, 2019	183,400	$6.44	3.88	$1,450,151
Options exercisable, June 30, 2019	163,589	$6.13	3.59	$1,346,741
Option exercise price range at June 30, 2019	$2.87 to $11.21

NOTE 9 – STOCK-BASED COMPENSATION PLANS (Continued)

The total intrinsic value of options exercised during the three and six months ended June 30, 2019 was $102,000 and $676,000, respectively. Cash received from such exercises was $65,000 and $244,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2018 was $262,000 and $893,000, respectively. Cash received from such exercises was $66,000 and $238,000, respectively. Income tax benefit of $0 and $38,000, respectively, was recognized in the three and six months ended June 30, 2019, respectively, compared to $43,000 and $133,000, respectively, for the three and six months ended June 30, 2018 relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $103,000 and $177,000 for the three and six month period ended June 30, 2019, as compared to $58,000 and $108,000 for the three and six month period ended June 30, 2018 and is included in salaries and employee benefits on the statement of operations. There was no income tax benefit recognized in the three and six months ended June 30, 2019 and 2018 relating to the adoption of ASU 2016-09 attributable to restricted stock.

Total unrecognized compensation cost related to restricted stock under the Plan as of June 30, 2019 was $1.1 million and will be recognized over the subsequent weighted average life of 3.2 years.

The following table summarizes information about restricted stock at June 30, 2019:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2018	68,040	$15.61
Restricted stock earned	(13,714)	15.10
Granted	21,150	15.28
Awards forfeited	(400)	15.10
Unvested at June 30, 2019	75,076	$15.62

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $235.1 million and $264.1 million at June 30, 2019 and December 31, 2018, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would

NOTE 10 – GUARANTEES (Continued)

be reduced by any proceeds obtained in liquidation of the collateral held. As of June 30, 2019 and December 31, 2018, the Company had $3.1 million and $4.2 million, respectively, of commercial and similar letters of credit. Management believes that the current amount of the liability as of June 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

NOTE 11 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at June 30, 2019 and December 31, 2018. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York ("FHLB") of approximately $33.1 million based on the current loan collateral pledged of $131.9 million at June 30, 2019.

At June 30, 2019 and December 31, 2018, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $20.7 million and $22.5 million, respectively. These advances had an average interest rate of 1.96% and 1.93% at June 30, 2019 and December 31, 2018, respectively. These advances are contractually scheduled for repayment as follows:

	June 30, 2019	December 31, 2018	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$—	$1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$20,700	$22,500

As of June 30, 2019, the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

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

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of June 30, 2019 and December 31, 2018, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
June 30, 2019
Class of Collateral Pledged:
U.S. Government agency securities	$8,142	$—	$—	$—	$8,142
GSE – residential mortgage-backed securities	3,907	—	—	—	3,907
U.S. Government collateralized residential mortgage obligations	7,366	—	—	—	7,366
Total	$19,415	$—	$—	$—	$19,415
Gross amount of recognized liabilities for repurchase agreements and securities lending					$14,162
Excess of collateral pledged over recognized liability					$5,253

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$11,566	$—	$—	$—	$11,566
GSE – residential mortgage-backed securities	4,289	—	—	—	4,289
U.S. Government collateralized residential mortgage obligations	10,334	—	—	—	10,334
Total	$26,189	$—	$—	$—	$26,189
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,402
Excess of collateral pledged over recognized liability					$6,787

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 13 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at June 30, 2019 and December 31, 2018, respectively, which includes $58,000 and $77,000, respectively, of remaining unamortized debt issuance costs at June 30, 2019 and December 31, 2018. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2019:

Securities available for sale:
U.S. Government agency securities	$—	$9,508	$—	$9,508
Municipal securities	—	485	—	485
GSE – residential mortgage-backed securities	—	7,714	—	7,714
U.S. Government collateralized residential mortgage obligations	—	3,977	—	3,977
Corporate debt securities, primarily financial institutions	—	1,920	—	1,920

Total securities available for sale	$—	$23,604	$—	$23,604

Total equity securities	$2,548	$—	$—	$2,548

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2018:

Securities available for sale:
U.S. Government agency securities	$—	$11,635	$—	$11,635
Municipal securities	—	487	—	487
GSE – residential mortgage-backed securities	—	5,947	—	5,947
U.S. Government collateralized residential mortgage obligations	—	4,423	—	4,423
Corporate debt securities, primarily financial institutions	—	1,915	—	1,915

Total securities available for sale	$—	$24,407	$—	$24,407

Total equity securities	$2,451	$—	$—	$2,451

As of June 30, 2019 and December 31, 2018, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At June 30, 2019:
OREO	$—	$—	$2,912	$2,912

At December 31, 2018:
OREO	$—	$—	$585	$585

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2019 and 2018.

The following valuation techniques were used to measure fair value of assets in the tables above:

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At June 30, 2019, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 6.69% to 25.46% (weighted average of 8.00%). At December 31, 2018, the discount and liquidation expenses for collateral adjustments to our OREO was 9.5%. At June 30, 2019, OREO totaled $2.9 million consisting of three properties, one of which was acquired by deed in lieu of foreclosure, while the remaining two were acquired through foreclosure proceedings. All properties are carried at fair value less estimated selling costs based on current appraisals. These assets are included in Level 3 fair value based upon the lowest level

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

of input that is significant to the fair value measurement. At June 30, 2019 and December 31, 2018, the Company initiated foreclosure proceedings on three loans secured by residential real estate in the amount of $598,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018:

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). See Note 6, Securities, for more information regarding the CRA Mutual Fund. At June 30, 2019 and December 31, 2018, there were no Level 3 securities.

The estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at June 30, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$70,040	$70,040	$70,040	$—	$—
Securities available for sale	23,604	23,604	—	23,604	—
Securities held to maturity	43,774	45,050	—	45,050	—
Equity securities	2,548	2,548	2,548	—	—
Restricted investments	6,447	6,447	—	—	6,447
Loans held for sale	1,093	1,120	—	—	1,120
Loans receivable, net	941,396	944,725	—	—	944,725
Accrued interest receivable	2,929	2,929	—	650	2,279

Financial liabilities:
Deposits	972,592	973,309	—	973,309	—
Securities sold under agreements to repurchase	14,162	14,162	—	14,162	—
FHLB and other borrowings	20,700	20,657	—	20,657	—
Subordinated debt	9,942	10,118	—	10,118	—
Accrued interest payable	94	94	—	94	—

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$48,126	$48,126	$48,126	$—	$—
Securities available for sale	24,407	24,407	—	24,407	—
Securities held to maturity	47,455	47,266	—	47,266	—
Equity securities	2,451	2,451	2,451	—	—
Restricted investments	6,082	6,082	—	—	6,082
Loans held for sale	1,496	1,525	—	—	1,525
Loans receivable, net	909,903	887,374	—	—	887,374
Accrued interest receivable	2,583	2,583	—	643	1,940

Financial liabilities:
Deposits	917,354	915,435	—	915,435	—
Securities sold under agreements to repurchase	19,402	19,402	—	19,402	—
FHLB and other borrowings	22,500	21,966	—	24,966	—
Subordinated debt	9,923	9,999	—	9,999	—
Accrued interest payable	119	119	—	119	—

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

For the three months ended June 30, 2019, the Company reported income tax expense of $1.2 million for an effective tax rate of 27.6%, compared to an income tax expense of $1.0 million for an effective tax rate of 28.2% for the same period last year. This was due to an additional income tax expense taken in the second quarter of 2018 related to the New Jersey Corporation Business Tax surtax enacted on July 1, 2018. This was partially offset by a lower tax benefit related to the accounting treatment of equity-based compensation, in which no benefit was recognized in the second quarter of 2019 compared to a $43,000 benefit from the same period last year. For the six months ended June 30, 2019 the Company reported income tax expense of $2.2 million for an effective tax rate of 27.0%, compared to an income tax expense of $1.8 million for an effective tax rate of 25.7% for the same period last year. This was due to a lower tax benefit related to the accounting treatment of equity-based compensation, in which a $38,000 benefit was recognized in the second quarter of 2019 compared to a $133,000 benefit from the same period last year.

The Company did not recognize or accrue any interest or penalties related to income taxes during the three and six months ended June 30, 2019 or 2018.  The Company did not have an accrual for uncertain tax positions as of June 30, 2019 or December 31, 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

NOTE 16 – SHAREHOLDERS’ EQUITY

On January 24, 2019, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2019 to December 31, 2019. During the three and six months ended June 30, 2019, the Company repurchased 32,245 shares of its common stock for a total cost of approximately $482,000.

NOTE 17 – SUBSEQUENT EVENT

On July 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.07 per share to common shareholders of record at the close of business on August 9, 2019, payable on August 30, 2019.

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

Overview

The Company reported net income of $3.0 million, or $0.35 per diluted share, for the second quarter of 2019, compared to $2.7 million, or $0.30 per diluted share, for the same period in 2018, an increase of $398,000, or 15.0%. The increase was primarily due to higher net interest income, a lower loan loss provision and a decrease in non-interest expenses. The Company reported a $188,000 one-time gain on the sale of OREO, which reduced non-interest expense for the period. The increase in net income from these factors was partially offset by lower non-interest income.

For the six months ended June 30, 2019, the Company reported net income of $5.8 million, or $0.67 per diluted share, an increase of $505,000, or 9.5%, over the $5.3 million, or $0.61 per diluted share, for the same period in 2018. The increase was due to the same reasons noted in the paragraph above.

The effective tax rate decreased to 27.6% from 28.2% for the three months ended June 30, 2019 and 2018, respectively. This was due to the additional income tax expense taken in the second quarter of 2018 related to the New Jersey Corporation Business Tax surtax enacted on July 1, 2018. This was partially offset by a lower tax benefit related to the accounting treatment of equity-based compensation, in which no benefit was recognized in the second quarter of 2019 compared to a $43,000 benefit in the same period last year.

The effective tax rate increased to 27.0% from 25.7% for the six months ended June 30, 2019 and 2018, respectively. The Company recorded a $38,000 tax benefit related to the accounting treatment of equity-based compensation, as compared to $133,000 for the same period last year.

The annualized return on average assets was 1.07% and 1.00%, while the annualized return on average shareholders’ equity was 10.18% and 9.67%, for the three months ended June 30, 2019 and 2018, respectively. The annualized return on average assets was 1.04% and 1.02%, while the annualized return on average shareholders' equity was 9.89% and 9.87%, for the six months ended June 30, 2019 and 2018, respectively. Book value and tangible book value per common share rose to $14.03 and $11.93, respectively, at June 30, 2019 as compared to $13.02 and $10.90, respectively, at June 30, 2018, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $462,000, or 5.2%, for the quarter ended June 30, 2019 from the same period in 2018. Average interest-earning assets totaled $1.068 billion, an increase of $66.9 million, or 6.7%, from the quarter ended June 30, 2018, primarily due to an increase in average loans. The Company reported a net interest margin of 3.54% for the quarter ended June 30, 2019, a decrease of 5 basis points when compared to the 3.59% reported for the quarter ended June 30, 2018, and a decrease of 6 basis points when compared to the 3.60% for the quarter ended March 31, 2019. The decrease from both prior periods was largely due to higher cost of funds.

Net interest income increased $1.0 million, or 5.7%, for the six months ended June 30, 2019 from the same period in 2018, primarily due to an increase in average loans. The Company recorded a net interest margin of 3.57% for the six months ended June 30, 2019, a decrease of 4 basis points from the 3.61% for the same period in 2018.

The Company recorded a provision for loan losses of $100,000 for the three months ended June 30, 2019 as compared to $225,000 for the corresponding 2018 period. The majority of the second quarter 2019 provision was to support the Company's loan growth. The provision for loan losses for the six months ended June 30, 2019 was $525,000, as compared to $625,000 for the same period in 2018. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended June 30, 2019 totaled $1.2 million, a decrease of $264,000, or 17.6%, compared to the same period in 2018. This decrease was largely the result of lower gains on the sale of SBA loans and lower service fees on deposit accounts, partially offset by higher mortgage banking revenues and higher other income. For the six months ended June 30, 2019, non-interest income decreased $417,000, or 14.9%, to $2.4 million from the same period in 2018 mainly due to the same reasons noted above.

Non-interest expense for the quarter ended June 30, 2019 totaled $6.4 million, a decrease of $197,000, or 3.0%, compared to the same period in 2018. This was largely due to lower salary and employee benefit expenses and the aforementioned gain from the sale of an OREO property. For the six months ended June 30, 2019, non-interest expense decreased $129,000, or 1.0%, to $12.6 million compared to $12.8 million from the same period last year mainly due to the same reasons noted above.

Total assets at June 30, 2019 were $1.154 billion, an increase of 5.2% from $1.096 billion at December 31, 2018. Total loans at June 30, 2019 were $953.1 million, an increase of $31.8 million, or 3.4%, from the $921.3 million recorded at December 31, 2018. Total deposits were $972.6 million at June 30, 2019, an increase of $55.2 million, or 6.0%, from the $917.4 million at December 31, 2018. Core checking deposits at June 30, 2019 increased $9.9 million, or 2.7%, to $379.9 million from $370.0 million at year-end 2018, while savings accounts, money market deposits and time deposits collectively increased $45.3 million, or 8.3%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At June 30, 2019, the Company’s allowance for loan losses was $11.7 million, an increase from the $11.4 million at December 31, 2018. The allowance for loan losses as a percentage of total loans at June 30, 2019 was 1.23%, compared to 1.24% at December 31, 2018. Non-performing assets at June 30, 2019 as a percentage of total assets was 0.37% compared to 0.18% at December 31, 2018 and 0.18% at June 30, 2018. Due to a $2.3 million increase in other real estate owned (OREO), non-performing assets were $4.3 million at June 30, 2019 compared to $2.0 million at December 31, 2018 and $1.9 million at June 30, 2018.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Return on average assets	1.07%	1.00%	1.04%	1.02%
Return on average tangible assets (1)	1.08%	1.02%	1.05%	1.04%
Return on average shareholders' equity	10.18%	9.67%	9.89%	9.87%
Return on average tangible shareholders' equity (1)	11.98%	11.57%	11.66%	11.84%
Net interest margin	3.54%	3.59%	3.57%	3.61%
Average equity to average assets	10.47%	10.33%	10.49%	10.31%
Average tangible equity to average tangible assets (1)	9.03%	8.78%	9.04%	8.74%

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

(in thousands except per share data and percentages)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total shareholders' equity	$121,416	$111,347	$121,416	$111,347
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,109)	(18,109)
Tangible common shareholders’ equity	$103,307	$93,238	$103,307	$93,238

Common shares outstanding (in thousands)	8,657	8,555	8,657	8,555
Book value per common share	$14.03	$13.02	$14.03	$13.02

Book value per common share	$14.03	$13.02	$14.03	$13.02
Effect of intangible assets	(2.10)	(2.12)	(2.10)	(2.12)
Tangible book value per common share	$11.93	$10.90	$11.93	$10.90

Return on average assets	1.07%	1.00%	1.04%	1.02%
Effect of intangible assets	0.01%	0.02%	0.01%	0.02%
Return on average tangible assets	1.08%	1.02%	1.05%	1.04%

Return on average equity	10.18%	9.67%	9.89%	9.87%
Effect of average intangible assets	1.80%	1.90%	1.77%	1.97%
Return on average tangible equity	11.98%	11.57%	11.66%	11.84%

Average equity to average assets	10.47%	10.33%	10.49%	10.31%
Effect of average intangible assets	(1.44)%	(1.55)%	(1.45)%	(1.57)%
Average tangible equity to average tangible assets	9.03%	8.78%	9.04%	8.74%

Three months ended June 30, 2019 compared to June 30, 2018

Net Interest Income

Net interest income for the quarter ended June 30, 2019 totaled $9.4 million, an increase of $462,000, or 5.2%, compared to $9.0 million for the corresponding period in 2018. This increase was largely due to an increase of $66.9 million, or 6.7%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded mainly by a higher level of average deposits, primarily time deposits.

The net interest margin and net interest spread decreased to 3.54% and 3.23%, respectively, for the three month period ended June 30, 2019, from 3.59% and 3.37%, respectively, for the same prior year period, primarily resulting from a higher cost of funds.

Total interest income for the three months ended June 30, 2019 increased by $1.6 million, or 14.4%. The increase in interest income was due to a volume related increase in interest income of $781,000, combined with a rate related increase in interest income of $791,000 for the second quarter of 2019 as compared to the same prior year period.

Interest and fees on loans increased $1.5 million, to $11.7 million for the three months ended June 30, 2019 compared to $10.2 million for the corresponding period in 2018. Volume related increases of $830,000 were combined with rate related increases of $658,000. The average balance of the loan portfolio for the three months ended June 30, 2019 increased by $71.8 million, or 8.1%, to $956.2 million from $884.5 million for the corresponding period in 2018. The average annualized yield on the loan portfolio was 4.92% for the quarter ended June 30, 2019 compared to 4.64% for the quarter ended June 30, 2018. Additionally, the average balance of total non-accrual loans, which amounted to $2.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $532,000 for the three months ended June 30, 2019 compared to $570,000 for the three months ended June 30, 2018, a decrease of $38,000, or 6.7%. For the three months ended June 30, 2019, investment securities had an average balance of $77.4 million with an average annualized yield of 2.75% compared to an average balance of $95.8 million with an average annualized yield of 2.38% for the three months ended June 30, 2018.

Interest income on interest-bearing deposits was $216,000 for the three months ended June 30, 2019, representing an increase of $122,000 from $94,000 for the three months ended June 30, 2018. For the three months ended June 30, 2019, interest-bearing deposits had an average balance of $34.7 million and an average annualized yield of 2.50% as compared to an average balance of $21.2 million and an average annualized yield of 1.78% for the same period in 2018. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $3.0 million for the three months ended June 30, 2019 compared to $1.9 million for the corresponding period in 2018, an increase of $1.1 million, or 57.3%. This increase in interest expense was comprised of a $368,000 volume related increase as well as a $742,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities was $838.7 million for the three months ended June 30, 2019 compared to $780.7 million for the same period last year, an increase of $58.1 million, or 7.4%. Average time deposits increased by $104.5 million, or 55.3%, to $293.3 million over this same period. Average NOW accounts decreased $8.1 million from $220.4 million with an average annualized rate of 0.56% during the second quarter of 2018, to $212.3 million with an average annualized rate of 0.80% during the second quarter of 2019. Average savings accounts decreased $11.9 million from $262.4 million with an average annualized rate of 0.76% during the second quarter of 2018, to $250.5 million with an average annualized rate of 1.02% during the second quarter of 2019. Average money market deposits experienced a decrease of $14.7 million over this same period while the average annualized rate increased to 0.21% from 0.17%. During the second quarter of 2019, our average demand deposits totaled $173.0 million, an increase of $7.5 million, or 4.6%, over the same period last year. For the three months ended June 30, 2019, the average annualized cost for all interest-bearing liabilities was 1.46%, compared to 1.00% for the three months ended June 30, 2018.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the second quarter of 2019 were $13.3 million, with an average interest rate of 0.27%, compared to $21.2 million, with an average interest rate of 0.28%, for the second quarter of 2018.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the second quarter of 2019 and 2018 was $20.7 million and $24.5 million, respectively, with an average interest rate of 1.96% and 1.90%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at June 30, 2019, which includes $58,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$34,679	$216	2.50%	$21,206	$94	1.78%
Investment securities	77,409	532	2.75%	95,801	570	2.38%
Loans, net of unearned fees (1) (2)	956,225	11,731	4.92%	884,450	10,243	4.64%

Total Interest-Earning Assets	1,068,313	12,479	4.69%	1,001,457	10,907	4.37%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,703)			(11,108)
All other assets	90,796			74,616

Total Assets	$1,147,406			$1,064,965

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$212,267	422	0.80%	$220,421	306	0.56%
Savings deposits	250,489	636	1.02%	262,379	494	0.76%
Money market deposits	38,682	20	0.21%	53,393	23	0.17%
Time deposits	293,333	1,693	2.32%	188,862	818	1.74%
Securities sold under agreements to repurchase	13,325	9	0.27%	21,190	15	0.28%
FHLB and other borrowings	20,713	101	1.96%	24,503	116	1.90%
Subordinated debt	9,939	166	6.68%	9,902	165	6.67%

Total Interest-Bearing Liabilities	838,748	3,047	1.46%	780,650	1,937	1.00%

Non-Interest-Bearing Liabilities:
Demand deposits	172,962			165,416
Other liabilities	15,566			8,925

Total Non-Interest-Bearing Liabilities	188,528			174,341

Shareholders' Equity	120,130			109,974

Total Liabilities and Stockholders' Equity	$1,147,406			$1,064,965

NET INTEREST INCOME		$9,432			$8,970

NET INTEREST SPREAD (3)			3.23%			3.37%

NET INTEREST MARGIN (4)			3.54%			3.59%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$32,368	$403	2.51%	$19,679	$161	1.65%
Investment securities	78,316	1,102	2.81%	96,708	1,149	2.38%
Loans, net of unearned fees (1) (2)	948,897	23,043	4.90%	876,541	20,064	4.62%

Total Interest-Earning Assets	1,059,581	24,548	4.67%	992,928	21,374	4.34%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,570)			(10,974)
All other assets	85,502			73,756

Total Assets	$1,133,513			$1,055,710

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$208,976	835	0.81%	$228,502	616	0.54%
Savings deposits	253,074	1,228	0.98%	255,471	848	0.67%
Money market deposits	40,123	43	0.22%	55,857	48	0.17%
Time deposits	275,070	3,083	2.26%	178,651	1,487	1.68%
Securities sold under agreements to repurchase	14,431	20	0.28%	20,417	29	0.29%
FHLB and other borrowings	23,198	233	2.02%	26,349	246	1.88%
Subordinated debt	9,934	331	6.66%	9,898	330	6.67%

Total Interest-Bearing Liabilities	824,806	5,773	1.41%	775,145	3,604	0.94%

Non-Interest-Bearing Liabilities:
Demand deposits	173,950			162,753
Other liabilities	15,820			8,981

Total Non-Interest-Bearing Liabilities	189,770			171,734

Shareholders' Equity	118,937			108,831

Total Liabilities and Shareholders' Equity	$1,133,513			$1,055,710

NET INTEREST INCOME		$18,775			$17,770

NET INTEREST SPREAD (3)			3.26%			3.40%

NET INTEREST MARGIN (4)			3.57%			3.61%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earnings assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$60	$62	$122	$104	$138	$242
Investment securities	(109)	71	(38)	(219)	172	(47)
Loans, net of unearned fees	830	658	1,488	1,657	1,322	2,979

Total Interest Income	781	791	1,572	1,542	1,632	3,174

Interest Paid On:
NOW deposits	(11)	127	116	(53)	272	219
Savings deposits	(21)	163	142	(8)	388	380
Money market deposits	(6)	3	(3)	(14)	9	(5)
Time deposits	429	446	875	762	834	1,596
Securities sold under agreements to repurchase	(6)	—	(6)	(9)	—	(9)
FHLB and other borrowings	(18)	3	(15)	(29)	16	(13)
Subordinated debt	1	—	1	1	—	1

Total Interest Expense	368	742	1,110	650	1,519	2,169

Net Interest Income	$413	$49	$462	$892	$113	$1,005

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the second quarter of 2019, a provision for loan losses of $100,000 was expensed as compared to $225,000 for the corresponding 2018 period. The majority of the second quarter of 2019 and 2018 provisions was to support the Company's loan growth and to a lesser degree, net recoveries of $2,000 and $14,000, respectively. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.7 million, or 1.23% of total loans at June 30, 2019, as compared to $11.4 million, or 1.24% at December 31, 2018.

In management’s opinion, the level of allowance for loan losses, totaling $11.7 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended June 30, 2019 and 2018, non-interest income amounted to $1.2 million and $1.5 million, respectively, a decrease of $264,000, or 17.6%. This decrease was primarily the result of lower gains on the sale of SBA loans and lower service fees on deposit accounts, and was partially offset by higher mortgage banking revenues. Additionally, other income increased $46,000, or 24.0%, primarily resulting from the recognition of a $36,000 unrealized gain related to the Bank's investment in the CRA Mutual Fund due to the adoption of ASU 2016-01, as compared to a $19,000 unrealized loss in 2018.

Non-Interest Expenses

Non-interest expenses for the three months ended June 30, 2019 decreased $197,000, or 3.0%, to $6.4 million compared to $6.6 million for the three months ended June 30, 2018. This decrease was primarily due to lower salary and employee benefit expenses and the aforementioned gain from the sale of an OREO property.

Income Taxes

The Company recorded income tax expense of $1.2 million for the three months ended June 30, 2019 compared to $1.0 million for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 and 2018 was 27.6% and 28.2%, respectively. This was due to the additional income tax expense taken in the second quarter of 2018 related to the New Jersey Corporation Business Tax surtax enacted on July 1, 2018. This was partially offset by a lower tax benefit related to the accounting treatment of equity-based compensation, in which no benefit was recognized in the second quarter of 2019 compared to a $43,000 benefit in the same period last year.

Six Months Ended June 30, 2019 compared to June 30, 2018

Net Interest Income

Net interest income for the six months ended June 30, 2019 totaled $18.8 million, an increase of $1.0 million, or 5.7%, compared to $17.8 million for the corresponding period in 2018. This increase was largely due to an increase of $66.7 million, or 6.7%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded mainly by a higher level of average deposits, primarily time deposits.

The net interest margin and net interest spread decreased to 3.57% and 3.26%, respectively, for the six month period ended June 30, 2019, from 3.61% and 3.40%, respectively, for the same prior year period, primarily resulting from higher cost of funds.

Total interest income for the six months ended June 30, 2019 increased by $3.2 million, or 14.8%. The increase in interest income was due to both volume related increases in interest income of $1.5 million and rate related increases in interest income of $1.6 million.

Interest and fees on loans increased $3.0 million, to $23.0 million for the six months ended June 30, 2019 compared to $20.1 million for the corresponding period in 2018. Volume related increases of $1.7 million were combined with rate related increases of $1.3 million. The average balance of the loan portfolio for the six months ended June 30, 2019 increased by $72.4 million, or 8.3%, to $948.9 million from $876.5 million for the corresponding period in 2018. The average annualized yield on the loan portfolio was 4.90% for the six months ended June 30, 2019 compared to 4.62% for the six months ended June 30, 2018. Additionally, the average balance of total non-accrual loans, which amounted to $2.6 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.1 million for the six months ended June 30, 2019, a decrease of $47,000, or 4.1%, when compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, investment securities had an average balance of $78.3 million with an average annualized yield of 2.81% compared to an average balance of $96.7 million with an average annualized yield of 2.38% for the six months ended June 30, 2018.

Interest income on interest-bearing deposits was $403,000 for the six months ended June 30, 2019, representing an increase of $242,000, or 150.3%, from $161,000 for the six months ended June 30, 2018. For the six months ended June 30, 2019, interest-bearing deposits had an average balance of $32.4 million and an average annualized yield of 2.51% as compared to an average balance of $19.7 million and an average annualized yield of 1.65% for the same period in 2018. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $5.8 million for the six months ended June 30, 2019 compared to $3.6 million for the corresponding period in 2018, an increase of $2.2 million, or 60.2%. This increase in interest expense was comprised of a $650,000 volume related increase as well as a $1.5 million rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $824.8 million for the six months ended June 30, 2019 from $775.1 million for the same period last year, an increase of $49.7 million, or 6.4%. Average time deposits increased $96.4 million from $178.7 million with an average annualized rate of 1.68% for the six months ended June 30, 2018 to $275.1 million with an average annualized rate of 2.26% for the six months ended June 30, 2019. These average balance increases were partially offset by a decrease in average money market deposits of $15.7 million over this same period while the average annualized rate increased by 5 basis points to 0.22%. Average NOW accounts decreased $19.5 million from $228.5 million with an average annualized rate of 0.54% during the six months ended June 30, 2018, to $209.0 million with an average annualized rate of 0.81% during the six months ended June 30, 2019. During the six months ended June 30, 2019, our average demand deposits totaled $174.0 million, an increase of $11.2 million, or 6.9%, over the same period last year. For the six months ended June 30, 2019 and 2018, the average annualized cost for all interest-bearing liabilities was 1.41% compared to 0.94%, respectively.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and our planned branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the six months ended June 30, 2019 were $14.4 million, with an average interest rate of 0.28%, compared to $20.4 million, with an average interest rate of 0.29%, for the six months ended June 30, 2018.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the six months ended June 30, 2019 and 2018 was $23.2 million and $26.3 million, with an average interest rate of 2.02% and 1.88%, respectively.

The $10 million of subordinated debentures totaled $9.9 million at June 30, 2019, which includes $58,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

Provision for Loan Losses

There was a $525,000 provision for loan losses reported for the six months ended June 30, 2019 as compared to a $625,000 provision for the corresponding 2018 period. The Company had $239,000 in net loan charge-offs during the first six months of 2019, compared to $92,000 in net loan charge-offs in the same period last year.

Non-Interest Income

For the six months ended June 30, 2019, non-interest income amounted to $2.4 million as compared to $2.8 million, a decrease of $417,000, or 14.9%, from the corresponding period in 2018. This decrease was largely the result of lower gains from the sale of SBA loans of $382,000, or 53.2%, lower service fees on deposit accounts of $138,000, or 28.9%, and lower mortgage banking fees of $43,000, or 5.8%. These decreases were partially offset by an increase in other loan fees of $50,000, or 20.2%. Additionally, other income increased $86,000, or 24.3%, primarily resulting from the recognition of a $67,000 unrealized gain related to the Bank's investment in the CRA Mutual Fund due to the adoption of ASU 2016-01, compared to a $58,000 unrealized loss in 2018.

Non-Interest Expenses

Non-interest expenses for the six months ended June 30, 2019 decreased $129,000, or 1.0%, to $12.6 million compared to $12.8 million for the six months ended June 30, 2018. This decrease was primarily due to lower salary and employee benefit expenses and the aforementioned gain from the sale of an OREO property.

Income Taxes

The Company recorded income tax expense of $2.2 million for the six months ended June 30, 2019 and $1.8 million for the same period ended 2018. The effective tax rate for the six months ended June 30, 2019 and 2018 was 27.0% and 25.7%, respectively.

A $38,000 tax benefit was recorded in the first six months of 2019 compared to $133,000 in the same prior year period relating to the accounting treatment of equity-based compensation.

FINANCIAL CONDITION
Assets

At June 30, 2019, total assets were $1.154 billion, an increase of $57.4 million, or 5.2%, from $1.096 billion at December 31, 2018. At June 30, 2019, total loans were $953.1 million, an increase of $31.8 million, or 3.4%, from the $921.3 million reported at December 31, 2018. This loan growth was funded primarily by deposit growth. Investment securities, including restricted stock, were $76.4 million at June 30, 2019 as compared to $80.4 million at December 31, 2018, a decrease of $4.0 million, or 5.0%. At June 30, 2019, cash and cash equivalents totaled $70.0 million compared to $48.1 million at December 31, 2018, an increase of $21.9 million, or 45.5%. Goodwill totaled $18.1 million at both June 30, 2019 and December 31, 2018.

Liabilities

Total liabilities increased $52.5 million, or 5.4%, to $1.032 billion at June 30, 2019, from $979.9 million at December 31, 2018. Total deposits increased $55.2 million, or 6.0%, to $972.6 million at June 30, 2019, from $917.4 million at December 31, 2018. FHLB and other borrowings decreased by $1.8 million over this same period while securities sold under agreement to repurchase decreased by $5.2 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $76.4 million at June 30, 2019 compared to $80.4 million at December 31, 2018, a decrease of $4.0 million, or 5.0%. During the six months ended June 30, 2019 and 2018, investment security purchases amounted to $4.1 million and $6.7 million, respectively, while repayments, calls and maturities amounted to $8.2 million and $6.2 million, respectively. Additionally, there were $2.8 million investment security sales during the first six months of 2019 as compared to none in 2018.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and an investment in a CRA mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At June 30, 2019, the Company maintained $14.2 million of GSE residential mortgage-backed securities in the investment portfolio and $5.6 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of three single issue securities issued by large financial institutions, all with a Moody’s rating of Baa1. These securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at June 30, 2019. The unrealized loss on these securities is related to general market conditions and the widening of interest rate spreads.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of June 30, 2019, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The Company has equity securities, which consists solely of an investment in the CRA Mutual Fund. Net unrealized gains and losses are recognized through earnings beginning January 1, 2018 after the adoption of ASU 2016-01.

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$110,791	11.6%	$109,362	11.9%
Real estate – construction	144,404	15.2%	144,865	15.7%
Real estate – commercial	574,660	60.3%	552,549	60.0%
Real estate – residential	92,829	9.7%	84,123	9.1%
Consumer	31,185	3.3%	31,144	3.4%
Unearned fees	(789)	(0.1)%	(742)	(0.1)%
Total loans	$953,080	100.0%	$921,301	100.0%

Total loans, net of unearned fees, increased by $31.8 million, or 3.4%, to $953.1 million from $921.3 million at December 31, 2018. The increase was predominantly in the commercial real estate and residential mortgage sectors. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2019, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. One of our strategies has been to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, to replace some of these LPOs with a full service branch at an appropriate location within that market. Both of our current LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at June 30, 2019 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 60.3% of our total loans at June 30, 2019, up slightly from 60.0% at December 31, 2018. These loans increased $22.1 million, or 4.0%, to $574.7 million at June 30, 2019 from $552.5 million at December 31, 2018. Commercial and industrial loans increased by $1.4 million, or 1.3%, to $110.8 million at June 30, 2019 from $109.4 million at December 31, 2018. Real estate construction loans decreased by $461,000, or 0.3%, to $144.4 million at June 30, 2019 from $144.9 million at December 31, 2018, while real estate residential loans increased $8.7 million, or 10.3%, to $92.8 million at June 30, 2019 from $84.1 million at December 31, 2018. Consumer loans grew by $41,000, or 0.1%, to $31.2 million at June 30, 2019 from $31.1 million at December 31, 2018.

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

At June 30, 2019, non-accrual loans decreased to $1.3 million from the $1.4 million at December 31, 2018. Our non-performing loans are primarily secured by real estate. At June 30, 2019 and December 31, 2018, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of June 30, 2019 and December 31, 2018. Total TDRs are broken out at the bottom of the table.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$498	$765
Real estate-construction	150	150
Real estate-commercial	—	54
Real estate-residential	505	227
Consumer	193	194

Total Non-Performing Loans	1,346	1,390

OREO	2,912	585

Total Non-Performing Assets	$4,258	$1,975

Ratios:
Non-Performing loans to total loans	0.14%	0.15%
Non-Performing assets to total assets	0.37%	0.18%

Troubled Debt Restructured Loans:
Performing	$4,969	$6,842
Non-performing (included in non-performing assets above)	555	877

Total non-performing loans decreased by $44,000 from December 31, 2018. Seven loans comprise the $1.3 million while nine loans comprise $1.4 million of non-performing loans at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At June 30, 2019, non-performing commercial and industrial loans decreased by $267,000 during the six months ended June 30, 2019, primarily due to the full payoff of one loan relationship and the transfer of another loan into OREO. The $498,000 is comprised of three commercial term loans.

At June 30, 2019, non-performing real estate construction loans remained unchanged from December 31, 2018.

At June 30, 2019, non-performing residential real estate loans increased by $278,000 due to the addition of one loan during the quarter.

At June 30, 2019, non-performing commercial real estate loans decreased $54,000 from December 31, 2018 due to the transfer of one loan into OREO.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At June 30, 2019 and December 31, 2018, the Bank had $2.9 million and $585,000, respectively in OREO.

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

As of June 30, 2019 and December 31, 2018, TDRs totaled $5.5 million and $7.7 million, respectively. The $5.5 million is comprised of $1.6 million in real estate construction loans, $3.6 million in commercial and industrial loans and $358,000 in real estate residential loans. All TDRs as of June 30, 2019 are collateral-dependent. Of the $5.5 million, no relationships have a specific reserve in our ALLL computation.

The $1.6 million in real estate construction loans are primarily comprised of three relationships and are all performing, with the exception of one non-accrual loan totaling $150,000, which is well collateralized.

The $3.6 million in commercial and industrial loans are all performing, with the exception of two non-accrual loans totaling $405,000, each of which is well collateralized.

The $358,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At June 30, 2019, the Company had $8.1 million in loans that were risk rated as special mention, substandard, or doubtful. This $8.1 million of special mention, substandard, and doubtful loans represents a decrease of $6.8 million from the $14.9 million reported at December 31, 2018, primarily due to the partial writedown and transfer into OREO of one credit and the full payoff of three credits.

At June 30, 2019, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories comprising potential problem loans.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018.

	June 30,		December 31,
	2019	2018	2018
	(in thousands, except percentages)

Balance at beginning of year	$11,398	$10,668	$10,668
Provision charged to expense	525	625	775
Recoveries (charge-offs), net	(239)	(92)	$(45)
Balance of allowance at end of period	$11,684	$11,201	$11,398

Ratio of net charge-offs to average loans outstanding (annualized)	0.05%	0.02%	0.01%
Balance of allowance as a percent of loans at period-end	1.23%	1.26%	1.24%
Ratio of allowance to non-performing loans at period-end	868.05%	580.36%	820.00%

At June 30, 2019 and December 31, 2018, the Company’s allowance for loan losses was $11.7 million and $11.4 million, respectively. The allowance for loan losses as a percentage of total loans at June 30, 2019 was 1.23%, compared with 1.24% at December 31, 2018. The Company recorded a $525,000 provision to the allowance for loan losses for the six month period ended June 30, 2019 as compared to a $625,000 provision for the comparable period in 2018. The majority of the 2019 and 2018 provision was to support loan growth coupled with partial charge-offs. Non-performing loans at June 30, 2019 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

During the fourth quarter of 2018, Management employed a more refined estimation in determining the risk levels assigned to each of its qualitative factors in the allowance for loan losses. While this did not result in a significant change to the allowance for loan losses as a whole, it did result in increasing or decreasing the provision for certain loan categories in which the Company either had experienced more or less historical net charge-offs.

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

Bank Owned Life Insurance (“BOLI”)

The Company has invested in $20.5 million of BOLI to provide additional life insurance benefits for the Company and certain of its officers and directors, and as a source of funding for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers. The SERPs provide for payments upon retirement, death or disability. Expenses related to the SERP were approximately $76,000 and $159,000 for the six months ended June 30, 2019 and 2018, respectively. The Company is the owner and a beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $271,000, which includes a $17,000 death benefit, and $262,000 for the six months ended June 30, 2019 and 2018, respectively.

Premises and Equipment

Premises and equipment totaled approximately $6.5 million at June 30, 2019 and $5.9 million at December 31, 2018. Depreciation expense totaled $311,000 and $326,000 for the six months ended June 30, 2019 and 2018, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at June 30, 2019 and December 31, 2018, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2018. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

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

In the fourth quarter of 2018, we closed our New Brunswick branch as that office had not met our long-term expectations. The closure of this office was in line with our strategic plan of optimizing the profitability of our branch network. Additionally, in early April of 2019, we opened a new branch in the Ironbound district of Newark, New Jersey in Essex County. We also purchased a new site in Middletown, New Jersey, and in July, we relocated our existing Middletown branch into this new, more visible location.This branch opened in July, 2019.

Total deposits at June 30, 2019, were $972.6 million an increase of $55.2 million, or 6.0%, from the 917.4 million at December 31, 2018. Core checking deposits at June 30, 2019 increased $9.9 million, or 2.7% to $379.9 million million when compared to year-end 2018, while savings accounts, money market deposits and time deposits, including wholesale and brokered CDs, collectively increased $45.3 million, or 8.3%, to $592.7 million as compared to December 31, 2018. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our cost of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at June 30, 2019 amounted to $800.5 million and accounted for 82.3% of total deposits, as compared to $765 million and 83.4% at December 31, 2018. During 2019, we continued to price our CDs $250,000 and over at rates that are competitive with our market competition. The balance in our CDs $250,000 and over at June 30, 2019 totaled $49.2 million as compared to $38.5 million at December 31, 2018, an increase of $10.7 million, or 27.8%. At June 30, 2019, the Company had $78.4 million in brokered CDs as compared to $74.1 million at December 31, 2018, with all-in rates ranging from 1.24% to 3.15% and original terms ranging from 6 to 84 months, while Listed Service CDs totaled $44.5 million compared to $39.8 million at December 31, 2018, with rates between 1.30% to 3.26% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $33.1 million based on the current loan collateral pledged of $131.9 million at June 30, 2019.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At June 30, 2019 and December 31, 2018, the Company had no short-term borrowings outstanding.

At June 30, 2019 and December 31, 2018, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $20.7 million at June 30, 2019 compared to $22.5 million at December 31, 2018. The FHLB advances had a weighted average interest rate of 1.96% and 1.93% at June 30, 2019 and December 31, 2018, respectively. These advances are contractually scheduled for repayment as follows:

	June 30, 2019	December 31, 2018	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$—	$1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$20,700	$22,500

The maximum amount outstanding of FHLB advances at any month-end during the six months ended June 30, 2019 and 2018 was $30.7 million and $39.5 million, respectively. The average interest rate paid on FHLB advances was 2.02% and 1.88% during the six months ended June 30, 2019 and 2018, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $9.9 million at June 30, 2019 and December 31, 2018, which includes $58,000 and $77,000 of remaining unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $14.2 million at June 30, 2019, a decrease of $5.2 million, or 27.0%, from $19.4 million at December 31, 2018.

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

At June 30, 2019, the Company had $70.0 million in cash and cash equivalents as compared to $48.1 million at December 31, 2018. Cash and cash equivalent balances include $50.2 million and $24.1 million of interest-bearing deposits at the Federal Reserve Bank of New York at June 30, 2019 and December 31, 2018, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Lines of credit secured by 1 - 4 family residential properties	$29,237	$25,828
Commitments to fund commercial real estate and construction loans	147,718	177,650
Commitments to fund commercial and industrial loans and other loans	58,112	60,579
Commercial and financial letters of credit	3,137	4,245
Total off-balance sheet commitments	$238,204	$268,302

Capital

Shareholders’ equity increased by approximately $4.9 million, or 4.2%, to $121.4 million at June 30, 2019 compared to $116.5 million at December 31, 2018. Net income for the six month period ended June 30, 2019 added $5.8 million to shareholders’ equity. Additionally, stock-based compensation expense of $195,000, options exercised of $244,000, employee stock purchases of $34,000 and $179,000 in after-tax net unrealized gains on securities available for sale during the six months ended June 30, 2019, were other major contributors to the increase. These increases were partially offset by $1.1 million in cash dividends on common stock. During the six months ended June 30, 2019, the Company repurchased 32,245 shares at a cost of $482,000 under its share repurchase program.

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

As of June 30, 2019, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at June 30, 2019 and December 31, 2018, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of June 30, 2019
Common Equity Tier 1 Capital to Risk Weighted Assets	10.24%	11.16%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.17%	9.99%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.24%	11.16%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.39%	12.31%	8.00%	10.00%

As of December 31, 2018
Common Equity Tier 1 Capital to Risk Weighted Assets	10.14%	11.09%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.10%	9.95%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.14%	11.09%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.34%	12.26%	8.00%	10.00%
______________________________________

* The Prompt Corrective Action rules apply to the Bank only. For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is only required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to Risk Weighted Assets ratio of at least 10.00%.

Risk-based capital rules adopted effective January 1, 2015 require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over a four year period that began on January 1, 2016, with a required buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018 and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

As of June 30, 2019 and December 31, 2018, the Company and the Bank's capital levels exceeded the applicable capital conservation buffer. Effective January 1, 2019, the capital levels required to avoid limitation on elective distributions applicable to the Company and the Bank were as follows:

i.	a common equity Tier 1 capital ratio of 7.00%;

ii.	a Tier 1 Risk based capital ratio of 8.50%; and

iii.	a Total Risk based capital ratio of 10.50%.

As of June 30, 2019, the Bank had a capital conservation buffer greater than 2.5%.

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Regulatory Update
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified as systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

April 1, 2019 through April 30, 2019	—	—	—	2,000,000
May 1, 2019 through May 31, 2019	32,245	14.93	32,245	1,517,424
June 1, 2019 through June 30, 2019	—	—	—	1,517,424
Total	32,245	14.93	32,245
(1) All shares were repurchased under the Company’s share repurchase program, which was approved in January 2019 by the Board of Directors, pursuant to which the Company may repurchase up to $2.0 million of its common stock from January 1, 2019 to December 31, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

10.1	**	Employment Agreement dated as of June 1, 2019 among TRB, TRCB and William D. Moss

10.2	**	Change in Control Agreement dated as of June 1, 2019 among TRB, TRCB and A. Richard Abrahamian

10.3	**	Change in Control Agreement dated as of June 1, 2019 among TRB, TRCB and Anthony A. Mero

10.4	**	Change in Control Agreement dated as of June 1, 2019 among TRB, TRCB and Alan B. Turner

31.1	*	Certification of principal executive officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of principal financial officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

*           Filed herewith.
** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on June 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO RIVER BANCORP

Date:	August 7, 2019	By:	/s/ William D. Moss
William D. Moss
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)