Form 10-Q
period 2019-09-30
TWO RIVER BANCORP
filed 2019-11-08
CIK 1343034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 6, 2019, there were 8,723,977 shares of the registrant’s common stock, no par value, outstanding.

TWO RIVER BANCORP

FORM 10-Q

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements
TWO RIVER BANCORP
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$28,416	$24,067
Interest-bearing deposits in bank	35,004	24,059
Cash and cash equivalents	63,420	48,126

Securities available for sale, at fair value (amortized cost of $21,374 and $25,017 at September 30, 2019 and December 31, 2018, respectively)	21,031	24,407
Securities held to maturity, at amortized cost (fair value of $41,515 and $47,266 at September 30, 2019 and December 31, 2018, respectively)	39,935	47,455
Equity securities, at fair value	2,582	2,451
Restricted investments, at cost	6,772	6,082
Loans held for sale	1,357	1,496
Loans	959,864	921,301
Allowance for loan losses	(11,811)	(11,398)
Net loans	948,053	909,903

Other real estate owned ("OREO")	2,501	585
Bank owned life insurance	22,315	22,098
Premises and equipment, net	6,658	5,917
Operating lease right-of-use assets	4,698	—
Accrued interest receivable	2,560	2,583
Goodwill	18,109	18,109
Other assets	7,003	7,207

Total Assets	$1,146,994	$1,096,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$179,610	$176,655
Interest-bearing	783,687	740,699
Total Deposits	963,297	917,354

Securities sold under agreements to repurchase	15,084	19,402
FHLB and other borrowings	19,700	22,500
Subordinated debt	9,951	9,923
Accrued interest payable	81	119
Operating lease liabilities	4,833	—
Other liabilities	10,676	10,623

Total Liabilities	1,023,622	979,921

Shareholders' Equity
Preferred stock, no par value; 6,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized;
Issued – 9,076,305 and 8,935,437 at September 30, 2019 and December 31, 2018, respectively
Outstanding – 8,715,338 and 8,606,992 at September 30, 2019 and December 31, 2018, respectively	81,405	80,481
Retained earnings	45,355	39,109
Treasury stock, at cost; 360,967 and 328,445 shares at September 30, 2019 and December 31, 2018, respectively	(3,135)	(2,647)
Accumulated other comprehensive loss	(253)	(445)
Total Shareholders' Equity	123,372	116,498

Total Liabilities and Shareholders’ Equity	$1,146,994	$1,096,419
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income
Loans, including fees	$11,707	$10,656	$34,750	$30,720
Securities:
Taxable	293	274	922	861
Tax-exempt	224	280	697	842
Interest-bearing deposits	260	132	663	293
Total Interest Income	12,484	11,342	37,032	32,716
Interest Expense
Deposits	2,981	1,924	8,170	4,923
Securities sold under agreements to repurchase	10	14	30	43
FHLB and other borrowings	99	136	332	382
Subordinated debt	166	165	497	495
Total Interest Expense	3,256	2,239	9,029	5,843
Net Interest Income	9,228	9,103	28,003	26,873
Provision for Loan Losses	125	150	650	775
Net Interest Income after Provision for Loan Losses	9,103	8,953	27,353	26,098

Non-Interest Income
Service fees on deposit accounts	197	236	536	713
Mortgage banking	373	239	1,077	986
Other loan fees	155	378	453	626
Earnings from investment in bank owned life insurance	127	133	398	395
Gain on sale of SBA loans	42	203	378	921
Net realized gain on sale of securities	—	—	1	—
Other income	230	166	670	520
Total Non-Interest Income	1,124	1,355	3,513	4,161

Non-Interest Expenses
Salaries and employee benefits	3,756	4,024	11,539	11,919
Occupancy and equipment	1,076	966	3,148	3,099
Professional	355	432	1,261	1,260
Insurance	70	59	201	180
FDIC insurance and assessments	—	128	238	374
Advertising	90	90	280	280
Data processing	209	184	571	510
Outside services fees	65	89	179	250
OREO expenses, impairments and sales, net	448	7	298	(8)
Loan workout expenses	8	28	17	124
Merger related expenses	828	—	828	—
Other operating	364	454	1,358	1,251
Total Non-Interest Expenses	7,269	6,461	19,918	19,239

Income before Income Taxes	2,958	3,847	10,948	11,020
Income tax expense	843	1,013	3,002	2,860
Net Income	$2,115	$2,834	$7,946	$8,160

Earnings Per Common Share:
Basic	$0.25	$0.33	$0.92	$0.96
Diluted	$0.24	$0.33	$0.91	$0.94
Weighted average common shares outstanding
Basic	8,619	8,513	8,605	8,489
Diluted	8,720	8,700	8,721	8,695
See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands)

	Three Months Ended
	September 30,
	2019	2018
Net income	$2,115	$2,834
Other comprehensive income (loss):

Unrealized holdings gain (loss) on securities available for sale, net of income tax expense (benefit) 2019: $5, 2018: ($11)	13	(24)

Other comprehensive income (loss)	13	(24)

Total comprehensive income	$2,128	$2,810

	Nine Months Ended
	September 30,
	2019	2018
Net income	$7,946	$8,160
Other comprehensive income (loss):

Unrealized holdings gain (loss) on securities available for sale, net of income tax expense (benefit) 2019: $75; 2018: ($85)	192	(218)

Other comprehensive income (loss):	192	(218)

Total comprehensive income	$8,138	$7,942

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 30, 2019 and 2018
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, July 1, 2019	8,656,830	$80,954	$43,857	$(3,129)	$(266)	$121,416
Net income	—	—	2,115	—	—	2,115
Other comprehensive income	—	—	—	—	13	13
Stock-based compensation expense	—	117	—	—	—	117
Cash dividends on common stock ($0.07 per share)	—	—	(617)	—	—	(617)
Options exercised	57,796	314	—	—	—	314
Employee stock purchase program	1,389	20	—	—	—	20
Common stock repurchased	(277)			(6)		(6)
Shares forfeited	(400)	$—	$—	$—	$—	$—
Balance, September 30, 2019	8,715,338	$81,405	$45,355	$(3,135)	$(253)	$123,372

Balance, July 1, 2018	8,555,243	$80,088	$34,173	$(2,396)	$(518)	$111,347
Net income	—	—	2,834	—	—	2,834
Other comprehensive income	—	—	—	—	(24)	(24)
Stock-based compensation expense	—	82	—	—	—	82
Cash dividends on common stock ($0.055 per share)	—	—	(472)	—	—	(472)
Options exercised	28,064	107	—	—	—	107
Employee stock purchase program	872	17	—	—	—	17
Balance, September 30, 2018	8,584,179	$80,294	$36,535	$(2,396)	$(542)	$113,891

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount	Retained Earnings	Treasury Stock
Balance, January 1, 2019	8,606,992	$80,481	$39,109	$(2,647)	$(445)	$116,498
Net income	—	—	7,946	—	—	7,946
Other comprehensive income	—	—	—	—	192	192
Stock-based compensation expense	—	312	—	—	—	312
Cash dividends on common stock ($0.195 per share)	—	—	(1,700)	—	—	(1,700)
Options exercised	116,561	558	—	—	—	558
Employee stock purchase program	3,557	54	—	—	—	54
Common stock repurchased	(32,522)			(488)		(488)
Restricted stock and other awards	21,150	—	—	—	—	—
Shares forfeited	(400)	$—	$—	$—	$—	$—
Balance, September 30, 2019	8,715,338	$81,405	$45,355	$(3,135)	$(253)	$123,372

Balance, January 1, 2018	8,470,030	$79,678	$29,593	$(2,396)	$(304)	$106,571
Net income	—	—	8,160	—	—	8,160
Other comprehensive loss	—	—	—	—	(218)	(218)
Stock-based compensation expense	—	222	—	—	—	222
Cash dividends on common stock ($0.145 per share)	—	—	(1,238)	—	—	(1,238)
Options exercised	92,560	345	—	—	—	345
AOCI reclassification related to Tax Reform	—	—	59	—	(59)	—
AOCI reclassification due to adoption of ASU 2016-01	—	—	(39)	—	39	—
Employee stock purchase program	2,689	49	—	—	—	49
Restricted stock and other awards	19,400	—	—	—	—	—
Shares forfeited	(500)	—	—	—	—	—
Balance, September 30, 2018	8,584,179	$80,294	$36,535	$(2,396)	$(542)	$113,891

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash Flows From Operating Activities
Net income	$7,946	$8,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501	480
Provision for loan losses	650	775
Amortization of subordinated debt issuance costs	28	26
Deferred income tax benefit	(41)	(111)
Net amortization of securities premiums and discounts	437	597
Earnings from investment in bank owned life insurance	(381)	(395)
Proceeds from sale of mortgage loans held for sale	48,814	37,904
Origination of mortgage loans held for sale	(47,787)	(37,210)
Gain on sale of mortgage loans held for sale	(888)	(655)
Gain on sale of loans transferred from held for investment to held for sale	(59)	(200)
Net realized gain on sale of OREO	(188)	—
OREO writedown	411	—
Stock-based compensation expense	312	222
Death benefit on bank owned life insurance	(17)	—
Net realized gain on sale of securities available for sale	(1)	—
Proceeds from sale of SBA loans held for sale	5,194	3,088
Origination of SBA loans held for sale	(4,816)	(1,086)
Gain from sale of SBA loans held for sale	(378)	(921)
Unrealized (gain) loss on equity securities	(86)	77
Net non-cash operating lease right-of-use assets and lease liabilities	135	—
Decrease (increase) in assets:
Accrued interest receivable	23	(428)
Other assets	125	(922)
Increase (decrease) in liabilities:
Accrued interest payable	(38)	27
Other liabilities	53	1,207
Net Cash Provided by Operating Activities	9,949	10,635
Cash Flows From Investing Activities
Purchase of securities available for sale	(3,757)	(4,245)
Purchase of securities held to maturity	—	(5,035)
Proceeds from repayments, calls and maturities of securities available for sale	4,545	7,148
Proceeds from repayments, calls and maturities of securities held to maturity	7,165	5,092
Proceeds from sales of securities available for sale	2,774	—
Proceeds from sale of loans transferred from held for investment to held for sale	3,079	10,030
Net increase in loans	(44,637)	(60,489)
Purchases of premises and equipment	(1,242)	(252)
Purchase of restricted investments, net	(690)	(567)
Proceeds from death benefit of bank owned life insurance	181	—
Proceeds from sale of OREO	678	—
Net Cash Used In Investing Activities	(31,904)	(48,318)
Cash Flows From Financing Activities
Net increase in deposits	45,943	44,188
Net decrease in securities sold under agreements to repurchase	(4,318)	(4,967)
Proceeds from FHLB and other borrowings	20,000	—
Repayment of FHLB and other borrowings	(22,800)	(1,300)
Cash dividends paid – common stock	(1,700)	(1,238)
Proceeds from employee stock purchase plan	54	49
Proceeds from exercise of stock options	558	345
Common stock repurchased	(488)	—
Net Cash Provided by Financing Activities	37,249	37,077
Net Increase (Decrease) in Cash and Cash Equivalents	15,294	(606)
Cash and Cash Equivalents – Beginning	48,126	48,219
Cash and Cash Equivalents - Ending	$63,420	$47,613

TWO RIVER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
For the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Supplementary cash flow information:
Interest paid	$9,067	$3,577
Income taxes paid	$3,251	$3,539
Supplemental schedule of non-cash activities:
Other real estate acquired in settlement of loans	$2,817	$585
Transfer of loans held for investment to loans held for sale	$3,020	$9,830

See notes to the unaudited consolidated financial statements.

TWO RIVER BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Two River Bancorp (the “Company”), a bank holding company, and its wholly-owned subsidiary, Two River Community Bank (“Two River” or the “Bank”); Two River’s wholly-owned subsidiaries, TRCB Investment Corporation and TRCB Holdings Nine LLC. All inter-company balances and transactions have been eliminated in the consolidated financial statements. On August 9, 2019, the Company entered into a definitive merger agreement (the “Merger Agreement”) with OceanFirst Financial Corp. (NASDAQ: OCFC) (“OceanFirst”), a parent company of OceanFirst Bank N.A. (“OceanFirst Bank”). Under the Merger Agreement, the Company will merge into OceanFirst, and, upon completion of that merger, the Bank will merge into OceanFirst Bank. The mergers are expected to close in the first quarter of 2020, subject to the Company receiving the requisite approval of its shareholders, receipt of all required regulatory approvals, and fulfillment of other customary closing conditions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019 (the “2018 Form 10-K”). For a description of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

The new leasing standard provides a number of optional practical expedients in transition. The Company has elected the "package of practical expedients," which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. ASC 842 also provides certain accounting policy elections for an entity's

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components.

Under legacy lease accounting, all of the Company's leases, which primarily relate to office space and bank branches, were classified as operating leases and, as such, are not recognized on the Company's Consolidated Balance Sheet for periods prior to the adoption of ASC 842. The Company engaged a third-party vendor and used their software to assist in implementing this ASU. Due to the adoption of ASU 2016-02, the Company recognized an operating right-of-use asset of $4.7 million and a lease liability of $4.8 million on its balance sheet as of September 30, 2019. This negatively impacted the Company's capital ratios by approximately 5 basis points compared to December 31, 2018. See Note 8, Leases, for more information.

ASU 2016-13: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. In April 2019, the FASB issued ASU 2019-04, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to Topic 825, Financial Instruments, on recognizing and measuring financial instruments, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief." This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company does not expect to elect the fair value option. In October 2019, the FASB affirmed its decision to extend the deadline to implement these ASU's. For public entities that are SEC filers, excluding Smaller Reporting Companies, these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. However for Smaller Reporting Companies, such as the Company, these ASU's are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has formed a CECL committee, which has assessed our data and system needs, and has engaged a third-party vendor to assist in analyzing our data and developing a CECL model. The Company, in conjunction with this vendor, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASUs are effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of these ASUs on our consolidated financial statements.

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

ASU 2017-08: In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. ASU No. 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for public business entities for fiscal years beginning after December 15,

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

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

NOTE 3 - REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note 1, New Accounting Standards, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

Other Income

Other non-interest income consists of other recurring revenue streams such as debit card income, credit card income, ATM fees, merchant services income, commissions from sales of mutual funds and other investments provided through a third party brokerage and investment advisory service firm, safe deposit box rental fees, and other miscellaneous revenue streams. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks, such as MasterCard. Credit card income is realized through a third party provider who issues credit cards as private label in the Company's name. ATM fees are primarily generated when a non-Company cardholder uses a Company ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer's card is processed through card payment networks, such as Visa and/or American Express. Merchant services income is realized through a third party service provider who is contracted by the Bank under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically

NOTE 3 - REVENUE RECOGNITION (Continued)

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

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Non-Interest Income
In-scope of Topic 606
Service fees on deposit accounts	$197	$236	$536	$713
Other income	163	127	472	405
Non-Interest Income (in-scope of Topic 606)	360	363	1,008	1,118
Non-Interest Income (out-of-scope of Topic 606)	764	992	2,505	3,043
Total Non-Interest Income	$1,124	$1,355	$3,513	$4,161

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

NOTE 4 - GOODWILL (Continued)

The Company performed its annual qualitative factor impairment test as of August 31, 2019. Based on the results of this analysis, the Company determined that there was no impairment on the current goodwill balance of $18,109,000.

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

The following table sets forth the computations of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)

Net income	$2,115	$2,834	$7,946	$8,160

Weighted average common shares outstanding – Basic	8,619	8,513	8,605	8,489

Effect of dilutive securities, stock options and restricted stock	101	187	116	206

Weighted average common shares outstanding – Diluted	8,720	8,700	8,721	8,695

Basic earnings per common share	$0.25	$0.33	$0.92	$0.96

Diluted earnings per common share	$0.24	$0.33	$0.91	$0.94

Dilutive securities in the table above exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. There were no stock options that were anti-dilutive for the three and nine months ended September 30, 2019 and 2018.

 NOTE 6 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s securities are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2019:

Securities available for sale:
U.S. Government agency securities	$7,905	$—	$(123)	$7,782
Municipal securities	481	2	—	483
U.S. Government-sponsored enterprises (“GSE”) – residential mortgage-backed securities	7,177	26	(66)	7,137
U.S. Government collateralized residential mortgage obligations	3,812	30	(121)	3,721
Corporate debt securities, primarily financial institutions	1,999	2	(93)	1,908

Total securities available for sale	$21,374	$60	$(403)	$21,031

Total equity securities	$2,604	$—	$(22)	$2,582

Securities held to maturity:
Municipal securities	$30,712	$1,699	$—	$32,411
GSE – Residential mortgage-backed securities	5,913	13	(14)	5,912
U.S. Government collateralized residential mortgage obligations	1,480	7	(7)	1,480
Corporate debt securities, primarily financial institutions	1,830	—	(118)	1,712

Total securities held to maturity	$39,935	$1,719	$(139)	$41,515

NOTE 6 – SECURITIES (Continued)

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2018:

Securities available for sale:
U.S. Government agency securities	$11,800	$5	$(170)	$11,635
Municipal securities	487	—	—	487
GSE – residential mortgage-backed securities	6,131	1	(185)	5,947
U.S. Government collateralized residential mortgage obligations	4,600	1	(178)	4,423
Corporate debt securities, primarily financial institutions	1,999	3	(87)	1,915

Total securities available for sale	$25,017	$10	$(620)	$24,407

Total equity securities	$2,559	$—	$(108)	$2,451

Securities held to maturity:
Municipal securities	$36,436	$389	$(111)	$36,714
GSE – residential mortgage-backed securities	7,423	—	(211)	7,212
U.S. Government collateralized residential mortgage obligations	1,769	—	(57)	1,712
Corporate debt securities, primarily financial institutions	1,827	—	(199)	1,628

Total securities held to maturity	$47,455	$389	$(578)	$47,266

The amortized cost and fair value of the Company’s debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,555	$4,555	$920	$921
Due in one year through five years	286	288	1,752	1,824
Due in five years through ten years	4,019	3,929	6,902	7,100
Due after ten years	1,525	1,401	22,968	24,278

Sub-total	10,385	10,173	32,542	34,123

GSE – residential mortgage-backed securities	7,177	7,137	5,913	5,912
U.S. Government collateralized residential mortgage obligations	3,812	3,721	1,480	1,480

Total	$21,374	$21,031	$39,935	$41,515

The Company had no security sales for the three months ended September 30, 2019 and two security sales totaling $2.8 million for the nine months ended September 30, 2019 and recorded gross realized gains and losses of $8,000 and $7,000, respectively. There were no security sales for the three and nine months ended September 30, 2018.

NOTE 6 – SECURITIES (Continued)

Investment securities with a carrying value of $23.4 million and $24.7 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure securities sold under agreements to repurchase and public deposits as required or permitted by law.

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:	(In Thousands)

U.S. Government agency securities	$1,120	$(12)	$5,161	$(111)	$6,281	$(123)
GSE – residential mortgage-backed securities	3,535	(7)	5,276	(73)	8,811	(80)
U.S. Government collateralized residential mortgage obligations	493	(3)	3,505	(125)	3,998	(128)
Corporate debt securities, primarily financial institutions	499	(1)	2,330	(210)	2,829	(211)
Total temporarily impaired securities	$5,647	$(23)	$16,272	$(519)	$21,919	$(542)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:	(In Thousands)

U.S. Government agency securities	$4,842	$(72)	$5,470	$(98)	$10,312	$(170)
Municipal securities	5,227	(24)	8,378	(87)	13,605	(111)
GSE – residential mortgage-backed securities	1,330	(10)	11,675	(386)	13,005	(396)
U.S. Government collateralized residential mortgage obligations	146	—	5,938	(235)	6,084	(235)
Corporate debt securities, primarily financial institutions	493	(8)	2,548	(278)	3,041	(286)
Total temporarily impaired securities	$12,038	$(114)	$34,009	$(1,084)	$46,047	$(1,198)

The Company had 44 securities in an unrealized loss position at September 30, 2019. In management’s opinion, the unrealized losses in corporate debt, U.S. Government agencies, U.S. Government collateralized residential mortgage obligations and GSE residential mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized loss for corporate debt securities also reflects a widening of spreads due to the liquidity and credit concerns in the financial markets. The Company may, if conditions warrant, elect to sell debt securities at a loss and redeploy the proceeds into other investments in an effort to improve returns, risk profile and overall portfolio diversification. The Company will recognize any losses when the decision is made. As of September 30, 2019, the Company did not intend to sell these debt securities prior to market recovery.

NOTE 6 – SECURITIES (Continued)

Included in corporate debt securities are three individual trust preferred securities issued by large financial institutions, all with a Moody’s rating of Baa1. At September 30, 2019, all of these securities are current with their scheduled interest payments. These single issue securities are all from large money center banks. Management concluded that these securities were not other-than-temporarily impaired as of September 30, 2019. These three securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at September 30, 2019.

There were no other-than-temporary impairments recognized during the three and nine months ended September 30, 2019 and 2018.

Equity securities consist solely of the Community Reinvestment Act ("CRA") Mutual Fund. As a result of the adoption of ASU 2016-01 in January 2018, the Company determined that the CRA Mutual Fund falls under the provisions of ASU 2016-01and accordingly, this fund was transferred from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective January 1, 2018, the Company recorded a cumulative effect adjustment of $39,000 as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally as noted above, all future unrealized gains and losses will be recognized in the Statements of Operations. As such, during the three and nine months ended September 30, 2019, an unrealized gain of $19,000 and $86,000, respectively, was recorded in Other income. For the three and nine months ended September 30, 2018, an unrealized loss of $19,000 and $77,000, respectively, was recorded in Other income.

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

Loans held for sale are designated at time of origination. They generally consist of newly originated fixed rate residential mortgage loans and salable SBA loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. The Company typically retains adjustable-rate mortgages ("ARM") loans in its portfolio, however occasionally, the Company may elect to sell a small pool of these loans as a part of its strategy to manage interest rate risk. During the three months ended September 30, 2019 and 2018, the Company had no transfers from held for investment to held for sale, therefore, there were no gains from such sales for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, the Company transferred $3.0 million and $9.8 million, respectively, from held for investment to held for sale. Gains from such sales were $59,000 and $200,000 for the nine months ended September 30, 2019 and 2018, respectively. Transfers from held for investment occur at the lower of cost or fair value, less costs to sell. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs. Depending on the type of loan sold, servicing may or may not be retained.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet, which at September 30, 2019 and December 31, 2018, the Company had no such reserves. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses,

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The components of the loan portfolio held for investment at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(In Thousands)

Commercial and industrial	$107,944	$109,362
Real estate – construction	144,577	144,865
Real estate – commercial	579,214	552,549
Real estate – residential	98,047	84,123
Consumer	30,791	31,144

	960,573	922,043
Allowance for loan losses	(11,811)	(11,398)
Net unearned fees	(709)	(742)

Net Loans	$948,053	$909,903

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2019:			(In Thousands)

Commercial and industrial	$34	$—	$498	$532	$107,412	$107,944	$—
Real estate – construction	—	—	150	150	144,427	144,577	—
Real estate – commercial	4,073	—	—	4,073	575,141	579,214	—
Real estate – residential	—	279	500	779	97,268	98,047	—
Consumer	—	—	193	193	30,598	30,791	—

Total	$4,107	$279	$1,341	$5,727	$954,846	$960,573	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days & Greater	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2018:			(In Thousands)

Commercial and industrial	$100	$—	$765	$865	$108,497	$109,362	$—
Real estate – construction	3,575	—	150	3,725	141,140	144,865	—
Real estate – commercial	563	—	54	617	551,932	552,549	—
Real estate – residential	—	564	227	791	83,332	84,123	—
Consumer	—	—	194	194	30,950	31,144	—

Total	$4,238	$564	$1,390	$6,192	$915,851	$922,043	$—

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents non-accrual loans by classes of the loan portfolio at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In Thousands)

Commercial and industrial	$498	$765
Real estate – construction	150	150
Real estate – commercial	—	54
Real estate – residential	500	227
Consumer	193	194

Total	$1,341	$1,390

There were no new troubled debt restructurings ("TDRs") that occurred during the three and nine months ended September 30, 2019 or 2018.

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

At September 30, 2019, TDRs totaled $5.6 million, including $5.0 million that were current and three non-accrual loans totaling $555,000. As of December 31, 2018, TDRs totaled $7.7 million, including $6.8 million that were current and six non-accrual loans totaling $877,000. At both September 30, 2019 and December 31, 2018, the Company had no specific reserve against any loan relationship classified as TDR.

There were no loans receivable modified as TDRs and with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2019 and 2018, respectively.

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

The following tables summarize information in regards to both the recorded investment balance information for impaired loans by loan portfolio class at September 30, 2019 and December 31, 2018, and the average recorded investment balance information for impaired loans by loan portfolio class for the three and nine months ended September 30, 2019 and 2018, respectively:

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of September 30, 2019			For the three months ended September 30, 2019		For the nine months ended September 30, 2019
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$3,658	$3,658	$—	$3,683	$42	$3,782	$129
Real estate – construction	1,659	1,659	—	1,624	19	4,187	85
Real estate – commercial	—	—	—	—	—	93	2
Real estate – residential	856	856	—	859	4	863	18
Consumer	193	193	—	194	—	194	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$3,658	$3,658	$—	$3,683	$42	$3,782	$129
Real estate – construction	1,659	1,659	—	1,624	19	4,187	85
Real estate – commercial	—	—	—	—	—	93	2
Real estate – residential	856	856	—	859	4	863	18
Consumer	193	193	—	194	—	194	—

Total	$6,366	$6,366	$—	$6,360	$65	$9,119	$234

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2018			For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Recorded Investment, Net of Charge-offs	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$4,200	$4,200	$—	$3,080	$29	$3,190	$96
Real estate – construction	3,082	3,082	—	3,101	34	3,126	101
Real estate – commercial	168	168	—	173	1	175	4
Real estate – residential	589	589	—	592	4	594	13
Consumer	194	194		194	—	194	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate – construction	—	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total:
Commercial and industrial	$4,200	$4,200	$—	$3,080	$29	$3,190	$96
Real estate – construction	3,082	3,082	—	3,101	34	3,126	101
Real estate – commercial	168	168	—	173	1	175	4
Real estate – residential	589	589	—	592	4	594	13
Consumer	194	194		194	—	194	—

Total	$8,233	$8,233	$—	$7,140	$68	$7,279	$214

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
September 30, 2019:

Commercial and industrial	$103,725	$101	$4,118	$—	$107,944
Real estate – construction	142,918	—	1,659	—	144,577
Real estate – commercial	578,628	47	539	—	579,214
Real estate – residential	97,547	—	500	—	98,047
Consumer	30,384	—	407	—	30,791

Total	$953,202	$148	$7,223	$—	$960,573

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
	(In Thousands)
December 31, 2018:

Commercial and industrial	$104,557	$126	$4,679	$—	$109,362
Real estate – construction	138,858	1,577	4,430	—	144,865
Real estate – commercial	549,083	2,722	744	—	552,549
Real estate – residential	83,896	—	227	—	84,123
Consumer	30,782	—	362	—	31,144

Total	$907,176	$4,425	$10,442	$—	$922,043

The following tables present the balance in the allowance for loan losses at September 30, 2019 and December 31, 2018 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
September 30, 2019:

Commercial and industrial	$828	$—	$828	$107,944	$3,657	$104,287
Real estate – construction	2,120	—	2,120	144,577	1,659	142,918
Real estate – commercial	7,529	—	7,529	579,214	—	579,214
Real estate – residential	778	—	778	98,047	856	97,191
Consumer	131	—	131	30,791	194	30,597
Unallocated	425	—	425	—	—	—

Total	$11,811	$—	$11,811	$960,573	$6,366	$954,207

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
			(In Thousands)
December 31, 2018:

Commercial and industrial	$745	$—	$745	$109,362	$4,200	$105,162
Real estate – construction	2,049	—	2,049	144,865	3,082	141,783
Real estate – commercial	7,283	—	7,283	552,549	168	552,381
Real estate – residential	668	—	668	84,123	589	83,534
Consumer	147	—	147	31,144	194	30,950
Unallocated	506	—	506	—	—	—

Total	$11,398	$—	$11,398	$922,043	$8,233	$913,810

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

The following table presents the change in the allowance for loan losses by classes of loans for the three and nine months ended September 30, 2019 and 2018:

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, July 1, 2019	$766	$2,129	$7,464	$736	$150	$439	$11,684
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	2
Provision	62	(9)	65	42	(21)	(14)	125

Ending balance, September 30, 2019	$828	$2,120	$7,529	$778	$131	$425	$11,811

NOTE 7 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, January 1, 2019	$745	$2,049	$7,283	$668	$147	$506	$11,398
Charge-offs	—	(242)	—	—	(5)	—	(247)
Recoveries	—	—	4	—	6	—	10
Provision	83	313	242	110	(17)	(81)	650

Ending balance, September 30, 2019	$828	$2,120	$7,529	$778	$131	$425	$11,811

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, July 1, 2018	$976	$1,572	$7,515	$520	$153	$465	$11,201
Charge-offs	—	—	—	—	—	—	—
Recoveries	33	—	6	—	—	—	39
Provision	(80)	102	(53)	76	(23)	128	150

Ending balance, September 30, 2018	$929	$1,674	$7,468	$596	$130	$593	$11,390

Allowance for Loan Losses	Commercial and Industrial	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer	Unallocated	Total
(In Thousands)
Beginning balance, January 1, 2018	$930	$1,389	$7,325	$502	$174	$348	$10,668
Charge-offs	(116)	—	(12)	—	—	—	(128)
Recoveries	33	3	19	—	20	—	75
Provision	82	282	136	94	(64)	245	775

Ending balance, September 30, 2018	$929	$1,674	$7,468	$596	$130	$593	$11,390

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

Operating leases, in which we are the lessee, are recorded as Operating Right-of-Use ("ROU") Assets and Operating Lease Liabilities on our Consolidated Balance Sheets. We do not currently have any finance leases in which we are the lessee. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our Incremental Borrowing Rate (“IBR”). The IBR was calculated for each lease by taking comparable term FHLB fixed rate borrowings based on the remaining terms of each respective lease and adding a proportionate market spread based on an unsecured borrowing. The IBR for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy and Equipment expense in the Consolidated Statements of Income. For the three and nine months ended September 30, 2019 and 2018, operating lease expense amounted to $484,000 and $446,000 compared to $1,415,000 and $1,354,000, respectively.

Our leases relate primarily to bank branches and equipment with remaining lease terms of generally one to ten years. Certain lease arrangements contain extension options which typically range from one to five years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2019, operating lease ROU assets and operating lease liabilities were $4.7 million and $4.8 million, respectively. The table below summarizes information related to our operating leases:

(In thousands, except percentages and years)	September 30, 2019
Right-of-use asset	$4,698
Weighted remaining lease term in years	4.15
Weighted average discount rate	4.31%

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating cash flows from operating leases	$387	$370	$1,141	$1,110
Variable lease costs (1)	$97	$76	$274	$244

(In thousands)
Twelve months ended September 30,
2020	$1,443
2021	1,386
2022	1,091
2023	619
2024	425
Thereafter	320
Total Lease Payments	$5,284
Interest	(451)
Present Value of Lease Liabilities	$4,833

(1) Variable lease costs represents variable payments, such as common area maintenance and utilities.

NOTE 9 – STOCK-BASED COMPENSATION PLANS

The Two River Bancorp 2007 Equity Incentive Plan (the “Plan”) provides that the Compensation Committee of the Board of Directors (the “Committee”) may grant to those individuals who are eligible under the terms of the Plan stock options, shares of restricted stock, or such other equity incentive awards as the Committee may determine. As of September 30, 2019, the number of shares of Company common stock remaining and available for future issuance under the Plan is 91,037. Shares reserved under the Plan will be issued out of authorized and unissued shares, or treasury shares, or partly out of cash, as determined by the Board.

From the adoption of the Plan until March 20, 2017, options awarded under the Plan were permitted to be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not, or cease to, qualify as incentive stock options under the Code (“nonqualified stock options” or “NQSOs”). However, after March 20, 2017, ISOs are no longer permitted to be awarded under the Plan. Awards may be granted under the Plan to directors and employees, and to consultants and other persons who provide substantial services to the Company.

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

Stock Options

For the three and nine months ended September 30, 2019, there were no stock options granted.

Stock-based compensation expense related to the vesting of stock options granted in prior periods was approximately $9,000 and $27,000 during the three and nine month period ended September 30, 2019, as compared to $14,000 and $46,000 for the same three and nine month period in 2018 and is included in salaries and employee benefits on the statement of operations.

Total unrecognized compensation cost related to non-vested options granted under the Plan was $30,000 as of September 30, 2019 and will be recognized over the subsequent weighted average life of 0.9 years.

The following table presents information regarding the Company’s outstanding stock options at September 30, 2019:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	242,533	$5.89
Options granted	—	—
Options exercised	(116,561)	4.79
Options forfeited	(369)	8.68
Options outstanding, September 30, 2019	125,603	$6.91	3.94	$1,733,924
Options exercisable, September 30, 2019	108,092	$6.55	3.59	$1,532,876
Option exercise price range at September 30, 2019	$4.94 to $11.21

NOTE 9 – STOCK-BASED COMPENSATION PLANS (Continued)

The total intrinsic value of options exercised during the three and nine months ended September 30, 2019 was $655,000 and $1,331,000, respectively. Cash received from such exercises was $314,000 and $558,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2018 was $401,000 and $1,294,000, respectively. Cash received from such exercises was $105,000 and $266,000, respectively. Income tax benefit of $29,000 and $67,000, respectively, was recognized in the three and nine months ended September 30, 2019, respectively, compared to $36,000 and $168,000, respectively, for the three and nine months ended September 30, 2018 relating to the adoption of ASU 2016-09, Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting attributable to stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock

Restricted stock is valued at the market value on the date of grant and expense is attributed to the period in which the restrictions lapse.

Compensation expense related to restricted stock was $108,000 and $285,000 for the three and nine month period ended September 30, 2019, as compared to $69,000 and $177,000 for the three and nine month period ended September 30, 2018 and is included in salaries and employee benefits on the statement of operations. There was no income tax benefit recognized in the three and nine months ended September 30, 2019 and 2018 relating to the adoption of ASU 2016-09 attributable to restricted stock.

Total unrecognized compensation cost related to restricted stock under the Plan as of September 30, 2019 was $1.0 million and will be recognized over the subsequent weighted average life of 3.5 years.

The following table summarizes information about restricted stock at September 30, 2019:

	Number of Shares	Weighted Average Price
Unvested at December 31, 2018	68,040	$15.61
Restricted stock earned	(14,514)	15.19
Granted	21,150	15.28
Awards forfeited	(400)	15.10
Unvested at September 30, 2019	74,276	$15.60

Under the Merger Agreement, the Company is not permitted to grant any stock options, shares of restricted stock, or other equity incentive awards without the consent of OceanFirst.
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Company had commitments to extend credit, including unused lines of credit, of approximately $236.2 million and $264.1 million at September 30, 2019 and December 31, 2018, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for

NOTE 10 – GUARANTEES (Continued)

one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The Company amortizes the fees collected over the life of the instrument. The Company generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Company’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral held. As of September 30, 2019 and December 31, 2018, the Company had $3.2 million and $4.2 million, respectively, of commercial and similar letters of credit. Management believes that the current amount of the liability as of September 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

NOTE 11 – FHLB AND OTHER BORROWINGS

The Bank utilizes its account relationship with Atlantic Community Bankers Bank to borrow funds through its Federal funds borrowing line in an aggregate amount up to $10.0 million. The Bank also has $36.0 million in unsecured credit facilities with three correspondent banks. These borrowings are priced on a daily basis. The Company had no borrowings outstanding on these lines at September 30, 2019 and December 31, 2018. The Bank also has a remaining borrowing capacity with the Federal Home Loan Bank of New York ("FHLB") of approximately $30.7 million based on the current loan collateral pledged of $128.8 million at September 30, 2019.

At September 30, 2019 and December 31, 2018, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $19.7 million and $22.5 million, respectively. These advances had an average interest rate of 2.00% and 1.93% at September 30, 2019 and December 31, 2018, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2019	December 31, 2018	Rate	Original Term (Years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$—	$1,800	1.59%	4	January 2019
Fixed Rate Note	—	1,000	1.09%	3	July 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023

Total FHLB borrowings	$19,700	$22,500

As of September 30, 2019, the FHLB has issued $75.1 million in municipal deposit letters of credit in the name of the Bank naming the NJ Department of Banking and Insurance as beneficiary. This letter of credit will take the place of securities previously pledged to the State of New Jersey for the Bank’s various municipal deposits.

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

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

The following table presents the contractual maturities of the Repurchase Agreements as of September 30, 2019 and December 31, 2018, disaggregated by the class of collateral pledged:

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
September 30, 2019
Class of Collateral Pledged:
U.S. Government agency securities	$7,078	$—	$—	$—	$7,078
GSE – residential mortgage-backed securities	6,841	—	—	—	6,841
U.S. Government collateralized residential mortgage obligations	3,662	—	—	—	3,662
Total	$17,581	$—	$—	$—	$17,581
Gross amount of recognized liabilities for repurchase agreements and securities lending					$15,084
Excess of collateral pledged over recognized liability					$2,497

	Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30 to 90 days	Over 90 days	Total
December 31, 2018
Class of Collateral Pledged:
U.S. Government agency securities	$11,566	$—	$—	$—	$11,566
GSE – residential mortgage-backed securities	4,289	—	—	—	4,289
U.S. Government collateralized residential mortgage obligations	10,334	—	—	—	10,334
Total	$26,189	$—	$—	$—	$26,189
Gross amount of recognized liabilities for repurchase agreements and securities lending					$19,402
Excess of collateral pledged over recognized liability					$6,787

The potential risks associated with the Repurchase Agreements and related pledged collateral, including obligations arising from a decline in the fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value.

NOTE 13 – SUBORDINATED DEBENTURES

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021. On that date, the interest rate will be adjusted to float at an annual rate equal to the prevailing three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and all other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $10.0 million at September 30, 2019 and December 31, 2018, respectively, which includes $49,000 and $77,000, respectively, of remaining unamortized debt issuance costs at September 30, 2019 and December 31, 2018. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2019:

Securities available for sale:
U.S. Government agency securities	$—	$7,782	$—	$7,782
Municipal securities	—	483	—	483
GSE – residential mortgage-backed securities	—	7,137	—	7,137
U.S. Government collateralized residential mortgage obligations	—	3,721	—	3,721
Corporate debt securities, primarily financial institutions	—	1,908	—	1,908

Total securities available for sale	$—	$21,031	$—	$21,031

Total equity securities	$2,582	$—	$—	$2,582

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At December 31, 2018:

Securities available for sale:
U.S. Government agency securities	$—	$11,635	$—	$11,635
Municipal securities	—	487	—	487
GSE – residential mortgage-backed securities	—	5,947	—	5,947
U.S. Government collateralized residential mortgage obligations	—	4,423	—	4,423
Corporate debt securities, primarily financial institutions	—	1,915	—	1,915

Total securities available for sale	$—	$24,407	$—	$24,407

Total equity securities	$2,451	$—	$—	$2,451

As of September 30, 2019 and December 31, 2018, there were no securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total
	(in thousands)
At September 30, 2019:
OREO	$—	$—	$2,501	$2,501

At December 31, 2018:
OREO	$—	$—	$585	$585

The Company’s policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2019 and 2018.

The following valuation techniques were used to measure fair value of assets in the tables above:

•
OREO – Real estate properties acquired through, or in lieu of, loan foreclosure are carried at fair value less cost to sell. Fair value is based upon the appraised value of the collateral, adjusted by management for factors such as economic conditions and other market factors. At September 30, 2019, the discount range and liquidation expenses for collateral adjustments to OREO ranged from 6.46% to 25.46% (weighted average of 6.88%). At December 31, 2018, the discount and liquidation expenses for collateral adjustments to our OREO was 9.5%. At September 30, 2019, OREO totaled $2.5 million consisting of three properties, one of which was acquired by deed in lieu of foreclosure, while the remaining two were acquired through foreclosure proceedings. All properties are carried at fair value less estimated selling costs based on current appraisals. These assets are included in Level 3 fair value

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2019 and December 31, 2018, the Company initiated foreclosure proceedings on three loans secured by residential real estate in the amount of $598,000.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018:

Securities:

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). See Note 6, Securities, for more information regarding the CRA Mutual Fund. At September 30, 2019 and December 31, 2018, there were no Level 3 securities.

The estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at September 30, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$63,420	$63,420	$63,420	$—	$—
Securities available for sale	21,031	21,031	—	21,031	—
Securities held to maturity	39,935	41,515	—	41,515	—
Equity securities	2,582	2,582	2,582	—	—
Restricted investments	6,772	6,772	—	—	6,772
Loans held for sale	1,357	1,381	—	—	1,381
Loans receivable, net	948,053	960,972	—	—	960,972
Accrued interest receivable	2,560	2,560	—	388	2,172

Financial liabilities:
Deposits	963,297	964,280	—	964,280	—
Securities sold under agreements to repurchase	15,084	15,084	—	15,084	—
FHLB and other borrowings	19,700	19,743	—	19,743	—
Subordinated debt	9,951	10,126	—	10,126	—
Accrued interest payable	81	81	—	81	—

NOTE 14 - FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Financial assets:
Cash and cash equivalents	$48,126	$48,126	$48,126	$—	$—
Securities available for sale	24,407	24,407	—	24,407	—
Securities held to maturity	47,455	47,266	—	47,266	—
Equity securities	2,451	2,451	2,451	—	—
Restricted investments	6,082	6,082	—	—	6,082
Loans held for sale	1,496	1,525	—	—	1,525
Loans receivable, net	909,903	887,374	—	—	887,374
Accrued interest receivable	2,583	2,583	—	643	1,940

Financial liabilities:
Deposits	917,354	915,435	—	915,435	—
Securities sold under agreements to repurchase	19,402	19,402	—	19,402	—
FHLB and other borrowings	22,500	21,966	—	24,966	—
Subordinated debt	9,923	9,999	—	9,999	—
Accrued interest payable	119	119	—	119	—

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

For the three months ended September 30, 2019, the Company reported income tax expense of $843,000 for an effective tax rate of 28.5%, compared to an income tax expense of $1.0 million for an effective tax rate of 26.3% for the same period last year. This was mainly due to the non-deductibility of certain merger related expenses and, to a lesser degree, a lower tax benefit related to the accounting treatment of equity-based compensation, in which a $29,000 benefit was recognized in the third quarter of 2019 compared to a $35,000 benefit from the same period last year. For the nine months ended September 30, 2019 the Company reported income tax expense of $3.0 million for an effective tax rate of 27.4%, compared to an income tax expense of $2.9 million for an effective tax rate of 26.0% for the same period last year. This was mainly due to a lower tax benefit related to the accounting treatment of equity-based compensation, in which a $67,000 benefit was recognized for the nine months ended September 30, 2019 compared to a $168,000 benefit from the same period last year.

The Company did not recognize or accrue any interest or penalties related to income taxes during the three and nine months ended September 30, 2019 or 2018.  The Company did not have an accrual for uncertain tax positions as of September 30, 2019 or December 31, 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

NOTE 16 – SHAREHOLDERS’ EQUITY

On January 24, 2019, the Company announced that its Board of Directors approved a new Share Repurchase Program. This new program allows for the Company to repurchase up to $2.0 million of its common stock from January 1, 2019 to December 31, 2019. During the three and nine months ended September 30, 2019, the Company repurchased 277 and 32,522 shares of its common stock for a total cost of approximately $6,000 and $488,000. Under the Merger Agreement, subject to certain specified exceptions set forth therein, the Company is not permitted to repurchase or otherwise acquire any shares of its common stock without OceanFirst’s consent.

NOTE 17 – SUBSEQUENT EVENT

On October 16, 2019, the Board of Directors declared a quarterly cash dividend of $0.07 per share to common shareholders of record at the close of business on November 6, 2019, payable on November 29, 2019.

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

Overview

On August 9, 2019, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") with OceanFirst Financial Corp. (NASDAQ: OCFC) ("OceanFirst"), a parent company of OceanFirst Bank N.A. ("OceanFirst Bank"). Under the Merger Agreement, the Company will merge into OceanFirst, and, upon completion of that merger, the Bank will merge into OceanFirst Bank. The mergers are expected to close in the first quarter of 2020, subject to the Company receiving the requisite approval of its shareholders, receipt of all required regulatory approvals, and fulfillment of other customary closing conditions.

The Company reported net income of $2.1 million, or $0.24 per diluted share, for the third quarter of 2019, compared to $2.8 million, or $0.33 per diluted share, for the same period in 2018, a decrease of $719,000, or 25.3%. The decrease was primarily due to $828,000, or $662,000 after-tax, in expenses relating to the Company's pending merger with OceanFirst and a $411,000, or $288,000 after-tax, write-down on an OREO property. These expenses impacted several metrics within the quarter and the year-to-date. The decrease in net income from these factors was partially offset by higher net interest income and a lower loan loss provision.

For the nine months ended September 30, 2019, the Company reported net income of $7.9 million, or $0.91 per diluted share, a decrease of $214,000, or 2.6%, from the $8.2 million, or $0.94 per diluted share, for the same period in 2018. The decrease was primarily due to the same reasons noted in the paragraph above.

The effective tax rate increased to 28.5% from 26.3% for the three months ended September 30, 2019 and 2018, respectively, mainly due to the non-deductibility of certain merger related expenses. The Company recognized a $29,000 tax benefit in the quarter ended September 30, 2019 related to the accounting treatment of equity-based compensation, compared to a $35,000 benefit in the same period last year.

The effective tax rate increased to 27.4% from 26.0% for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded a $67,000 tax benefit in the nine months ended September 30, 2019 related to the accounting treatment of equity-based compensation, as compared to $168,000 for the same period last year.

The annualized return on average assets was 0.73% and 1.04%, while the annualized return on average shareholders’ equity was 6.84% and 9.98%, for the three months ended September 30, 2019 and 2018, respectively. The annualized return on average assets was 0.93% and 1.03%, while the annualized return on average shareholders' equity was 8.84% and 9.91%, for the nine months ended September 30, 2019 and 2018, respectively. Book value and tangible book value per common share rose to $14.16 and $12.08, respectively, at September 30, 2019 as compared to $13.27 and $11.16, respectively, at September 30, 2018, as disclosed in the Non-GAAP Financial Measures table.

Net interest income increased by $125,000, or 1.4%, for the quarter ended September 30, 2019 from the same period in 2018. Average interest-earning assets totaled $1.076 billion, an increase of $58.9 million, or 5.8%, from the quarter ended September 30, 2018, primarily due to an increase in average loans. The Company reported a net interest margin of 3.40% for the quarter ended September 30, 2019, a decrease of 15 basis points when compared to the 3.55% reported for the quarter ended September 30, 2018, and a decrease of 14 basis points when compared to the 3.54% for the quarter ended June 30, 2019. The decrease from both prior periods was largely due to higher cost of funds.

Net interest income increased $1.1 million, or 4.2%, for the nine months ended September 30, 2019 from the same period in 2018, primarily due to an increase in average loans. The Company recorded a net interest margin of 3.51% for the nine months ended September 30, 2019, a decrease of 8 basis points from the 3.59% for the same period in 2018.

The Company recorded a provision for loan losses of $125,000 for the three months ended September 30, 2019 as compared to $150,000 for the corresponding 2018 period. The majority of the third quarter 2019 provision was to support the Company's loan growth. The provision for loan losses for the nine months ended September 30, 2019 was $650,000, as compared to $775,000 for the same period in 2018. The Company’s provision considers a number of factors, including our assessment of the current state of the economy, allowances related to impaired loans, loan growth and level of charge-offs and recoveries.

Non-interest income for the quarter ended September 30, 2019 totaled $1.1 million, a decrease of $231,000, or 17.0%, compared to the same period in 2018. This decrease was largely the result of lower gains on the sale of SBA loans and lower loan fees, primarily due to higher loan prepayment fees in the prior year. These decreases were partially offset by both higher residential mortgage banking revenues and other income. For the nine months ended September 30, 2019, non-interest income decreased $648,000, or 15.6%, to $3.5 million from the same period in 2018, mainly due to the same reasons noted above.

Non-interest expense for the quarter ended September 30, 2019 totaled $7.3 million, an increase of $808,000, or 12.5%, compared to the same period in 2018, largely due to expenses relating to the Company's pending merger with OceanFirst, and the aforementioned write-down on the OREO property. For the nine months ended September 30, 2019, non-interest expense increased $679,000, or 3.5%, to $19.9 million compared to $19.2 million from the same period last year mainly due to the same reasons noted above.

Total assets at September 30, 2019 were $1.147 billion, an increase of 4.6% from $1.096 billion at December 31, 2018. Total loans at September 30, 2019 were $959.9 million, an increase of $38.6 million, or 4.2%, from the $921.3 million recorded at December 31, 2018. Total deposits were $963.3 million at September 30, 2019, an increase of $45.9 million, or 5.0%, from the $917.4 million at December 31, 2018. Core checking deposits at September 30, 2019 increased $11.5 million, or 3.1%, to $381.5 million from $370.0 million at year-end 2018, while savings accounts, money market deposits and time deposits collectively increased $34.4 million, or 6.3%. The Company has continued to focus on building non-interest bearing deposits, as this lowers the institution’s cost of funds. Additionally, its savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund loan originations.

At September 30, 2019, the Company’s allowance for loan losses was $11.8 million, an increase from the $11.4 million at December 31, 2018. The allowance for loan losses as a percentage of total loans at September 30, 2019 was 1.23%, compared to 1.24% at December 31, 2018. Non-performing assets at September 30, 2019 as a percentage of total assets was 0.33% compared to 0.18% at both December 31, 2018 and September 30, 2018.

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

The following table provides information on our performance ratios for the dates indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average assets	0.73%	1.04%	0.93%	1.03%
Return on average tangible assets (1)	0.74%	1.06%	0.95%	1.04%
Return on average shareholders' equity	6.84%	9.98%	8.84%	9.91%
Return on average tangible shareholders' equity (1)	8.03%	11.90%	10.41%	11.86%
Net interest margin	3.40%	3.55%	3.51%	3.59%
Average equity to average assets	10.61%	10.43%	10.53%	10.35%
Average tangible equity to average tangible assets (1)	9.19%	8.90%	9.09%	8.79%

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

(in thousands except per share data and percentages)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total shareholders' equity	$123,372	$113,891	$123,372	$113,891
Less: goodwill and other intangible assets	(18,109)	(18,109)	(18,109)	(18,109)
Tangible common shareholders’ equity	$105,263	$95,782	$105,263	$95,782

Common shares outstanding (in thousands)	8,715	8,584	8,715	8,584
Book value per common share	$14.16	$13.27	$14.16	$13.27

Book value per common share	$14.16	$13.27	$14.16	$13.27
Effect of intangible assets	(2.08)	(2.11)	(2.08)	(2.11)
Tangible book value per common share	$12.08	$11.16	$12.08	$11.16

Return on average assets	0.73%	1.04%	0.93%	1.03%
Effect of intangible assets	0.01%	0.02%	0.02%	0.01%
Return on average tangible assets	0.74%	1.06%	0.95%	1.04%

Return on average equity	6.84%	9.98%	8.84%	9.91%
Effect of average intangible assets	1.19%	1.92%	1.57%	1.95%
Return on average tangible equity	8.03%	11.90%	10.41%	11.86%

Average equity to average assets	10.61%	10.43%	10.53%	10.35%
Effect of average intangible assets	(1.42)%	(1.53)%	(1.44)%	(1.56)%
Average tangible equity to average tangible assets	9.19%	8.90%	9.09%	8.79%

Three months ended September 30, 2019 compared to September 30, 2018

Net Interest Income

Net interest income for the quarter ended September 30, 2019 totaled $9.2 million, an increase of $125,000, or 1.4%, compared to $9.1 million for the corresponding period in 2018. This increase was largely due to an increase of $58.9 million, or 5.8%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded mainly by a higher level of average deposits, primarily time deposits.

The net interest margin and net interest spread decreased to 3.40% and 3.06%, respectively, for the three month period ended September 30, 2019, from 3.55% and 3.30%, respectively, for the same prior year period, primarily resulting from a higher cost of funds.

Total interest income for the three months ended September 30, 2019 increased by $1.1 million, or 10.1%. The increase in interest income was due to a volume related increase in interest income of $678,000, combined with a rate related increase in interest income of $464,000 for the third quarter of 2019 as compared to the same prior year period.

Interest and fees on loans increased $1.1 million, to $11.7 million for the three months ended September 30, 2019 compared to $10.6 million for the corresponding period in 2018. Volume related increases of $693,000 were combined with rate related increases of $358,000. The average balance of the loan portfolio for the three months ended September 30, 2019 increased by $58.4 million, or 6.5%, to $955.4 million from $897.0 million for the corresponding period in 2018. The average annualized yield on the loan portfolio was 4.86% for the quarter ended September 30, 2019 compared to 4.71% for the quarter ended September 30, 2018. Additionally, the average balance of total non-accrual loans, which amounted to $1.3 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $517,000 for the three months ended September 30, 2019 compared to $554,000 for the three months ended September 30, 2018, a decrease of $37,000, or 6.7%. For the three months ended September 30, 2019, investment securities had an average balance of $74.2 million with an average annualized yield of 2.79% compared to an average balance of $93.3 million with an average annualized yield of 2.37% for the three months ended September 30, 2018.

Interest income on interest-bearing deposits was $260,000 for the three months ended September 30, 2019, representing an increase of $128,000 from $132,000 for the three months ended September 30, 2018. For the three months ended September 30, 2019, interest-bearing deposits had an average balance of $46.1 million and an average annualized yield of 2.24% as compared to an average balance of $26.3 million and an average annualized yield of 1.99% for the same period in 2018. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $3.2 million for the three months ended September 30, 2019 compared to $2.2 million for the corresponding period in 2018, an increase of $1.0 million, or 45.4%. This increase in interest expense was comprised of a $353,000 volume related increase as well as a $664,000 rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities was $840.3 million for the three months ended September 30, 2019 compared to $786.7 million for the same period last year, an increase of $53.6 million, or 6.8%. Average time deposits increased by $91.0 million, or 42.5%, to $304.9 million over this same period. Average NOW accounts increased $5.5 million from $201.0 million with an average annualized rate of 0.63% during the third quarter of 2018, to $206.5 million with an average annualized rate of 0.89% during the third quarter of 2019. Average savings accounts decreased $18.1 million from $267.0 million with an average annualized rate of 0.84% during the third quarter of 2018, to $248.9 million with an average annualized rate of 1.06% during the third quarter of 2019. Average money market deposits experienced a decrease of $11.8 million over this same period while the average annualized rate increased to 0.23% from 0.18%. During the third quarter of 2019, average demand deposits totaled $177.0 million, an increase of $5.3 million, or 3.1%, over the same period last year. For the three months ended September 30, 2019, the average annualized cost for all interest-bearing liabilities was 1.54%, compared to 1.13% for the three months ended September 30, 2018.

Our strategies for increasing and retaining core deposit relationships, managing loan originations within our acceptable credit criteria and loan category concentrations, and developing our branch network growth have combined to meet our liquidity needs. The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the third quarter of 2019 were $13.4 million, with an average interest rate of 0.30%, compared to $18.4 million, with an average interest rate of 0.30%, for the third quarter of 2018.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the third quarter of 2019 and 2018 was $19.8 million and $27.9 million, respectively, with an average interest rate of 1.99% and 1.94%, respectively.

The Company also has subordinated debentures outstanding, whose aggregate principal totaled $10.0 million at September 30, 2019, which includes $49,000 of remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debt is 6.67%.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest Earning Assets:
Interest-bearing deposits in banks	$46,051	$260	2.24%	$26,337	$132	1.99%
Investment securities	74,158	517	2.79%	93,341	554	2.37%
Loans, net of unearned fees (1) (2)	955,354	11,707	4.86%	896,999	10,656	4.71%

Total Interest-Earning Assets	1,075,563	12,484	4.60%	1,016,677	11,342	4.43%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,735)			(11,341)
All other assets	92,141			75,038

Total Assets	$1,155,969			$1,080,374

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$206,541	461	0.89%	$201,026	320	0.63%
Savings deposits	248,914	665	1.06%	267,025	568	0.84%
Money market deposits	36,851	21	0.23%	48,606	22	0.18%
Time deposits	304,869	1,834	2.39%	213,872	1,014	1.88%
Securities sold under agreements to repurchase	13,451	10	0.30%	18,389	14	0.30%
FHLB and other borrowings	19,763	99	1.99%	27,870	136	1.94%
Subordinated debt	9,948	166	6.67%	9,911	165	6.66%

Total Interest-Bearing Liabilities	840,337	3,256	1.54%	786,699	2,239	1.13%

Non-Interest-Bearing Liabilities:
Demand deposits	176,982			171,729
Other liabilities	16,006			9,314

Total Non-Interest-Bearing Liabilities	192,988			181,043

Shareholders' Equity	122,644			112,632

Total Liabilities and Stockholders' Equity	$1,155,969			$1,080,374

NET INTEREST INCOME		$9,228			$9,103

NET INTEREST SPREAD (3)			3.06%			3.30%

NET INTEREST MARGIN (4)			3.40%			3.55%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earning assets.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Interest-Earning Assets:
Interest-bearing deposits in banks	$37,164	$663	2.39%	$21,923	$293	1.79%
Investment securities	76,925	1,619	2.81%	95,574	1,703	2.38%
Loans, net of unearned fees (1) (2)	951,073	34,750	4.89%	883,436	30,720	4.65%

Total Interest-Earning Assets	1,065,162	37,032	4.65%	1,000,933	32,716	4.37%

Non-Interest-Earning Assets:
Allowance for loan losses	(11,625)			(11,097)
All other assets	87,535			74,168

Total Assets	$1,141,072			$1,064,004

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW deposits	$208,155	1,296	0.83%	$219,242	937	0.57%
Savings deposits	251,672	1,893	1.01%	259,365	1,415	0.73%
Money market deposits	39,020	64	0.22%	53,413	70	0.18%
Time deposits	285,112	4,917	2.31%	190,520	2,501	1.76%
Securities sold under agreements to repurchase	14,101	30	0.28%	19,734	43	0.29%
FHLB and other borrowings	22,040	332	2.01%	26,862	382	1.90%
Subordinated debt	9,939	497	6.67%	9,902	495	6.67%

Total Interest-Bearing Liabilities	830,039	9,029	1.45%	779,038	5,843	1.00%

Non-Interest-Bearing Liabilities:
Demand deposits	174,968			165,778
Other liabilities	15,883			9,094

Total Non-Interest-Bearing Liabilities	190,851			174,872

Shareholders' Equity	120,182			110,094

Total Liabilities and Shareholders' Equity	$1,141,072			$1,064,004

NET INTEREST INCOME		$28,003			$26,873

NET INTEREST SPREAD (3)			3.20%			3.37%

NET INTEREST MARGIN (4)			3.51%			3.59%

(1)	Included in interest income on loans are net unearned loan fees.

(2)	Includes non-performing loans.

(3)	The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)	The interest rate margin is calculated by dividing annualized net interest income by average interest-earnings assets.

Analysis of Changes in Net Interest Income

The following table sets forth for the periods indicated a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)			(in thousands)
Interest Earned On:
Interest-bearing deposits in banks	$99	$29	$128	$204	$166	$370
Investment securities	(114)	77	(37)	(333)	249	(84)
Loans, net of unearned fees	693	358	1,051	2,352	1,678	4,030

Total Interest Income	678	464	1,142	2,223	2,093	4,316

Interest Paid On:
NOW deposits	9	132	141	(47)	406	359
Savings deposits	(39)	136	97	(42)	520	478
Money market deposits	(5)	4	(1)	(19)	13	(6)
Time deposits	431	389	820	1,242	1,174	2,416
Securities sold under agreements to repurchase	(4)	—	(4)	(12)	(1)	(13)
FHLB and other borrowings	(40)	3	(37)	(69)	19	(50)
Subordinated debt	1	—	1	2	—	2

Total Interest Expense	353	664	1,017	1,055	2,131	3,186

Net Interest Income	$325	$(200)	$125	$1,168	$(38)	$1,130

The change in interest due to both volume and rate has been allocated proportionally to both, based on their relative absolute values.

Provision for Loan Losses

During the third quarter of 2019, a provision for loan losses of $125,000 was expensed as compared to $150,000 for the corresponding 2018 period. The majority of the third quarter provisions for 2019 and 2018 were to support the Company's loan growth. The amount of these provisions were also affected to a lesser degree by net recoveries of $2,000 and $39,000 in such periods, respectively. The provision for loan losses is determined by an allocation process whereby an estimated allowance is allocated to the specific allowance for impaired loans and the general allowance for pools of loans. The allocation reflects management’s assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. The allowance for loan losses totaled $11.8 million, or 1.23% of total loans at September 30, 2019, as compared to $11.4 million, or 1.24% at December 31, 2018.

In management’s opinion, the level of allowance for loan losses, totaling $11.8 million, is appropriate to adequately provide for known and inherent risks in the portfolio. In the current interest rate and credit quality environment, our risk management philosophy has been to stay within our established credit culture. Management will continue to review the need for additions to its allowance for loan losses based upon its ongoing review of the loan portfolio and credit quality trends, the level of delinquencies, and general market and economic conditions.

Non-Interest Income

For the three months ended September 30, 2019 and 2018, non-interest income amounted to $1.1 million and $1.4 million, respectively, a decrease of $231,000, or 17.0%. This decrease was primarily the result of lower gains on the sale of SBA loans and lower loan fees primarily due to higher loan prepayment fees in the prior year. These decreases were partially offset by higher residential mortgage banking revenues. Additionally, other income increased $64,000, or 38.6%, primarily resulting from the recognition of a $19,000 unrealized gain related to the Bank's investment in the CRA Mutual Fund due to the adoption of ASU 2016-01, as compared to a $19,000 unrealized loss in 2018.

Non-Interest Expenses

Non-interest expenses for the three months ended September 30, 2019 increased $808,000, or 12.5%, to $7.3 million compared to $6.5 million for the three months ended September 30, 2018. This increase was primarily due to expenses relating to the Company's pending merger with OceanFirst and a $411,000 write-down on an OREO property. Excluding these expenses, non-interest expense decreased by $431,000 in the quarter ended September 30, 2019 compared to the same period in 2018. This was due in part to the fact that, during the current quarter, no FDIC insurance expense was recorded, as compared to $128,000 in the same prior year period. The FDIC notified the Bank that it was eligible for small bank assessment credits since the Deposit Insurance Fund reserve ratio of 1.40% exceeded the 1.38% level. As such, the total credit awarded to the Bank was $252,000, which more than covered the September 30, 2019 payment of $117,000. Accordingly, no expense was incurred during the third quarter.

Income Taxes

The Company recorded income tax expense of $843,000 for the three months ended September 30, 2019 compared to $1.0 million for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 and 2018 were 28.5% and 26.3%, respectively. This increase was mainly due to the non-deductibility of certain merger related expenses. The Company recognized a $29,000 tax benefit in the third quarter of 2019 related to the accounting treatment of equity-based compensation, compared to a $35,000 benefit in the same period last year.

Nine Months Ended September 30, 2019 compared to September 30, 2018

Net Interest Income

Net interest income for the nine months ended September 30, 2019 totaled $28.0 million, an increase of $1.1 million, or 4.2%, compared to $26.9 million for the corresponding period in 2018. This increase was largely due to an increase of $64.2 million, or 6.4%, in average interest-earning assets, primarily resulting from growth in the Company’s loan portfolio funded mainly by a higher level of average deposits, primarily time deposits.

The net interest margin and net interest spread decreased to 3.51% and 3.20%, respectively, for the nine month period ended September 30, 2019, from 3.59% and 3.37%, respectively, for the same prior year period, primarily resulting from higher cost of funds.

Total interest income for the nine months ended September 30, 2019 increased by $4.3 million, or 13.2%. The increase in interest income was due to both volume related increases in interest income of $2.2 million and rate related increases in interest income of $2.1 million.

Interest and fees on loans increased $4.0 million, to $34.7 million for the nine months ended September 30, 2019 compared to $30.7 million for the corresponding period in 2018. Volume related increases of $2.3 million were combined with rate related increases of $1.7 million. The average balance of the loan portfolio for the nine months ended September 30, 2019 increased by $67.7 million, or 7.7%, to $951.1 million from $883.4 million for the corresponding period in 2018. The average annualized yield on the loan portfolio was 4.89% for the nine months ended September 30, 2019 compared to 4.65% for the nine months ended September 30, 2018. Additionally, the average balance of total non-accrual loans, which amounted to $2.2 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively, impacted the Company’s loan yield for both periods presented.

Interest income on investment securities totaled $1.6 million for the nine months ended September 30, 2019, a decrease of $84,000, or 4.9%, when compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, investment securities had an average balance of $76.9 million with an average annualized yield of 2.81% compared to an average balance of $95.6 million with an average annualized yield of 2.38% for the nine months ended September 30, 2018.

Interest income on interest-bearing deposits was $663,000 for the nine months ended September 30, 2019, representing an increase of $370,000, or 126.3%, from $293,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, interest-bearing deposits had an average balance of $37.2 million and an average annualized yield of 2.39% as compared to an average balance of $21.9 million and an average annualized yield of 1.79% for the same period in 2018. The increase in the rate was the result of the Federal Reserve raising short-term interest rates.

Interest expense on interest-bearing liabilities amounted to $9.0 million for the nine months ended September 30, 2019 compared to $5.8 million for the corresponding period in 2018, an increase of $3.2 million, or 54.5%. This increase in interest expense was comprised of a $1.1 million volume related increase as well as a $2.1 million rate related increase.

The Bank continues to focus on developing core deposit relationships. The average balance of interest-bearing liabilities increased to $830.0 million for the nine months ended September 30, 2019 from $779.0 million for the same period last year, an increase of $51.0 million, or 6.5%. Average time deposits increased $94.6 million from $190.5 million with an average annualized rate of 1.76% for the nine months ended September 30, 2018 to $285.1 million with an average annualized rate of 2.31% for the nine months ended September 30, 2019. These average balance increases were partially offset by a decrease in average money market deposits of $14.4 million over this same period while the average annualized rate on such deposits increased by 4 basis points to 0.22%. Average NOW accounts decreased $11.1 million from $219.2 million with an average annualized rate of 0.57% during the nine months ended September 30, 2018, to $208.1 million with an average annualized rate of 0.83% during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, our average demand deposits totaled $175.0 million, an increase of $9.2 million, or 5.5%, over the same period last year. For the nine months ended September 30, 2019, the average annualized cost for all interest-bearing liabilities was 1.45% compared to 1.00% for the nine months ended September 30, 2018.

The Company also offers agreements to repurchase securities, commonly known as repurchase agreements, to our customers as an alternative to other insured deposits. Average balances of repurchase agreements for the nine months ended September 30, 2019 were $14.1 million, with an average interest rate of 0.28%, compared to $19.7 million, with an average interest rate of 0.29%, for the nine months ended September 30, 2018.

The Company also utilizes FHLB term borrowings as an additional funding source. The average balance of such borrowings for the nine months ended September 30, 2019 and 2018 was $22.0 million and $26.9 million, with an average interest rate of 2.01% and 1.90%, respectively.

Provision for Loan Losses

There was a $650,000 provision for loan losses reported for the nine months ended September 30, 2019 as compared to a $775,000 provision for the corresponding 2018 period. The Company had $237,000 in net loan charge-offs during the first nine months of 2019, compared to $53,000 in net loan charge-offs in the same period last year.

Non-Interest Income

For the nine months ended September 30, 2019, non-interest income amounted to $3.5 million as compared to $4.2 million, a decrease of $648,000, or 15.6%, from the corresponding period in 2018. This decrease was largely the result of a $543,000, or 59.0%, decrease in gains from the sale of SBA loans, a $177,000, or 24.8%, decrease in service fees on deposit accounts, and a $173,000, or 27.6%, decrease in other loan fees due to lower loan prepayment fees. These decreases were partially offset by a $91,000, or 9.2%, increase in mortgage banking fees. Additionally, other income increased $150,000, or 28.8%, primarily resulting from the recognition of an $86,000 unrealized gain related to the Bank's investment in the CRA Mutual Fund due to the adoption of ASU 2016-01, compared to a $77,000 unrealized loss in 2018.

Non-Interest Expenses

Non-interest expenses for the nine months ended September 30, 2019 increased $679,000, or 3.5%, to $19.9 million compared to $19.2 million for the nine months ended September 30, 2018. This increase was mainly due to the same reasons noted earlier in the three month review.

Income Taxes

The Company recorded income tax expense of $3.0 million for the nine months ended September 30, 2019 and $2.9 million for the same period ended 2018. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 27.4% and 26.0%, respectively. This increase was partially due to the non-deductibility of certain merger related expenses. A $67,000 tax benefit was recorded in the first nine months of 2019 compared to $168,000 in the same prior year period relating to the accounting treatment of equity-based compensation.

FINANCIAL CONDITION
Assets

At September 30, 2019, total assets were $1.147 billion, an increase of $50.6 million, or 4.6%, from $1.096 billion at December 31, 2018. At September 30, 2019, total loans were $959.9 million, an increase of $38.6 million, or 4.2%, from the $921.3 million reported at December 31, 2018. This loan growth was funded primarily by deposit growth. Investment securities, including restricted stock, were $70.3 million at September 30, 2019 as compared to $80.4 million at December 31, 2018, a decrease of $10.1 million, or 12.5%. At September 30, 2019, cash and cash equivalents totaled $63.4 million compared to $48.1 million at December 31, 2018, an increase of $15.3 million, or 31.8%. Goodwill totaled $18.1 million at both September 30, 2019 and December 31, 2018.

Liabilities

Total liabilities increased $43.7 million, or 4.5%, to $1.024 billion at September 30, 2019, from $979.9 million at December 31, 2018. Total deposits increased $45.9 million, or 5.0%, to $963.3 million at September 30, 2019, from $917.4 million at December 31, 2018. FHLB and other borrowings decreased by $2.8 million over this same period while securities sold under agreement to repurchase decreased by $4.3 million.

Securities Portfolio

Investment securities, including restricted investments, totaled $70.3 million at September 30, 2019 compared to $80.4 million at December 31, 2018, a decrease of $10.1 million, or 12.5%. During the nine months ended September 30, 2019 and 2018, investment security purchases amounted to $4.4 million and $9.8 million, respectively, while repayments, calls and maturities amounted to $11.7 million and $12.2 million, respectively. Additionally, there were $2.8 million investment security sales during the first nine months of 2019 as compared to none in 2018.

The Company maintains an investment portfolio to fund increased loans and liquidity needs (resulting from decreased deposits or otherwise) and to provide an additional source of interest income. The portfolio is composed of obligations of the U.S. Government agencies and U.S. Government-sponsored entities, municipal securities, a limited amount of corporate debt securities and an investment in a CRA mutual fund. U.S. Government agencies are considered to have the lowest risk due to the “full faith and credit” guarantee by the U.S. Government. All of our mortgage-backed investment securities are collateralized by pools of mortgage obligations that are guaranteed by privately managed, U.S. Government-sponsored enterprises (“GSE”), such as Fannie Mae, Freddie Mac and Government National Mortgage Association. Due to these GSE guarantees, these investment securities are susceptible to less risk of non-performance and default than other corporate securities which are collateralized by private pools of mortgages. At September 30, 2019, the Company maintained $13.1 million of GSE residential mortgage-backed securities in the investment portfolio and $5.2 million of collateralized residential mortgage obligations, all of which are current as to payment of principal and interest and are performing in accordance with the terms set forth in their respective prospectuses. Municipal securities are evaluated by a review of the credit ratings of the underlying issuer, any changes in such ratings that have occurred, adverse conditions relating to the security or its issuer, as well as other factors.

Included within the Company’s investment portfolio are trust preferred securities, which consists of three single issue securities issued by large financial institutions, all with a Moody’s rating of Baa1. These securities have an amortized cost value of $2.3 million and a fair value of $2.1 million at September 30, 2019. The unrealized loss on these securities is related to general market conditions and the widening of interest rate spreads.

Management evaluates all securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluations. As of September 30, 2019, all of these securities are current with their scheduled interest payments. Future deterioration in the cash flow of these instruments or the credit quality of the financial institution issuers could result in additional impairment charges in the future.

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

The Company has equity securities, which consists solely of an investment in the CRA Mutual Fund.

Loan Portfolio

The following table summarizes total loans outstanding, by loan category and amount as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(in thousands, except for percentages)
Commercial and industrial	$107,944	11.3%	$109,362	11.9%
Real estate – construction	144,577	15.1%	144,865	15.7%
Real estate – commercial	579,214	60.3%	552,549	60.0%
Real estate – residential	98,047	10.2%	84,123	9.1%
Consumer	30,791	3.2%	31,144	3.4%
Unearned fees	(709)	(0.1)%	(742)	(0.1)%
Total loans	$959,864	100.0%	$921,301	100.0%

Total loans, net of unearned fees, increased by $38.6 million, or 4.2%, to $959.9 million from $921.3 million at December 31, 2018. The increase was predominantly in the commercial real estate and residential mortgage sectors. Our local economy seems to reflect some strengthening in certain sectors. As such, we remain optimistic in our growth prospects for lending for the remainder of 2019, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures. Our loan pipeline remains strong, as we continue to remain focused on growing our portfolio. One of our strategies has been to open low cost loan production offices (“LPOs”) in contiguous markets and once a certain level of business is achieved, to replace some of these LPOs with a full service branch at an appropriate location within that market. Both of our current LPOs are staffed by experienced seasoned loan officers who are knowledgeable within these markets and have begun to produce positive results.

The mix of our loan composition at September 30, 2019 reflects our desire to continue emphasizing commercial and industrial, commercial real estate, construction and residential lending. Within the loan portfolio, commercial real estate remains the largest component, constituting 60.3% of our total loans at September 30, 2019, up slightly from 60.0% at December 31, 2018. These loans increased $26.7 million, or 4.8%, to $579.2 million at September 30, 2019 from $552.5 million at December 31, 2018. Real estate residential loans increased $13.9 million, or 16.6%, to $98.0 million at September 30, 2019 from $84.1 million at December 31, 2018. Commercial and industrial loans declined by $1.4 million, or 1.3%, to $107.9 million at September 30, 2019 from $109.4 million at December 31, 2018. Real estate construction loans decreased by $288,000, or 0.2%, to $144.6 million at September 30, 2019 from $144.9 million at December 31, 2018. Consumer loans declined by $353,000, or 1.1%, to $30.8 million at September 30, 2019 from $31.1 million at December 31, 2018.

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

At September 30, 2019, non-accrual loans decreased to $1.3 million from the $1.4 million at December 31, 2018. Our non-performing loans are primarily secured by real estate. At September 30, 2019 and December 31, 2018, the Company had no loans past due 90 days or more and still accruing.

The following table summarizes our non-performing assets as of September 30, 2019 and December 31, 2018. Total TDRs are broken out at the bottom of the table.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Non-Performing Assets:

Non-Accrual Loans:
Commercial and industrial	$498	$765
Real estate-construction	150	150
Real estate-commercial	—	54
Real estate-residential	500	227
Consumer	193	194

Total Non-Performing Loans	1,341	1,390

OREO	2,501	585

Total Non-Performing Assets	$3,842	$1,975

Ratios:
Non-Performing loans to total loans	0.14%	0.15%
Non-Performing assets to total assets	0.33%	0.18%

Troubled Debt Restructured Loans:
Performing	$5,025	$6,842
Non-performing (included in non-performing assets above)	555	877

Total non-performing loans decreased by $49,000 from December 31, 2018. Seven loans comprise the $1.3 million while nine loans comprise $1.4 million of non-performing loans at September 30, 2019 and December 31, 2018, respectively. At September 30,

2019, the Company believes it has a manageable level of non-performing loans, many of which are in the final stages of loss mitigation or legal resolution.

At September 30, 2019, non-performing commercial and industrial loans decreased by $267,000 during the nine months ended September 30, 2019, primarily due to the full payoff of one loan relationship and the transfer of another loan into OREO. The $498,000 is comprised of three commercial term loans.

At September 30, 2019, non-performing real estate construction loans remained unchanged from December 31, 2018.

At September 30, 2019, non-performing residential real estate loans increased by $273,000 due to the addition of one loan during the second quarter.

At September 30, 2019, non-performing commercial real estate loans decreased $54,000 from December 31, 2018 due to the transfer of one loan into OREO.

OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. These assets are carried at the lower of cost or fair value less estimated selling costs. When a property is acquired, the excess of the loan balance over fair value, less selling costs, is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred. At September 30, 2019, the Bank had $2.5 million in OREO, an increase from $585,000 at December 31, 2018 due primarily to the addition of one credit during the second quarter of 2019. During the third quarter of 2019, the Company recorded a $411,000 write-down on one OREO property.

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

As of September 30, 2019 and December 31, 2018, TDRs totaled $5.6 million and $7.7 million, respectively. The $5.6 million is comprised of $1.6 million in real estate construction loans, $3.6 million in commercial and industrial loans and $356,000 in real estate residential loans. All TDRs as of September 30, 2019 are collateral-dependent. Of the $5.6 million, no relationships have a specific reserve in our ALLL computation.

The $1.6 million in real estate construction loans are primarily comprised of three relationships and are all performing, with the exception of one non-accrual loan totaling $150,000, which is well collateralized.

The $3.6 million in commercial and industrial loans are all performing, with the exception of two non-accrual loans totaling $405,000, each of which is well collateralized.

The $356,000 in real estate residential loans are all performing.

Potential Problem Loans

Potential problem loans consist of special mention, substandard, and doubtful loans. At September 30, 2019, the Company had $7.4 million in loans that were risk rated as special mention, substandard, or doubtful. This $7.4 million of special mention, substandard, and doubtful loans represents a decrease of $7.5 million from the $14.9 million reported at December 31, 2018, primarily due to the partial writedown and transfer into OREO of one credit and the full payoff of three credits.

At September 30, 2019, other than the loans set forth above, the Company is not aware of any loans which present serious doubts as to the ability of its borrowers to comply with present loan repayment terms and which are expected to fall into one of the risk categories comprising potential problem loans.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018.

	September 30,		December 31,
	2019	2018	2018
	(in thousands, except percentages)

Balance at beginning of year	$11,398	$10,668	$10,668
Provision charged to expense	650	775	775
Recoveries (charge-offs), net	(237)	(53)	$(45)
Balance of allowance at end of period	$11,811	$11,390	$11,398

Ratio of net charge-offs to average loans outstanding (annualized)	0.03%	0.01%	0.01%
Balance of allowance as a percent of loans at period-end	1.23%	1.26%	1.24%
Ratio of allowance to non-performing loans at period-end	880.76%	819.42%	820.00%

At September 30, 2019 and December 31, 2018, the Company’s allowance for loan losses was $11.8 million and $11.4 million, respectively. The allowance for loan losses as a percentage of total loans at September 30, 2019 was 1.23%, compared with 1.24% at December 31, 2018. The Company recorded a $650,000 provision to the allowance for loan losses for the nine month period ended September 30, 2019 as compared to a $775,000 provision for the comparable period in 2018. The majority of the 2019 and 2018 provisions were to support loan growth coupled with partial charge-offs. Non-performing loans at September 30, 2019 are either well-collateralized or adequately reserved for in the allowance for loan losses.

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

Our local economy seems to reflect some strengthening in certain sectors. As such, we remain cautiously optimistic in our growth prospects for lending for the remainder of 2019, recognizing that we will continue to be challenged due in part to both the competitive landscape and pricing pressures and, as such, prudent risk management practices must be maintained. Along with this conservative approach, we have further stressed our qualitative and quantitative allowance factors to primarily reflect the current state of the economy, the housing market and levels of unemployment. We apply this process and methodology in a consistent manner and reassess and modify the estimation of methods and assumptions on a regular basis.

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

Bank Owned Life Insurance (“BOLI”)

The Company has invested in $20.5 million of BOLI to provide additional life insurance benefits for the Company and certain of its officers and directors, and as a source of funding for employee benefit expenses related to the Company’s non-qualified Supplemental Executive Retirement Plan (“SERP”) implemented for certain executive officers. The SERPs provide for payments upon retirement, death or disability. Expenses related to the SERP were approximately $113,000 and $239,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company is the owner and a beneficiary of the policies. Increases in the cash surrender values of this investment are recorded in other income in the statement of operations. Earnings on BOLI amounted to $398,000, which includes a $17,000 death benefit, and $395,000 for the nine months ended September 30, 2019 and 2018, respectively.

Premises and Equipment

Premises and equipment totaled approximately $6.7 million at September 30, 2019 and $5.9 million at December 31, 2018. Depreciation expense totaled $501,000 and $480,000 for the nine months ended September 30, 2019 and 2018, respectively.

Goodwill and Other Intangible Assets

Intangible assets totaled $18.1 million at September 30, 2019 and December 31, 2018, which was comprised of goodwill. The Company performed its annual qualitative factor goodwill impairment test as of August 31, 2019. Based on the results of this analysis, the Company concluded that there was no impairment on the current goodwill balance of $18.1 million.

There can be no assurance that future testing will not result in material impairment charges due to further developments in the banking industry or our markets or otherwise. Additional goodwill discussion can be referenced in Note 4, Goodwill, in the Company’s financial statements.

Deposits

Deposits are the Company’s primary source of funds. The deposit increase during 2019 was primarily attributable to the Company’s strategic initiative to continue to remain focused on growing market share through core deposit relationships. The Company anticipates loan demand to increase during the remainder of 2019 and beyond, and will depend on the expansion and maturation of the branch network as its primary funding source. As a secondary funding source, the Company intends to utilize borrowed funds, including FHLB advances, brokered certificates of deposit (“CDs”), and Listed Service CDs, at opportune times during changing rate cycles to help support its growth. The Company continues to experience change in the mix of the deposit products through its branch sales efforts, which are targeted to gain market penetration. In order to fund future loan growth, the Company intends to use the most cost-effective funding mix available within the market area.

In the fourth quarter of 2018, we closed our New Brunswick branch as that office had not met our long-term expectations. The closure of this office was in line with our strategic plan of optimizing the profitability of our branch network. Additionally, in early April 2019, we opened a new branch in the Ironbound district of Newark, New Jersey in Essex County. We also purchased a new site in Middletown, New Jersey, and in July, we relocated our existing Middletown branch into this new, more visible location. This branch opened in July 2019.

Total deposits at September 30, 2019, were $963.3 million an increase of $45.9 million, or 5.0%, from the 917.4 million at December 31, 2018. Core checking deposits at September 30, 2019 increased $11.5 million, or 3.1% to $381.5 million million when compared to year-end 2018, while savings accounts, money market deposits and time deposits, including wholesale and brokered CDs, collectively increased $34.4 million, or 6.3%, to $581.8 million as compared to December 31, 2018. The Bank has continued to focus on building non-interest-bearing deposits, as this lowers our cost of funds. Additionally, our savings accounts and other interest-bearing deposit products provide an efficient and cost-effective source to fund our loan originations.

One of the primary strategies is the accumulation and retention of core deposits. Core deposits consist of all deposits, except CDs $250,000 and over, brokered CDs and Listed Service CDs. Core deposits at September 30, 2019 amounted to $794.9 million and accounted for 82.5% of total deposits, as compared to $765 million and 83.4% at December 31, 2018. During 2019, we continued to price our CDs $250,000 and over at rates that are competitive with our market competition. The balance in our CDs $250,000 and over at September 30, 2019 totaled $51.0 million as compared to $38.5 million at December 31, 2018, an increase of $12.5 million, or 32.5%. At September 30, 2019, the Company had $73.4 million in brokered CDs as compared to $74.1 million at December 31, 2018, with all-in rates ranging from 1.24% to 3.15% and original terms ranging from 6 to 84 months, while Listed Service CDs totaled $44.0 million compared to $39.8 million at December 31, 2018, with rates between 1.30% to 3.26% and original terms ranging from 12 to 60 months.

The Company found this strategy of placing both brokered and Listed Service CDs provides a more cost-effective source of longer-term funding, as the rates paid for these type CDs were very competitive with current fixed rate term advances at the Federal Home Loan Bank of New York (“FHLB”) without any collateral requirements.

Borrowings

The Bank has unsecured lines of credit totaling $46.0 million with four correspondent financial institutions. These borrowings are priced on a daily basis. The Bank had no borrowings outstanding on these lines. The Bank also has remaining borrowing capacity with the FHLB of approximately $30.7 million based on the current loan collateral pledged of $128.8 million at September 30, 2019.

Short-term borrowings consist of Federal funds purchased and short-term borrowings from the FHLB. At September 30, 2019 and December 31, 2018, the Company had no short-term borrowings outstanding.

At September 30, 2019 and December 31, 2018, FHLB and other borrowings consisted of advances from the FHLB, which amounted to $19.7 million at September 30, 2019 compared to $22.5 million at December 31, 2018. The FHLB advances had a weighted average interest rate of 2.00% and 1.93% at September 30, 2019 and December 31, 2018, respectively. These advances are contractually scheduled for repayment as follows:

	September 30, 2019	December 31, 2018	Rate	Original Term (years)	Maturity
	(dollars in thousands)
Fixed Rate Note	$—	$1,800	1.59%	4	January 2019
Fixed Rate Note	2,700	2,700	1.81%	5	January 2020
Fixed Rate Note	2,500	2,500	2.03%	6	January 2021
Fixed Rate Note	—	1,000	1.09%	3	July 2019
Fixed Rate Note	1,000	1,000	1.42%	5	July 2021
Fixed Rate Note	7,500	7,500	2.07%	5	August 2022
Fixed Rate Note	1,000	1,000	1.70%	7	July 2023
Fixed Rate Note	5,000	5,000	2.16%	4	October 2021

Total FHLB borrowings	$19,700	$22,500

The maximum amount outstanding of FHLB advances at any month-end during the nine months ended September 30, 2019 and 2018 was $30.7 million and $39.5 million, respectively. The average interest rate paid on FHLB advances was 2.01% and 1.90% during the nine months ended September 30, 2019 and 2018, respectively.

Subordinated Debentures

In December 2015, the Company completed a private placement of $10 million in aggregate principal amount of fixed to floating rate subordinated debentures to certain institutional accredited investors. The subordinated debentures have a maturity date of December 31, 2025 and bear interest, payable quarterly, at the rate of 6.25% per annum until January 1, 2021.  On that date, the interest rate will be adjusted to float at an annual rate equal to the three-month LIBOR rate plus 464 basis points (4.64%) until maturity. The debentures include a right of prepayment, without penalty, on or after December 14, 2020 and, in certain limited circumstances, before that date. The indebtedness evidenced by the subordinated debentures, including principal and interest, is unsecured and subordinate and junior in right to payment to general and secured creditors of the Company and depositors and other creditors of the Bank. The subordinated debentures have been structured to qualify as Tier 2 capital for regulatory purposes. Subordinated debentures totaled $10.0 million at September 30, 2019 and December 31, 2018, which includes $49,000 and $77,000 of remaining unamortized debt issuance costs at September 30, 2019 and December 31, 2018, respectively. The debt issuance costs are being amortized over the expected life of the issue. The effective interest rate of the subordinated debentures is 6.67%.

Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase amounted to $15.1 million at September 30, 2019, a decrease of $4.3 million, or 22.3%, from $19.4 million at December 31, 2018.

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

At September 30, 2019, the Company had $63.4 million in cash and cash equivalents as compared to $48.1 million at December 31, 2018. Cash and cash equivalent balances include $35.0 million and $24.1 million of interest-bearing deposits at the Federal Reserve Bank of New York at September 30, 2019 and December 31, 2018, respectively.

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

Management believes that any amounts actually drawn upon these commitments can be funded in the normal course of operations.  The following table sets forth the Bank’s off-balance sheet arrangements as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Lines of credit secured by 1 - 4 family residential properties	$30,569	$25,828
Commitments to fund commercial real estate and construction loans	141,928	177,650
Commitments to fund commercial and industrial loans and other loans	63,700	60,579
Commercial and financial letters of credit	3,197	4,245
Total off-balance sheet commitments	$239,394	$268,302

Capital

Shareholders’ equity increased by approximately $6.9 million, or 5.9%, to $123.4 million at September 30, 2019 compared to $116.5 million at December 31, 2018. Net income for the nine month period ended September 30, 2019 added $7.9 million to shareholders’ equity. Additionally, stock-based compensation expense of $312,000, options exercised of $558,000, employee stock purchases of $54,000 and $192,000 in after-tax net unrealized gains on securities available for sale during the nine months ended September 30, 2019, were other major contributors to the increase. These increases were partially offset by $1.7 million in cash dividends on common stock. During the nine months ended September 30, 2019, the Company repurchased 32,522 shares at a cost of $488,000 under its share repurchase program.

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

As of September 30, 2019, the Company and the Bank met all regulatory requirements for classification as well-capitalized under the applicable regulatory framework. Management believes that there are no conditions or events that have changed the classification.

The capital ratios of the Company and the Bank, at September 30, 2019 and December 31, 2018, are presented below.

	Company	Bank	Minimum Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
As of September 30, 2019
Common Equity Tier 1 Capital to Risk Weighted Assets	10.41%	11.30%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.27%	10.07%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.41%	11.30%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.56%	12.47%	8.00%	10.00%

As of December 31, 2018
Common Equity Tier 1 Capital to Risk Weighted Assets	10.14%	11.09%	4.50%	6.50%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.10%	9.95%	4.00%	5.00%
Tier 1 Capital to Risk Weighted Assets	10.14%	11.09%	6.00%	8.00%
Total Capital to Risk Weighted Assets	12.34%	12.26%	8.00%	10.00%
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

As of September 30, 2019 and December 31, 2018, the Company and the Bank's capital levels exceeded the applicable capital conservation buffer. Effective January 1, 2019, the capital levels required to avoid limitation on elective distributions applicable to the Company and the Bank were as follows:

i.	a common equity Tier 1 capital ratio of 7.00%;

ii.	a Tier 1 Risk based capital ratio of 8.50%; and

iii.	a Total Risk based capital ratio of 10.50%.

As of September 30, 2019, the Bank had a capital conservation buffer greater than 2.5%.

The Bank is subject to certain legal and regulatory limitations on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Regulatory Update
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified as systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from

Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. In September 2019, as directed pursuant to the Act, the federal bank regulatory agencies issued final rules for a community bank leverage ratio (“CBLR”) for certain community banking organizations, which will be available to use in call reports filed for the period beginning January 1, 2020 or April 1, 2020 pursuant to subsequent final rules adopted in October 2019. Under the final rules, a bank or holding company would be eligible to elect the CBLR framework if the institution had less than $10.0 billion in total consolidated assets, met certain risk-based qualifying criteria and had a CBLR greater than 9%. A qualifying community banking organization that elected to opt in to the CBLR framework would not be subject to risk-based and leverage capital requirements under the Basel III rules. In July 2019, the federal bank regulatory agencies issued final rules pursuant to the Act simplifying several requirements in the agencies' regulatory capital rules for banks generally less than $250 billion in assets. As directed pursuant to the Act, the federal bank regulatory agencies issued final rules increasing the asset thresholds for management interlocks between depositary institutions, which became effective in October 2019. Also, in October 2019, the federal bank regulatory agencies issued final rules to, among other things, increase the threshold for appraisals in a residential real estate transaction from $250,000 to $400,000 and make conforming changes to add to the list of exempt transactions those transactions secured by residential property in rural areas that have been exempted from the agencies’ appraisal requirements pursuant to the Act. The Company continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On October 4, 2019, a purported Two River shareholder filed a putative shareholder class action lawsuit against the Company, certain members of the Company’s board, and OceanFirst in the Superior Court of New Jersey, Monmouth County, Chancery Division, captioned Paul Parshall v. Two River Bancorp, et al., Docket No. C-124-19. The action generally alleges that the registration statement on Form S-4 filed by OceanFirst with the SEC on September 20, 2019, which included a preliminary proxy statement/prospectus, omitted certain material information with respect to the merger and related transactions and that members of the Company’s board breached their fiduciary duties by approving the Merger Agreement because the merger is financially inadequate. Plaintiffs further allege that OceanFirst aided and abetted such alleged breaches. The action seeks to enjoin the merger (or, if the merger is consummated, rescission or rescissory damages), as well as unspecified money damages, costs and attorneys’ fees and expense. OceanFirst and Two River believe the claims in the lawsuit are without merit and intend to defend such claims vigorously.

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations.

Item 1A.    Risk Factors

The risk factors set forth in the Company’s definitive proxy statement, under the heading “Risk Factors”, being sent to the Company’s shareholders in connection with the special meeting of shareholders to vote on the mergers and related matters scheduled to be held on December 5, 2019, which proxy statement was filed with the SEC on November 1, 2019, are incorporated herein by reference.

Except for the foregoing, there has been no material change in the risk factors previously disclosed under the heading "Risk Factors" within the Company's Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)

July 1, 2019 through July 31, 2019	—	—	—	1,517,424
August 1, 2019 through August 31, 2019	—	—	—	1,517,424
September 1, 2019 through September 30, 2019	277	20.46	277	1,511,757
Total	277	20.46	277
(1) All shares were repurchased under the Company’s share repurchase program, which was approved in January 2019 by the Board of Directors, pursuant to which the Company may repurchase up to $2.0 million of its common stock from January 1, 2019 to December 31, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

2.1
Agreement and Plan of Merger, dated as of August 9, 2019, by and among Two River Bancorp, OceanFirst Financial Corp. and Hammerhead Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.1
Amendment to Employment Agreement between William D. Moss and Two River Bancorp and Two River Community Bank, dated August 9, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.2
Amendment to Change in Control Agreement between A. Richard Abrahamian and Two River Bancorp and Two River Community Bank, dated August 9, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.3
Amendment to Change in Control Agreement between Alan B. Turner and Two River Bancorp and Two River Community Bank, dated August 9, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.4
Amendment to Change in Control Agreement between Anthony Mero and Two River Bancorp and Two River Community Bank, dated August 9, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.5
First Amendment to the Amended and Restated Two River Community Bank Supplemental Executive Retirement Agreement dated as of August 8, 2019, between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.6
Third Amendment to the Amended and Restated Two River Community Bank Supplemental Executive Retirement Agreement dated as of August 8, 2019, between Two River Community Bank and A. Richard Abrahamian (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.7
Sixth Amendment to the Amended and Restated Two River Community Bank Supplemental Executive Retirement Agreement dated as of August 8, 2019, between Two River Bancorp, Two River Community Bank and Alan B. Turner (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.8
First Amendment to the Amended and Restated Two River Community Bank Supplemental Executive Retirement Agreement dated as of August 8, 2019, between Two River Bancorp, Two River Community Bank and Anthony A. Mero (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.9
First Amendment to Deferred Compensation Agreement dated as of August 8, 2019, between Two River Community Bank and William D. Moss (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.10
Second Amendment to the Officer Supplemental Life Insurance Plan made as of August 8, 2019 by Two River Community Bank (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

10.11
Second Amendment to the Officer Supplemental Life Insurance Plan # 2 made as of August 8, 2019 by Two River Community Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

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

TWO RIVER BANCORP

Date:	November 8, 2019	By:	/s/ William D. Moss
William D. Moss
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ A. Richard Abrahamian
A. Richard Abrahamian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)